Form 10KSB
period 2005-09-30
Timberline Resources Corp
filed 2006-01-13
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended September 30, 2005.

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

TIMBERLINE RESOURCES CORPORATION

 (Name of Small Business Issuer in its Charter)

Idaho	000-51549	82-0291227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

36 West 16th Avenue Spokane, Washington	99203
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (509) 747-5225

Copies of Communications to:

Thomas E. Boccieri, Attorney at Law

561 Schaefer Avenue

Oradell, New Jersey 07649-2517

Telephone: 201-983-2024

Fax: 201-265-6069

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [  ]    No [X]  The Company not yet been subject to filing requirements for 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure  will be contained, to the  best  of registrant's knowledge, in definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [  ] Yes [X] No

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $2,763,976 on January 11, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,375,875 shares of common stock on January 11, 2006.

SEC 2337 (9-07)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORWARD-LOOKING STATEMENTS

This Form 10KSB contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on pages 15 to 22, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

TIMBERLINE RESOURCES CORPORATION

FORM 10-KSB

September 30, 2005

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

23

ITEM 3. LEGAL PROCEEDINGS

44

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

44

PART II

45

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES45

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

47

ITEM 7.  FINANCIAL STATEMENTS

49

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE69

ITEM 8A. CONTROLS AND PROCEDURES

69

ITEM 8B.  OTHER INFORMATION

69

PART III

70

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

70

ITEM 10.  EXECUTIVE COMPENSATION

74

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS76

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

77

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

80

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

81

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in the State of Idaho on August 28, 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production. We ceased exploration activities (searching for ore by drilling) during the 1990s and became virtually inactive. In December 2003, an investor group purchased 80% of the issued and outstanding common stock from the then-controlling management team. In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased our authorized common stock to 100,000,000 with a par value of $.001. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split. On February 2, 2004, the name of the Company was changed to Timberline Resources Corporation (“Timberline” or the “Company”). Since the reorganization of the Company, we have been in an exploration stage evaluating, acquiring and exploring mineral prospects with potential for economic deposits of gold, silver and copper.  A prospect is defined as a mining property, the value of which has not been determined by exploration.

OUR OBJECTIVE

We are a mineral exploration company. Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. As such, we acquire properties, which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation.) We may enter into joint venture agreements with other companies to fund further exploration work. It is our plan to focus on assembling a high quality group of early to mid-stage mineral (gold, silver and copper) exploration prospects, using the experience and contacts of the management group. By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model. Geographic emphasis will be placed on the western United States, generally and especially what we believe to be the mineral-rich states of Nevada and Idaho.

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential. Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our president, Stephen Goss, has abundant experience in staking and filing unpatented mining claims in the States of Idaho, Nevada, Washington, Wyoming, Colorado and Montana, and in negotiating and preparing mineral lease agreements in connection with those mining claims.   He has performed such functions in varying capacities since 1978 for such corporations as Bunker Hill Company, U.S. Borax and Chemical Corporation and Kennecott Exploration Company.

The geologic potential and ore deposit models have been defined and specific drill targets identified on the majority of the Company’s properties.    Our property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property.  If the evaluation is positive, we seek to acquire it, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owner of unpatented claims.  Once acquired, we then typically make a more detailed evaluation of the property.  This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling, or other means to determine if economic mineralization is present on the property.

Portions of our mineral properties are owned by third parties, and leased to us.  These agreements are held by David Miller and Howard Adams, Jim Ebisch, Sedi-Met, Inc, Hecla Mining Company, Snowshoe Mining Company, Western Goldfields, Inc. and Renegade Exploration, Inc.  The contract with Mr. Ebisch, a former director, is an assignment of lease; the state of Idaho is the underlying owner.  In addition, we own a number of unpatented mining claims outright.  Approximately 45 of these claims are located near our Snowstorm Project in Shoshone County, Idaho, and have been included in the earn-in agreement with Hecla Mining Company (Exhibit 10.7*).  An “earn-in agreement” requires one party to spend a certain amount of money, usually in mineral exploration expenditures, to earn a specified percentage ownership in the property.  Four additional groups of unpatented claims owned by the Company are located in Sanders and Lincoln counties, Montana.  The Montana claims are leased by the Company to Sterling Mining Company (Exhibit 10.6*).

All of the leases are contracts with varied terms, all of which provide for us to earn an interest in the property or receive a royalty.  See Item 3, Description of Property below for further descriptions of the properties and lease agreements.  In addition, the actual agreements are referred to herein as Exhibits 10.1 through 10.10*.

Small exploration companies such as ours are being used increasingly by major mining companies as a substitute for in-house exploration staff.  As such, the larger companies are searching for attractive exploration targets that are often initially developed by small companies.  In our context, a “major mining company” is any company with the funds and desire to enter into a joint venture or lease agreement on one of our Company’s properties.  It is our strategy with properties deemed to be of higher risk or those that would require very large exploration expenditures to present them to larger companies for joint venture.  Our joint venture strategy is intended to maximize the abilities and skills of the management group, conserve, capital, and provide superior leverage for investors.  If we present a property to a major company and they are not interested, we will continue to seek an interested partner.

_________________

* Incorporated by reference to Timberline’s Form 10SB filed September 29, 2005.

For our prospects where drilling costs are reasonable and the likelihood of success seems favorable, we will undertake our own drilling.  The target depths, the tenor of mineralization on the surface, and the general geology of the area are all factors that determine the risk as calculated by the Company in conducting a drilling operation.  Mineral exploration is a research and development activity and is, by definition, a high risk business that relies on numerous untested assumptions and variables.  Accordingly, we make our decisions on a project by project basis.  We do not have any steadfast formula that we apply in determining the reasonableness of drilling costs in comparison to the likelihood of success, i.e. in determining whether success seems “favorable.”

OVERVIEW OF REGULATORY ISSUES

Hard rock mining in the United States is a closely regulated industrial activity.  Mining operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations always involve preparation of an environmental impact statement that examines the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS). Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold. However, since our prospects in Montana are for silver and copper rather than gold, this ban does not affect our plans in Montana.  We are not aware of any other states that plan to enact similar legislation.

THE GOLD MARKET

Since bottoming near $250 per ounce in 2001, the gold price has risen steadily for the last few years, reaching a 16-year high above $450 per ounce in late-2004. Through the first half of 2005, gold has traded in a fairly narrow price range between roughly $410 and $450 per ounce. The rise of the gold price in recent years is widely considered to reflect a relative decline of the U.S. dollar to other foreign currencies along with general strength in commodity prices.

According to GFMS (Gold Fields Mineral Services), world gold supply in 2004 came primarily from mine output at 2,464 metric tons (down 5% from 2003), scrap at 828 metric tons (down 12%) and official sector (governments and central banks) sales at 478 metric tons (down 22%). World gold demand in 2004 was driven by fabrication demand (jewelry and industrial) at nearly 3,021 metric tons (up 5% from 2003), with investment demand (including Exchange Traded Funds, or ETFs, index funds or trusts that specialize in trading of the securities of gold producing companies on exchanges) far behind at 475 metric tons (up 43%). Producer de-hedging added 442 metric tons of effective demand for gold (up 58%).  As gold prices began to rise, beginning in 2001, producers “de-hedged (purchased gold) to cover their put options and short positions.  This had the reverse effect of hedging, decreasing the available gold supply to strengthen gold prices.

The outlook for 2005 mine production is for it to rebound from 2004, though not to 2003 levels. Although the average gold price was up $46 in 2004 over 2003, producer costs rose by an average of $29, reflecting sharply increased energy costs and other side effects of a weaker U.S.

dollar. Central bank dishoarding continued its decline in 2004, although it did rise sharply late in that year and into early 2005.  Historically, the world’s central banks are known to be large holders (hoarders) of gold bullion.  As gold became increasingly out of favor as an investment in the mid-to-late 1990’s, many central banks around the world began selling some of their gold reserves (dishoarding), ostensibly to seek better returns elsewhere.  These sales had the effect of adding supply to the gold market and reducing its price.  Reductions in central bank sales (i.e. reduced dishoarding) had the reverse effect.

Jewelry and investment demand for physical gold continues to strengthen in rapidly developing areas of Asia, while it continues to soften in much of the western world. However, the introduction of ETFs has greatly increased institutional investment interest in gold. Producer de-hedging continues to contribute significantly to the demand side, a trend that is expected to continue.

We believe that gold production will begin to fall, perhaps dramatically, in coming years due to a lack of investment in gold exploration beginning in the late-1990s. If there are not enough new projects in the development pipeline to replace currently producing mines that will inevitably exhaust themselves in coming years, it will likely put upward pressure on the gold price.

Simultaneously, it is our opinion that massive deficits in both the federal budget and foreign trade will continue to pressure the U.S. dollar for the foreseeable future. A weaker U.S. dollar is likely to result in higher dollar-denominated prices of gold and other commodities, as has been the case for the last several years. Furthermore, with oil prices at all-time highs exceeding $60 per barrel, the gold-oil ratio is also trading at all-time lows, suggesting that gold may be currently undervalued on a relative basis.

THE SILVER MARKET

After failing to participate in an unfolding precious metal bull market for over two years, silver finally broke out of its long-term trading range in late-2003, with its price soaring to over $8 per ounce before settling into its current trading range near $7 per ounce. Prior to its breakout, silver had been basing consistently below $6 per ounce since the late-1980s and had spent most of the years 2000 through 2003 comfortably below $5 per ounce, even as other metals, including historically well-correlated gold, had strong and sustained rallies during that period. The average silver price in 2004 was $6.66, a 36% increase from the 2003 average of $4.88 and a 17-year high.

According to The Silver Institute (a world wide association of silver miners, refiners, fabricators and manufacturers), world silver supply in 2004 came primarily from mine output at 19,731 metric tons (up 4% from 2003), scrap at 5,633 metric tons (down 1%) and government sales at 1,920 metric tons (down 30%). World silver fabrication demand (including coins) in 2004 was 26,023 metric tons (down 2% from 2003), its lowest level since 1998. However, the fact that demand did not tail off more significantly in response to the sharp silver price increase is considered a sign of underlying strength by many market observers. In 2004, total fabrication demand outstripped silver supply from mines and scrap sources for the 14th consecutive year.

The increase in 2004 silver production was led by primary silver mines, not gold or base metal (i.e. any non-precious metal such as copper, lead, zinc or nickel) mines where silver is produced as a by-product. Global production is expected to remain fairly stable through 2005 before accelerating in 2006. Scrap supply has diminished in recent years largely due to a decrease in photographic demand and a drop in subsequent recycling. Supply from government offloading has decreased as well, led by a reduction in sales by the Chinese.

Silver use in photography declined for a fifth consecutive year, while jewelry and silverware demand fell to 9-year lows. On the other hand, industrial demand was up strongly as new uses for silver continue to be developed, particularly in the biocide and electronics industries.  Silver use in coinage was up 15%. The expected listing of an ETF for silver in 2005 is expected to spur an increase in institutional investment interest, as has happened recently with gold.

Despite chronic silver supply deficits dating back to the early-1990s, the key driver in the recent price surge has not originated with physical silver, but in the futures markets. Trading by hedge funds and commodity traders has dominated the silver market in recent years with interest and volume increasing considerably. Some market analysts believe that the trend toward increased investment interest in silver is likely to continue, so long as general interest in commodities remains strong and the U.S. dollar remains under pressure.

THE COPPER MARKET

After bottoming out just above $0.60 per pound in early-1999 and successfully retesting that level again in late-2001, the copper price began a strong uptrend that has taken it above the $1.60 level in recent trading. Following a consolidation just below $0.80 per pound in 2002 and most of 2003, the copper price soared in late 2003 to reach $1.40 per pound in early-2004. It has since formed an upward channel between roughly $1.20 and $1.60 per pound, trading at levels not seen since the late-1980s.

Copper, along with other base metals, has seen its price benefit greatly by tremendous demand increases in China and other Asian countries against a backdrop of the strongest global economic growth in decades. Recent strong demand has led to shortages in base metal inventories, reflecting a lack of investment in mining during extended periods of low metal prices since the late-1990s. Besides supply and demand issues, hedge funds and other speculators are widely viewed as having influenced base metals prices higher in recent years.

Management believes that the markets for copper and other base metals will cool off in coming years as expectations include softening global demand and increased mine production. A reversal in copper price trends is likely to be mirrored by hedge fund activity as well.

GLOSSARY OF CERTAIN MINING TERMS

ADIT:

An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERATION:

Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.

ASSAY:

A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

BASE METAL:

Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

BRECCIA:

A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

BULK MINING:

Any large-scale, mechanized method of mining involving many thousands of tons of ore being brought to surface per day.

BUREAU OF LAND

MANAGEMENT:

Also known as BLM.  An agency within the United States Department of the Interior which administers Amerca’s public lands.

COMMERICALLY

MINEABLE

ORE BODY:

A mineral deposit that contains ore reserves that may be mined economically.

CORE:

The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

DECLINE:

An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

DEVELOPMENT:

Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DIAMOND DRILL:

A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DILUTION:

Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

DIP:

The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.  A vein is a mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.  A strike is the direction or bearing from true north of a vein or rock formation measured on a horizontal surface.

DISSEMINATED

ORE:

Ore carrying small particles of valuable minerals spread more or less uniformly through the hose rock.

DRIFT:

A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

EPITHERMAL

DEPOSIT:

A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

EXPLORATION:

Work involved in searching for ore, usually by drilling or driving a drift.

FOOTWALL:

The rock on the underside of a vein or ore structure.

FRACTURE:

A break in the rock, the opening of which allows mineral bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

FREE MILLING:

Ores of gold or silver from which the precious metals can be recovered by concentrating methods without resort to pressure leaching or other chemical treatment.

GEOPHYSICAL

SURVEY:

Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

GRADE:

The average assay of a ton of ore, reflecting metal content.

HOST ROCK:

The rock surrounding an ore deposit.

INTRUSIVE:

A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

LIMESTONE:

A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

LODE:

A mineral deposit in solid rock.

METAMORPHIC

ROCKS:

Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

MILL:

A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal, recovery being the percentage of valuable metal in the ore that is recovered by metallurgical treatment.

RESERVES:

Ore reserves that are known to be extractable using a given mining plan.

MINERAL:

A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERAL

RESERVE:

The economically mineable part of a measured or indicated mineral resource. Appropriate assessments, often called feasibility studies, have been carried out and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social, and governmental factors. These assessments demonstrate, at the time of reporting, that extraction is reasonably justified. Mineral reserves are sub-divided, in order of increasing confidence, into probable and proven categories. A probable reserve is the economically mineable part of an indicated (and in certain circumstances, measured) resource. A proven reserve is the economically mineable part of a measured resource.

MINERAL

RESOURCE:

A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories.  An inferred resource designation comes from limited sampling data insufficient for verification of deposit quantity and quality, but it is usually supported by limited geological, geochemical and geophysical data. An indicated resource designation comes from sampling data spaced closely enough to allow certain assumptions of deposit quantity and quality and to clearly establish its mineral content. Finally, a measured resource designation comes from sampling data spaced closely enough to allow confirmation of deposit quantity and quality and to allow a preliminary evaluation of the economic viability of the deposit.

MINERALIZED

MATERIAL OR

DEPOSIT:

A mineralized body, which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

MINERALIZATION:

The presence of economic minerals in a specific area or geological formation.

NET SMELTER

RETURN:

A share of the net revenues generated from the sale of metal produced by a mine.

OPEN PIT:

A mine that is entirely on surface. Also referred to as open-cut or open-cast mine.

ORE:

Material that can be mined and processed at a positive cash flow.

PATENT:

The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

PROSPECT:

A mining property, the value of which has not been determined by exploration.

QUALIFIED

PERSON:

A qualified person must make resource and reserve designations. A qualified person is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities, or project assessment, or any combination thereof, including experience relevant to the subject matter of the report and is a member in good standing of a self-regulatory organization.

RECLAMATION:

The restoration of a site after mining or exploration activity is completed.

RECOVERY:

The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

RESERVES:

That part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

RESOURCE:

The calculated amount of material in a mineral deposit, based on limited drill information.

SHEAR OR

SHEARING:

The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SKARN:

Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolomite formation.

STRIKE:

The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

SULFIDE:

A compound of sulfur and some other element.

TAILINGS:

Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

TREND:

The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

UNPATENTED

MINING CLAIM:

A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

VEIN:

A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

Overview of the Mineral Exploration Process

Mineral exploration is the first stage in the mining process.  Typically, it involves the following:

•

The search for and location of a mineral deposit with mine development(1) potential.

•

The definition of the quantity, grade and continuity of the mineral deposit necessary for its classification as a mineral resource; and

•

Demonstration (through feasibility study) of the commercial viability of the mineral resource necessary for its classification as a mineral reserve.

Mineral Deposit Location

The first step in the mineral exploration process is the search for and location of a mineral deposit with mine development potential. Management strategy involves the identification and exploration of prospects that have the potential to host economic or mineable ore deposits. An economically viable mineral deposit can be mined and refined at a profit. The goal of the Company will be to find an economically viable mineral deposit.

Mineral Resource Classification

Following the discovery of a prospective mineral deposit, initial geological data, or exploration information, is assembled for the purpose of providing sufficient geological assurance to justify further exploration work. When geological knowledge and confidence increase to a level at which a qualified person (as defined in the glossary) can estimate the deposit as “potentially mineable mineralization”, then it can be classified as a mineral resource. The initial designation of inferred resource is usually supported by a limited range of geological, geochemical, geophysical or other geo-scientific data. As confidence in its quantity and grade increases through continued exploration work, the resource can be upgraded from inferred to the indicated and measured categories.

Mineral Reserve Classification

The ultimate objective of mineral exploration is to demonstrate the commercial viability of a deposit sufficiently to advance it to the mine development and production stages. When a qualified person renders such an assessment, then a mineral resource can be classified as a mineral reserve.  This designation is supported by feasibility studies, which take into account “modifying factors” that determine commercial viability. These factors include consideration of the following:

MINING

ore extraction method (underground or open pit); underground mining factors (mining widths, ore dilution(2), cut-off grades); reserve estimates; mining sequence (or plan)

______________________

(1)  Mine Development is the work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible

(2)  Ore dilution occurs when rock is removed along with the ore in the mining process, subsequently lowering the grade of the ore.

METALURGICAL

mineralization content (including “penalty elements”); processing method (milling or leaching); mineral separation methods and expected recovery rates; smelting & refining needs (if any); expected throughput rate

ECONOMIC

mining capital, labor, and energy costs; mining and processing costs; transportation costs; infrastructure maintenance costs; financing options and debt service costs; royalty payments; taxes; commodity market forecasts; revenue projections and cash flow analysis

REGULATORY/LEGAL

environmental regulations; water and land use issues; title assurance and property ownership issues; taxation, safety and other legislative issues, tailings(1) disposal and reclamation(2); community support for the project

Competition

The mineral industry is intensely competitive in all its phases. We will compete with many companies possessing greater financial resources and technical facilities than us for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.

We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history. There can be no assurance that Timberline will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Administrative Offices

Timberline currently maintains an office at 36 West 16th Avenue, Spokane, WA 99203.  The telephone number is (509) 747-5225. Our mailing address is P.O. Box 5034, Spokane, Washington 99205. We do not currently maintain any other office facilities, and do not anticipate the need for maintaining any additional office facilities at any time in the foreseeable future. Our president provides us with this office space at no charge.

Employees

Timberline is an exploration stage company and currently has no employees other than its officers and directors. Management expects to hire staff as necessary, and does not anticipate a need to engage any full-time employees until the business plan is applied.

___________________

(1)  Tailings are material rejected from a mill after more of the recoverable valuable minerals have been extracted

(2)  Reclamation is the process through which the site is restored after mining or exploration activity is completed

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

RISK FACTORS

An investment in an exploration stage mining company with no history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  We have obtained an exploration permit from the State of Idaho for our current exploration program on private land in Shoshone County, Idaho.  Regarding our future ground disturbing activity on federal land, we will be required to obtain a permit from the US Forest Service or the Bureau of Land Management prior to commencing exploration.  To date, we have not commenced such activities.  There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  In past years we have been engaged in mining in northern Idaho, which is currently the site of a Federal Superfund cleanup project. Although the Company is no longer involved in this or other areas at present, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this report, the Company is not aware of any environmental issues or litigation relating to any of its current or former properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our Company.

Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the eventual extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties and the resources that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we do not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

There are hundreds of public and private companies that are actively engaged in mineral exploration. The exact number is virtually impossible to quantify.  Furthermore, since the mineral exploration sphere is so diverse, it is quite difficult to identify specific primary competitors and make comparisons to our Company.  A representative sample of such companies that are similar to our Company in size, financial resources and objective include such publicly traded mineral exploration companies as Little Squaw gold Mining Company (LITS.), Idaho General Mines, Inc. (IGMI), and New Jersey Mining Company (NJMC).

Many of our competitors have greater financial resources and technical facilities. Accordingly, we will attempt to compete primarily through the knowledge and experience of our management.  This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Third parties may challenge our rights to our resource properties or the agreements that permit us to explore our properties may expire if we fail to timely renew them and pay the required fees.

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership.  These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective.  Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims.  If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge.  These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse affect on our financial position or results of operations.  There can be no assurance that any such disputes or challenges will be resolved in out favor.

We are not aware of challenges to the location or area of any of the mining concessions and mining claims. There is, however, no guarantee that title to the claims and concessions will not be challenged or impugned in the future.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since our incorporation in 1968, we were inactive for many years prior to our takeover by present management and the commencement of our exploration stage both in January 2004. Since January 2004, we have not yet located any mineral reserve. As a result, we have not had any revenues from our operations since then. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to be able to be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the fiscal year ending September 30, 2005, we spent approximately $389,000 on the maintenance and exploration of our mineral properties and the operation of our Company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since the commencement of our exploration stage in January 2004 (i.e. the time of the takeover by our new management team) raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since the commencement of our exploration stage and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties. We had cash in the amount of $111,155 and $174,270 as of September 30, 2004 and September 30, 2005. Since the commencement of our exploration stage, we have raised equity financing of $679,000 pursuant to private placement offerings of our common stock. As at September 30, 2005, we had working capital of approximately $118,000. We believe that we will have to raise any additional funds to meet our currently budgeted operating requirements for the next 12 months. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to occur, there is a substantial risk that our business would fail.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue employee/director/consultant options or if we issue additional shares to finance our operations.

We have not ever generated revenue from operations since the commencement of our exploration stage in January 2004. We are currently without a source of revenue and will most likely be required to issue additional shares to finance our operations and, depending on the outcome of our exploration programs, may issue additional shares to finance additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives to those persons. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. There are also outstanding 500,000 common share purchase warrants (exercisable into 500,000 shares of common stock) as well as options granted that are exercisable into 412,500 common shares (only 110,000 that have vested as of the date of this report; 962,500 shares in total) which, if exercised, would represent approximately 14% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

Earnings and Dividend Record

We have no earnings or dividend record. We have not paid dividends on our common shares since incorporation and do not anticipate doing so in the foreseeable future. We do not generate any cash flow from operations and could not expect to do so in the foreseeable future.

Conflicts of Interest

Certain of our officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in mineral properties.  Presently, only one of our Directors, Paul Dirksen, is employed on a consulting basis with other companies that compete with our Company for mineral exploration properties.  Such associations may give rise to conflicts of interest from time to time. Our directors are required by Idaho Corporation law to act honestly and in good faith with a view to our best interests and to disclose any interest, which they may have in any of our projects or opportunities. In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

We have not adopted any separate formal corporate policy regarding conflicts of interest, or any other corporate governance measures such as creating a directors’ audit committee requiring independent directors.  However, our recently adopted Code of Ethics, a copy of which is attached as Exhibit 14, does address areas of possible conflicts of interest.  Currently, we have two independent directors on our board of directors (Vance Thornsberry and Eric Klepfer); however, we have not yet formed an audit committee.  Other corporate governance measures such as establishing an independent audit committee of the board of directors are required under rules of national exchanges and NASDAQ. We feel that the newly adopted Code of Ethics is sufficient corporate governance for our purposes at this time.  If and when our securities are traded on a national exchange or on NASDAQ, we will be required to formulate and adopt additional measures to comply with current regulations.  In the absence of these corporate governance measures, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Dependence on Key Management Employees

The nature of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as Stephen Goss. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

Risks Associated With Our Common Stock

Because our common stock is traded only on the Pink Sheets, your ability to sell your shares in the secondary trading market may be limited.

Our common stock is traded only on the Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ, or the American Stock Exchange. Although we plan to apply to have our common stock quoted on the National Association of Securities Dealer's OTC Bulletin Board, we cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will develop.

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is traded only on the Pink Sheets. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

From July 1, 2003 through August 5, 2005, the closing sales price of our stock has ranged from $0 ($0.35 since the new management group took over in February 2004) to $1.75. Our stock closed on August 5, 2005 at $0.45 per share.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase our shares.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares Eligible for Sale Could Depress the Market for Common Stock

Of our issued and outstanding shares of common stock, all but approximately 2,347,639 shares are “restricted securities” (4,918,486 shares are restricted as of 9/29/05). In general, Rule 144 of the Securities Act of 1933, as amended, a person, is entitled to sell restricted shares into the public market if at least one year has passed since the purchase of such shares from the issuer of an affiliate of an issuer, subject to the satisfaction of certain other conditions. A significant number of the “restricted” shares of our common stock outstanding have were purchased more than one year ago. Accordingly, those shares are eligible for sale into the public market. Sales of substantial amounts of those restricted shares, or even the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and could impair our ability to raise capital through an offering of our equity securities.

PLEASE READ THIS FORM 10KSB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10SB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

ITEM 2. DESCRIPTION OF PROPERTY

Timberline currently maintains an office at 36 West 16th Avenue, Spokane, WA 99203. The Company has been provided this office space by its President at no charge. The Company telephone number is (509) 747-5225. The Company mailing address is P.O. Box 5034, Spokane, WA 99205.

Summary of Exploration Prospects

As of September 30, 2005, Timberline had acquired mineral prospects to explore in Nevada and Idaho for target commodities of gold, silver and copper, and in Montana for target commodities of silver and copper. The prospects are held by unpatented mining claims owned by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history and this is a normal procedure in our industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered.  Prior work adds to the data base and often eliminates targets or points to new ones.  In addition, previous operators may have mined under a completely different commodity price structure or technological regime.  Mineralization which was uneconomic in the past may be ore grade with modern technology and at current market prices.

The State of Montana has banned the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold.  Since our prospects in Montana are for silver and copper only, this ban does not affect our plans in Montana.  We are not aware of any other states that plan to enact similar legislation.

Idaho Copper-Silver Property

The Snowstorm Prospect

On August 30, 2004, Timberline signed a Letter of Intent (“LOI”) with Hecla Mining Company (“Hecla”) to conduct exploration on ground controlled by Hecla in Shoshone County, Idaho. A formal earn-in agreement(1) replaced the LOI on December 1, 2004.  The formal agreement covers an area of interest consisting of private mineral rights held by Hecla and unpatented lode(2) mining claims staked by Timberline. Adjacent properties have since been added by Timberline through lease agreements with Snowshoe Mining Company (“Snowshoe”) and Western Goldfields, Inc. (“Western Goldfields”).

The project area features the historic Snowstorm Mine, a small but profitable operation from the early-1900s that produced 800,000 tons of ore averaging 4-percent copper and 6 ounces per ton (oz/t) silver.  Snowstorm mineralization that has occurred as appears to be disseminated copper and silver spread through the area similar to deposits found on the Montana Copper Sulfide Belt(3), but of a much higher grade.

__________________________

(1)  An “earn-in” agreement is one in which one party is required to spend a certain amount of money, usually in mineral exploration expenditures, to earn a specified percentage ownership of the property.

(2)  A load is a mineral deposit in solid rock.

(3)  Sulfide is a compound of sulfur and some other element.

The Snowstorm property lies in the southwest corner of the Montana Copper Sulfide Belt where it overlaps the northeast corner of the Coeur d'Alene Mining District, just north of Hecla’s Lucky Friday Mine.  Timberline’s geologic model for the project is that the mine represented the high-grade core of a much larger, steeply dipping zone(1) of stratabound silver-copper mineralization.  Fieldwork by Timberline has identified a Troy-type, disseminated stratabound silver-copper target on the property with a mineralized horizon ranging from 30 to 60 feet in width, a known vertical extent of up to 2,700 feet and a possible strike length exceeding one mile.

Fieldwork by Timberline has identified a spread-out stratabound silver-copper target on the property with a possible area of mineralization ranging from 30 to 60 feet in width, a known vertical extent of up to 2,700 feet and a possible length exceeding one mile.

Land Status

The Snowstorm property position includes over 700 acres of patented mineral rights(2) held by Hecla and 725 acres of unpatented mining claims staked by Timberline. The property covered by the Agreement is detailed in Exhibit 10.7 originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Geology

The Snowstorm horizon was recognized as a zone of stratabound (layers) disseminated copper and silver within the Revett Formation in the early 1880s. The Snowstorm Mine was in production from 1904 through 1915. Operations resumed briefly in 1925. Total production through 1915 was 795,786 tons of mostly copper carbonate ore with an approximate grade of 4% copper and 6 oz/ton silver.

The mineralized horizon at the Snowstorm Mine is located on a steeply dipping, almost vertical, limb of the Granite Peak Syncline. The Snowstorm horizon was discovered in the ore that appeared at the surface, and subsequently developed with four adits(3), each driven at lower elevations, to access the nearly vertical ore-bearing horizon. The mineralized horizon appeared to be faulted out or displaced near the lowest adit.

Rocks of the Revett Formation host the Snowstorm occurrence, which is one of three formations making up the Ravalli Group of the Belt Supergroup of metasedimentary Middle Proterozoic rocks. Belt Supergroup rocks occupy a large portion of the Inland Northwest and southeastern British Columbia and include from oldest to youngest, the Lower Belt, the Ravalli Group, the Middle Belt carbonates, and the Missoula Group.

The Snowstorm mineralized horizon lies at the base of the Upper Revett sub-member on the east limb of the Granite Peak Syncline, a broad asymmetrical warp with a 7-mile axial plane beginning at Granite Peak on the north and truncating against the NW-trending Deadman Shear Zone(4) on the south. The west limb is generally steeper than the east limb. The fold axis plunges to the south where rocks of the Wallace Formation occupy the center of the fold.

_____________________

(1)  A Dip is the angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

(2)  Patented mineral rights are the ultimate state of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

(3)  An adit is an opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

(4)  A shear or shearing is the deformation of rocks by lateral movement along numerous parallel planes.

Exploration History

Exploration work has been conducted in the project area for decades. U.S. Borax conducted a program focusing on the nearby Military Gulch area during the 1980s. Later, Silver Mountain Lead Mines, The Bunker Hill Company, and Hecla held the project area and also conducted significant exploration. Timberline has obtained access to most of this data, which represents hundreds of thousands of dollars worth of work and indicates strong potential for strata-bound copper-silver mineralization in the project area.  This data has been reviewed and assembled to aid in the development of the summer 2005 exploration program.

Work Plan

The 2005 work plan will focus on more detailed mapping of the mineralized horizon, followed by diamond drilling. Such drilling, which is done by a rotary type of rock drill that cuts a core of rock or other extremely hard substances, will be conducted near the Snowstorm workings; both to confirm the grade reported by Hecla and to upgrade inferred mineralized tonnages to higher levels of confidence. Drilling near the Missoula adits will be conducted to define the zone at that location. In-fill drilling between the Snowstorm and Missoula workings will be conducted to confirm continuity of the mineralized horizon. Because of the great lateral extent of the known Revett-hosted disseminated deposits, relatively few holes should be sufficient to indicate the presence of a continuous mineralized zone. The Company estimates that execution of the first phase of this plan will cost approximately $200,000 that has been raised through a loan from a Director and outside equity financing. Timberline intends to complete this work by the end of October of 2005.  Additional exploration drilling will be required if the initial program is successful.  This additional drilling is expected to cost at least $500,000. Subsequent programs may involve Hecla Mining Company as a joint venture partner, if Hecla elects to participate in the venture after the Company’s initial $250,000 exploration expenditure is completed.

Work Completed to Date

The work that we have completed on this project includes geologic mapping, rock sampling and drilling.  As of November 7, 2005, we have completed ten drill holes on the property.  More assays were pending as of that date.  The Company has spent over $250,000 on exploration at the Snowstorm project to date.

Agreement Summary

On December 1, 2004 the Company signed an earn-in agreement with Hecla Mining Company for the acquisition of patented mineral rights held by Hecla and 38 unpatented load mining claims staked by the Company near the Snowstorm Mine, in Shoshone County, Idaho.  The agreement calls for the Company to make exploration expenditures of $250,000 prior to April 320, 2007.  After the Company has fulfilled its exploration requirement, it will submit a Phase 2 exploration program and budget to Hecla.  If Hecla elects to participate in further exploration, the companies will form a joint venture, and Hecla will pay 51% of the subsequent program expenditures, with the Company funding the remaining 49%.  If Hecla elects to withdraw from the venture after the Company’s initial exploration expenditure is complete, Hecla will retain a four percent (4%) net smelter return royalty (NSR)(1) on any mineral production from the area of interest.  See Exhibit 10.l7 (Hecla Agreement/Joint Venture Agreement for Snowstorm, Idaho) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

_____________________

(1)  NSR is a share of the net revenues generated from the sale of metal produced by a mine.

The Snowstorm Prospect (Snowshoe Agreement)

Timberline has entered into a Mineral Lease Agreement with Snowshoe for additional ground adjacent to the Snowstorm project area.

Land Status

The property subject to the Snowshoe Agreement includes the patented claims of Mineral Survey 2224. These claims encompass an area of approximately 76 acres, and lie west of the Snowstorm claims owned by Hecla.

Geology

The geology of the Snowshoe property is similar to the adjacent Snowstorm claims.  The Snowstorm geology is described above.

Exploration History

Prior to 1950, two adits were driven on the Snowshoe property in a northwesterly direction, apparently targeting the Snowstorm horizon. No high-grade mineralization was intercepted in these adits, and no production is recorded from these workings.

In the early 1990s, Hecla drilled a single hole on the Snowshoe property to a depth of approximately 1,300 feet. A review of available data indicates that the hole likely failed to intercept the mineralized horizon because a fault zone offset it.

Work Plan

The Snowshoe Adit dumps were sampled by Timberline during the summer of 2005, resulting in the recovery of mineralized rocks with disseminated ore(1) grade copper and silver. A diamond drill hole to test the Snowstorm horizon in the vicinity of the Snowshoe workings is planned for 2005. With core drilling costs of approximately $30 per foot and proposed holes projected to be less than 300 feet to intersect the targeted rock unit, drilling costs should be less than $10,000. Additional costs will be incurred for building a short spur road to the drill site. Cost estimates for completing this work plan are less than $50,000. Timberline intends to complete the drilling by approximately October 30, 2006.

Agreement Summary

On May 23, 2005, the Company signed a mineral lease agreement with Snowshoe Mining Company for a group of patented mining claims covering 76 acres, adjacent to the Company’s Snowstorm property.  The agre3ement calls for an initial payment of $8,000, which has been made.  Annual payments increase to $15,000 by May 1, 2009, and remain at that level thereafter.  The Company will pay a three percent (3%) net smelter return royalty on any production from the snowshoe property, and will perform a minimum of $10,000 worth of exploration work annually on or for the benefit of the snowshoe property.  Hecla elected to include the Snowshoe claims within the area of interest, and will consequently receive a 1% NSR royalty on any production from the Snowshoe property, if Hecla withdraws from the joint venture. The work may be performed on or for the benefit of the Snowshoe claims. See Exhibit 10.8 (Snowshoe Mining Co. Lease/Mineral Lease Property at Snowstorm, Idaho) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

______________

(1)  Disseminated ore is ore that carries small particles of valuable minerals spread more or less uniformly through the host rock.

The Snowstorm Prospect (Western Goldfields Agreement)

Timberline has entered into a Mineral Lease Agreement with Western Goldfields for additional ground adjacent to the Snowstorm project area. These claims cover nearly a mile of projected horizon strike length and potentially host the truncated lower portion of the Snowstorm ore body.

Land Status

Western Goldfields owns 16 unpatented lode-mining claims, known as the “SB” claims, located within the Snowstorm project area. The majority of these claims (13) are located east of and adjacent to the Snowstorm Mine claims held by Hecla. The remaining three claims are near the National Tunnel, at the western end of the project area.  The Western Goldfields claims cover approximately 300 acres.

Geology

The geology of the Western Goldfields property is similar to the adjacent Snowstorm claims.  The Snowstorm geology is described above.

Exploration History

Limited mapping and sampling has been conducted on the Western Goldfields claims. Timberline has obtained soil sampling data from prior exploration work, which shows anomalous copper and silver values on the claims.

Work Plan

Exploration on the Western Goldfields claims will be incorporated into the larger Snowstorm work plan. Initial work will concentrate on further mapping and sampling to define the Snowstorm horizon on the property, with drilling ultimately necessary to confirm its presence and its grade.  Cost estimates for completing this work plan are $100,000, which the Company intends to raise through outside equity financing. Subject to available financing, Timberline estimates that this work plan could be completed by October 30, 2007.

Agreement Summary

On March 29, 2005, the Company signed a letter of intent (LOI) with Western goldfields, Inc., for the acquisition of an interest in 16 unpatented load mining claims owned by Western Gold fields, lying adjacent to the Company’s snowstorm property.  The proposed mineral lease agreement calls for an initial payment o9f $2,000, plus the issuance of 50,000 shares of Timberline common stock.  Additional issuances of stock will be made from 2006 through 2008 (75,000 shares in 2006, 100,000 shares in 2007, and 2150,000 shares in 2008) if the agreement remains in effect.  A royalty of two percent (2%) of the net smelter returns will be paid to Western Goldfields if any production results from the claims.  The LOI also calls for the Company to grant options to Western Goldfields to purchase up to 250,000 common shares of the Company’s stock, at a price of $0.65 per share, from April 1, 2006 through April 1, 2008.

On September 1, 2005 the formal mineral lease agreement was signed with Western Goldfields, Inc. for property within the Snowstorm Project area of interest.  The mineral lease agreement replaces the letter of intent.  The mineral lease agreement incorporates all of the terms of the letter of intent, with the exception of the initial payment which was increased from $2,000 to $4,000 to reimburse Western Goldfields for the 2005 Bureau of Land Management maintenance filing fees.  In conjunction with the signing of the lease, the Company made the initial payment and issued 50,000 shares of common stock as per the agreement.  See Exhibit 10.9 (Western Goldfields, Inc. Lease/Mineral Lease with Western Goldfields Inc.) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Nevada Properties

The Company controls six claim groups along the Walker Lane Mineral Belt in Nye and Mineral Counties, Nevada, all within a 15-mile radius of Paradise Peak Mine. These properties constitute a project area that can be worked concurrently, reducing drill mobilization and other exploration costs. The geology and exploration model for five of the claim groups is a volcanic-hosted, epithermal(1) gold deposit. The sixth prospect is a distal skarn-type(2) gold-silver-lead-zinc prospect.

The Company has conducted an initial surface exploration program on its Nevada properties, including the acquisition and compilation of available data, detailed geological mapping, and geochemical sampling. Future work may include geophysics, and air photo and remote sensing surveys. Analysis of the initial-phase data has resulted in prioritization of exploration targets, including selection of drill hole locations on several of the prospects. It is anticipated that second-phase exploration will include a drill program, subject to available funding.

Timberline is actively seeking joint venture partners for its Nevada properties, which would relieve it of substantial obligations while still maintaining an interest in the properties. There can be no assurance that Timberline will be successful in finding partners for its Nevada properties.

More detailed information on each Nevada project appears below.

Olympic Mine Prospect

The Olympic Mine Prospect was acquired in March 2004 from Sedi-Met, Inc. (“Sedi-Met”). The property includes the past-producing Olympic and Loo gold mines, as well as numerous surface prospect pits and shallow underground workings. Company geologists believe that the property potentially hosts bonanza-vein type gold mineralization similar to ores mined historically at the Olympic Mine, as well as for disseminated and structurally controlled mineralization similar to the Paradise Peak and Rawhide mine exploration models.

Land Status

The Olympic Mine Prospect consists of 117 unpatented lode mining claims located in portions of Sections 29, 30, 31, and 32, Township 9 North, Range 8 West, on federal land administered by the BLM (Bureau of Land Management) in Mineral County, Nevada. The BLM serial numbers of the claims are NMC 794065-794070, 854932, and 863462-863517. The claims cover an area of approximately 2,340 acres.

______________________

(1)  An epithermal deposit is a mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals or, more rarely, base metals.

(2)  A scarn is the name for metamorphic rocks surrounded by an igneous intrusive (igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded on the surface) where it comes in contact with a limestone or dolomite formation.

Geology

Rocks in the immediate area consist of Oligicene-age altered rhyolite to andesite tuffs and intrusive plugs, dikes and sills of rhyolite to diabase composition. These rocks are cut by a series of sub-parallel, NW-trending strike-slip faults of the Walker Lane Structural Corridor and a set of NE-trending listric faults. Certain areas to the south are covered by unaltered dacitic tuffs and areas north of the claim group are covered by alluvium and Esmeralda-age water-lain volcanic tuffs.

Gold and silver mineralization at the Olympic Mine occurs in volcanic-hosted, epithermal, quartz-adularia-type veins, and as fracture(1) filling within highly fractured, silicified and sericitized rhyolitic tuffs. A chalcedonic quartz vein at the Olympic Mine ranges in width from 2 to 7 feet and is reported to contain an envelope of lower grade mineralization 10 to 40 feet thick that was considered uneconomic during previous mining. Surface samples in the footwall(2) of the vein show values up to 0.27 oz/ton gold and samples 15 feet into the hanging wall(3) assayed(4) 0.05 oz/ton gold. Older literature suggests that a “deeper, parallel quartz vein was encountered in the lower mine workings.”  The potential for discovering a gold deposit in the area of the Olympic Mine workings is strong.

South and east of the workings, there is also strong potential for structurally controlled and disseminated-type gold mineralization along the Omco Fault. This fault appears to be a major feeder structure as indicated by an alignment of surface gold anomalies (200 to 1,000 ppb gold) and quartz masses along a 2-mile strike length. There is also potential for discovery along a parallel structure at the Loo Mine on Trafalgar Hill, where sampling has returned values of up to 0.13 oz/ton gold.

Exploration History

Historical records credit the Olympic Mine with 40,000 ounces of gold production between 1917 and 1921.  Ore was mined from a low angle, epithermal quartz vein that ranged from 2 to 7 feet thick and reportedly averaged 0.95 ounces per ton (oz/t) gold.  Production was from three levels containing over 3,000 feet of underground workings that cover a rectangular shaped area 300 feet by 700 feet. An unknown amount of ore was mined at the Olympic and Loo mines during the late 1930s.

Cosmos Resources drilled a number of holes north and west of the Olympic Mine around 1980, also driving a short decline(5) to access the historic mine workings. The program tested for a faulted extension of the Olympic Mine to the west, but did not test in the immediate area of the mine workings or to the east across the Omco Fault. The Company has access to most of the data generated by this exploration program which indicates widespread but sub-ore grade gold mineralization that strengthens toward the Olympic Mine.

In 1989, FMC Corporation drilled 20 or more holes approximately 1.5 miles south of the Olympic Mine. The Company is in the process of acquiring this data. Drill hole locations observed in the field indicate that FMC tested an altered area with fairly close-spaced drilling (1,000 feet by 2,000 feet) near a rhyolite plug, and drilled four or five wide-spaced drill holes in the extreme southern portion of the claim block.

_________________

(1)  A break in the rock, the opening that allows mineral bearing solutions to enter.

(2)  The rock on the underside of a vein or ore structure.

(3)  The rock on the sides of a vein or ore structure

(4)  Assaying is chemical process that determines the mineral content of material tested.

(5)  A decline is an underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment.  Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

Work Plan

Detailed work plans are still under development. Work plans will include an analysis of existing drill hole information and historic underground data.  This information will be combined with detailed geologic mapping, rock chip and soil geochemical sampling, to define a phase-one drilling program.  Cost estimates for an anticipated work plan at the Olympic Mine Prospect are approximately $100,000, which the Company intends to raise through outside equity financing.  Timberline hopes to have a work plan in place by March 1, 2006.

Agreement Summary

The Olympic Mine Prospect was acquired under a Letter of Intent (LOI) between Timberline and Sedi-Met. The LOI was replaced with a formal Mineral Lease Agreement signed March 10, 2004. Terms of the agreement include an initial payment of $15,000 and 10,000 shares of Timberline stock. Payments increase by $5,000 per year to a maximum of $40,000. The lessor retains a 3% NSR royalty that can be reduced to 2% for a cash payment of $500,000. The agreement requires a first year work commitment of $50,000, which must include drilling.

On April 15, 2005, the Company’s mineral lease agreement with Sedi-Met, Inc., for unpatented mining claims located near the Olympic mine in Mineral County, Nevada, was amended to reflect additional claims that had been added, and a modification of the area of interest.  The amendment allowed the Sedi-Met property to be unitized with another group of claims ( the Sun claims) located in the southern portion of the property.  The Sun group is held by a different owner (Howard Adams and David Miller).  Unpatented claims now subject to the Sedi-Met agreement total 112.  Other terms of the amended agreement call for a payment of $20,000 on March 10, 2005 and annual payments escalating to $40,000 by March 10, 2009.  The agreement calls for a three percent (3%) net smelter return royalty.  One percent (1%) of the royalty can be purchased form $500,000 prior to October 9, 2007.  A work commitment of $50,000, including five reverse circulation drill holes, must be performed prior to March 9, 2006 under the agreement.  See Exhibit 10.4 (Sedi-Met, Inc. Agreement/Mineral Lease for Olympic Mine, Nevada) originally filed with our Form 10SB and incorporated by reference herein.

SUN, PAC, HD and ACE Prospects

The SUN, PAC, HD and ACE claim groups were acquired under a Letter of Intent (LOI) dated January 30, 2004 between Timberline and Howard Adams and J. David Miller. The LOI calls for an initial payment of $10,000, which has been made, and an additional payment of $12,000 due prior to April 30, 2004, which also has been made. Ten thousand shares of Timberline common stock were also issued to the vendors. The LOI calls for an initial work commitment of $50,000. A 3% NSR royalty can be reduced to a 1% NSR by the performance of specified work commitments and a cash payment of $500,000. Work commitments are $50,000 during the first lease year, $75,000 during the second lease year, and $100,000 during each year thereafter. These work commitments are applied to the four claim groups as a whole, and cover the total number of claims identified in the LOI.

On April 28, 2004, a mineral lease agreement formalized the LOI.  The agreement was subsequently amended, as described below.

SUN Prospect

The SUN Prospect is an early-stage gold exploration project that potentially hosts volcanic-hosted, structurally-controlled and replacement-type gold and silver mineralization. The property is located along trend(1), two miles south of the Olympic Mine, and adjacent to the Mina Mine.

Land Status

The SUN Prospect consists of 47 unpatented lode mining claims located on federal land administered by the BLM in Mineral County, Nevada. The BLM serial numbers of the claims are NMC 860349-860369. The claims cover an area of approximately 940 acres.

Geology

The SUN project area lies between the Mina Mine gold system on the east and the Simon Lead-Silver District on the west. A major NW and WNW trending structure separates post-mineral tuffs (2) from altered rhyolitic and andesitic volcanic rocks near the Mina Mine, and altered and mineralized limestone at Simon. Post-mineral Esmeralda tuff covers these receptive units over an area west and south of these structures and includes a large portion of the SUN Claims. Geochemical rock chip sampling in both the volcanic rocks and limestone(3) around the margins of the tuffs have an irregular consistency of gold (800 to 1,100 ppb*), and the pathfinder minerals(4) of arsenic (500 to 3,000 ppm**), mercury (500 to 2,000 ppb) and antimony(5) (25 to 70 ppm). The prospect potentially hosts epithermal vein and disseminated gold mineralization in the volcanic rocks similar to the Mina Mine, and for vein/replacement gold mineralization(6) in the limestone similar to the Lacana Gold Santa Fe deposit.

Exploration History

There have been several episodes of exploration at the nearby Mina Mine, most recently by Glamis Gold and MK Gold, in areas now covered by the SUN claims. Although several shallow holes have been drilled in the northern portion of the claim group, to the Company’s knowledge, only one RC hole has been drilled in the main target area. This hole was lost due to caving conditions, but the bottom 15 feet contained values up to 6,000 ppm arsenic, which could represent the top of an epithermal system.

Work Plan

Detailed work plans for the SUN Prospect are under development. The Company has initiated a program of detailed geologic mapping, geochemical sampling, and a remote sensing study as a first-phase that would likely be followed by drilling. Cost estimates for an anticipated work plan at the SUN Prospect are approximately $75,000, which the Company intends to raise through outside equity financing. Timberline hopes to have a work plan in place by March 1, 2006.

_________________________

(1)  A trend is the direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

(2)  A kind of volcanic rock

(3)  Limestone is a bedded, sedimentary deposit consisting chiefly of calcium carbonate.

(4)  A pathfinder mineral is one whose presence indicates the proximity of gold deposits or mineralization.

(5)  Antimony is a brittle, silver-white crystalline metal used in alloys.

(6)  Vein/replacement gold mineralization is a natural chemical process whereby hydrothermal fluids passing through permeable rocks react with the rocks to dissolve original minerals and replace them with gold ore.

*     Parts per billion

**   Parts per million

Work Completed to Date

The work we have completed to date on this project includes geologic mapping, rock sampling and assaying and data compilation.  Other funds have been spent expanding the land position.  The Company’s total expenditure on the property exceeds $155,000.

Agreement Summary

On April 14, 2005, the Company amended the mineral lease agreement for the Sun, HD, ACE, and PAC unpatented mining claims. The amended agreement segregated the Sun claims into a separate agreement, and then modified the area of interest of the Sun group to be compatible with the area of interest of the Sedi-Met agreement described above. The original payment under the agreement was made on April 28, 2004 and consisted of $10,000 plus 10,000 shares of the Company’s stock. Terms of the amended agreement for the Sun claims include annual payments of $10,000, the first of which was made on March 30, 2005.  Work commitments are $50,000 annually, and payment in cash may be made in lieu of the work expenditures. A 3% NSR royalty will be paid on any production from the claims. The royalty can be reduced by 1% for work expenditures of $150,000 prior to October 1, 2006, and an additional 1% by a cash payment of $150,000.  The Sun claim group now totals 47 unpatented load mining claims.  See Exhibit 10.1 (Miller-Adams Agreement/Mineral Lease for “Sun” Property, Nevada) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

The PAC Prospect

The PAC Prospect is an early exploration-stage gold project, interpreted to potentially contain a high-level, epithermal, precious-metal system. The rock type and geochemical signature are analogous to the exploration model at the Paradise Peak Mine, about 10 miles to the west.

Land Status

The PAC Prospect consists of 25 unpatented lode mining claims, located on federal land administered by the BLM in Nye County, Nevada. The BLM serial numbers of the claims are NMC 860329-860341.  The claims cover an area of approximately 500 acres.

Geology

Geology at the PAC claims consists of highly altered, felsic to intermediate volcanics cut by a swarm of heavily iron stained NW-trending quartz-breccia(1) dikes in the eastern portion of the property. Limited exposures of a hypabyssal quartz-eye rhyolite occur on the west side and post mineral volcanic cover is found to the north. Rock chip sampling indicates the system is strongly anomalous in mercury (1,000 to 8,000 ppb in the volcanic rock) and anomalous (irregular) in gold (up to 3.2 ppm or 0.10 oz/ton in the rhyolite(2)).

Exploration History

The exploration history is unknown.  There is field evidence that three or more RC holes were drilled on the property, probably during the 1980s.

_________________

(1)  Breccia is a rock in which angular fragments are surrounded by a mass of fine-grained minerals.

(2)  Rhyolite is a very acidic volcanic rock that is the lava form of granite.

Work Plan

The Company intends to conduct detailed geologic mapping, geochemical sampling, and a remote sensing study as a first-phase program that would likely be followed by drilling.  Cost estimates for an anticipated work plan at the PAC Prospect are approximately $50,000, which the Company intends to raise through outside equity financing.  Subject to available financing, Timberline estimates that this work plan could be completed by July 30, 2006.

HD Prospect

The HD Prospect is an early exploration-stage gold project with alteration(1) features and a geochemical signature indicative of a possible high-level epithermal precious metal system. The property lies along a NW-trending belt of intrusive rhyolite dome intrusions that are coincident with the Rawhide and Paradise Peak gold mines and the PAC claims.

Land Status

The HD Prospect consists of 23 unpatented lode mining claims, located in un-surveyed Section 19, T19N, R39E, on Federal land administered by the BLM in Nye County, Nevada. The claims cover an area of approximately 460 acres.

Geology

Rocks at the HD Prospect contain a silica sinter apron inter-layered with rhyolitic volcanics. Epithermal features include banded chalcedonic quartz and breccia infill, multi-stage silica veining and quartz after calcite. The sinter plunges southwesterly under post-mineral volcanics and pediment cover, and appears to be down faulted to the west. The claims are possibly along the eastern margin of a small caldera feature. Rock chip geochemistry indicates this to be a high-level mineralized system anomalous in mercury and arsenic with trace amounts of gold.

The high-level hydrothermal features, geochemistry, associated rhyolitic volcanic units and the presence of the inferred caldera suggest a rhyolite dome target that has been down-dropped to the west. This area represents a buried, untested target that may be similar to the Paradise Peak exploration model.

Exploration History

In 1984, Kennecott Exploration drilled three shallow RC holes along the northern margin of the sinter apron. The results of this drilling are unknown. In the mid-1980s, Homestake Mining Company held claims over the area and submitted a plan of operations to the BLM to drill several holes south and west of the sinter, but never completed the program.

Work Plan

The Company intends to conduct detailed geologic mapping and geochemical sampling as a first-phase program that would likely be followed by drilling.  Cost estimates for an anticipated work plan at the HD Prospect are approximately $50,000, which the Company intends to raise through outside equity financing.  Subject to available financing, Timberline estimates that this work plan could be completed by July 30, 2006.

_______________

(1)  An alteration is any physical or chemical change in a rock or mineral subsequent to its formation.

ACE Prospect

The ACE Prospect is an early exploration-stage gold prospect that lies along the projected strike extension of the gold-bearing quartz vein system of the Warrior Mine.  The property potentially hosts gold-bearing vein structures and possible replacement mineralization beneath a low angle thrust.

Land Status

The ACE Prospect consists of 17 unpatented lode-mining claims, located in unsurveyed Section 6, T9N, R37E, on Federal land administered by the BLM in Nye County, Nevada. BLM serial numbers are NMC 860370-860374, 856535, 867305-867309, and 892089-892093. The claims cover an area of approximately 340 acres.

Geology

The ACE Claims are located in an area of low relief that contains about 20% outcrop. They are staked over exposures of silicified(1) breccia that is inferred to be the trace of a low-angle thrust fault, presumably the Luning Thrust. The thrust extends eastward over what is inferred to be the strike continuation of the Warrior Vein System. In this area, the thrust passes under younger, post-mineral volcanics and effectively covers the Warrior Vein System and older host rocks (2) consisting of rhyolite to andesitic volcanics(3) and Luning limestone. The silicified and mineralized breccia is interpreted as leakage of later-stage hydrothermal solutions along the thrust. Initial rock chip sampling indicates that these breccias are anomalous in gold (30 to 350 ppb) and strongly anomalous in mercury (1,000 to 6,000 ppb).

Exploration History

Texasgulf drilled three or more vertical RC holes in the early 1980s near the western edge of the claim group. Results of this drilling are unknown. Company geologists and prior owners believe the target is further to the east along the untested strike of the Warrior Vein System.

Work Plan

The Company intends to conduct detailed geologic mapping and geochemical sampling, along with an air photo and remote sensing study, as a first-phase program that would likely be followed by drilling.  Cost estimates for an anticipated work plan at the ACE Prospect are approximately $40,000, which the Company intends to raise through outside equity financing.  Subject to available financing, Timberline estimates that this work plan could be completed by July 30, 2006.

Work to Date on the PAC, HD and ACE Properties

The work we have completed to date on this project includes geologic mapping, rock sampling and assaying.  Funds have been spent expanding the land position at each property.  The Company’s total expenditure on the properties exceeds $170,000.

_______________

(1) very hardened

(2) the rocks surrounding an ore deposit

(3) dark grayish rock composed of crystalline, silicified minerals

Agreement Summary for the PAC, HD, and ACE prospects

On April 14, 2005, the Company amended the Mineral Lease Agreement for the HD, ACE and PAC unpatented lode-mining claims. The original Agreement, as described above, was executed on April 18, 2004. The amended Agreement reflected the addition of claims to the ACE and PAC claim groups. The initial payment under the original Agreement was $12,000, plus 10,000 shares of Timberline common stock. The consideration paid under the amended Agreement on April 14, 2005 was an additional $10,000 plus 20,000 shares of the Timberline common stock. Other terms of the amended Agreement include annual payments escalating to $25,000 by March 30, 2008. A 3% NSR royalty will be paid on any production from the claims. The royalty can be reduced by 1% for work expenditures of $250,000 prior to October 1, 2007, and an additional 1% by a cash payment of $150,000. Work commitments are $30,000 annually, and payment in lieu of work expenditures can be made.  The claim group covered by the amended agreement now totals 65 unpatented load mining claims.  See Exhibit 10.2 (Miller-Adams Agreement/Mineral Lease for HD, ACE, PAC Claims, Nevada) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Downeyville (DOW) Prospect

In April 2005, Timberline entered into a Mineral Lease Agreement to acquire the Downeyville Prospect.

Land Status

The Downeyville unpatented lode mining claims (a.k.a. the “Dow” claims) are located in Nye County, Nevada, covering approximately 440 acres. The claims are located on federal land administered by the BLM.

Geology

The property is characterized by strongly oxidized shear controlled and replacement type mineralization that occurs throughout the claim group. A magnetic high southwest of the claim group under alluvial cover was discovered by an airborne geophysical survey(1), possibly representing a buried intrusive related to the distal base and precious metal mineralization seen on the claims. Persistent high-grade zinc grades from surface samples, and consistently elevated gold and silver values accompanied by the pathfinder minerals pyrrhotite, magnetite, and tremolite-actinolite indicate the potential for proximal gold skarn mineralization, similar to that seen at the McCoy-Cove Mine.

Exploration History

Some minor past production has occurred on the property, as evidenced by the existing dumps. No data has been obtained regarding any recent exploration on the claim group.

______________

(1)  A geophysical survey is an indirect method of investigating the subsurface geology using the applications of physics including electric, gravimetric, electromagnetic, seismic and radiometric principles.

Work Plan

The Company intends to conduct additional mapping and sampling to define drill targets during the initial exploration program. A geophysical survey may be used to search for buried targets. Cost estimates for an anticipated work plan at the Downeyville Prospect are approximately $50,000, which the Company intends to raise through outside equity financing. Subject to available financing, Timberline estimates that this work plan could be completed by September 30, 2006.

Work Completed to Date

The work completed to date includes geologic mapping and rock sampling and assaying.  The Company’s total expenditure on the property exceeds $15,000.

Agreement Summary

On April 14, 2005, the Company entered into a Mineral Lease Agreement for the Downeyville Prospect. Terms of the Agreement call for an initial payment of $12,000 plus 8,000 shares of Timberline common stock, both of which have been made. Annual payments are $10,000 beginning in 2006 and a 3% NSR royalty will be paid on any production from the claims. The royalty can be reduced by 1% for work expenditures of $150,000 prior to October 1, 2008, and an additional 1% by a cash payment of $150,000. Work commitments are $20,000 the first year and $50,000 annually thereafter, and payment in lieu of work expenditures can be made.  See Exhibit 10.3 (Miller-Adams Agreement/Mineral lease for DOW Claims, Nevada) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

The Sanger Mine Prospect

Land Status

The nine Sanger unpatented lode mining claims (a.k.a. the “S” claims) are located in Esmeralda County, Nevada, adjacent to and on-strike with the main mineralization developed in the Sanger Decline. The claims are subject to a Letter of Intent (LOI) between their owner, Renegade Exploration Company (“Renegade”), and Timberline, as described below. There are five additional unpatented lode-mining  claims that control the portal of the decline into the Sanger Mine that are owned by a third party. Timberline is continuing negotiations with this party for an exploration agreement covering these claims.

Geology

The target geology at the Sanger Prospect is a silver-bearing vein, approximately 6 to 10 feet wide, grading approximately 9 to 20 oz/ton silver.

Exploration History

The Sanger Mine was developed by Inspiration Development Company during the 1970s.  A decline was driven to the vein and small-scale mining was conducted before declining silver prices closed operations in the 1980s.

Work Plan

The initial work plan involves a review of the data developed during the exploration and decline development during the 1970s. Further work is dependent upon an agreement to acquire the adjacent Sanger Mine claims.  If they can be acquired in the near future, then Timberline would pursue a preliminary work plan at Sanger by September 30, 2006. Cost estimates for an anticipated work plan at the Sanger Mine Prospect are approximately $50,000, which the Company intends to raise through outside equity financing.  The cost of a second-phase is difficult to determine at this time, but would likely be in excess of $250,000.

Work Completed to Date

The work completed to date has consisted of property acquisition and data compilation.  The Company’s total expenditure on the property exceeds $17,000.

Agreement Summary

On September 2, 2004, the Company signed a letter of intent (“LOI”) with Renegade Exploration, Inc. for 9 unpatented lode mining claims near the Sanger Mine, in Esmeralda County, Nevada.  The Company reimbursed Renegade for the recording and filing fees on these claims.  The LOI contemplated an initial payment for the claims, and preparation of a formal mineral lease agreement, once other adjacent property was acquired.  Thus far, the Company has been unsuccessful in acquiring the adjacent property, and the conditions of the LOI have not been fulfilled.  It is the intention of the Company and Renegade Exploration, Inc. to amend the LOI, such that the Company will continue to pay the claim maintenance fees on the 9 unpatented claims, until such time as the adjacent property is acquired, when the LOI will be converted to a formal mineral lease agreement.  Subsequent to the date of the financial statements, the Company amended this letter of intent, extending it for one year.

On August 21, 2005, an amended letter of intent was signed with Renegade Exploration, Inc. for 9 unpatented lode mining claims situated adjacent to the Sanger Mine, in Esmeralda County, Nevada.  The amended letter of intent (LOI) has a term of one year, or until it is replaced with a formal mineral lease agreement.  The LOI calls for Timberline to make the annual claim maintenance payments on the 9 claims with the Bureau of Land Management.  An initial payment of $1,000 was made by Timberline to Renegade, on execution of the amended LOI.  Other terms specified in the LOI, to be included in the formal agreement, call for annual payments beginning at $5,000 annually and escalating after four years to $25,000 annually.  The LOI specifies that a one per cent (1%) Net smelter return royalty will be paid on any production from the claims; this royalty can be purchased for a cash payment of five hundred thousand dollars ($500,000).  The LOI also calls for the issuance of 10,000 shares of Timberline common stock on execution of the formal agreement, and an additional 10,000 shares on the first anniversary of the formal agreement.   See Exhibit 10.10 (Renegade Exploration Letter of Intent) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Idaho Gold Properties

Spencer Prospect

The Company acquired the Spencer Prospect in February 2004 by assignment of a State of Idaho Mineral Lease. This prospect is considered an early-stage, volcanic-hosted, epithermal gold occurrence.

Preliminary studies indicate that the property potentially hosts buried epithermal gold and silver mineralization. Surface geochemical values are indicative of a high-level epithermal system with anomalous values in mercury, arsenic, silver, and gold. Spencer is located within a NE-trending belt of rhyolite volcanics that are known to host epithermal gold-silver mineralization. Approximately six miles northeast of Spencer is the Kilgore gold deposit. Kilgore is a volcanic-hosted epithermal gold deposit that contains an indicated and inferred resource of 487,000 ounces gold, as reported by the current owner in September 2003. This deposit was initially developed by Placer Dome and Echo Bay Mines in the mid to late-1990s and is now controlled by Kilgore Minerals Ltd.

Land Status and Agreement Summary

The Spencer Prospect is held by State of Idaho Department of Lands Mineral Lease No. 9347. The Mineral Lease was issued to a prior Director of Timberline, who assigned it to the Company for consideration of common stock and approximately $3,000 in expenses.

The prospect is located in Section 16, Township 12 North, Range 37 East, in Clark County, Idaho. The lease covers an area of approximately 640 acres. The lease calls for payments to the State of Idaho of $640 annually. Royalties on production of previous metals are 5% of the gross receipts from the sale of minerals produced, less reasonable transportation, smelting and treatment costs.  See Exhibit 10.5 (Assignment of State Lease/State Lease for Spencer Property) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Geology

The area is underlain by Miocene-age(1) felsic(2) volcanic tuffs, pyroclastics(3), flows, and rhyolite flow domes that occur along the northern flank of the Snake River Plain and the northern margin of the Kilgore Caldera. These rocks overlie Cretaceous(4) sedimentary rocks and are overlain in places by younger basalts(5) and Pliocene-age(6) rhyolite ash-fall tuffs. Faulting occurs as NNW-trending basin and range faults and a major NE-trending structural event. Mineralization and alteration consist of NNW-trending epithermal quartz veins, fault zones with chalcedonic-filled hydrothermal breccia, local areas of opaline-chalcedonic sinter(7), and pervasive silicification of a rhyolite tuff unit.

_____________________

(1)  between 23.7 and 5.3 million years ago

(2)  hardened or silicate

(3)  rock fragments of volcanic nature

(4)  prehistoric

(5)  hard dense volcanic rocks

(6)  5.4 to 2.4 million years ago

(7)  an opal-quartz-like combination formed through extreme heat

Exploration History

Work to-date consists of local and regional geologic mapping and sampling. There was considerable interest in the region during the early-1980s and mid-1990s, however to the Company’s knowledge this property has never been drilled. The only recorded production in the immediate area is gem quality opals that are produced from private lands located immediately north of the property.

Work Plan

The Company has performed a first-phase exploration program consisting of reconnaissance scale geological mapping and rock chip and soil geochemical sampling. Future work may include more detailed mapping and sampling, and possibly a geophysical survey, to help define drill targets. A second-phase program consisting of initial drilling is planned once targets have been selected. Cost estimates for an anticipated work plan at the Spenser Prospect are approximately $75,000, which the Company intends to raise through outside equity financing.  Subject to available financing, Timberline estimates that this work plan could be completed by October 1, 2006.

Work Completed to Date

The work completed to date has consisted of property acquisition and data compilation.  The Company’s total expenditure on the property exceeds $17,000.

Montana Copper-Silver Properties

Minton Pass, East Bull, Standard Creek and Lucky Luke Prospects

The Company located unpatented lode mining claims on the Minton Pass Prospect in February 2004 and on the East Bull, Standard Creek and Lucky Luke prospects in mid-2004. All four properties are interpreted as sediment-hosted copper-silver occurrences located in the Revett Formation of the Montana Copper-Silver Belt. All four properties are early-stage exploration prospects.

In the 1970s and 1980s, major exploration companies identified several copper-silver occurrences within the Montana Copper-Sulfide Belt, and successfully outlined three world-class ore bodies, including Troy, Rock Creek and Montanore. These quartzite-hosted deposits are characterized by their lateral extensive size and continuity of mineralization. The Troy Mine produced 390 million pounds of copper and 44 million ounces of silver from 1981 to 1993, and the undeveloped Rock Creek deposit is reported to contain 136 million tons of ore averaging 0.74% copper and 1.67 oz/ton silver over an average mining thickness of 20 feet.  Many of the occurrences, including the four held by the Company, were evaluated in only a cursory manner during the previous exploration.

Land Status

The Minton Pass and Lucky Luke prospects both consist of 20 unpatented lode-mining claims located on federal land in Sanders County, Montana. The Standard Creek prospect consists of 24 unpatented lode mining claims, and the East Bull prospect consists of 19 unpatented lode mining claims, located on federal land in Lincoln County, Montana.  All of these claims have been filed with the BLM and their serial numbers can be found in Exhibits that were originally filed on September 29, 2005 with our Form 10SB and are incorporated by reference herein.

The claims were staked by Timberline and are not subject to any underlying production royalty.

Geology

Metasedimentary rocks(1) of the Precambrian Belt Supergroup underlie the area. Outcropping rocks consist of a sequence of argillites(2), siltstones(3), and quartzites representing the basal portion of the Wallace Formation, the St Regis Formation, Revett Formation, and the upper portion of the Burke Formation. Locally, these rocks strike northwest with a shallow westerly dip. Major faulting associated with the mineralization is generally north-northwest. Disseminated bornite(4) with secondary chrysocolla(5) and malachite(6) is reported to occur within a specific quartzite horizon of the Revett Formation. The target and exploration model at Minton Pass is a Revett-class, sediment-hosted copper-silver deposit.

Exploration History

Minton Pass is a copper-silver occurrence first recognized during the early exploration phase of the Montana Copper-Sulfide Belt. BLM records show that Kennecott Exploration Company maintained a core group of claims at Minton Pass from 1966 until 1992. Two other mining companies held claim groups in the immediate area during this time period. There has been no documented activity in the area since 1992.

At least five drill holes were drilled on or near the claim group during the 1970s and 1980s, the results for which are not readily available. A 1971 geologic report indicates that mineralized outcrops of Revett quartzite containing bornite and other copper minerals could be traced for about one mile along strike of the outcrop. A short adit was driven to expose the mineralization.  Sampling results showed a stratagraphic thickness of 16.7 feet that averaged 0.70% copper and 1.78 oz/ton silver.

The Standard Creek, East Bull and Lucky Luke prospects were staked and explored by U.S. Borax and Kennecott Exploration Company during the 1980s and early 1990s. The properties were mapped and sampled, but no significant drilling was undertaken. Timberline has acquired the mapping and sampling data from the U.S. Borax program.

Work Plan

Detailed work plans for these properties have not been developed, due to the lease of the properties to Sterling Mining Company (“Sterling”). The Sterling lease is discussed below. It is anticipated that the prospects initially would require detailed geological mapping, soil and rock chip geochemical sampling, in order to define targets for a preliminary drilling program. All phases of this work plan are dependent on the lessee, Sterling Mining Co.   If undertaken by Sterling, the work plan could be completed by October 30, 2007.  The cost of the work is expected to be $50,000. As long as Sterling retains the lease on these properties, the work program and any exploration expense would be paid by, and at the performed at the discretion of Sterling.

_______________

(1)  rocks derived from sedimentary rocks changes chemically, mineralogically or structurally as a result of pressure, temperature or shearing stress

(2)  shale slate-like rock

(3)  fine grained rock composed of silt

(4)  a copper ore

(5)  silicate of copper

(6)  a carbonite mineral used as a source of copper

Work Completed to Date

To date, we staked claims to acquire these properties based on previous data obtained by the Company.  Subsequently, the properties were leased to Sterling Mining Company, who is responsible for further exploration.  The Company has spent in excess of $36,000 acquiring the properties.

Lease Agreement with Sterling Mining Company

On November 26, 2004, the Company signed a Mineral Lease Agreement with Sterling for a twenty-year lease on the four claim groups described above. Consideration for the Agreement included a cash payment of $19,600 for expenses incurred in staking the claims, and forgiveness of loans totaling $65,000 in principal and accrued interest of $2,669. The Agreement calls for Sterling to make annual lease payments of $5,000 per claim group retained in the Agreement, beginning on June 1, 2007, and to pay a 1% NSR royalty on any production from the claims that are subject to the Agreement.  We deem income derived from this arrangement as lease income.  See Exhibit 10.6 (Sterling Mining Co. Lease/Mineral Lease with Sterling Mining for four claim groups in western Montana) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Maps of our Property Locations

STRATABOUND PROJECTS
SPENCER PROJECT
OLYMPIC MINE & SATELLITE PROPERTIES
SANGER PROJECT
Seattle
Spokane
Kalispell
Missoula
Portland
Boise
Salt Lake City
Reno
San Francisco
Denver
Las Vegas
Los Angeles
Santa Fe
Phoenix
Washington
Montana
Oregon
Idaho
Wyoming
Nevada
Utah
Colorado
California
Arizona
New Mexico

Timberline Resources Corporation

TIMBERLINE PROJECTS
LOCATION MAP

Mine or proposed mine
Timberline Property
Copper / Silver Occurrence
Revett Cu / Ag Belt
Coeur D Alene Ag District
Eureka
LINCOLN COUNTY
TROY MINE
ASARCO / Revett Silver Co.
64m tons @
0.75% Cu
1.5oz Ag
Troy
Libby
Bull Claims
ROCK LAKE (MONTANORE)
Mines Management
142m tons @
0.78% Cu
2.1oz Ag
ROCK CREEK
ASARCO / Revett Silver Co.
144m tons @
0.68% Cu
1.7oz Ag
Standard Creek
Noxon
Minton
Trout Creek
SANDERS
COUNTY
Revett Cu / Ag
Belt
Lucky Luke
Prichard
Murray
Thompson Falls
Coeur D Alene Ag
District
Kellogg
Mullan
Wallace
SNOWSTORM
PROJECT
Plains
Perma
LUCKY FRIDAY MINE
Ravalli
St Regis
Avery
Hecla / Timberline
Superior
SHOSHONE COUNTY
MINERAL
COUNTY
0
20
MILES
Coeur d'Alene
Kalispell
Lewiston
Missoula
MONTANA
Salmon
Boise
Idaho Falls
IDAHO
0
50
100
MILES
STRATABOUND COPPER / SILVER
PROJECTS
MONTANA AND IDAHO

ITEM 3. LEGAL PROCEEDINGS

Timberline is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such Director, Officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 23, 2005, prior to it becoming a reporting Company pursuant to the Securities Exchange Act of 1934, as amended, the Company held its annual meeting of shareholders at which time 3,172,102 shares of common stock where present to vote. The following matters were approved by unanimous vote:

•

Re-election of the Company’s five directors for another term – John Swallow, Stephen Goss, Paul Dircksen, Vance Thornsberry and Eric Klepfer;

•

Re-appointment of the Company’s auditors, Williams & Webster, P.S.; and

•

Adoption of the 2005 Equity Incentive Plan. (See Exhibit 10.13 originally filed September 29, 2005 with our Form 10SB and incorporated by reference herein.)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Until the effective date of this registration under Section 12(g) of the Securities Exchange Act of 1934, our common stock has not been registered under the Securities Exchange Act of 1934, and has not traded on any exchange. Our shares are traded between stockholders and third parties on an individual transaction basis and trading prices are published in the “pink sheets,” a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Based on information obtained from the pink sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended September 30, 2003, 2004, and  2005 are set forth in the table below, after giving effect to the Company’s January 2004 one for four reverse common stock split:

Price Range

High($)

Low($)

Quarter ended 12/31/02(1)

N/A

N/A

Quarter ended 3/31/03 (2)

N/A

N/A

Quarter ended 6/30/03 (2)

N/A

N/A

Quarter ended 9/30/03 (2)

N/A

N/A

Quarter ended 12/31/03 (2)

N/A

N/A

Quarter ended 3/31/04

$1.75

$1.30

Quarter ended 6/30/04

$1.40

$0.75

Quarter ended 9/30/04

$1.05

$0.75

Quarter ended 12/31/04

$0.70

$0.56

Quarter ended 3/31/05

$0.66

$0.55

Quarter ended 6/30/05

$1.00

$0.35

Quarter ended 9/30/05

$0.47

$0.35

(1)

Quotation information is not available prior to December 17, 2002.

(2)

Prior to February 2004, the Company was known as Silver Crystal Mines, Inc. and was inactive and not traded on any recognized exchange.

Currently, there are seven broker-dealers making a market in our common stock. On December 30, 2005, the closing bid and asked prices of our common stock as published on the pink sheets were $0.44 and $0.44 per share, respectively.

Holders

As of December 30, 2005, there were 564 holders of record of the Company’s Common Stock.

Dividends

We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Idaho Business Corporations Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We commenced our exploration stage in January 2004 with the change in the control the Company, and we have not had any revenues and only losses since well before that time. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company. Our plan of operations for the next twelve months is to complete initial exploration programs on our mineral properties. We anticipate that the exploration programs will cost at least $350,000.  In addition, we anticipate spending an additional $150,000 in other fees and expenses over the next year.  Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

Anticipated Expenditure Over the Next 12 Months	Amount
Initiate Exploration Activity (Snowstorm Project)	$125,000
Initiate Exploration Activity (Olympic/Sun Property)	75,000
Initiate Exploration Activity (HD, ACE and PAC Properties)	50,000
Initiate Exploration Activity (Downeyville Property	50,000
Initiate Exploration Activity (Spencer Property)	50,000
Professional and Geological Fees	50,000
Salaries and Wages	25,000
Travel Expenses	25,000
Other Administrative Expenses	50,000

Total	$500,000

We will not be able to proceed with our exploration programs, or meet our administrative expense requirements, without additional financing.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors or principal shareholders. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors or principal shareholders to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. If we are unable to raise sufficient additional funding through equity financing and/or loans, we will next attempt to obtain joint venture partners on a project by project basis to help lessen the expenses involved on each project (which would correspondingly reduce our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance.)  If we are unsuccessful with that approach, we will attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain the properties.

These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in overcoming the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

Results of Operations for Years Ending September 30, 2004 and 2005

We did not earn any revenues during the years ending September 31, 2004 and 2005. We do not anticipate earning revenues until such time, if at all, that we have successful exploration results. We are presently in the exploration stage of our business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $515,344 for the fiscal year ended September 30, 2004, and $466,943 for the year ended September 30, 2005.

Our net loss increased from $1,505 in fiscal 2003 to $513,344 in fiscal 2004 primarily due to a general increase in company activity since the takeover of the new management team and commencement of our exploration stage both in January 2004.

Our net loss decreased from $513,344 during the year ended September 30, 2004 to $466,943 during the year ended September 30, 2005 primarily due to lease income from one of our properties.  Mining and exploration expenses increased from $364,320 to $389,321 and our general and administrative expenses increased from $151,024 to $163,103.  These increases are due mainly to general increases in individual costs and increased exploration activity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At September 30, 2005, we had assets of $174,727 consisting of cash in the amount of $174,270, and other assets of $457.

ITEM 7.  FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

For the years ended September 30, 2005 and 2004

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Timberline Resources Corporation
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Timberline Resources Corporation (an Idaho corporation and exploration stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberline Resources Corporation as of September 30, 2005 and 2004 and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 5, 2005

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS
	September 30,	September 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$174,270	$111,155

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	457	586
TOTAL PROPERTY AND EQUIPMENT	457	586

TOTAL ASSETS	$174,727	$111,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$38,897	$35,233
Related party payables	16,453	8,677
Notes payable - related party, net	-	65,000
Accrued interest	-	1,922
TOTAL CURRENT LIABILITIES	55,350	110,832

LONG-TERM LIABILITIES
Convertible notes payable - related party	42,361	-
TOTAL LONG-TERM LIABILITIES	42,361	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 7,266,125 and 5,783,125 shares issued
and outstanding, respectively	7,266	5,783
Additional paid-in capital	3,069,217	2,527,650
Accumulated deficit prior to exploration stage	(2,015,258)	(2,015,258)
Accumulated deficit during exploration stage	(984,209)	(517,266)
TOTAL STOCKHOLDERS' EQUITY	77,016	909

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$174,727	$111,741

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			January 15, 2004
			(Inception of
	Year Ended		Exploration Stage)
	September 30,	September 30,	to
	2005	2004	September 30, 2005

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	389,321	364,320	753,641
Other general and administrative expenses	163,103	151,024	314,127
TOTAL EXPENSES	552,424	515,344	1,067,768

LOSS FROM OPERATIONS	(552,424)	(515,344)	(1,067,768)

OTHER INCOME (EXPENSE)
Lease income	87,269	-	87,269
Interest expense	(1,788)	(1,922)	(3,710)
TOTAL OTHER INCOME (EXPENSE)	85,481	(1,922)	83,559

LOSS BEFORE TAXES	(466,943)	(517,266)	(984,209)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(466,943)	$(517,266)	$(984,209)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.07)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,403,919	4,842,292

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Accumulated	Deficit
				Deficit	Accumulated
			Additional	Prior to	During	Total
	Common Stock		Paid-in	Exploration	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity
Balance, September 30, 2002	4,253,000	$4,253	$1,765,243	$(2,013,753)	$-	$(244,257)
Forgiveness of shareholder debt
recorded as contribution of capital	-	-	246,437	-	-	246,437
Net loss for the year ended,
September 30, 2003	-	-	-	(1,505)	-	(1,505)
Balance, September 30, 2003	4,253,000	$4,253	$2,011,680	(2,015,258)	-	$675

Fractional shares issued in stock split	17,625	17	(17)	-	-	-

Shares issued for services at
$0.24 per share	600,000	600	143,400	-	-	144,000

Sale of units in private placement at
$0.40 per unit	892,500	893	356,107	-	-	357,000

Shares issued for mineral lease agreements	20,000	20	16,480	-	-	16,500

Net loss for the year ended,
September 30, 2004	-	-	-	-	(517,266)	(517,266)
Balance, September 30, 2004	5,783,125	5,783	2,527,650	(2,015,258)	(517,266)	909
Warrants exercised, net of commissions of
$21,700	555,000	555	199,745	-	-	200,300

Common stock issued for mining property
leases	78,000	78	35,322	-	-	35,400

Common stock and warrants issued for
cash at $0.20 per share	500,000	500	99,500	-	-	100,000

Common stock issued for
cash at $0.25 per share	350,000	350	87,150	-	-	87,500

Vested portion of stock options granted	-	-	34,850	-	-	34,850

Convertible debt issuance, beneficial
conversion rights at $0.17 per share	-	-	85,000	-	-	85,000
Net loss for the year ended,
September 30, 2005	-	-	-	-	(466,943)	(466,943)
Balance, September 30, 2005	7,266,125	$7,266	$3,069,217	$(2,015,258)	$(984,209)	$77,016

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			January 15, 2004
			(Inception of
	Year Ended		Exploration Stage)
	September 30,	September 30,	to
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(466,943)	$(517,266)	$(984,209)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	2,490	57	2,547
Common stock issued for services	-	144,000	144,000
Common stock issued for mineral agreement and leases	35,400	16,500	51,900
Stock options granted for consulting	34,850	-	34,850
Non-cash lease income	(65,000)	-	(65,000)
Changes in assets and liabilities:
Accounts payable	3,664	35,233	38,897
Related party payable	7,776	8,677	16,453
Accrued interest, notes payable	(1,922)	1,922	-
Net cash used by operating activities	(449,685)	(310,877)	(760,562)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	-	(643)	(643)
Net cash used by investing activities	-	(643)	(643)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from related party notes payable	125,000	65,000	190,000
Proceeds from private placement	387,800	357,000	744,800
Net cash provided by financing activities	512,800	422,000	934,800

Net increase in cash and cash equivalents	63,115	110,480	173,595
Cash at beginning of period	111,155	675	675
Cash at end of period	$174,270	$111,155	$174,270

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$-	$144,000	$144,000
Common stock issued for mineral agreement	$35,400	$16,500	$51,900
Note payable paid by lease transfer	$65,000	$-	$65,000
Stock options issued for consulting	$34,850	$-	$34,850
Beneficial conversion rights on convertible debt	$85,000	$-	$85,000

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Timberline Resources Corporation (hereinafter “Timberline” or “the Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production. Silver Crystal Mines operated and produced ore from the Silver Crystal (Ione) and Bear Top Mines in the Summit Mining District east of Murray, Idaho during the late 1960’s and into the 1980’s.  During the 1990’s, the Company entered a period of dormancy, which lasted until the change of control in January 2004.  Effective February 2004, the Company’s name was changed to Timberline Resources Corporation. The Company’s fiscal year-end is September 30.

On January 15, 2004, at the same time as the change in control, the Company entered a new exploration stage coinciding with the acquisition of new mining properties.  Upon entering the new exploration stage, the Company did not continue owning or developing any properties it owned previously, nor has the Company re-acquired any previously owned properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”).  This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”(hereinafter “SOP 04-2”).  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by  requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. Management has elected to value all share based under SFAS No. 123 prior to the adoption of SFAS No. 123(R), and management expects no significant effect from the adoption of SFAS No. 123(R).

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the last of which is effective September 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2005 and 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration Stage

The Company has been in the exploration stage since January 2004. At that time, the Company effected a control change as well as began the process of acquiring new mining properties.  The Company is not continuing to develop any of its previously owned properties, nor is it re-acquiring any properties that it owned in the years prior to the control change.  The Company has realized limited revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of natural resource properties. Upon establishing the existence of proven reserves in one of its properties, the Company plans to actively prepare the site for extraction and enter a development stage.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and related party payables and loans payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005 and 2004.

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has an accumulated deficit prior to the exploration stage of $2,015,258 and a deficit accumulated during the exploration stage of $984,209.  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net loss per share were the same at September 30, 2005 and 2004, as the Company’s 245,000 outstanding and exercisable options would be anti-dilutive.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized if there is an appropriate supporting reserve study.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.  See Note 10.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is approximately five years.  See Note 4.

Revenue Recognition Policy

The Company will recognize revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller’s price to the buyer is determinable, and collectibility is reasonably assured.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R).  See Notes 2 and 8.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 3 – MINERAL PROPERTY INTERESTS

On November 26, 2004, the Company signed a twenty-year lease with Sterling Mining Company (as lessee) on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana. The Company was paid cash of $19,600 and Sterling Mining Corporation forgave loans totaling $65,000 and interest of $2,669 for the lease of the property. The mineral lease agreement calls for Sterling to make annual lease payments of $5,000 per claim group retained in the agreement, beginning on June 1, 2007, and to pay a one percent (1%) net smelter return royalty on any production from the claims that are subject to the agreement.  Income from this transaction is included on the financial statements as “lease income”.

On December 1, 2004, the Company signed an earn-in agreement with Hecla Mining Company for the acquisition of patented mineral rights held by Hecla and 38 unpatented lode mining claims staked by the Company near the Snowstorm Mine, in Shoshone County, Idaho. The agreement calls for the Company to make exploration expenditures of $250,000 prior to April 30, 2007.  After the Company has fulfilled its exploration requirement, it expects to submit a Phase 2 exploration program and budget to Hecla.  If Hecla elects to participate in further exploration, the companies will form a joint venture, and Hecla will pay 51% of the subsequent program expenditures, with the Company funding the remaining 49%. If Hecla elects to withdraw from the venture after the Company’s initial exploration expenditure is complete, Hecla will retain a four percent (4%) net smelter return royalty on any mineral production from the area of interest.

On April 15, 2005, the Company’s mineral lease agreement with Sedi-Met, Inc., for unpatented mining claims located near the Olympic Mine in Mineral County, Nevada, was amended to reflect additional claims that had been added, and a modification of the area of interest.  The amendment allowed the Sedi-Met property to be unitized with another group of claims (the Sun claims) located in the southern portion of the property. The Sun group is held by a different owner (Howard Adams and David Miller).  Unpatented claims now subject to the Sedi-Met agreement total 112. Other terms of the amended agreement call for an annual payment of $20,000 on March 10, 2005 (which has been made) and annual payments escalating to $40,000 by March 10, 2009. The agreement calls for a three percent (3%) net smelter return royalty.  One percent (1%) of the royalty can be purchased for $500,000 prior to October 9, 2007. A work commitment of $50,000, including five reverse circulation drill holes, must be performed prior to March 9, 2006 under the agreement.

On April 14, 2005, the Company amended the mineral lease agreement for the Sun, HD, ACE, and PAC unpatented mining claims, located in Nye and Mineral County, Nevada to segregate the Sun group of unpatented claims into a separate agreement, and to modify the area of interest of the Sun group to be compatible with the area of interest of the Sedi-Met, Inc. agreement described above.  The original payment under the agreement was made on April 28, 2004 and consisted of $10,000 plus 10,000 shares of the Company’s stock. Terms of the amended agreement for the Sun claims include annual payments of $10,000, the first of which was made on March 30, 2005. Work

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

commitments are $50,000 annually, and payment in cash may be made in lieu of the work expenditures. A three percent (3%) net smelter return royalty will be paid on any production from the claims. The royalty can be reduced by one percent (1%) for work expenditures of $150,000 prior to October 1, 2006, and an additional one percent (1%) by a cash payment of $150,000.  The Sun claim group now totals 47 unpatented lode mining claims.

On April 14, 2005, the Company amended the mineral lease agreement for the HD, ACE and PAC unpatented lode mining claims. The original agreement, as described above, was executed on April 18, 2004. The amended agreement reflected the addition of claims to the ACE and PAC claim groups. There are 65 total claims now subject to the amended agreement.  The initial payment under the original agreement was $12,000, plus 10,000 shares of the Company’s common stock. The consideration paid under the amended agreement on April 14, 2005 was $10,000 plus 20,000 shares of the Company’s common stock.  (See Note 7.)  Other terms of the amended agreement include annual payments escalating to $25,000 by March 30, 2008. A three percent (3%) net smelter return royalty will be paid on any production from the claims. The royalty can be reduced by one percent (1%) by a cash payment of $150,000. Work commitments are $30,000 annually, and payment in lieu of work expenditures can be made. The claim groups covered by the amended agreement now total 65 unpatented lode mining claims.

On April 14, 2005, the Company entered into a mineral lease agreement for the Downeyville, Nevada property (the DOW unpatented lode mining claims). The mineral lease agreement covers 22 unpatented claims located in Nye County, Nevada. Terms of the agreement call for an initial payment of $12,000 plus 8,000 shares of the Company’s common stock (which payment has been made).  (See Note 7).  Annual payments are $10,000 beginning in 2006. A three percent (3%) net smelter return royalty will be paid on any production from the claims. The royalty can be reduced by one percent (1%) for work expenditures of $150,000 prior to October 1, 2008, and an additional one percent (1%) by a cash payment of $150,000. Work commitments are $20,000 the first year and $50,000 annually thereafter, and payment in lieu of work expenditures can be made.

On September 2, 2004, the Company signed a letter of intent (“LOI”) with Renegade Exploration, Inc. for 9 unpatented lode mining claims near the Sanger Mine, in Esmeralda County, Nevada.  The Company reimbursed Renegade for the recording and filing fees on these claims.  The LOI contemplated an initial payment for the claims, and preparation of a formal mineral lease agreement, once other adjacent property was acquired.  Thus far, the Company has been unsuccessful in acquiring the adjacent property, and the conditions of the LOI have not been fulfilled.  It is the intention of the Company and Renegade Exploration, Inc. to amend the LOI, such that the Company will continue to pay the claim maintenance fees on the 9 unpatented claims, until such time as the adjacent property is acquired, when the LOI will be converted to a formal mineral lease agreement.  Subsequent to the date of the financial statements, the Company amended this letter of intent, extending it for one year.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

On May 23, 2005, the Company signed a mineral lease agreement with Snowshoe Mining Company for a group of patented mining claims covering 76 acres, adjacent to the Company’s Snowstorm property. The agreement calls for an initial payment of $8,000, which has been made. Annual payments increase to $15,000 by May 1, 2009, and remain at that level thereafter. The Company will pay a three percent (3%) net smelter return royalty on any production from the Snowshoe property, and will perform a minimum of $10,000 worth of exploration work annually on or for the benefit of the Snowshoe property.

On August 21, 2005, an amended letter of intent was signed with Renegade Exploration, Inc. for 9 unpatented lode mining claims situated adjacent to the Sanger Mine, in Esmeralda County, Nevada.  The amended letter of intent (LOI) has a term of one year, or until it is replaced with a formal mineral lease agreement.  The  LOI calls for Timberline to make the annual claim maintenance payments on the 9 claims with the Bureau of Land Management.  An initial payment of $1,000 was made by Timberline to Renegade, on execution of the amended LOI.  Other terms specified in the LOI, to be included in the formal agreement, call for annual payments beginning at $5,000 annually and escalating after four years to $25,000 annually.  The LOI specifies that a one per cent (1%) net smelter return royalty will be paid on any production from the claims; this royalty can be purchased for a cash payment of five hundred thousand dollars ($500,000).  The LOI also calls for the issuance of 10,000 shares of Timberline common stock on execution of the formal agreement, and an additional 10,000 shares on the first anniversary of the formal agreement. No issuances of common stock have been made at September 30, 2005.

On September 1, 2005, the Company signed a mineral lease agreement with Western Goldfields, Inc., for the acquisition of an interest in 16 unpatented lode mining claims owned by Western Goldfields, lying adjacent to the Company’s Snowstorm property.  The agreement calls for an initial payment of $2,000, plus the issuance of 50,000 shares of Timberline common stock.  Additional issuances of stock will be made from 2006 to 2008 (75,000 shares in 2006, 100,000 shares in 2007, and 150,000 shares in 2008) if the agreement remains in effect.  A royalty of two percent (2%) of the net smelter returns will be paid to Western Goldfields from any production from the claims.

The agreement also calls for the Company to grant options to Western Goldfields to purchase up to 250,000 common shares of the Company’s stock, at a price of $0.65 per share, from April 1, 2006 to April 1, 2008.  In conjunction with the signing of the lease, the Company made the initial payment and issued 50,000 shares of common stock as per the agreement.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2005	September 30, 2004
Equipment	$ 643	$ 643
Less accumulated depreciation	(185)	(57)
	$ 457	$ 586

Depreciation expense for the year ending September 30, 2005 was $129 and for the year ended September 30, 2004 was $57.  Maintenance and repairs are expensed as incurred.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has entered into seven related party contracts with consultants for professional services, to be paid at customary hourly or daily rates, plus expenses.  At September 30, 2005, $16,453 was accrued to be paid to some of these related parties and is included on the financial statements under “accounts payable – related parties”.

The Company received a loan of $125,000 from an officer of the Company (Note 6) during 2005 and another loan after year end (Note 12).

During the year ended September 30, 2004, the Company received unsecured, short-term loans of $65,000 from Sterling Mining Company (“Sterling”), a related party shareholder.  Interest of 12% per annum is being accrued on $40,000 of the loans with the remaining $25,000 bearing no interest.  On November 26, 2004, the Company entered into an agreement with Sterling to lease 4 groups of unpatented mining claims for cash of $19,600 and in exchange for payment of the loan principal and accrued interest of $2,669.  See Note 3.

During the year ended September 30, 2004, officers and shareholders of the Company paid expenses on behalf of the Company totaling $8,677.  This amount is reflected on the balance sheet as related party payables.

On May 5, 2004, the Company’s compensation committee elected to pay the Company’s chief executive officer compensation of $40 per hour as a consulting fee with a limitation of 1,000 hours per year. The committee also voted to pay a consulting fee of $5,000 for services rendered.

During the year ended September 30, 2004, the Company issued common stock to related parties. See Note 8.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 6 – CONVERTIBLE DEBT

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $125,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,041.67, beginning on September 1, 2005.  The term of the loan is from September 1, 2005 to September 1, 2008.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan is expected to be used to finance an exploration drilling program at the Snowstorm Project.  Also see Note 12.

The debt is convertible into shares of common stock at either $0.25 per share or the market price on the date of conversion, whichever is less, meaning a minimum of 600,000 shares would be issued.

Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as discounts on debt on the balance sheet.  The beneficial conversion was valued and recorded at $85,000, which is being amortized (effectively, a decreasing discount to debt) over the life of the debt which is three years.  Amortization expense for the year ended March 31, 2004 was $2,361, leaving a carrying value of the loan as $42,361.

NOTE 7 – PREFERRED STOCK

In January 2004, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.01 per share.  As of September 30, 2005 and 2004, there were no preferred shares issued or outstanding.

NOTE 8 – COMMON STOCK AND WARRANTS

Common Stock Issuances in 2005

On June 7, 2005, the Company sold 500,000 shares of common stock with a warrant attached entitling the holder to purchase an additional 500,000 shares at a price of $0.40 per share.  The securities were sold to a single investor in a non-brokered private placement. The Company realized net proceeds of $100,000 from this transaction. The warrants are effective through June 7, 2007.

Also during the year ended September 30, 2005, the Company issued 28,000 shares of common stock for the acquisition of several mining properties at a price of $0.55 per share (for a total of $15,400) and issued 50,000 shares of common stock for a mineral lease agreement at a price of $0.40 per share, or $20,000.  See Note 3.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

Reverse Stock Split

In January 2004, the Company’s board of directors and executive officers resigned their positions and new directors and officers were subsequently elected.  This resulted in a control change within the Company.  The new board voted to effect a one for four reverse stock split and to subsequently increase the Company’s authorized common stock to a maximum of 100,000,000 shares with a par value of $0.001. After the reverse split, the Company had 4,253,000 shares of common stock outstanding. The accompanying financial statements have had all references to outstanding shares restated for this reverse stock split.

During the year ended September 30, 2004, the Company issued 600,000 shares of common stock to eight officers, directors, and consultants for the various services provided to the Company after the control change.  These shares were valued at $0.24 per share, which was determined to be the fair market value of the shares after the split. The Company also issued 20,000 shares of common stock for mineral lease agreements valued at $16,500. See Note 3.

Private Placement

On March 24, 2004, the Company commenced a private placement offering of 1,500,000 “units” at the price of $0.40 per unit.  Each unit offered consisted of one share of Company common stock and one one-year warrant entitling the warrant holder to purchase another share of Company common stock at $0.80 per share. During the year ended September 30, 2004, the Company sold 892,500 “units” for $357,000.  In January 2005, the Company reduced the price of the warrant to $0.40 for a period of 30 days.  The Company recalculated the warrant value based on the terms of the temporary change (including a risk-free interest rate of 5%; volatility of 18.3%; expected life of 30 days).  This recalculation valued the warrants less than originally recorded so no change to the value of the warrants was recorded.  A total of 555,000 shares were sold during the warrant re-pricing, for gross proceeds of $222,000 less commissions of $21,700.  The remaining warrants expired on May 31, 2005.

Through a separate private placement, the Company sold 350,000 shares of common stock for $0.25 per share, or $87,500.

NOTE 9 – STOCK OPTIONS

In February 2004, the Company’s board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to directors, employees and others rendering services to the Company.  No options have been granted under this plan.

On February 6, 2005, the Company’s board of directors approved the 2005 Stock Incentive Plan. The Plan authorizes the granting of up to 750,000 non-qualified stock options to officers, directors and consultants. As of September 30, 2005, 412,500 options have been granted to ten individuals at $0.56 per share, with options vesting incrementally through December 31, 2005, and expiring in 5 years.  During the nine months ended September 30, 2005, 245,000 options have vested.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of 5 years.

There is no express termination date for the options, although the Board may vote to terminate the Plan.  The exercise price of the options will be determined at the date of grant.  The following is a summary of the Company's options issued under the non-qualified 2005 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price

Outstanding at October 1, 2004	-	$-
Granted	412,000	0.56
Expired	-	-
Outstanding at September 30, 2005	412,000	$0.56

Exercisable at September 30, 2005	245,000	$0.56

Weighted average fair value of options granted during the period ended September 30, 2005		$0.14

Total compensation costs related to non-vested stock options as of September 30, 2005		$23,500
Weighted average period of nonvested stock options as of September 30, 2005		4 months

NOTE 10 – INCOME TAXES

At September 30, 2005 and 2004, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $1,020,000 and $860,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2005 and September 30, 2004.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

	September 30, 2005	September 30, 2004

Net operating loss carryforwards	$3,000,000	$2,532,000

Deferred tax asset	$1,020,000	$860,000
Deferred tax asset valuation allowance	$(1,020,000)	$(860,000)

At September 30, 2005, the Company has a net operating loss carryforward of approximately $3,000,000, which will expire in the years September 30, 2006 through September 30, 2025.  The table below shows the operating net loss carryforward by year of expiration.

Tax Year Ended	Net Operating Loss Carryforward Available Subject to Limitations (see below)
9/30/2005	$ 3,022,612.00
9/30/2006	$ 3,022,612.00
9/30/2007	$ 3,022,612.00
9/30/2008	$ 3,003,951.00
9/30/2009	$ 2,969,607.00
9/30/2010	$ 2,967,936.00
9/30/2011	$ 2,966,939.00
9/30/2012	$ 2,960,672.00
9/30/2013	$ 2,955,049.00
9/30/2014	$ 2,950,577.00
9/30/2015	$ 2,945,610.00
9/30/2016	$ 2,939,550.00
9/30/2017	$ 2,896,513.00
9/30/2018	$ 2,886,266.00
9/30/2019	$ 2,881,650.00
9/30/2020	$ 2,878,718.00
9/30/2021	$ 2,878,718.00
9/30/2022	$ 2,874,746.00
9/30/2023	$ 985,714.00
9/30/2024	$ 984,209.00
9/30/2025	$ 466,943.00

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of September 30, 2005, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2004 to September 30, 2005 was $160,000.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has in past years been engaged in mining in northern Idaho, which is currently the site of a federal Superfund cleanup project. Although the Company is no longer involved in mining in this or other areas at present, the possibility exists that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. At the date of these financial statements, the Company is not aware of any environmental issues or litigation relating to any of its current or former properties.

NOTE 12 – SUBSEQUENT EVENTS

Related Party Loans

On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $833, beginning on September 1, 2005.  The term of the loan is from December 1, 2005 to December 1, 2010.  The loan is expected to be used to finance an exploration drilling program at the Snowstorm Project.

On December 19, 2005, the Company signed a letter of intent (“LOI”) to acquire Kettle Drilling, Inc. (“Kettle”), a privately held corporation.  Under the terms of the LOI, the Company issued to Kettle 100,000 non-refundable shares of its common in exchange for a 75-day option within which to acquire an initial 60% stake in Kettle for $2.8 million.  On closing, the Company will then receive and additional option to acquire the remaining 40% of Kettle for $2 million over 2 years.  Key management personnel at Kettle have agreed to stay on with the Company for a minimum of three years after the initial transaction closes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure necessary

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company’s disclosure, controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Reports on Form 8-K.

There were no reports on Form 8-K filed by the Company during the last quarter of the period ending September 30, 2005.  The Company did not become a reporting company required to file such reports pursuant to the Securities Exchange Act of 1934, as amended, until November 29, 2005.

Subsequent to the fiscal year ended September 30, 2005, the Company filed Forms 8K as follows:

December 6, 2005

Items 2.03 and 9.01

December 19, 2005

It4ems 8.01 and 9.01

January 3, 2006

Items 5.02, 8.01 and 9.01

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) The Company's Directors were elected on as follows:

John Swallow

September 23, 2005

Stephen Goss

September 23, 2005

Paul Dircksen

September 23, 2005

Vance Thornsberry

September 23, 2005

Eric Klepfer

September 23, 2005

Unless a director resigns prior to completion of his term, each Director serves for one year or until his successor is elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. In addition, the issue of possible conflicts of interest in connection with the Company’s Directors and Executive Officers is addressed below. There is no understanding or agreement under which the Directors hold office.

Biographical Information

John Swallow

Mr. Swallow (38) has been Chairman of our Board of Directors since August 2005 and our Chief Executive Officer since January 1, 2006.  He is a licensed real estate appraiser, an independent business consultant and investor. He has been Timberline’s Chairman since August 2005. Mr. Swallow has experience in the local mineral exploration industry as well as extensive knowledge of the junior equity markets. This is the securities market for junior mineral exploration companies such as our Company; i.e., non-producing, low capitalized mineral exploration companies.  He has garnered this experience as a private investor in this sector and during his tenure as an officer and director of Sterling Mining Company between 1998 to November 2003.  Since February 1994, he has been a licensed residential real estate appraiser in the State of Idaho and the sole owner and operator of Coeur d’Alene Appraisals, a real estate appraisal firm. Mr. Swallow holds a B.S. Degree in Finance from Arizona State University.

Stephen Goss

Mr. Goss (54) has been the President and a director of the Company since

January 2004.  In addition, he is currently employed (since November 2000) as a Right of Way Agent and real estate appraiser for the Washington State Department of Transportation.  From 1996 to 2000, he was and officer of the private mineral exploration company Palouse Resources, Inc. and its successor company United Minerals, Inc.  From 1983 to 1996, Mr. Goss was a Landman in a mineral exploration field office of U.S. Borax and Chemical Corporation and Kennecott Exploration Company.  A Right of Way Agent's responsibilities include appraisal, property acquisition, relocation, or property management pursuant to the Federal Uniform Property Acquisition and Relocation Act, which deals with acquisition of property by state and local governments, primarily for highway construction.  A Landman is a professional designation for individuals who acquire mineral property for mineral or oil and gas exploration.  The American Association of Professional Landmen is the representative group for the profession (www.landman.org).  Mr. Goss is also a Certified General Real Estate Appraiser in the State of Washington.  He holds a B.S. Degree in Geography from the University of Missouri at Kansas city and M.S. Degree in Geography from the University of Idaho.

Mr. Goss currently has a consulting contract with Timberline for administration and management of the Company. The contract provides for payment of $40 per hour.

Thomas Gurkowski

Mr. Gurkowski (64) has been Secretary, Treasurer and a Director of our Company since January 2004.  He has over forty years of financial experience, serving in a variety of accounting, management, and executive positions.  Since 1981, he has focused on an accounting and income tax practice.  Since 1999, this practice has been conducted through Inland Empire Tax Service in Spokane, Washington, a tax return preparation and filing service firm of which he has been president since that time.  He holds a B.S. Degree in Finance from the University of Wisconsin and an M.B.A. from Gonzaga University.

Vance Thornsberry

Mr. Thornsberry (57) is a Registered Professional Geologist with 35 years of experience in the mining and exploration industry. He held senior positions with Inspiration Development Company in the 1970s and 1980s, and has since worked as an independent consulting geologist for over fifteen mining companies worldwide. From 1997 through 2004, Mr. Thornsberry consulted for a variety of exploration companies, including Golden Queen Mining Company, Beartooth Mining Company, Thunder Mountain LLC, and Romarco Minerals. Since January 2005, Mr. Thornsberry has also been a consulting geologist and Vice-President of Exploration for Northland Gold, Inc.  He holds a B.S. in Geology from the University of Missouri at Rolla.

Paul Dircksen

Mr. Dircksen (56) has 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies. Working in the United States and internationally, he has been involved in the discovery of nine new gold deposits, seven of which are now producing mines.  Between 1987 and 2001, Mr. Dircksen was a Senior Vice-President of Exploration for Orvana Minerals Corp.  During 2002, he was self employed as an independent mineral geologist.  In 2003 he was president of Bravo Venture Group, a junior exploration company.  In 2004 he was President of Brett Resources, another junior exploration company.  Mr. Dirksen has continued to act as a self employed, independent mineral geologist. He holds a B.S. Degree in Mine Engineering and an M.S. in Geology from the University of Nevada, Reno.

Mr. Dircksen currently has a consulting contract with Timberline for geologic evaluation and marketing of the Company’s mineral properties.  The contract provides for payment of $400 per day or $50 per hour.

Eric Klepfer

Mr. Klepfer (48) has over 22 years of experience in the mining and exploration industry, serving in environmental, engineering and management positions at Placer Dome, Newmont Mining, and Coeur d'Alene Mines.  From 1995 to 2003, Mr. Klepfer was simultaneously the director of environmental Affairs for Coeur

d’Alene Mines Corporation and the Vice President of Operations and Technical Services of it’s subsidiary Earthworks Technology, Inc.  since 2003, he has been the President of Klepfer Mining Services.  Since 2004, he has been the Vice-President of Operations of Mines Management, Inc. Mr. Klepfer holds B.S. degrees in Mining Engineering and Engineering Administration from Michigan Technological University.

Conflicts of Interest

The Directors and Officers of Timberline will not devote more than a portion of their time to the affairs of the Company. Specifically, our officers, Messrs. Gurkowski, Swallow and Goss devote approximately 10 hours, 10 hours and 20 hours per week, respectively, to the Company’s affairs.  There may be occasions when the time requirements of Timberline conflicts with the demands of his other business and investment activities.  Such conflicts may require that Timberline attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to Timberline.

The only officers or directors who provide similar services to both the Company and to its competitors are directors Paul Dircksen and Vance Thornsberry.  Mr. Dircksen is self employed as a consulting mineral geologist and as such has a consulting arrangement with the Company.  A copy of Mr. Dircksen’s consulting agreement is incorporated by reference in this Form 10SB/A as Exhibit 10.12.  We believe that his compensation under this arrangement is customary, reasonable and comparable to similar arrangements in the industry.  We expect that Mr. Dircksen will continue to provide geological services to the Company in connection with all of our previously discussed prospect work plans.  In performing his duties for the Company, as both a consultant and director, he has represented that he will act in the best interests of the Company.  Similarly, Mr. Thornsberry is currently a consulting geologist for and a Vice President of Northland Gold, Inc.  In performing his duties as a director of the Company, he has represented that he will act in the best interests of the Company.

Director Eric Klepfer currently operates two consulting businesses specializing in environmental permitting issues.  These businesses have not provided services to our Company.  We believe that his consulting activities do not present a conflict of interest with his position as a director of the Company other than time constraints as discussed above.

Mr. Swallow, our Chairman of the Board and Chief Executive Officer is in the real estate appraisal business.  He severed his relationship as a director and shareholder of Sterling Mining Company in November 2003.  He was never an employee of Sterling.  We believe that his business activities do not present a conflict of interest with his positions in our Company other than time constraints as discussed above.

Our other officers, Stephen Goss and Thomas Gurkowski are also employed full time outside of and in addition to their duties with the Company.  Mr. Goss is employed as a Right of Way Agent and real estate appraiser for the Washington State Department of Transportation.  Mr. Gurkowski is an owner and operator of his own tax return preparation and filing service firm, Inland Empire Tax Service.  We believe that their business activities do not present a conflict of interest with their positions in our Company other than time constraints as discussed above.

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

None

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of the Company, none of its officers or directors has been personally involved in any bankruptcy or insolvency proceedings within the last five years. Similarly, to the knowledge of the Company, none of the directors or officers, within the last five years, have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

(E) AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Since the Company did not become a reporting company pursuant to the Securities Exchange Act of 1934, as amended, until November 29, 2005, the Section 16(a) filing requirements were not applicable to the Company’s  directors, executive officers or 10% stockholders during the Company's fiscal year ended September 30, 2005, i.e. the period covered by this Form 10KSB.

(G)  CODE OF ETHICS

The Company did not have a Code of Ethics during the fiscal year ended September 30, 2005, i.e. the period covered by this Form 10KSB.  However, subsequent thereto, on November 23, 2005, it adopted a Code of Ethics. See Exhibit 14 (Code of Ethics) originally filed on January 10, 2006 with our Form 10SB/A and incorporated by reference herein.

ITEM 10.  EXECUTIVE COMPENSATION

For the fiscal year ended September 30, 2004, no Executive Officer, consultant or employee received total annual compensation (salary, bonus and/or compensation in the form of equity) in excess of $100,000. Currently, no Officer, consultant or employee is being compensated at a rate in excess of $100,000 per year. The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2005 and 2004.

SUMMARY COMPENSATION TABLE

Name and

Compensation

Principal

Fiscal

in the Form of

Position

Year

Salary ($)

Bonus ($)

Equity ($)

Stephen Goss

2004

$16,222*

$5,000

$36,000

President, Chief

2005

$21,260*

$0

$0

Executive Officer

And Director

________________________

* Not salary, but compensation under a consulting agreement

Consulting Agreements with Certain Directors

We have consulting agreements with two of our Directors, Stephen Goss, who is also our President and Chief Executive Officer, and Paul Dircksen. Mr. Dircksen’s contract covers geologic evaluation and marketing of the Company’s mineral properties. In 2004, Vance Thornsberry, a Director, also held a consulting agreement with the Company for geologic work, and received a bonus for the acquisition of the Company’s Nevada mineral properties. Mr. Thornsberry remains a Director of the Company but is no longer providing geologic consulting to the Company and thus does not have a current contract. In 2004 and continuing in 2005, Bill Hoyt, a Director from January 2004 to July 2005, held a consulting contract with the Company for website maintenance and public relations work. Mr. Hoyt is being paid $25 per hour under his contract.

The Goss Agreement

Effective January 1, 2005, Mr. Goss entered into a consulting services agreement for a term of one year, under which he is to provide general executive and administrative services to the Company, as well as provide us an office and maintain its corporate files and records. Under this agreement, he is to be compensated at the rate of $40 hour, up to a maximum of $320 per day, and reimbursement of reasonable expenses. To date, Mr. Goss’ monthly compensation under this agreement has varied from $2,000 to $3,000.

The Dircksen Agreements

Effective January 1, 2005, Mr. Dircksen entered into a consulting services agreement for a term of one year, under which he is to provide general business, geological and investor relations services to the Company, as well as serve as a director. Under this agreement, he was to be compensated at the rate of $6,000 per month. However, this agreement was cancelled, and the parties entered into a new consulting services agreement effective April 1, 2005, and terminating December 31, 2005. The new (current) agreement is identical to the first except that Mr. Dircksen has agreed to have his compensation reduced so that he is now compensated at a rate equal to $50 per hour, up to a maximum of $400 per day, and reimbursement of reasonable expenses. Under the first agreement, Mr. Dircksen received $6,000 per month for the months of January, February and March 2005. Under the new agreement, commencing in the month of April 2005, his monthly compensation has varied from $0 to $6,000.

See Exhibits 10.11 and 10.12 (The Goss and Dircksen Consulting Agreements, respectively) originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

Directors’ Compensation

Directors receive no monetary compensation for their work for the Company.  All Directors have been granted incentive stock options as compensation. (See Part III, Item 12. Certain Relationships and Related Transactions, below.)  Certain Directors have held consulting agreements with the Company, as described above, but these agreements covered work that was in addition to their role as Director of the Company.

Stock Incentive Plans

In February 2004, our Board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to Directors, employees and others rendering services to the Company. During the fiscal year ended September 30, 2004, no stock options were granted under this plan.

In February 2005, our Board adopted the 2005 Stock Incentive Plan. This plan authorizes the granting of up to 750,000 non-qualified stock options to Officers, Directors, and consultants.  As of September 30, 2005, 412,500 options have been granted to ten individuals at an exercise price of $0.56 per share, with options vesting incrementally through February 7, 2006.   At September 30, 2005, 245,000 of these options were exercisable.  The options have been deemed by the Company to have a value of approximately $0.14 per option to the recipients. See “Part III, Item 12. Certain Relationships and Related Transactions”, below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this registration statement, the number of shares of Common Stock owned of record and beneficially by Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of Timberline based upon the 7,275,825 shares of our common stock that were issued and outstanding on September 2, 2005. Also included are the shares held by all Directors and Officers as a group.

Name and Address	Owned	Shares Beneficially Owned	Options Beneficially Owned	Class of Shares Owned	Percentage of Class
Stephen Goss(a)(1)	150,500	100,000	-	Common	3%
36 W. 16th Avenue
Spokane, WA 99203

Tom Gurkowski(b)(2)	10,000	25,000	-	Common	*
3626 S. Smith Street
Spokane, WA

Vance Thornsberry(c)(3)	120,000	50,000	-	Common	2%
5701 Shawnee Drive
Spokane, WA 99208

Eric Klepfer (c)(4)	50,500	10,000	-	Common	*
13058 Sherwood Court
Hayden Lake, ID 83835

Paul Dircksen (c)(5)	40,000	150,000	-	Common	2%
1212 Ash Street
Coeur d’Alene, ID 83814

PENN LITS, LLC (6)	368,975	-	-	Common	5%
P.O. Box 1889
Coeur d’Alene, ID 83816

Laurence Rudnicki	408,750	12,500		Common	6%
17845 Barrington Court
Monument, CO 80132

John Swallow(c)(7)	2,425,249	500,000	-	Common	38%
905 S. Jarvis Road
Coeur d’Alene, ID 83814

Noren Family Trust	500,000	-	-	Common	7%
98 Bellbrook Way
Atherton, CA 94027
All Directors and Officers as a group	2,769,249	835,000.00			46%

___________________________

*

less than 1%.

**

The percentages listed for each shareholder assume the exercise by that shareholder only, of his or its entire option and thus include the shares underlying said option.  However, the percentages do not assume the exercise of all options by all the shareholders holding options.

(a)

Officer and Director

(b)

Officer only

(c)

Director only

 (1)

An option to purchase 100,000 shares was issued to this shareholder on February 7, 2005 with an exercise price of $0.56 per share.

(2)

An option to purchase 25,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share.

(3)

An option to purchase 50,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share.

(4)

An option to purchase 10,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share.

(5)

An option to purchase 150,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share.

(6)

Includes 225 shares owned by an affiliate of this shareholder, Pennaluna & Company.

(7)

The shares and options (warrants) are held in the name of Cougar Valley LLC, an entity controlled by Mr. Swallow, our Chairman of the Board of Directors. Warrants granting the right, but not the obligation, to purchase 500,000 shares were issued to this shareholder on June 6, 2005 with an exercise price of $0.40 per share. The warrants expire on June 6, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the commencement of our exploration stage in January 2004 (i.e. when a new management team took control of our Company) but prior to the date of this registration statement, Timberline issued to its Officers and Directors, and to other shareholders, a total of 2,595,500 shares of Common Stock for a total of $679,000 in cash.  Shares and warrants each numbering 500,000 were issued for a total purchase price of $100,000 on June 7, 2005 to Cougar Valley, LLC, a company controlled by John Swallow, who subsequently became our Chairman in August 2005.  The warrants grant the holder the right, but not the obligation, to purchase an additional 500,000 shares at $0.40 per share.  The warrants are effective until June 6, 2007.  If these warrants are exercised, of which we cannot be assured, we will receive an additional $200,000.  No warrants have been exercised to date.  In addition, in that same time frame, we have issued 600,000 shares of common stock for to officers, directors and consultants for contributions of property, services or other assets, which we have valued at $0.24 per share, or $144,000.

We have issued 48,000 shares for property acquisitions to D. Miller, H. Adams and Sedi-Met that we have valued at $16,500.  D. Miller and H. Adams, unrelated parties to the Company, are geologists who had acquired certain mineral properties as partners.  We have three agreements with Miller and Adams for the acquisition of mineral properties in Nevada, as described in Exhibits 10.1, 10.2 and 10.3 originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.  Sedi-Met, Inc. is an unrelated party to us, owned by independent geologist Eugene Saucier.  We acquired our Olympic Mine project in consideration for the shares issued to Sedi-Met, Inc.  See Exhibit 10.4 originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein.

We have issued an additional 50,000 shares to Western Goldfields, Inc. an unrelated party to us, as consideration for a Mineral Lease Agreement, which we have valued at $20,000, based on the current market price of around $0.40 per share for our stock.  Through this lease agreement, we acquired from Western Goldfields, Inc. a group of unpatented mining claims that are adjacent to our Snowstorm property. See Exhibit 10.9 originally filed on September 29, 2005 with our Form 10SB and incorporated by reference herein. If the Agreement remains in effect, we will issue Western Goldfields an additional 75,000 shares in April 2006, 100,000 shares in April 2007, and 150,000 shares in April 2008. Similarly, we have granted Western Goldfields the right to exercise warrants to purchase our common stock as a condition of the Agreement.  A total of 250,000 warrants were issued. The exercise price of these warrants is $0.65 per share. If all of these warrants were exercised, of which we cannot be assured, we will receive an additional $162,500.  The warrants are effective until April 1, 2008.  No warrants have been exercised to date.

Certificates evidencing the Common Stock issued by Timberline to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders. If all outstanding warrants are exercised, of which we have no assurance, we will receive a total of $362,500 in additional capital.

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman of the board, for the LLC to loan the Company $125,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,041.67, beginning on September 1, 2005.  The term of the loan is from September 1, 2005 to September 1, 2008.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan has been used to finance an exploration drilling program at the Snowstorm Project. See Exhibit 10.14 (the

September 1, 2005 Promissory Note) originally filed on January 10, 2006 with our Form 10SB/A and incorporated by reference herein.

On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $833, beginning on September 1, 2005.  The term of the loan is from December 1, 2005 to December 1, 2010.  The loan is expected to be used to finance an exploration drilling program at the Snowstorm Project. In each case, management believes that the terms and conditions of these loans from Mr. Swallow’s LLC are under similar terms and conditions that would be available to the Company from an unrelated third party, if such loans were actually available from an unrelated third party. See Exhibit 10.15 (the December 1, 2005 Promissory Note) originally filed on January 10, 2006 with our Form 10SB/A and incorporated by reference herein.

Except as indicated herein, no Officer, Director, promoter, or affiliate of Timberline has or proposes to have any direct or indirect material interest in any asset acquired or proposed to be acquired by Timberline through security holdings, contracts, options, or otherwise.  In cases where we have entered into such related party transactions, we have believed that we have negotiated consideration or compensation that would have been reasonable if the party or parties were not affiliated or related.  These related party transactions are as follows:

In 2004, the Company was assigned the State of Idaho Mineral Lease for the Spencer property from James Ebisch, who was a Director of the Company at that time. The assignment was on very favorable terms to us, and was considered a contribution by Mr. Ebisch during the start up of the Company, for which he received, on January 15, 2005, 100,000 shares of our common stock valued by us at $0.24 per share. Mr. Ebisch retains no overriding royalty on the Spencer prospect, but will regain control of the property if Timberline elects to terminate its interest in the Spencer prospect. In addition, Mr. Ebisch was reimbursed approximately $3,500 for his out of pocket expenses.

In February 2004, we adopted the 2004 Non-Qualified Stock Grant and Option Plan. However, no options were granted under this plan. However, in February 2005, we adopted the 2005 Stock Incentive Plan. Under this plan we have granted 412,500 options to the following individuals that are exercisable at $0.56 per share. One share of common stock is issuable upon the exercise of one option.  These options vest over a period ending February 7, 2006.  As of September 30, 2005 245,000 of these options had vested.  The grantees and their relationships to the Company are:

Name and Position

Options Granted

Stephen Goss, President and Director

100,000

Vance Thornsberry, Director

50,000

Paul Dircksen, Director

150,000

Eric Klepfer, Director

10,000

Tom Gurkowski, Secretary-Treasurer

25,000

Bill Hoyt, former Director

25,000

Art Glover, geologic consultant

20,000

Wayne Reich, graphic design consultant

10,000

Sandra Powers, geologic consultant

10,000

Larry Rudnicki, public relations consultant

and principal shareholder

12,500

During the year ended September 30, 2004 and 2005, we incurred $79,417 and $78,568, respectively, for consulting services including services provided by four of our directors.  The following table details to whom and amounts paid for consulting services during the years ended September 30, 2004 and 2005:

	2004	2005
Vance Thornsberry* --	$ 42,662.50	$ -
Randy Anderson	$ 1,500.00	$ -
Stephen Goss*	$ 24,780.00	$ 23,700.00
Tom Gurkowski*	$ 3,374.50	$ 6,918.00
Bill Hoyt	$ 7,100.00	$ 8,050.00
Paul Dircksen*	$ -	$ 39,900.00
Total	$ 79,417.00	$ 78,568.00

*Director

On December 19, 2005, the Company signed a letter of intent (“LOI”) to acquire Kettle Drilling, Inc. (“Kettle”), a privately held corporation, from its principal shareholders, Doug Kettle and Dave Deeds.  Under the terms of the LOI, the Company issued to Kettle 100,000 non-refundable shares of its common in exchange for a 75-day option within which to acquire an initial 60% stake in Kettle for $2.8 million.  On closing, the Company will then receive and additional option to acquire the remaining 40% of Kettle for $2 million over 2 years.  Key management personnel at Kettle have agreed to stay on with the Company for a minimum of three years after the initial transaction closes. There can be no assurance at this time that the option(s) will be exercised. See Exhibit 10.16 (the Letter of Intent and Option Agreement) originally filed on January 10, 2006 with our Form 10SB/A and incorporated by reference herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit No.

Description of Document

3.1

Certificate of Incorporation of the Registrant (1)

3.2

Articles of Amendment to the Certificate of  Incorporation of the Registrant (1)

3.3

Amended and Restated By-Laws of the Registrant (1)

4.1

Specimen of the Common Stock Certificate (1)

10.1

Miller-Adams Agreement/Mineral Lease for ‘Sun’ Property, Nevada (1)

10.2

Miller-Adams Agreement//Mineral Lease for HD, ACE, PAC claims,

Nevada (1)

10.3

Miller-Adams Agreement//Mineral Lease for DOW claims, Nevada (1)

10.4

Sedi-Met, Inc. Agreement//Mineral Lease for Olympic Mine, Nevada (1)

10.5

Assignment of State Lease//State Lease for Spencer property, Idaho (1)

10.6

Sterling Mining Co. Lease//Mineral Lease with Sterling Mining, for four claim groups in western Montana (1)

10.7

Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)

10.8

Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)

10.9

Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)

10.10

Renegade Exploration Letter of Intent/Proposal for agreement at Sanger, Nevada(1)

10.11

S. Goss Agreement/Consulting Agreement (1)

10.12

P. Dircksen Agreement/Current Consulting Agreement (1)

10.13

2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)

10.14

Promissory Note with Swallow Family LLC, dated September 1, 2005(2)

10.15

Promissory Note with Swallow Family LLC, dated December 1, 2005(2)

10.16

Letter of Intent and Option to Purchase, Kettle Drilling, Inc. (2)

14

Code of Ethics(2)

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act), Swallow

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act), Gurkowski

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), Swallow

32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), Gurkowski

______________________________________

(1)  Incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005.

(2)  Incorporated by reference to the Company’s Form 10SB/A as filed with the Securities Exchange Commission on January 10, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2005 and 2004:

Fiscal 2005

Fiscal 2004

Fee Category

Fees

Fees

Audit Fees

$

22,723

$

3,750

Audit Related Fees

$

0

$

0

Tax Fees

$

1,999

$

0

All Other Fees

$

480

$

0

-------------

-------------

Total Fees

$

25,202

$

3,750

=========

=========

Audit Fees.

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees.

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees.

 Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees.

Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures.

Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberline Resources Corporation

(Registrant

/s/  John Swallow

__________________________________________

John Swallow

(Chief Executive Officer and Chairman of the board of Directors)

/s/  Thomas Gurkowski

__________________________________________

Thomas Gurkowski

(Secretary/Treasurer and Chief Financial Officer)

Date:  January 13, 2006

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Swallow

Exhibit 31.2 - Certification Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-

                       14(a), Gurkowski

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Swallow

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Gurkowski