Form 10QSB
period 2005-12-31
Timberline Resources Corp
filed 2006-02-21
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

TIMBERLINE RESOURCES CORPORATION

(Exact Name of Small Business Registrant as Specified in its Charter)

IDAHO	000-51549	82-0291227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

36 West 16th Avenue Spokane, Washington	99203
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (509) 747-5225

Copies of Communications to:

Thomas E. Boccieri, Attorney at Law

561 Schaefer Avenue

Oradell, New Jersey 07649-2517

Telephone: 201-983-2024

Fax: 201-265-6069

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 21, 2006 the number of the Company's shares of par value $0.001 common stock outstanding was 7,366,125.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Timberline Resources Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS
	December 31.	September 30,
	2005	2005
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$6,864	$174,270

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	425	457
TOTAL PROPERTY AND EQUIPMENT	425	457

OTHER ASSETS
Deferred acquisition costs	53,000	-
TOTAL OTHER ASSETS	53,000	-
TOTAL ASSETS	$60,289	$174,727

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,154	$38,897
Related party payables	1,225	16,454
Deferred lease income	47,857	56,302
TOTAL CURRENT LIABILITIES	57,236	111,653

LONG-TERM LIABILITIES
Convertible notes payable - related party	75,556	42,361
TOTAL LONG-TERM LIABILITIES	75,556	42,361

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 7,366,125 and 7,266,125 shares issued
and outstanding	7,366	7,266
Additional paid-in capital	3,211,671	3,069,217
Accumulated deficit prior to exploration stage	(2,015,258)	(2,015,258)
Accumulated deficit during exploration stage	(1,276,282)	(1,040,512)
TOTAL STOCKHOLDERS' EQUITY	(72,503)	20,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,289	$174,727

See accompanying condensed notes to interim financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			Period from
			January 15, 2004
			(Inception of
	Three Months Ended		Exploration Stage)
	December 31,	December 31,	to
	2005	2004	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	203,458	45,033	957,099
Other general and administrative expenses	28,437	18,387	340,203
TOTAL EXPENSES	231,895	63,420	1,297,302
LOSS FROM OPERATIONS	(231,895)	(63,420)	(1,297,302)

OTHER INCOME (EXPENSE)
Lease income	8,445	5,630	39,411
Interest expense	(12,320)	-	(18,391)
TOTAL OTHER INCOME (EXPENSE)	(3,875)	5,630	21,020

LOSS BEFORE TAXES	(235,770)	(57,790)	(1,276,282)

INCOME TAX EXPENSE	-	-	-
NET LOSS	$(288,770)	$(57,790)	$(1,329,282)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	7,279,312	5,783,125

See accompanying condensed notes to interim financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			January 15, 2004
			(Inception of
	Three Months Ended		Exploration Stage)
	December 31,	December 31,	to
	2005	2004	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,770)	$(57,790)	$(1,276,282)
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Depreciation and amortization	32	32	218
Amortization of debt discount	9,195	-	11,556
Common stock issued for services	-	-	144,000
Common stock issued for mineral agreement and leases	-	-	51,900
Stock options granted for consulting	13,554	-	48,404
Non-cash lease income	-	(65,000)	(65,000)
Changes in assets and liabilities:
Accounts payable	(30,743)	(35,232)	8,154
Related party payable	(15,229)	(8,677)	1,225
Accrued interest, notes payable	-	(1,922)	-
Deferred lease income	(8,445)	81,639	47,857
Net cash used by operating activities	(267,406)	(86,950)	(1,027,968)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	-	-	(643)
Net cash used by investing activities	-	-	(643)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from related party notes payable	100,000	-	290,000
Proceeds from private placement	-	-	744,800
Net cash provided by financing activities	100,000	-	1,034,800

Net increase in cash and cash equivalents	(167,406)	(86,950)	6,189

Cash at beginning of period	174,270	111,155	675
Cash at end of period	$6,864	$24,205	$6,864

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$1,042	$-	2,830

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$-	$-	$144,000
Common stock issued for mineral agreement	$-	$-	$51,900
Note payable paid by lease transfer	$-	$-	$65,000
Stock options issued for consulting	$13,554	$-	$48,404
Benefical conversion rights on convertible debt	$76,000	$-	$161,000
Common stock issued for due diligence	$53,000	$-	$53,000

See accompanying condensed notes to interim financial statements.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of asset and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has an accumulated deficit prior to the exploration stage of $2,015,258 and a deficit accumulated during the exploration stage of $1,276,282.  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net loss per share were the same at December 31, 2005 and 2004, as the Company’s outstanding and exercisable options and shares under convertible debt at December 31, 2005 of 1,245,000 would be anti-dilutive and the Company had no outstanding options or shares under convertible debt at December 31 2004.

Provision for Taxes

At December 31, 2005 and September 30, 2005, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $1,095,000 and $1,020,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2005.

	December 31, 2005	September 30, 2005
Net operating loss carryforwards	$3,290,000	$3,000,000
Deferred tax asset	$1,095,000	$1,020,000
Deferred tax asset valuation allowance	$(1,095,000)	$(1,020,000)

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

At December 31, 2005, the Company has a net operating loss carryforward of approximately $3,290,000, which will expire in the years September 30, 2006 through September 30, 2025.  Not included in the calculation of deferred tax assets is approximately $48,000 in stock options granted to officers that are not deductible for tax purposes.  The table below shows the operating net loss carryforward by year of expiration.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of December 31, 2005, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2005 to December 31, 2005 was $75,000.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 4 – MINERAL PROPERTY INTERESTS

On November 26, 2004, the Company signed a mineral property lease with Sterling Mining Company (as lessee) on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana.  Upon execution of the lease, the Company was paid cash of $19,600 and Sterling Mining Corporation forgave loans totaling $65,000 and related interest of $2,669.  In return, Sterling received the right to explore and mine the aforementioned claims through May 31, 2007.  In addition, Sterling can renew the lease on an annual basis after 2007 by making annual lease payments of $5,000 per claim group and paying a one percent (1%) net smelter return royalty on any production from the claims that are subject to the agreement.  The Company is recognizing the $87,269 of lease income over the period of the initial lease which expires on June 1, 2007.  The Company has recognized for the three months ended December 31, 2005, $8,445 in lease income and the remaining balance is included in the financial statements as “deferred lease income”.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2005	December 31, 2004
Equipment	$ 643	$ 643
Less accumulated depreciation	(217)	(88)
	$ 425	$ 555

Depreciation expense for the three months ending December 31, 2005 and 2004 was $32 each period.  Maintenance and repairs are expensed as incurred.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has entered into seven related party contracts with consultants for professional services, to be paid at customary hourly or daily rates, plus expenses.  At December 31, 2005, $1,225 was accrued to be paid to some of these related parties and is included on the financial statements under “accounts payable – related parties”. During the year ended September 30, 2005, officers and shareholders of the Company paid expenses on behalf of the Company totaling $16,453.  This amount is reflected on the balance sheet as related party payables.

The Company received a loan of $125,000 from an officer of the company on August 24, 2005 (Note 6). On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis. Monthly payments are $833, beginning on January 1, 2006. The term of the loan is from December 1, 2005 to December 1, 2010. The loan is expected to be used to finance an exploration drilling program at the Snowstorm Project.

NOTE 7 – CONVERTIBLE DEBT

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

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,042, beginning on January 1, 2006.  The term of the loan is from December 1, 2006 to December 1, 2010.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan has been used to finance an exploration drilling program at the Snowstorm Project.

The debt is convertible into shares of common stock at either $0.25 per share or the market price on the date of conversion, whichever is less, meaning a minimum of 400,000 shares would be issued.

Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the notes and recorded the value as discounts on debt on the balance sheet.  The beneficial conversion was valued and recorded at $85,000 for the first note and $76,000 for the second, which are being amortized (effectively, a decreasing discount to debt) over the lives of the debts which is three years for each.  Amortization expense for the three months ended December 31, 2005 was $9,195, leaving a carrying value of the loans as $75,556.

NOTE 8 – ACQUISITION OF KETTLE DRILLING

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

The value of the shares on the date issuance was $0.53 or $53,000 in total.  This was recorded as a deferred acquisition cost on the financial statements.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company initiated a private placement of the Company’s common stock.  Under the private placement agreement, the Company can sell up to 8,000,000 shares of stock for a total of $4,400,000.  The stock is being sold in units, with each “unit” offered containing one share of common stock and one warrant to purchase ½ of a share of the Company’s common stock (two warrants would be needed to purchase one share of common stock).  The units are to be sold for $0.55 per unit.  As of February 20, 2006, the Company has received approximately $1,300,000 under the private placement, and will issue the shares of stock at the closing of the private placement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On December 19, 2005, we entered into a letter of intent wherein we agreed to acquire Kettle Drilling, Inc.  This arrangement calls for us make a cash payment of $2,800,000 to the principals of Kettle Drilling, Inc., on or about March 1, 2006, along with the issuance to them of convertible preferred stock.   We are currently in our due diligence period for exploring the option of the Kettle acquisition ..

Anticipated Expenditure Over the Next 12 Months	Amount
Acquisition of Kettle Drilling, Inc.	$2,800,000
Initiate Exploration Activity (Snowstorm Project)	125,000
Initiate Exploration Activity (Olympic/Sun Property)	75,000
Initiate Exploration Activity (HD, ACE and PAC Properties)	50,000
Initiate Exploration Activity (Downeyville Property	50,000
Initiate Exploration Activity (Spencer Property)	50,000
Professional and Geological Fees	50,000
Salaries and Wages	25,000
Travel Expenses	25,000
Other Administrative Expenses	50,000

Total	$3,300,000

We will not be able to proceed with our planned acquisition of Kettle Drilling, Inc., our exploration programs, or meet our administrative expense requirements, without additional financing.  We are currently conducting a “best-efforts” private offering of our securities to raise a maximum of $4,400,000. If this offering is not successful, we will not be able to complete the acquisition of Kettle Drilling, Inc.

We may also seek to obtain short-term loans from our directors or principal shareholders. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our securities (through the current private offering or otherwise) or through loans from our directors or principal shareholders to meet our obligations over the next twelve months. Regarding our exploration activities, if we are unable to raise sufficient additional funding through equity financing and/or loans, we will next attempt to obtain joint venture partners on a project by project basis to help lessen the expenses involved on each project (which would correspondingly reduce our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance.)  If we are unsuccessful with that approach, we will attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain the properties.  These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in overcoming the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

Results of Operations for Years Ending September 30, 2004 and 2005

We did not earn any revenues during the years ending September 30, 2004 and 2005. We do not anticipate earning revenues until such time, if at all, that we have successful exploration results and/or if we acquire Kettle Drilling, Inc. and derive income from its drilling activities as our wholly owned subsidiary. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $515,344 for the fiscal year ended September 30, 2004, and $552,424 for the year ended September 30, 2005.

Our net loss increased from $1,505 in fiscal 2003 to $517,266 in fiscal 2004 primarily due to a general increase in company activity since the takeover of the new management team and commencement of our exploration stage both in January 2004.

Our net loss increased from $517,266 during the year ended September 30, 2004 to $523,246 during the year ended September 30, 2005 primarily due to increased mineral exploration expenses, but was offset by lease income from one of our properties.  Mining and exploration expenses increased from $364,320 to $389,321 and our general and administrative expenses increased from $151,024 to $163,103.  These increases are due mainly to general increases in individual costs and increased exploration activity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At September 30, 2005, we had assets of $174,727 consisting of cash in the amount of $174,270, and other assets of $457.

Results of Operations for Three Month Periods Ending December 31, 2004 and December 31, 2005

We did not earn any revenues during the three month periods ending December 31, 2004 and 2005. We do not anticipate earning revenues until such time, if at all, that we have successful exploration results and/or if we acquire Kettle Drilling, Inc. and derive income from its drilling activities as our wholly owned subsidiary. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $63,420 for the three months ended December 31, 2004, and $231,895 for the three months ended December 31, 2005.

Our net loss increased from $57,790 for three months ended December 31, 2004 to $235,770 for the three months ended December 31, 2005 primarily due to a general increase in mineral exploration activity and general expenses including legal and accounting expenses, but was offset by lease income from one of our properties.  Mining and exploration expenses increased from $45,033 to $203,458 and our general and administrative expenses increased from $18,387 to $28,437.  These increases are due mainly to general increases in individual costs and increased exploration activity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company has concluded that disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended December 31, 2005, the Company issued a total of 100,000 shares of its restricted common stock to secure a 75 day option to purchase Kettle Drilling, Inc. The December 19, 2005, issuance of the shares to the principals of Kettle Drilling, Inc. (David Deeds-25,000 shares, and Douglas Kettle-75,000 shares) was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Each recipient represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, Swallow

Exhibit 31.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, Gurkowski

Exhibit 32.1

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

Date:  February 21, 2006

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