Form 10KSB/A
period 2005-09-30
Timberline Resources Corp
filed 2006-02-22
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB /A

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $4,293,376 on January 11, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,366,125 shares of common stock on January 11, 2006.

SEC 2337 (9-07)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10KSB of Timberline Resources Corporation for the twelve month period ended September 30, 2005 (File Number 000-51549 ) is being filed for the following two reasons:

1.

It contains amended financial statements that are consistent with the amended financial statements that were included in the Issuer’s Registration Statement on Form 10SB/A as filed on or about February 21, 2006; and

2.

It contains changes and corrections in its text to be consistent with those changes and corrections to the text of said amendment to the aforementioned Registration Statement.

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

TIMBERLINE RESOURCES CORPORATION

FORM 10-KSB

September 30, 2005

PART I

5

ITEM 1. DESCRIPTION OF BUSINESS

5

ITEM 2. DESCRIPTION OF PROPERTY

26

ITEM 3. LEGAL PROCEEDINGS

47

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

47

PART II

48

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

48

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

50

ITEM 7.  FINANCIAL STATEMENTS

52

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

73

ITEM 8A. CONTROLS AND PROCEDURES

73

ITEM 8B.  OTHER INFORMATION

73

PART III

74

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

74

ITEM 10.  EXECUTIVE COMPENSATION

78

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

80

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

81

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

84

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

85

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

OVERVIEW OF REGULATORY , ECONOMIC AND ENVIRONMENTAL ISSUES

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

Gold, silver and copper are mined in a wide variety of ways, both in open pit and underground mines.  Open pit mines require the gold deposit to be relatively close to the surface.  These deposits tend to be low grade (such as 0.01-0.03 ounces per ton gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day.

Open pit operations for gold usually involve heap leaching as a metallurgical method to remove the gold.  Heap leaching involves stacking the ore on pads which are lined with an impenetratable surface, then sprinkling the gold with a weak cyanide solution to extract the gold.  The particle impregnated solution is collected and the gold recovered through further processing.

Underground metal mines generally involve higher grade ore bodies.  Less tonnage is mined underground, and generally the higher grade ore is processed in a mill or other refining facility.  This process results in the accumulation of waste by-products from the washing of the ground ore. Mills require associated tailings ponds to capture waste by-products and treat water used in the milling process.

Capital costs for mine, mill and tailings pond construction can easily run into the hundreds of millions of dollars.  These costs, of course, are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced.  Metals prices are set on a world-wide market and are not controlled by the operators of the mine.  Changes in currency values or exchange rates can also impact metals prices. Thus changes in metals prices or operating costs can have a huge impact on the economic viability of a mining operation.

Environmental protection and remediation is an increasingly important part of mineral economics.  In some cases, particularly in Montana, with its concern for its grizzly bear population, mining companies have been required to acquire and donate additional land to serve as a substitute habitat for this endangered species.

Estimated future costs of reclamation or restoration of mined land are based principally on legal and regulatory requirements. Reclamation of affected areas after mining operations may cost millions of dollars.  Often governmental permitting agencies are requiring multi-million dollar bonds from mining companies prior to granting permits, to insure that reclamation takes place.  All environmental mitigation tends to decrease profitability of the mining operation, but these expenses are recognized as a cost of doing business by modern mining and exploration companies.

Mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Every mining activity has an environmental impact. In order for a proposed mining project to be granted the required governmental permits, mining companies are required to present proposed plans for mitigating this impact.  In the United States, where the Company’s properties are located, no mine can operate without obtaining a number of permits.  These permits address the social, economic, and environmental impacts of the operation and include numerous opportunities for public involvement and comment.  More information about mining and the permitting process can be found on the website of the National Mining Association at www.nma.org .  Additional information on gold mining can also be found at www.responsiblegold.org.

The Company intends to focus on exploration and discovery of mineral resources, not their production.  If the Company is successful, the ore bodies discovered will be attractive to production companies.  The mining industry is, like agriculture, a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If the Company is successful in finding an attractive ore body, be it gold, silver or copper, sufficient value will be created to reward the company’s shareholders and allow for all production and reclamation expenses to be paid by the actual producer to whom we convey, assign or joint venture the project..

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

___________________

(1)  Tailings are material rejected from a mill after more of the recoverable valuable minerals have been extracted

(2)  Reclamation is the process through which the site is restored after mining or exploration activity is completed

Regulation

The exploration and mining industry operates in a legal environment that requires permits to conduct virtually all operations.  Thus permits are required by local, state and federal government agencies.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS). Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the effected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally,

i t is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

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

We have not generated any revenue from operations since the commencement of our exploration stage and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties. We had cash in the amount of $111,155 and $174,270 as of September 30, 2004 and September 30, 2005 , respectively .. Since the commencement of our exploration stage, we have raised equity financing of $679,000 pursuant to private placement offerings of our common stock. As at September 30, 2005, we had working capital of approximately $118,000. We believe that we will have to raise any additional funds to meet our currently budgeted operating requirements for the next 12 months. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to occur, there is a substantial risk that our business would fail.

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

Agreement Summary

On March 29, 2005, the Company signed a letter of intent (LOI) with Western goldfields, Inc., for the acquisition of an interest in 16 unpatented load mining claims owned by Western Gold fields, lying adjacent to the Company’s snowstorm property.  The proposed mineral lease agreement calls for an initial payment of $2,000, plus the issuance of 50,000 shares of Timberline common stock.  Additional issuances of stock will be made from 2006 through 2008 (75,000 shares in 2006, 100,000 shares in 2007, and 2150,000 shares in 2008) if the agreement remains in effect.  A royalty of two percent (2%) of the net smelter returns will be paid to Western Goldfields if any production results from the claims.  The LOI also calls for the Company to grant options to Western Goldfields to purchase up to 250,000 common shares of the Company’s stock, at a price of $0.65 per share, from April 1, 2006 through April 1, 2008.

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

We incurred operating expenses in the amount of $515,344 for the fiscal year ended September 30, 2004, and $ 550,063 for the year ended September 30, 2005.

Our net loss increased from $1,505 in fiscal 2003 to $ 517,266 in fiscal 2004 primarily due to a general increase in company activity since the takeover of the new management team and commencement of our exploration stage both in January 2004.

Our net loss increased from $ 517,266 during the year ended September 30, 2004 to $ 523,246 during the year ended September 30, 2005 primarily due to to increased mineral exploration expenses, but was offset by lease income from one of our properties ..  Mining and exploration expenses increased from $364,320 to $389,321 and our general and administrative expenses increased from $151,024 to $ 160,742 ..  These increases are due mainly to general increases in individual costs and increased exploration activity.

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

As discussed in Note 13 to the financial statements, an error resulting in an understatement of previously reported net losses concerning the recognition of lease income as of September 30, 2005, was discovered by management of the Company during February. Accordingly, an adjustment has been made to the accompanying financial statements as of September 30, 2005 to correct this error in which net losses have been increased by $56,302.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 5, 2005, except for Note 13, which is dated February 9, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,
	2005	September 30,
	(Restated)	2004
ASSETS
CURRENT ASSETS
Cash	$174,270	$111,155

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	457	586
TOTAL PROPERTY AND EQUIPMENT	457	586

TOTAL ASSETS	$174,727	$111,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$38,897	$35,233
Related party payables	16,454	8,677
Notes payable - related party, net	-	65,000
Accrued interest	-	1,922
Deferred lease income	56,302	-
TOTAL CURRENT LIABILITIES	111,653	110,832

LONG-TERM LIABILITIES
Convertible notes payable - related party	42,361	-
TOTAL LONG-TERM LIABILITIES	42,361	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 7,266,125 and 5,783,125 shares issued
and outstanding, respectively	7,266	5,783
Additional paid-in capital	3,069,217	2,527,650
Accumulated deficit prior to exploration stage	(2,015,258)	(2,015,258)
Accumulated deficit during exploration stage	(1,040,512)	(517,266)
TOTAL STOCKHOLDERS' EQUITY	20,713	909
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$174,727	$111,741

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			Period from
			January 15, 2004
			(Inception of
	Year Ended		Exploration Stage)
	September 30,	September 30,	to
	2005	2004	September 30, 2005
	(Restated)		(Restated)

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	389,321	364,320	753,641
Other general and administrative expenses	160,742	151,024	311,766
TOTAL EXPENSES	550,063	515,344	1,065,407

LOSS FROM OPERATIONS	(550,063)	(515,344)	(1,065,407)

OTHER INCOME (EXPENSE)
Lease income	30,966	-	30,966
Interest expense	4,149	(1,922)	6,071
TOTAL OTHER INCOME (EXPENSE)	26,817	(1,922)	24,895

LOSS BEFORE TAXES	(523,246)	(517,266)	(1,040,512)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(523,246)	$(517,266)	$(1,040,512)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,403,919	4,842,292

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Accumulated	Deficit
				Deficit	Accumulated
			Additional	Prior to	During	Total
	Common Stock		Paid-in	Exploration	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, September 30, 2003	4,253,000	$4,253	$2,011,680	(2,015,258)	-	$675

Fractional shares issued in stock split	17,625	17	(17)	-	-	-

Shares issued for services at
$0.24 per share	600,000	600	143,400	-	-	144,000

Sale of units in private placement at
$0.40 per unit	892,500	893	356,107	-	-	357,000

Shares issued for mineral lease agreements	20,000	20	16,480	-	-	16,500

Net loss for the year ended,
September 30, 2004	-	-	-	-	(517,266)	(517,266)
Balance, September 30, 2004	5,783,125	5,783	2,527,650	(2,015,258)	(517,266)	909
Warrants exercised, net of commissions of
$21,700	555,000	555	199,745	-	-	200,300

Common stock issued for mining property
leases	78,000	78	35,322	-	-	35,400

Common stock and warrants issued for
cash at $0.20 per share	500,000	500	99,500	-	-	100,000

Common stock issued for
cash at $0.25 per share	350,000	350	87,150	-	-	87,500

Vested portion of stock options granted	-	-	34,850	-	-	34,850

Convertible debt issuance, beneficial
conversion rights at $0.17 per share	-	-	85,000	-	-	85,000
Net loss for the year ended,
September 30, 2005 (restated)	-	-	-	-	(523,246)	(523,246)
Balance, September 30, 2005 (restated)	7,266,125	$7,266	$3,069,217	$(2,015,258)	$(984,209)	$77,016

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			January 15, 2004
			(Inception of
	Year Ended		Exploration Stage)
	September 30,	September 30,	to
	2005	2004	September 30, 2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(523,246)	$(517,266)	$(1,040,512)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	129	57	186
Amortization of debt discount	2,361	-	2,361
Common stock issued for services	-	144,000	144,000
Common stock issued for mineral agreement and leases	35,400	16,500	51,900
Stock options granted for consulting	34,850	-	34,850
Non-cash lease income	(65,000)	-	(65,000)
Changes in assets and liabilities:
Accounts payable	3,664	35,233	38,897
Related party payable	7,777	8,677	16,454
Accrued interest, notes payable	(1,922)	1,922	-
Deferred lease income	56,302	-	56,302
Net cash used by operating activities	(449,685)	(310,877)	(760,562)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	-	(643)	(643)
Net cash used by investing activities	-	(643)	(643)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from related party notes payable	125,000	65,000	190,000
Proceeds from private placement	387,800	357,000	744,800
Net cash provided by financing activities	512,800	422,000	934,800

Net increase in cash and cash equivalents	63,115	110,480	173,595

Cash at beginning of period	111,155	675	675
Cash at end of period	$174,270	$111,155	$174,270

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$-	$144,000	$144,000
Common stock issued for mineral agreement	$35,400	$16,500	$51,900
Note payable paid by lease transfer	$65,000	$-	$65,000
Stock options issued for consulting	$34,850	$-	$34,850
Benefical conversion rights on convertible debt	$85,000	$-	$85,000

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

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has an accumulated deficit prior to the exploration stage of $2,015,258 and a deficit accumulated during the exploration stage of $ 1,040,512 ..  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net loss per share were the same at September 30, 2005 and 2004, as the Company’s outstanding and exercisable options and shares under convertible debt at September 30, 2005 of 8 45,000 would be anti-dilutive and the Company had no outstanding options or shares under convertible debt at September 30, 2004 ..

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

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 3 – MINERAL PROPERTY INTERESTS

On November 26, 2004, the Company signed a twenty-year lease with Sterling Mining Company (as lessee) on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana. Upon execution of the lease, t he Company was paid cash of $19,600 and Sterling Mining Corporation forgave loans totaling $65,000 and interest of $2,669 .  In return, Sterling received the right to explore and mine the aforementioned claims through May 31, 2007.  In addition, Sterling can renew the lease on an annual basis after 2007 by making annual lease payments of $5,000 per claim group and paying one percent (1%) net smelter return royalty on any production from the claims that are subject to the agreement.  The Company is recognizing the $87,269 of lease income over the period of the initial lease which expires on June 1, 2007.  The Company has recognized at September 30, 2005, $30,966 in lease income and the remaining balance is included in the financial statements as “deferred lease income”.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2005	September 30, 2004
Equipment	$ 643	$ 643
Less accumulated depreciation	(18 6 )	(57)
	$ 457	$ 586

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

	September 30, 2005	September 30, 2004
Net operating loss carryforwards	$3,000,000	$2,532,000
Deferred tax asset	$1,0 3 0,000	$860,000
Deferred tax asset valuation allowance	$(1,0 3 0,000)	$(860,000)

At September 30, 2005, the Company has a net operating loss carryforward of approximately $3,000,000, which will expire in the years September 30, 2006 through September 30, 2025.   Not included in the calculation of deferred tax assets is approximately $35,000 in stock options granted to officers that are not deductible for tax purposes.   The table below shows the operating net loss carryforward by year of expiration.

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

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of September 30, 2005, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2004 to September 30, 2005 was $1 7 0,000.

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

Letter of Intent

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

Private Placement Agreement

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

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 13 – CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2005 have been restated to correct an error in the balance of deferred lease income and lease income.  The Company discovered that there was an error in the accounting for the lease income on its lease with Sterling Mining Company.  The effects of the restatement were to increase liabilities (specifically deferred lease income) by $56,302, decrease lease income and net loss by the same amount ($0.01 per share).  See Notes 2 and 3.

The following is the summary of the effects of the above corrections:

	Original	As Corrected	Change

Financial Position
Deferred lease income	$-	$56,302	$56,302
Net loss	$466,944	$523,246	$56,302
Accumulated deficit	$984,210	$1,040,512	$56,302

Results of Operations
Lease income	$87,268	$30,966	$(56,302)
Loss per share	$(0.08)	$(0.07)	$0.02

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

Items 8.01 and 9.01

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

(G)  CODE OF ETHICS

The Company did not have a Code of Ethics during the fiscal year ended September 30, 2005, the period covered by this Form 10KSB.  However, subsequent thereto, on November 23, 2005, it adopted a Code of Ethics. See Exhibit 14 (Code of Ethics) originally filed on January 10, 2006 with our Form 10SB/A and incorporated by reference herein.

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

Except as indicated herein, no officer , director , promoter, or affiliate of Timberline has or proposes to have any direct or indirect material interest in any asset acquired or proposed to be acquired by Timberline through security holdings, contracts, options, or otherwise.  In cases where we have entered into such related party transactions, we have believed that we have negotiated consideration or compensation that would have been reasonable if the party or parties were not affiliated or related.  These related party transactions are as follows:

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

In February 2004, we adopted the 2004 Non-Qualified Stock Grant and Option Plan. However, no options were granted under this plan. However, in February 2005, we adopted the 2005 Stock Incentive Plan. Under this plan we have granted 412,500 options to the following individuals that are exercisable at $0.56 per share. One share of common stock is issuable upon the exercise of one option.  These options vest over a period ending February 7, 2006.  As of September 30, 2005 , 245,000 of these options had vested.  The grantees and their relationships to the Company are:

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

--------------

--------------

Total Fees

$

25,202

$

3,750

========

========

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

Date:  January 21, 2006

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