Form 10KSB/A
period 2005-09-30
Timberline Resources Corp
filed 2006-05-30
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

1.

It contains amended financial statements that are consistent with the sum of changes to the amended financial statements that have been included in the Issuer’s Registration Statement s on Form 10SB/A as filed between February 22 and   May 11 , 2006; and

2.

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

Page

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

50

ITEM 7.  FINANCIAL STATEMENTS

52

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

    ACCOUNTING AND FINANCIAL DISCLOSURE

74

ITEM 8A. CONTROLS AND PROCEDURES

74

ITEM 8B.  OTHER INFORMATION

74

PART III

75

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

75

ITEM 10.  EXECUTIVE COMPENSATION

79

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

81

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

82

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

85

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

86

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

OVERVIEW OF REGULATORY, ECONOMIC AND ENVIRONMENTAL ISSUES

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

Every mining activity has an environmental impact. In order for a proposed mining project to be granted the required governmental permits, mining companies are required to present proposed plans for mitigating this impact.  In the United States, where the Company’s properties are located, no mine can operate without obtaining a number of permits.  These permits address the social, economic, and environmental impacts of the operation and include numerous opportunities for public involvement and comment.  More information about mining and the permitting process can be found on the website of the National Mining Association at www.nma.org.  Additional information on gold mining can also be found at www.responsiblegold.org.

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

We have not generated any revenue from operations since the commencement of our exploration stage and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties. We had cash in the amount of $111,155 and $174,270 as of September 30, 2004 and September 30, 2005, respectively. Since the commencement of our exploration stage, we have raised equity financing of $679,000 pursuant to private placement offerings of our common stock. As at September 30, 2005, we had working capital of approximately $118,000. We believe that we will have to raise any additional funds to meet our currently budgeted operating requirements for the next 12 months. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to occur, there is a substantial risk that our business would fail.

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

Our net loss increased from $517,266 during the year ended September 30, 2004 to $ 530,973 during the year ended September 30, 2005 primarily due to to increased mineral exploration expenses, but was offset by lease income from one of our properties.  Mining and exploration expenses increased from $364,320 to $389,321 and our general and administrative expenses increased from $151,024 to $ 160,741 ..  These increases are due mainly to general increases in individual costs and increased exploration activity.

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

Board of Directors
Timberline Resources Corporation
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Timberline Resources Corporation (an Idaho corporation and exploration stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberline Resources Corporation as of September 30, 2005 and 2004 and the results of its operations, stockholders' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13 to the financial statements, an error resulting in an understatement of previously reported net losses concerning the recognition of lease income and change in the fair value of derivatives as of September 30, 2005, was discovered by management of the Company during February and March 2006. Accordingly, adjustments have been made to the accompanying financial statements as of September 30, 2005 to correct these errors in which net losses have been increased by $64,029.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 5, 2005, except for Note 13, which is dated April 26, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS
	September 30,
	2005	September 30,
	(Restated)	2004
ASSETS
CURRENT ASSETS
Cash	$174,270	$111,155

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	457	586

TOTAL ASSETS	$174,727	$111,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$38,896	$35,233
Related party payables	16,454	8,677
Notes payable - related party, net	-	65,000
Accrued interest	-	1,922
Deferred lease income	56,302	-
TOTAL CURRENT LIABILITIES	111,652	110,832

LONG-TERM LIABILITIES
Convertible notes payable - related party, net	23,004	-
Derivative from convertible debt	112,085	-
TOTAL LONG-TERM LIABILITIES	135,809	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 7,266,125 and 5,783,125 shares issued
and outstanding, respectively	7,266	5,783
Additional paid-in capital	2,984,217	2,527,650
Accumulated deficit prior to exploration stage	(2,015,258)	(2,015,258)
Accumulated deficit during exploration stage	(1,048,239)	(517,266)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(72,014)	909
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$174,727	$111,741

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			Period from
			January 15, 2004
			(Inception of
	Year Ended		Exploration Stage)
	September 30,	September 30,	to
	2005	2004	September 30, 2005
	(Restated)		(Restated)

REVENUES	$-	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	389,321	364,320	753,641
Other general and administrative expenses	160,741	151,024	309,404
TOTAL EXPENSES	550,062	515,344	1,063,045

LOSS FROM OPERATIONS	(550,062)	(515,344)	(1,063,045)

OTHER INCOME (EXPENSE)
Lease income	30,966	-	30,966
Change in fair value of derivatives	(9,395)	-	(9,395)
Amortization of discount on note payable	(694)	-	(694)
Interest expense	(1,788)	(1,922)	(3710)
TOTAL OTHER INCOME (EXPENSE)	19,089	(1,922)	17,167

LOSS BEFORE TAXES	(530,973)	(517,266)	(1,048,239)

INCOME TAX EXPENSE	-	-	-
NET LOSS	$(530,973)	$(517,266)	$(1,048,239)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.08)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,403,919	4,842,292

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Accumulated	Deficit
				Deficit	Accumulated
			Additional	Prior to	During	Total
	Common Stock		Paid-in	Exploration	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity
Balance, September 30, 2003	4,253,000	$4,253	$2,011,680	(2,015,258)	-	$675

Fractional shares issued in stock split	17,625	17	(17)	-	-	-

Shares issued for services at
$0.24 per share	600,000	600	143,400	-	-	144,000

Sale of units in private placement at
$0.40 per unit	892,500	893	356,107	-	-	357,000

Shares issued for mineral lease agreements	20,000	20	16,480	-	-	16,500

Net loss for the year ended,
September 30, 2004	-	-	-	-	(517,266)	(517,266)
Balance, September 30, 2004	5,783,125	5,783	2,527,650	(2,015,258)	(517,266)	909
Warrants exercised, net of commissions of
$21,700	555,000	555	199,745	-	-	200,300

Common stock issued for mining property
leases	78,000	78	35,322	-	-	35,400

Common stock and warrants issued for
cash at $0.20 per share	500,000	500	99,500	-	-	100,000

Common stock issued for
cash at $0.25 per share	350,000	350	87,150	-	-	87,500

Vested portion of stock options granted	-	-	34,850	-	-	34,850

Net loss for the year ended,
September 30, 2005 (restated)	-	-	-	-	(530,973)	(530,793)
Balance, September 30, 2005 (restated)	7,266,125	$7,266	$2,984,217	$(2,015,258)	$(1,048,239)	$(72,014)

The accompanying notes are an integral part of these financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			January 15, 2004
			(Inception of
	Year Ended		Exploration Stage)
	September 30,	September 30,	to
	2005	2004	September 30, 2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(530,973)	$(517,266)	$(1,048,239)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	129	57	186
Amortization of discount on notes payable	694	-	694
Change in fair value of derivatives	9,395	-	9,395
Common stock issued for services	-	144,000	144,000
Common stock issued for mineral agreement and leases	35,400	16,500	51,900
Stock options granted for consulting	34,850	-	34,850
Non-cash lease income	(65,000)	-	(65,000)
Changes in assets and liabilities:
Accounts payable	3,664	35,233	38,897
Related party payable	7,777	8,677	16,454
Accrued interest, notes payable	(1,922)	1,922	-
Deferred lease income	56,302	-	56,302
Net cash used by operating activities	(449,685)	(310,877)	(760,562)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	-	(643)	(643)
Net cash used by investing activities	-	(643)	(643)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from related party notes payable	125,000	65,000	190,000
Proceeds from private placement	387,800	357,000	744,800
Net cash provided by financing activities	512,800	422,000	934,800

Net increase in cash and cash equivalents	63,115	110,480	173,595

Cash at beginning of period	111,155	675	675
Cash at end of period	$174,270	$111,155	$174,270

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for services	$-	$144,000	$144,000
Common stock issued for mineral agreement	$35,400	$16,500	$51,900
Note payable paid by lease transfer	$65,000	$-	$65,000
Stock options issued for consulting	$34,850	$-	$34,850

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

During August 2005, the Company entered into a convertible debt agreement for $125,000.  The terms of the agreement allow the Company, at the end of the loan term, to convert the loan into shares of common stock at $0.25 per share or the market price, whichever is less or to repay the loan in cash.  Following SFAS No. 133, the Company recognizes that the convertible debt is a hybrid instrument, which includes an embedded derivative.  The derivative component is being accounted for as a common stock option for purposes of valuation and a liability on the financial statements because of contract terms as to rights of repayment.  See Note 6.

The convertible debt gives rise to an embedded derivative which is accounted for as a liability in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

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

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has an accumulated deficit prior to the exploration stage of $2,015,258 and a deficit accumulated during the exploration stage of $1,048,239.  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net loss per share were the same at September 30, 2005 and 2004, as the Company had outstanding September 30, 2005, 245,000 outstanding and exercisable options, 500,000 outstanding warrants and 500,000 shares under convertible debt (totaling 1,245,000 shares) and at September 30, 2004 had 892,500 outstanding warrants that would be anti-dilutive and are not included in the calculations.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” , defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R).  See Notes 2 and 8.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 3 – MINERAL PROPERTY INTERESTS

On November 26, 2004, the Company signed a twenty-year lease with Sterling Mining Company (as lessee) on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana. Upon execution of the lease, the Company was paid cash of $19,600 and Sterling Mining Corporation forgave loans totaling $65,000 and interest of $2,669.  In return, Sterling received the right to explore and mine the aforementioned claims through May 31, 2007.  In addition, Sterling can renew the lease on an annual basis after 2007 by making annual lease payments of $5,000 per claim group and paying one percent (1%) net smelter return royalty on any production from the claims that are subject to the agreement.  The Company is recognizing the $87,269 of lease income over the period of the initial lease which expires on June 1, 2007.  The Company has recognized at September 30, 2005, $30,966 in lease income and the remaining balance is included in the financial statements as “deferred lease income”.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2005	September 30, 2004
Equipment	$ 643	$ 643
Less accumulated depreciation	(186)	(57)
	$ 457	$ 586

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

The Company received a loan of $125,000 from an officer of the Company (see Note 6) during 2005 and another loan for $100,000 after the fiscal year end (see Note 12).

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

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 6 – CONVERTIBLE DEBT

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $125,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,041.67, beginning on September 1, 2005.  The term of the loan is from September 1, 2005 to September 1, 2008.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  As of the note’s origination and as of September 30, 2005, the note principal could be converted into 500,000 shares of common stock.

The Company determined that the convertible debt includes an embedded derivative which will be treated as a stock purchase options and liability because of the underlying terms of the contract.

Following EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and SFAS No. 133, the Company has recognized an embedded derivative in the convertible debenture.  For accounting and fair value purposes, this derivative will be accounted for as a stock option, following SFAS No. 123(R) for valuation purposes.  The fair value of the derivative was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of 3 years.  The initial fair value of the derivative was $102,690, which is being recognized in the liabilities of the balance sheet as a derivative from convertible debt.   The convertible debt is discounted for the derivative and the discount is being amortized over the life of the loan using the effective interest method.  Amortization expense for the year ended September 30, 2005 was $694.

Under the guidance of SFAS No. 133 and EITF 00-19, the derivative is restated to its fair value on each reporting date.  To do so, the Company again values the convertible options using the Black-Scholes Opting Price Calculation.  Any changes to the fair value of the derivative are recognized on the income statement and recorded as other income or expense.  At September 30, 2005, the Company recognized an increase in the fair value of the derivative of $9,395.

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

During the year ended September 30, 2005, through a separate private placement, the Company sold 350,000 shares of common stock for $0.25 per share, or $87,500.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

The table below summarizes warrant activity:

Outstanding October 1, 2003	-

Exercised	-
Forfeited	-
Granted	892,500

Outstanding September 30, 2004	892,500

Exercised	(555,555)
Forfeited	(336,945)
Granted	500,000

Outstanding September 30, 2005	500,000

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

The above table does not include common stock shares which would be provided by conversion of convertible notes which are being accounts for as a liability derivative. See Note 6.

NOTE 10 – INCOME TAXES

At September 30, 2005 and 2004, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $1,037,000 and $860,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2005 and September 30, 2004.

	September 30, 2005	September 30, 2004
Net operating loss carryforwards	$3,050,000	$2,532,000
Deferred tax asset	$1,037,000	$860,000
Deferred tax asset valuation allowance	$(1,037,000)	$(860,000)

At September 30, 2005, the Company has a net operating loss carryforward of approximately $3,050,000, which will expire in the years September 30, 2006 through September 30, 2025.  Not included in the calculation of deferred tax assets is approximately $35,000 in stock options granted to officers that are not deductible for tax purposes.  The table below shows the operating net loss carryforward by year of expiration.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

Tax Year Ended	Net Operating Loss Carryforward Available Subject to Limitations (see below)

9/30/2005	$ 3,086,642
9/30/2006	$ 3,086,642
9/30/2007	$ 3,086,642
9/30/2008	$ 3,067,981
9/30/2009	$ 3,033,637
9/30/2010	$ 3,031,966
9/30/2011	$ 3,030,969
9/30/2012	$ 3,024,702
9/30/2013	$ 3,019,079
9/30/2014	$ 3,014,607
9/30/2015	$ 3,009,640
9/30/2016	$ 3,003,580
9/30/2017	$ 2,960,543
9/30/2018	$ 2,950,296
9/30/2019	$ 2,945,680
9/30/2020	$ 2,942,748
9/30/2021	$ 2,942,748
9/30/2022	$ 2,938,776
9/30/2023	$ 1,049,744
9/30/2024	$ 1,048,239
9/30/2025	$ 530,973

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of September 30, 2005, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2004 to September 30, 2005 was $177,000.

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

NOTE 12 – SUBSEQUENT EVENTS

Related Party Loans

On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $833, beginning on September 1, 2005.  The term of the loan is from December 1, 2005 to December 1, 2010. The conversions feature is expected to give rise to an embedded derivative which will be similar to the current derivatives accounted for as liabilities.  (See Note 6).  The loan is expected to be used to finance an exploration drilling program at the Snowstorm Project.

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

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE 13 – CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2005 have been restated to correct an error in the balance of deferred lease income and lease income.  The Company discovered that there was an error in the accounting for the lease income on its lease with Sterling Mining Company.  The Company is also restating for the change in the valuation of the convertible debenture.  The Company initially discounted the carrying value of the debenture by the amount of the beneficial conversion rights, but instead is recognizing the full carrying value of the debenture as well as the fair value of the embedded derivative as prescribed under SFAS No. 133.  The effects of the restatement were to increase liabilities (specifically deferred lease income, convertible debt and derivative from convertible debt) by $168,387, decrease discount on convertible debt by $19,357, decrease equity (specifically beneficial conversion rights) by $85,000, increase change in fair value of derivatives by $9,395, decrease amortization by $1,666, decrease lease income by $56,302 and increase net loss by $64,029 ($nil per share).  See Notes 2, 3 and 6.

The following is the summary of the effects of the above corrections:

	As Originally Filed	As Corrected	Change

Financial Position
Convertible notes payable	$125,000	$125,000	$-
Discount on convertible note payable	$82,639	$101,996	$19,357
Derivative from convertible debt	$-	$112,085	$112,085
Deferred lease income	$-	$56,302	$56,302
Beneficial conversion rights	$85,000	$-	$(85,000)
Net loss	$466,944	$530,973	$64,029
Accumulated deficit	$984,210	$1,048,239	$64,029

Results of Operations
Lease income	$87,268	$30,966	$(56,302)
Amortization of discount on note payable	$(2,360)	$(694)	$(1,666)
Change in fair value of derivative	$-	$(9,395)	$(9,395)

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

In February 2004, we adopted the 2004 Non-Qualified Stock Grant and Option Plan. However, no options were granted under this plan. However, in February 2005, we adopted the 2005 Stock Incentive Plan. Under this plan we have granted 412,500 options to the following individuals that are exercisable at $0.56 per share. One share of common stock is issuable upon the exercise of one option.  These options vest over a period ending February 7, 2006.  As of September 30, 2005, 245,000 of these options had vested.  The grantees and their relationships to the Company are:

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

Date:  May 30, 2006

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