Form 10QSB/A
period 2005-12-31
Timberline Resources Corp
filed 2006-05-31
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

Amendment No. 1

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

Timberline Resources Corporation

Form 10-QSB

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10QSB of Timberline Resources Corporation for the three month period ended December 31, 2005 (File Number 000-51549) is being filed for the following two reasons:

1.

It contains amended financial statements for the period ended December 31, 2005 that are consistent with the sum of changes to the amended financial statements that have been included in the Issuer’s Registration Statements on Form 10SB/A as filed between February 22 and May 11, 2006; and

2.

It contains changes and corrections in its text to be consistent with those changes and corrections to the text of said amendment to the aforementioned Registration Statement.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED

December 31, 2005

(Unaudited)

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS
	December 31.	September 30,
	2005	2005
	(Unaudited)
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$6,864	$174,270

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	425	457
TOTAL PROPERTY AND EQUIPMENT	425	457

OTHER ASSETS
Deferred acquisition costs	53,000	-
TOTAL OTHER ASSETS	53,000	-
TOTAL ASSETS	$60,289	$174,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,153	$38,897
Related party payables	1,225	16,454
Deferred lease income	47,857	56,302
TOTAL CURRENT LIABILITIES	57,235	111,653

LONG-TERM LIABILITIES
Convertible notes payable - related party, net	25,249	23,004
Derivative from convertible debt	248,970	112,085
TOTAL LONG-TERM LIABILITIES	274,219	135,089

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 7,366,125 and 7,266,125 shares issued
and outstanding	7,366	7,266
Additional paid-in capital	3,050,672	3,069,217
Accumulated deficit prior to exploration stage	(2,015,258)	(2,015,258)
Accumulated deficit during exploration stage	(1,313,945)	(1,048,239))
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(271,165)	(72,014)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$(60,289)	$174,717

See accompanying condensed notes to interim financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
			Period from
			January 15, 2004
			(Inception of
	Three Months Ended		Exploration Stage)
	December 31,	December 31,	to
	2005	2004	December 31, 2005
	(Unaudited)		(Unaudited)
	(Restated)	(Unaudited)	(Restated)
REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	203,458	45,033	957,099
Other general and administrative expenses	28,439	18,387	340,204
TOTAL EXPENSES	231,897	63,420	1,297,303

LOSS FROM OPERATIONS	(231,897)	(63,420)	(1,297,303)

OTHER INCOME (EXPENSE)
Lease income	8,446	5,630	39,412
Change in fair value of derivatives	(23,765)	-	(33,160)
Amortization of discount on note payable	(15,365)	-	(16,059)
Interest expense	(3,125)	-	(6,835)
TOTAL OTHER INCOME (EXPENSE)	(33,809)	5,630	(16,642)

LOSS BEFORE TAXES	(265,706)	(57,790)	(1,313,945)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(265,706)	$(57,790)	$(1,313,945)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	7,279,312	5,783,125

See accompanying condensed notes to interim financial statements.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			January 15, 2004
			(Inception of
	Three Months Ended		Exploration Stage)
	December 31,	December 31,	to
	2005	2004	December 31, 2005
	(Unaudited)		(Unaudited)
	(Restated)	(Unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(265,706)	$(57,790)	$(1,313,945)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	32	32	218
Amortization of discount on notes payable	15,365	-	16,509
Change in fair value of derivatives	23,765	-	33,160

Common stock issued for services	-	-	144,000
Common stock issued for mineral agreement and leases	-	-	51,900
Stock options granted for consulting	13,554	-	48,404
Non-cash lease income	-	(65,000)	(65,000)
Changes in assets and liabilities:
Accounts payable	(30,743)	(35,232)	8,154
Related party payable	(15,229)	(8,677)	1,225
Accrued interest, notes payable	-	(1,922)	-
Deferred lease income	(8,445)	81,639	47,857
Net cash used by operating activities	(267,406)	(86,950)	(1,027,968)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	-	-	(643)
Net cash used by investing activities	-	-	(643)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from related party notes payable	100,000	-	290,000
Proceeds from private placement	-	-	744,800
Net cash provided by financing activities	100,000	-	1,034,800

Net increase in cash and cash equivalents	(167,406)	(86,950)	6,189

Cash at beginning of period	174,270	111,155	675
Cash at end of period	$6,864	$24,205	$6,864

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$1,042	$-	2,830

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$-	$-	$144,000
Common stock issued for mineral agreement	$-	$-	$51,900
Note payable paid by lease transfer	$-	$-	$65,000
Stock options issued for consulting	$13,554	$-	$48,404
Common stock issued for due diligence	$53,000	$-	$53,000

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

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has an accumulated deficit prior to the exploration stage of $2,015,258 and a deficit accumulated during the exploration stage of $1,313,945.  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted net loss per share were the same at December 31, 2005 and 2004, as the Company had outstanding at December 31, 2005, 245,000 outstanding and exercisable options, 500,000 warrants, and 900,000 shares under convertible debt (totaling 1,645,000 shares) and at December 31, 2004 had 892,500 outstanding warrants that would be anti-dilutive and are not included in the calculations.

Provision for Taxes

At December 31, 2005 and September 30, 2005, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $1,115,000 and $1,037,000 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2005.

	December 31, 2005	September 30, 2005
Net operating loss carryforwards	$3,280,000	$3,050,000

Deferred tax asset	$1,115,000	$1,037,000
Deferred tax asset valuation allowance	$(1,115,000)	$(1,037,000)

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

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of December 31, 2005, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2005 to December 31, 2005 was $ 78,000

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities ; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management is currently analyzing the effect of this statement on the Company’s financial condition and results of operations.

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

The Company received two loans totaling $225,000 from an officer of the company on August 24, 2005 and on December 1, 2005.  See Note 7 for further disclosure of both loans.

NOTE 7 – CONVERTIBLE DEBT

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $125,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,041.67, beginning on September 1, 2005.  The term of the loan is from September 1, 2005 to September 1, 2008.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan has been used to finance an exploration drilling program at the Snowstorm Project. As of the note’s origination and as of December 31, 2005, the note principal could be converted into 500,000 shares of common stock.

TIMBERLINE RESOURCES CORPORATION

(FORMERLY SILVER CRYSTAL MINES, INC.)

(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2005

On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,042, beginning on January 1, 2006.  The term of the loan is from December 1, 2006 to December 1, 2010.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan has been used to finance an exploration drilling program at the Snowstorm Project. As of the note’s origination and as of December 31, 2005, the note principal could be converted into 400,000 shares of common stock.  See Note 10.

The Company determined that the aforementioned convertible debt includes an embedded derivative which will be treated as a stock purchase options and liability because of the underlying terms of the contract.

Following EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and SFAS No. 133, the Company has recognized an embedded derivative in the convertible debentures.  For accounting and fair value purposes, the derivatives will be accounted for as stock options, following SFAS No. 123(R) for valuation purposes.  The fair value of each derivative was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3% and 75.72%; expected life of 3 years.  The initial fair value of the derivative embedded in the $125,000 debt was $102,690 and the initial fair value of the $100,000 debt was $113,120, which are being recognized in the liabilities section of the balance sheet as derivatives from convertible debt.  The excess of the fair value of the derivative related to the $100,000 loan (a total of $13,120) was immediately expensed in the current period.  The convertible debt is discounted for the derivative and the discount is being amortized over the life of the loan using the effective interest method (for the September loan) and a modified effective interest method (for the December loan).  This modified method is materially the same as the effect interest method.  Amortization expense for the three months ended December 31, 2005 was $15,365.

Under the guidance of SFAS No. 133 and EITF 00-19, all derivatives are restated to their fair value on each reporting date.  To do so, the Company again values the convertible options using the Black-Scholes Option Price Calculation.  Any change to the fair value of the derivatives is recognized on the income statement and recorded as other income or expense.  At December 31, 2005, the Company recognized an increase in the fair value of the derivatives of $23,765.

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

The acquisition was completed on March 1, 2006.

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

NOTE 10 – CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2005 have been restated to correct an error in the balance of deferred debt issuance cost and derivatives from convertible debt.  The Company initially discounted the carrying value of the debentures by the amount of the beneficial conversion rights, but instead is discounting the carrying value of the debentures by the fair value of the derivative as well recognizing separately the fair value of the embedded derivatives as prescribed under SFAS No. 133.  The Company also restated the September 30, 2005 financial statements for the same reason.  The effects of the restatement were to increase convertible debt and derivative from convertible debt by $209,911, increase the discount on convertible debt by $50,307, decrease equity (specifically beneficial conversion rights) by $161,000, increase change in fair value of derivatives by $23,765, increase amortization of discount on convertible debt by $6,170, increase accumulated deficit by $7,727 (due to the prior year restatement) and increase net loss by $29,936 ($0.01 per share).  See Notes 3 and 7.

The following is the summary of the effects of the above corrections:

	As Originally Filed	As Corrected	Change
Financial Position
Convertible notes payable	$225,000	$225,000	$-
Discount on convertible note payable	$149,444	$(199,751)	$50,307
Derivative from convertible debt	$-	$248,970	$248,970
Beneficial conversion rights	$161,000	$-	$(161,000)
Net loss	$235,770	$265,706	$29,936
Accumulated deficit*	$1,276,282	$1,313,945	$37,663

Results of Operations
Amortization of discount on note payable**	$(9,195)	$(15,365)	$(6,170)
Change in fair value of derivative	$-	$23,765	$23,765
Loss per share	$(0.03)	$(0.04)	$(0.01)

* Included in this change is $7,727 that was a correction of an error at September 30, 2005
** Originally included as part of interest expense, this is now being recognized as a separate line item

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

On December 19, 2005, we entered into a letter of intent wherein we agreed to acquire Kettle Drilling, Inc.  This arrangement calls for us make a cash payment of $2,800,000 to the principals of Kettle Drilling, Inc., on or about March 1, 2006, along with the issuance to them of convertible preferred stock.   Subsequent to the period covered by this Form on 10QSB, we completed the acquisition as variously reported on Forms 8K.

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

We incurred operating expenses in the amount of $515,344 for the fiscal year ended September 30, 2004, and $ 547,701 for the year ended September 30, 2005.

Our net loss increased from $1,505 in fiscal 2003 to $517,266 in fiscal 2004 primarily due to a general increase in company activity since the takeover of the new management team and commencement of our exploration stage both in January 2004.

Our net loss increased from $517,266 during the year ended September 30, 2004 to $ 530,933 during the year ended September 30, 2005 primarily due to increased mineral exploration expenses, but was offset by lease income from one of our properties.  Mining and exploration expenses increased from $364,320 to $389,321 and our general and administrative expenses increased from $151,024 to $ 158,380 ..  These increases are due mainly to general increases in individual costs and increased exploration activity.

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

We incurred operating expenses in the amount of $63,420 for the three months ended December 31, 2004, and $231,89 7 for the three months ended December 31, 2005.

Our net loss increased from $57,790 for three months ended December 31, 2004 to $ 265,706 for the three months ended December 31, 2005 primarily due to a general increase in mineral exploration activity and general expenses including legal and accounting expenses, but was offset by lease income from one of our properties.  Mining and exploration expenses increased from $45,033 to $203,458 and our general and administrative expenses increased from $18,387 to $28,43 9 ..  These increases are due mainly to general increases in individual costs and increased exploration activity.

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

Date:  May 30 , 2006

1

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

2