Form 10QSB
period 2006-03-31
Timberline Resources Corp
filed 2006-06-02
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2006

or

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 22, 2006 the number of the Company's shares of par value $0.001 common stock outstanding was 13,553,216.

Transitional Small Business Disclosure format (check one):  Yes [  ] No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Timberline Resources Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2006	2005
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$226,624	$174,270
Accounts receivable, net	678,479	-
Employee receivable	2,390	-
Inventory	1,094,213	-
TOTAL CURRENT ASSETS	2,001,706	174,270
PROPERTY AND EQUIPMENT
Equipment, net of depreciation	3,749,719	457
OTHER ASSETS
Investment in subsidiary	-	-
Deposits	39,344	-
Goodwill	3,348,428	-
TOTAL OTHER ASSETS	3,387,772	-
TOTAL ASSETS	$9,139,197	$174,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$591,124	$38,896
Accrued expenses	180,418	-
Related party payables	12,255	16,454
Note payable - related party	845,500	-
Line of credit	64,453	-
Current portion of long-term debt	257,125	-
Deferred lease income	39,412	56,302
TOTAL CURRENT LIABILITIES	1,990,287	111,652
LONG-TERM LIABILITIES
Notes payable - related party	225,000	23,004
Notes payable and capital leases, net of current portion	769,134	112,085
TOTAL LONG-TERM LIABILITIES	994,134	135,089
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
5,000,000 and none issued and outstanding, respectively	50,000	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,255,305 and 7,266,125 shares issued
and outstanding, respectively	12,255	7,266
Additional paid-in capital	9,526,967	2,984,217
Accumulated deficit	(3,434,446)	(3,063,497)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,154,776	(72,014)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$9,139,197	$174,727

See accompanying condensed notes to consolidated interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$653,578	$-	$653,578	$-
COST OF REVENUES	344,945	-	344,945	-
GROSS PROFIT	308,633	-	308,633	-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	63,630	55,337	267,088	100,371
Other general and administrative expenses	396,909	81,387	425,348	99,773
TOTAL EXPENSES	460,539	136,724	692,436	200,144

LOSS FROM OPERATIONS	(151,906)	(136,724)	(383,803)	(200,144)

OTHER INCOME (EXPENSE)
Lease income	8,445	8,445	16,891	14,075
Change in fair value of derivatives	49,218	-	25,453	-
Amortization of discount on note payable	-	-	(15,365)	-
Interest expense	(11,000)	-	(14,125)	-
TOTAL OTHER INCOME (EXPENSE)	46,663	8,445	12,854	14,075

LOSS BEFORE TAXES	(105,243)	(128,279)	(370,949)	(186,069)

INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(105,243)	$(128,279)	$(370,949)	$(186,069)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,473,700	6,287,265	8,886,579	6,035,195

See accompanying condensed notes to consolidated interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(370,949)	$(186,067)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	28,072	64
Amortization of deferred debt issuance costs	-	-
Change in fair value of derivatives	(10,090)	-
Common stock issued for services	32,329	-
Common stock issued for mineral agreement and leases	-	-
Stock options granted for consulting	-	-
Non-cash lease income	-	(65,000)
Changes in assets and liabilities:
Accounts receivable	363,696	(35,233)
Accounts payable	111,164	(35,233)
Accrued expenses	31,473	(35,233)
Related party payable	(4,199)	(8,677)
Accrued interest, notes payable	3,500	(1,922)
Deferred lease income	(16,890)	73,193
Net cash provided (used) by operating activities	168,106	(294,108)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	(3,937)	-
Cash paid for acquisition of subsidiary	(2,400,000)	-
Net cash used by investing activities	(2,403,937)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank overdraft payable	(290,843)	-
Proceeds from related party notes payable	100,000	-
Payment of notes payable	(31,822)	-
Advance from shareholders	131,000	-
Payment of advance from shareholders	(132,000)	-
Proceeds from private placement	2,511,850	221,892
Net cash provided by financing activities	2,228,185	221,892

Net increase in cash and cash equivalents	52,354	(72,216)

Cash at beginning of period	174,270	111,155

Cash at end of period	$226,624	$38,939

See accompanying condensed notes to consolidated interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$1,042	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Note payable paid by lease transfer	$-	$65,000
Note payable issued for equipment purchase	$29,400	$-
Stock options issued for consulting	$32,329	$-
Common stock issued for acquisition costs	$53,000	$-
Preferred stock issued for acquisition costs	$2,000,000	$-
Beneficial conversion on preferred stock	$1,950,000	$-
Note payable issued for acquistion	$400,000	$-

See accompanying condensed notes to consolidated interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

During the first quarter of 2006, the Company completed the acquisition of Kettle Drilling Inc. (Kettle) and its subsidiary, World Wide Exploration S.E. de C.V (World Wide), by paying the owners of Kettle the following: $2.4 million in cash; entering into a loan agreement for $400,000; issuing 100,000 shares of common stock at $0.53 per share for a value of $53,000; and issuing five million shares of preferred stock, at a deemed price of $0.40 per share or $2,000,000 which contained beneficial conversion features with a value of $1,950,000.  Timberline will also issue 64,000 shares of common stock valued at $30,560 for incentives tied to the completion of the acquisition.  The total purchase price was $6.85 million.  Kettle Drilling is an operating company and thereby results in Timberline Resources Corporation being considered an operating company.  Timberline plans to continue with the exploration of its mineral properties as a continuing business.  See Notes 3, 12, and 15.

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

Going Concern

As shown in the accompanying financial statements, the Company has limited revenues, has an accumulated deficit $3,434,446.  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties and to exploit its newly acquired drilling activities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  Wholly owned subsidiaries of the Company are listed in Note 2.

Provision for Taxes

At March 31, 2006 and September 30, 2005, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $1,167,000 and $1,020,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2005.

	March 31 2006	September 30, 2005
Net operating loss carryforwards	$3,434,000	$3,000,000
Deferred tax asset	$1,167,000	$1,020,000
Deferred tax asset valuation allowance	$(1,167,000)	$(1,020,000)

TIMBERLINE RESOURCES CORPORATION AND SUBISIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

At March 31, 2006, the Company has a net operating loss carryforward of approximately $3,434,000, which will expire in the years September 30, 2006 through September 30, 2025.  Not included in the calculation of deferred tax assets is approximately $48,000 in stock options granted to officers that are not deductible for tax purposes.  The table below shows the operating net loss carryforward by year of expiration.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of March 31, 2006, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2005 to March 31, 2006 was $147,000.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Revenue Recognition

Generally, the Company recognizes drilling service revenues as the drilling services are provided to the customer. In some cases, the customer is responsible for mobilization and “stand by” costs when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Usually, the specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling.

Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments.  The Company will recognize revenue from the sale of properties at the time title is transferred.

Accounts Receivable

The Company’s accounts receivable are not subject to discounts and are generally due within 15 to 20 days of invoicing.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and for those accounts that are past due beyond a certain date.  If actual collections experience changes, revisions to the allowance may be required.  If all attempts to collect a receivable fail, the receivable is written off against the allowance.

Inventories

The Company values inventories at the lower of average cost or market.  Allowances are recorded for inventory considered to be in excess or obsolete.  Inventories consist primarily of parts and supplies.  At March 31, 2006, the Company did not take physical counts of its supplies and parts inventories. The Company has estimated the value of its supplies and parts inventories based upon management’s physical inventory records and available inventory cost information. In addition, management has reviewed the unit cost of its supplies and parts inventories to ensure that the costs are stated at the lower of cost or market value.  At March 31, 2006, the Company had materials and supplies inventories of $1,094,213.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Interim Financial Statements

The interim financial statements for the periods ended March 31, 2006 and 2005 included herein have not been audited, at the request of the Company.  They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period.  All such adjustments are normal recurring adjustments.  The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 4 – MINERAL PROPERTY INTERESTS

Lincoln and Sanders County (with Sterling Mining Company)

On November 26, 2004, the Company signed a mineral property lease with Sterling Mining Company (as lessee) on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana.  Upon execution of the lease, the Company was paid cash of $19,600 and Sterling Mining Corporation forgave loans totaling $65,000 and related interest of $2,669.  In return, Sterling received the right to explore and mine the aforementioned claims through May 31, 2007.  In addition, Sterling can renew the lease on an annual basis after 2007 by making annual lease payments of $5,000 per claim group and paying a one percent (1%) net smelter return royalty on any production from the claims that are subject to the agreement.  The Company is recognizing the $87,269 of lease income over the period of the initial lease which expires on June 1, 2007.  The Company has recognized for the six months ended March 31,2 006, $16,891 in lease income and the remaining balance is included in the financial statements as “deferred lease income”.

Western Goldfields Inc.

The Company terminated its interest in the Western Goldfields lease agreement, which covered a group of unpatented lode mining claims adjacent to the Company’s Snowstorm mineral rights holdings.   The lease could potentially be renegotiated and reinstated in the future.  The termination cancels the payment of 75,000 shares of the Company’s common stock to Western Goldfields, which was scheduled to occur on April 1, 2006.  Additional issuances of shares under the agreement due after April 1, 2006 were also cancelled in connection with the termination.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	March 31,
	2006	2005
Equipment and vehicles	$4,368,852	$585
Leasehold improvements	107,297	-
Total property and equipment	4,476,149	585
Less accumulated depreciation	(72,643)	(64)
Property and equipment, net	$3,749,719	$521

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Depreciation expense for the six months ending March 31, 2006 and 2005 was $28,072 and $64, respectively.  Maintenance and repairs are expensed as incurred.

NOTE 6 – BANK LINE OF CREDIT

The Company has a bank line of credit available at March 31, 2006 of $65,000 at prime plus 2.75%. This line of credit is personally guaranteed by the majority shareholder. At March 31, 2006, the prime interest rate was 7.50%. At March 31, 2006, the outstanding balance on the line of credit was $64,452.

NOTE 7 – OBLIGATIONS UNDER LEASE

The lease obligations as of March 31, 2006 were $571,310.  Future minimum lease payments at March 31, 2006, for the related obligations under capital leases were:

Year Ending December 31,

2006	$ 260,602
2007	236,255
2008	96,514
2009	37,368
2010	6,227
Total minimum lease payments	636,966
Less amount representing interest	(65,656)
Present value of minimum lease payments	571,310
Less obligations due within one year	(224,254)
Obligations under capital leases, due after one year	$ 347,056

The above leases are included in long-term debt as notes payable to various lendors.

NOTE 8 – LONG-TERM DEBT

Long-term debt at March 31, 2006 consisted of the following:

Note payable to Borrego Springs Bank, National Association-Small
Business Administrations (“SBA”) Loan Center; payable in monthly installments of $1,992 at a rate of prime plus 2.75%. The note is collateralized by certain equipment and a deed of trust for real property owned by Douglas D. and Brenda L. Kettle, located in Kootenai County,
Idaho and is also personally guaranteed by Douglas D. and Brenda L. Kettle.	$ 121,904

Note payable to Mountain West Bank-SBA Department; payable in monthly payments of $5,373 at a rate of prime plus 2.25%. The note is
personally guaranteed by Douglas D. Kettle and Brenda L. Kettle	86,555

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $9,023 per month, at rates ranging from 0.9% to 9.5%, with a weighted average interest rate of approximately 7%. The notes are
collateralized by the vehicles and equipment that they represent.	795,800

Note payable to Brenda Kettle, a related party (See Note 9) payable in
monthly installments of $1,500. The note does not bear interest.	22,000
1,026,259
Less current portion	(257,125)
$ 769,134

As of March 31, 2006, debt outstanding will mature as follows:

2006	$ 197,125
2007	117,627
2008	81,003
2009	69,475
2010	35,006
Thereafter	526,023
$ 1,026,259

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has entered into seven related party contracts with consultants for professional services, to be paid at customary hourly or daily rates, plus expenses.  At March 31, 2006 $12,255 was accrued to be paid to some of these related parties and is included on the financial statements under “accounts payable – related parties”.

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

During 2004, the Company’s subsidiary Kettle Drilling redeemed 98 shares of common stock for $54,000 from Brenda Kettle.  Brenda is the wife of Doug Kettle, former resident of Kettle.  The redemption was recorded as a related party payable (See Note 8), with payment terms of $1,500 per month.  The note is not interest-bearing.

In 2004, the Kettle Drilling paid for shop improvements totaling $17,723 on real property owned by Doug Kettle, former president Kettle Drilling.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

The Company periodically rents equipment from Hard Rock Drilling, Inc., a company owned by Doug Kettle.  During the three months ended March 31, 2006, there were no leases under this relationship.

In 2006, Kettle Drilling entered into loan agreements with its former officers, David Deeds and Doug Kettle.  These loans totaled $75,000 and $367,000, respectively. These loans bear interest of 10% and are due sixty days after origination and converted to being due on demand.

As part of the acquisition of Kettle Drilling, Timberline issued to Doug Kettle and David Deeds notes in the amounts of $300,000 and $100,000, respectively.  These notes are due September 1, 2006.  Interest of $3,500 was accrued at March 31, 2006 on these notes.

NOTE 10 – CONVERTIBLE DEBT

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for the LLC to loan the Company $125,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,042, beginning on September 1, 2005.  The term of the loan is from September 1, 2005 to September 1, 2008.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan has been used to finance an exploration drilling program at the Snowstorm Project. As of the note’s origination and as of December 31, 2005, the note principal could be converted into 500,000 shares of common stock.

On December 1, 2005, the Company entered into a second loan agreement with Swallow Family, LLC, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $833, beginning on January 1, 2006.  The term of the loan is from December 1, 2006 to December 1, 2010.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The loan has been used to finance an exploration drilling program at the Snowstorm Project.  As of the note’s origination and as of December 31, 2005, the note principal could be converted into 400,000 shares of common stock.

The Company determined that the aforementioned convertible debt includes embedded derivatives which will be treated as stock purchase options and liabilities because of the underlying terms of the contracts.

Following EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and SFAS No. 133, the Company has recognized an embedded derivative in the convertible debentures.  For accounting and fair value purposes, the derivatives will be accounted for as stock options, following SFAS No. 123(R) for valuation purposes.  The fair value of each derivative was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3% and 75.72%; expected life of 3 years.  The initial fair value of the derivative embedded in the $125,000 debt was $102,690 and the initial fair value of the $100,000 debt was $113,120, which are being recognized in the liabilities section of the balance sheet as derivatives from convertible debt.  The excess of the fair value of the derivative related to the $100,000 loan (a total of $13, 120) was immediately expensed in the current period.  The convertible debt is discounted for the derivative and the discount is being amortized over the life of the loan using the effective interest method (for the September loan) and a modified effective interest method (for the December loan).  This modified method is materially the same as the effective interest method.  Amortization expense for the three months ended December 31, 2005 was $15,365.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

During the quarter ended March 31, 2006, the Company and Mr. Swallow agreed to remove the conversion feature of the debt.  The result of this was to also eliminate the embedded derivative.  The result on the financial statements at March 31, 2006 was to increase the notes payable to their full value (by removing the discount) and to reduce the derivative value to zero.  The net change is recognized on the income statement as a change in fair value of derivatives.

NOTE 11 – COMMON STOCK AND WARRANTS

During the quarter ended March 31, 2006, the Company initiated a private placement of the Company’s common stock.  Under the private placement agreement, the Company can sell up to 8,000,000 shares of stock for a total of $4,400,000.  The stock was being sold in units, with each “unit” offered containing one share of common stock and one warrant to purchase ½ of a share of the Company’s common stock (two warrants would be needed to purchase one share of common stock).  The units were sold for $0.55 per unit.  The Company sold 4,325,180 units for a total of $2,311,850, net of commissions of $135,000.

Following the Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, the Company made following assumptions in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; no dividend, and an expected life of 2 years.  The value attributed to the warrants was $406,998.

In connection with the acquisition of Kettle, the Company issued 100,000 shares of common stock in December 2005 to the officers of Kettle Drilling for an exclusive 75-day due diligence period.  The shares were issued at $0.53 per share, or $53,000, and are included in the acquisition price of Kettle.

In connection with the acquisition of Kettle, the Company issued 64,000 shares of stock to employees of Kettle and as a finders fee to one individual.  The shares were issued at $0.79 per share, or $50,560, and are included in the acquisition price of Kettle.

On March 5, 2006, the Company issued 500,000 shares of common stock for the exercise of warrants at a price of $0.40 per share.  The original securities were sold to a single investor in a non-brokered private placement. The Company realized net proceeds of $200,000 from this transaction.

NOTE 12 – PREFERRED STOCK AND BENEFICIAL CONVERSION

In connection with the acquisition of Kettle Drilling, the Company issued 5,000,000 shares of convertible preferred stock for $0.40 per share, or $2,000,000. The shares are convertible into common stock at a rate of at least $0.40 per share and are included in the acquisition price of Kettle.

The Company analyzed the transaction under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and determined that it did not give rise to a derivative, specifically because there is no cash repayment option.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

However, following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined that there was a beneficial conversion feature due to the fair market value on the date of issuance versus the deemed price of the shares within the acquisition agreement.  The Company calculated the value of the beneficial conversion feature of the note and recorded the value as part of the acquisition price which was then allocated to goodwill upon consolidation.  The beneficial conversion was valued and recorded at $1,950,000, which is difference between the $0.40 stated price per share in the agreement and the market value of the underlying common stock totaling $0.79 per share.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Real Estate Lease Commitments

The Company has real estate lease commitments related to offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Winnemucca, Nevada.

Annual lease obligations until the termination of the leases are as follows:

2006

$ 29,200

2007

$ 15,400

NOTE 14 – SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the three months ended March 31, 2006. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.  The Company has two operating segments at March 31, 2006: drilling revenues from Kettle Drilling and its subsidiary and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the quarter ended March 31, 2006 are as follows:

March 31,
2006
Revenues:
Timberline	$-
Kettle Drilling	653,578
Total Revenues
$653,578

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Net Income (loss):
Timberline		$(359,830)
Kettle Drilling		(11,119)
Net Income (loss)		(370,949)
	$

Identifiable assets:
Timberline		$25,375
Kettle Drilling		9,113,822
Total Identifiable Assets		$9,139,197

Depreciation and amortization:
Timberline		$72
Kettle Drilling		28,000
Total Depreciation and Amortization		$28,072

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Timberline is not an operating entity at this point insofar as they are not generating revenues from the sales of their properties, but they are actively exploring several properties for their mining potential.  Kettle’s revenues are derived from drilling contracts in North America.

NOTE 15 – ACQUISITION OF KETTLE DRILLING

On December 19, 2005, the Company signed a letter of intent (“LOI”) to acquire Kettle Drilling, Inc. (“Kettle”), a privately held corporation.  Under the terms of the LOI, the Company issued to Kettle 100,000 non-refundable shares of its common in exchange for a 75-day option within which to acquire an initial 60% stake in Kettle for $2.8 million.  At closing, the Company received an additional option to acquire the remaining 40% of Kettle for $2 million over 2 years.  Key management personnel at Kettle have agreed to stay on with the Company for a minimum of three years after the initial transaction closes.

On March 1, 2006, the Company acquired 100% of Kettle for $2.4 million in cash; entering into a loan agreement for $400,000; issuing 100,000 shares of common stock at an average of $0.53 per share for a value of $53,000; and issuing five million shares of preferred stock, at a deemed price of $0.40 per share or $2,000,000 and beneficial conversion feature valued at $1,950,000.  Timberline will also issue 64,000 shares of common stock valued at $30,560 for incentives tied to the completion of the acquisition, for a total purchase price of $6.8 million.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

The Company acquired the following assets and liabilities from its acquisition of Kettle Drilling:

Accounts Receivable	$1,044,565
Inventory	353,034
Property and Equipment	1,366,569
Other Assets	39,344
Total Assets	$2,803,512

Accounts Payable	$(731,907)
Accrued Expenses	(148,946)
Notes Payable and Obligations Under Lease	(1,536,134)
Total Liabilties	$(2,416,987)

Net Assets Acquired	$386,526

Allocation of the purchase price and net assets acquired based on appraisals was as follows:

Inventory	$741,179
Equipment	2,377,427
Goodwill	3,348,428
Net assets acquired	386,526
Total consideration paid for acquisition	$6,853,560

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

Our plan of operations for the next twelve months is to complete initial exploration programs on our mineral properties and to acquire and initiate exploration on three to four additional mineral exploration properties. We anticipate that the exploration programs of our existing properties will cost at least $100,000, and that the cost of the acquisition and exploration of new properties (including professional and geological fees) to be approximately $600,000.  In addition, we anticipate spending an additional $1,100,000 in other fees and expenses over the next year including for our salaries and those of our wholly owned subsidiary, Kettle.

On March 6, 2006, we acquired Kettle Drilling, Inc. (“Kettle”) as a wholly owned subsidiary. Kettle, formerly a closely-held company, provides drilling services to the mining and mineral exploration industries across North America and worldwide.  Kettle recorded over $5 million in revenues for 2005 and has been profitable every year since its inception in 1996. Included in the acquisition, are all of Kettle’s assets and liabilities, such as existing contracts and account’s receivable and payable. The purchase price was $6,853,560 (comprised of a cash payment of $2,400,000 and two promissory notes in the total principal amount of $400,000 issued by the two Kettle principals, 164,000 shares of common stock, and 5,000,000 shares of convertible preferred stock (the “Acquisition”).. The table below represents our estimate of anticipated expenditures over the next 12 months including those of our subsidiary, Kettle.

Anticipated Expenditure Over the Next 12 Months	Amount
Anticipated Acquisition and Exploration Costs (including professional and geological fees)	600,000
Initiate Exploration Activity (Downeyville Property)	50,000
Initiate Exploration Activity (Spencer Property)	50,000
Salaries and Wages (including those of Kettle Drilling Inc., our wholly owned subsidiary)	1,000,000
Travel Expenses	25,000
Other Administrative Expenses (including interest on loans)	75,000
Total	$1,800,000

During the quarter ending March 31, 2006, we raised $2,306,965 from the sale of 4,385,180 units of our securities in a “best efforts” private placement to accredited investors only. Each unit is comprised of one share of common stock and one-half of a warrant; two warrants permit the purchase of an additional share of common stock at $1.00 per share. Also, during this period, our CEO, John Swallow, privately acquired an additional 500,000 shares of our common stock through the exercise of warrants at $.40 per share for a total of $200,000. Virtually all of the proceeds from these transactions were used for the purchase of Kettle on March 6, 2006.

Subsequent to the quarter ending March 31, 2006, as of May 19, 2006, we closed the remainder of the aforementioned best efforts private placement offering with the sale of an additional 1,737,911 units for total additional proceeds of $1,060,735.

We believe that we have sufficient capital along with anticipated revenues from our drilling subsidiary to fund our anticipated expenditures over the next 12 months. However, if we do not, may also seek to obtain short-term loans from our directors or principal shareholders and/or raise additional capital from the sale of our securities (including the exercise of our outstanding warrants). At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our securities (through the exercise of warrants or otherwise) or through loans from our directors or principal shareholders to meet our obligations over the next twelve months. Regarding our exploration activities, if we are unable to raise sufficient additional funding through equity financing and/or loans, we will next attempt to obtain joint venture partners on a project by project basis to help lessen the expenses involved on each project (which would correspondingly reduce our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance.)  If we are unsuccessful with that approach, we will attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain the properties.  These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in overcoming the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

Results of Operations for Years Ending September 30, 2004 and 2005

We did not earn any revenues during the years ending September 30, 2004 and 2005. We do not anticipate earning revenues from exploration activities until such time, if at all, that we have successful exploration results. Since our acquisition of Kettle on March 6, 2006, we have derived de minimus income from its drilling activities as our wholly owned subsidiary. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

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

Results of Operations for Three Month and Six Month Periods Ending March 31, 2005 and March 31, 2006.

We have begun to have revenues due to and since our March 6, 2006 acquisition of Kettle. Prior to that we did not have revenues and only had losses. We are presently in the exploration stage of our mining exploration business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $136,724 for the three months ended March 31, 2005, and $460,539 for the three months ended March 31, 2006. We incurred operating expenses in the amount of $200,144 for the six months ended March 31, 2005, and $692,287 for the six months ended March 31, 2006

Our net loss decreased from $128,279 for three months ended March 31, 2005 to $105,243 for the three months ended March 31, 2006 primarily due to income from the operations of our subsidiary which was offset by a general increase in general expenses including legal and accounting expenses and expenses related to the acquisition of Kettle. . Our general and administrative expenses increased from $81,387 to $396,909. These increases are due mainly to acquisition and operation of Kettle on March 6, 2006.

Our net loss increased from $186,069 for six months ended March 31, 2005 to $370,949 for the three months ended March 31, 2006 primarily due to income from the operations of our subsidiary which was offset by a general increase in general expenses including legal and accounting expenses and expenses related to the acquisition of Kettle.  Mining and exploration expenses increased from $100,371 to $267,088 and our general and administrative expenses increased from $99,773 to $425,348.  These increases are due mainly to general increases in individual costs and increased exploration activity.

At March 31, 2006, we had current assets of $2,001,706 consisting of cash in the amount of $226,624, inventory of $1,090,213 and account receivables of $680,869.  We had other assets totaling $7,137,491 consisting of property and equipment of $3,749,320, deposits of $39,344 and goodwill of $3,348,827.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to the unregistered sales reported on Form 8K filed on March 10, 2006, during the quarter ending March 31, 2006, we raised an additional $410,915 through the sale of 747,119 units of our securities at $.55 per unit to eight accredited investors.  Each unit is comprised of one share of common stock and one-half of a warrant permitting the purchase of an additional share of common stock at $1.00 per share.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Furthermore, each recipient who purchased their securities was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

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

Date:  May 31, 2006

INDEX TO ATTACHED EXHIBITS

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