Form 10QSB
period 2006-06-30
Timberline Resources Corp
filed 2006-08-22
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

TIMBERLINE RESOURCES CORPORATION

(Exact Name of Small Business Registrant as Specified in its Charter)

IDAHO	000-51549	82-0291227
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1100 East Lakeshore Drive, Suite 301, Coeur d’Alene, ID	83814
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (208) 664-4859

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 26, 2006 the number of the Company's shares of par value $0.001 common stock outstanding was 14,316,901.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Timberline Resources Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,
	2006	September 30,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash	$887,499	$174,270
Accounts receivable, net	989,120	-
Employee receivable	8,731	-
Inventory	1,036,730	-
Prepaid expense	80,227	-
TOTAL CURRENT ASSETS	3,002,307	174,270

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	3,881,155	457

OTHER ASSETS
Deposits	48,026	-
Goodwill	3,416,059	-
TOTAL OTHER ASSETS	3,464,085	-
TOTAL ASSETS	$10,347,547	$174,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft payable	$13,047	$-
Accounts payable	805,898	38,896
Accrued expenses	321,127	-
Related party payables	2,380	16,454
Note payable and accrued interest - related party	772,026	-
Current portion of long-term debt	646,316	-
Deferred lease income	30,967	56,302
TOTAL CURRENT LIABILITIES	2,591,761	111,652

LONG-TERM LIABILITIES	-
Notes payable - related party	526,344	23,004
Notes payable and capital leases, net of current portion	967,639	112,085
TOTAL LONG-TERM LIABILITIES	1,493,983	135,089

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, 5,000,000 and none issued and outstanding,
respectively	50,000	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 14,217,901 and 7,266,125 shares issued
and outstanding, respectively	14,217	7,266
Additional paid-in capital	10,412,350	2,984,217
Accumulated deficit	(4,214,674)	(3,063,497)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,261,803	(72,014)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,347,547	$174,727

See the accompanying condensed notes to consolidated  interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$2,541,755	$-	$3,195,333	$-
COST OF REVENUES	1,063,636	-	1,873,401	-
GROSS PROFIT	1,478,119	-	1,321,932	-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	34,704	125,962	301,792	225,586
Other general and administrative expenses	1,681,013	73,149	2,200,985	172,857
TOTAL EXPENSES	1,715,717	199,111	2,452,789	398,443

LOSS FROM OPERATIONS	(187,610)	(199,111)	(1,180,845)	(398,443)

OTHER INCOME (EXPENSE)
Lease income	8,445	-	25,336	87,269
Change in fair value of derivatives	-	-	25,453	-
Amortization of discount on note payable	-	-	(15,365)	-
Property exploration and development participation fees	49,988	-	49,988	-
Interest expense	(23,422)	-	(55,745)	(747)
TOTAL OTHER INCOME (EXPENSE)	35,011	-	29,667	86,522

LOSS BEFORE TAXES	(202,587)	(199,111)	(1,151,178)	(311,921)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(202,587)	$(199,111)	$(1,151,178)	$(311,921)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.13)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,488,973	6,287,265	8,599,647	6,151,833

See the accompanying condensed notes to consolidated  interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,151,178)	$(186,067)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	208,499	64
(Gain) loss on sale of asset	17,820	-
Amortization of deferred debt issuance costs	15,365	-
Change in fair value of derivatives	(25,455)	-
Common stock issued for services	39,499	-
Common stock issued for mineral agreement and leases	4,000	-
Stock options granted for consulting	118,996	-
Non-cash lease income	(25,335)	(65,000)
Changes in assets and liabilities:
Accounts receivable	48,809	(35,233)
Inventory	499,480	-
Prepaid expenses and deposits	(88,908)	-
Employee advances	(2,095)	-
Accounts payable	325,938	(35,233)
Accrued expenses	172,181	(35,233)
Related party payable	(14,073)	(8,677)
Accrued interest, notes payable	30,526	(1,922)
Deferred lease income	-	73,193
Net cash provided (used) by operating activities	174,069	(294,108)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of equipment	(903,639)	-
Proceeds from sale of assets	30,990	-
Cash paid for acquisition of subsidiary	(2,400,000)	-
Net cash used by investing activities	(3,272,649)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank overdraft payable	(277,796)	-
Net payments on line of credit	(63,937)	-
Proceeds from related party notes payable	679,500	-
Payments of related party notes payable	(379,654)	-
Proceeds from notes payable and capital lease obligations	895,176	-
Payment of notes payable	(310,418)	-
Proceeds from private placement	3,268,938	221,892
Net cash provided by financing activities	3,811,809	221,892
Net increase in cash and cash equivalents	713,229	(72,216)

Cash at beginning of period	174,270	111,155

Cash at end of period	$887,499	$38,939

See the accompanying condensed notes to consolidated interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$84,024	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral agreement	$-	$15,400
Note payable paid by lease transfer	$-	$65,000
Note payable issued for equipment purchase	$708,271	$-
Stock options issued for consulting and lease payment	$162,445	$14,600
Common stock issued for acquisition costs	$53,000	$-
Preferred stock issued for acquisition costs	$2,000,000	$-
Beneficial conversion on preferred stock	$1,950,000	$-
Note payable issued for acquisition	$400,000	$-

See the accompanying condensed notes to consolidated interim financial statements.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

During the first quarter of 2006, the Company completed the acquisition of Kettle Drilling Inc. (“Kettle”) and its subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”) by paying the owners of Kettle the following: $2.4 million in cash; entering into a loan agreement for $400,000; issuing 100,000 shares of common stock at $0.53 per share for a value of $53,000 and issuing five million shares of preferred stock, at a deemed price of $0.40 per share or $2,000,000 which contained beneficial conversion features with a value of $1,950,000.  Timberline also agreed to issue 64,000 shares of common stock valued at $50,560 for incentives tied to the completion of the acquisition.  The total purchase price was $6.85 million.  Kettle Drilling is an operating company and thereby results in Timberline Resources Corporation being considered an operating company in terms of its consolidated financial reporting.  Timberline plans to continue with the exploration of its mineral properties as a continuing business.  See Notes 3, 12, and 15.

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

Going Concern

As shown in the accompanying financial statements, the Company has had recurring losses from explorations and has an accumulated deficit of $4,214,674.  The Company was primarily focused on mineral exploration and had no operations or revenue generating assets.  On March 1, 2006, the Company purchased Kettle Drilling Inc. as a wholly owned subsidiary.  Kettle Drilling is an operating, underground, hard rock, contract drilling firm with headquarters in Coeur d’Alene, Idaho.  As shown in the accompanying financial statements, revenues from Kettle Drilling for the quarter ending June 30, 2006 exceeded $2.5 million.  Management anticipates that expansion of the drilling subsidiary will allow a pay down of the Kettle purchase agreements in less than two years from the date of purchase, after which time it is anticipated that the cash flow from the Kettle subsidiary will provide for further expansion and exploration activities.

Should revenues from Kettle Drilling and the environment for drilling services differ from that anticipated by management, the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Our auditors issued a going concern opinion on the September 30, 2005 financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  Wholly owned subsidiaries of the Company are listed in Note 2.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Provision for Taxes

At June 30, 2006 and September 30, 2005, the Company had a deferred tax asset calculated at an expected rate of 34% of approximately $1,397,000 and $1,020,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded at June 30, 2006.

	June 30, 2006	September 30, 2005

Net operating loss carryforwards	$4,061,000	$3,028,000

Deferred tax asset	$1,380,000	$1,020,000
Deferred tax asset valuation allowance	$(1,380,000)	$(1,020,000)

At June 30, 2006, the Company has a net operating loss carryforward of approximately $4,061,000, which will expire in the years September 30, 2006 through September 30, 2025.  Not included in the calculation of deferred tax assets is approximately $153,000 in stock options granted to officers that are not deductible for tax purposes.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of June 30, 2006, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2005 to June 30, 2006 was $360,000.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

Revenue Recognition

Generally, the Company recognizes drilling service revenues as the drilling services are provided to the customer. In some cases, the customer is responsible for mobilization and “stand by” costs when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Usually, the specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling.  Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments.  The Company will recognize revenue from the sales of is mining properties at the time title is transferred.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Inventories

The Company values inventories at the lower of average cost or market.  Allowances are recorded for inventory considered to be in excess or obsolete.  Inventories consist primarily of parts and supplies.  At June 30, 2006, the Company did take physical counts of its supplies and parts inventories. The Company has estimated the value of its supplies and parts inventories based upon management’s physical inventory records and available inventory cost information. In addition, management has reviewed the unit cost of its supplies and parts inventories to ensure that the costs are stated at the lower of cost or market value.  At June 30, 2006, the Company had materials and supplies inventories of $1,036,730.

Interim Financial Statements

The interim financial statements for the periods ended June 30, 2006 and 2005 included herein have not been audited, at the request of the Company.  They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period.  All such adjustments are normal recurring adjustments.  The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 4 – MINERAL PROPERTY INTERESTS

Lincoln and Sanders County (with Sterling Mining Company)

On November 26, 2004, the Company signed a mineral property lease with Sterling Mining Company (as lessee) on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana.  Upon execution of the lease, the Company was paid cash of $19,600 and Sterling Mining Corporation forgave loans totaling $65,000 and related interest of $2,669.  In return, Sterling received the right to explore and mine the aforementioned claims through May 31, 2007.  In addition, Sterling can renew the lease on an annual basis after 2007 by making annual lease payments of $5,000 per claim group and paying a one percent (1%) net smelter return royalty on any production from the claims that are subject to the agreement.  The Company is recognizing the $87,269 of lease income over the period of the initial lease which expires on June 1, 2007.  The Company has recognized for the nine months ended June 30, 2006, $25,336 in lease income and the remaining balance is included in the financial statements as “deferred lease income”.

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

East Camp Douglas

On June 30, 2006, the Company entered into an exploration license and option to lease agreement with Diversified Inholdings, LLC.  The license allows the Company to enter the property for nondisturbance exploration in order to determine if the Company wishes to lease the property.  The Company paid $15,000 for this license and the term of the agreement is through August 15, 2006.

Olympic-Sun and HD-ACE-PAC Projects

In May 2006, the Company entered into an agreement with Christopher James Gold Corp (“CJGC”) to jointly explore and develop the Olympic-Sun and HD-ACE-PAC Projects, which are controlled by the Company.  The Company is currently under an agreement with Sedi-Met, Inc. to develop the property.  CJGC agreed to pay $50,000 to be used to offset the work commitments of the Company on the properties.  At June 30, 2006, the payment had been made and the work commitments have been paid.

Elsie and LC South

On June 19, 2006, the Company signed a letter of intent (“LOI”) to lease the Elsie and LC South mining claims from two private individuals.  These properties contain 22 unpatented claims located in Mineral County, Nevada.  The LOI was signed in anticipation of signing a formal mining lease and option to purchase agreement.  The LOI is effective July 1, 2006.  The Company paid the initial $20,000 required under the letter and has recorded it as a prepaid expense until the effective date of the letter.  Future payments under the lease agreement are expected to increase $5,000 per year until 2012, at which time the payments cap at $50,000 annually.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	September 30
	2006	2005

Equipment and vehicles	$3,955,830	$643
Leasehold improvements	132,634	-
Total property and equipment	4,088,464	643
Less accumulated depreciation	(207,309)	(186)
Property and equipment, net	$3,881,155	$457

Depreciation expense for the nine months ending June 30, 2006 and 2005 was $208,314 and $96, respectively.  Maintenance and repairs are expensed as incurred.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 6 – OBLIGATIONS UNDER LEASE

The lease obligations as of June 30, 2006 were $1,008,117.  Future minimum lease payments at June 30, 2006, for the related obligations under capital leases were:

Year Ending June 30,

2007	$ 495,429
2008	334,351
2009	195,955
2010	91,283
Total minimum lease payments	1,117,018
Less amount representing interest	(108,901)
Present value of minimum lease payments	1,008,117
Less obligations due within one year	(439,900)
Obligations under capital leases, due after one year	$ 568,217

NOTE 7 – LONG-TERM DEBT – NOTES PAYABLE

Long-term debt at June 30, 2006 consisted of the following:

Note payable to Allegiant Partners Incorporated,
payable in monthly installments of $7,097 at a rate of 21%. The note is
collateralized by two pieces of large equipment.	$ 186,904

Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $48,308 per month, at rates ranging from 0.9% to 9.5%, with a weighted average interest rate of approximately 7%. The notes are
collateralized by the vehicles and equipment that they represent.	1,409,051

Note payable to Brenda Kettle, a related party, payable in
monthly installments of $1,500. The note does not bear interest. See Note 8.	18,000
1,613,955
Less current portion	(646,316)
$ 967,739

As of June 30, 2006, debt outstanding will mature as follows:

2007	$ 646,316
2008	477,019
2009	360,315
2010	130,304
$ 1,613,304

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has entered into seven related party contracts with consultants for professional services, to be paid at customary hourly or daily rates, plus expenses.  At June 30, 2006 $2,380 was accrued to be paid to some of these related parties and is included on the financial statements under “accounts payable – related parties”.

The Company received a loan of $125,000 from an officer of the Company, Mr. John Swallow, on August 24, 2005.  On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. Swallow, the Company’s chairman, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis. Monthly payments are $833, beginning on January 1, 2006. The term of the loan is from December 1, 2005 to December 1, 2010. The loan is expected to be used to finance an exploration drilling program at the Snowstorm Project.

On March 1, 2006, the Company entered into an additional loan agreement with Mr. Swallow for a sum of $400,000. The loan is repayable at 9% interest on an interest only basis and matures March 1, 2007. The loan was used to finance the purchase of Kettle Drilling. During the quarter ended June 30, 2006, the Company repaid $98,654 of principal and $10,346 of interest on this loan.  The Company also entered into a short-term loan with Mr. Swallow for $80,000 in April 2006 to assist with operating capital.  This loan was repaid May 6, 2006.

Subsequent to the end of the quarter, Mr. Swallow transferred his loan of $400,000 into a line of credit for the Company and the Company has agreed to take over payments directly to the financial institution rather than Mr. Swallow.  The Company will continue to make monthly payments, based on the required payments of the line of credit.

The total outstanding balance owing to Mr. Swallow and Swallow Family LLC as of June 30, 2006 was $526,344, including accrued interest.

During 2004, the Company’s subsidiary Kettle Drilling redeemed 98 shares of common stock for $54,000 from Brenda Kettle, the wife of Mr. Doug Kettle, former president of Kettle.  The redemption was recorded as a related party payable, with payment terms of $1,500 per month.  The note is not interest-bearing.  See Note 8.

The Company periodically rents equipment from Hard Rock Drilling, Inc., a company owned by Doug Kettle.  During the nine months ended June 30, 2006, there were no leases under this relationship.

In 2006, Kettle Drilling entered into loan agreements with its former officers, Messrs. David Deeds and Doug Kettle.  These loans totaled $75,000 and $367,000, respectively. These loans bear interest of 10% and are due sixty days after origination and converted to being due on demand.  During the quarter ended June 30, 2006, the Company accrued interest of 18,198.

As part of the acquisition of Kettle Drilling, Timberline issued to the aforementioned officers notes in the amounts of $300,000 and $100,000, respectively.  These notes are due September 1, 2006. The outstanding balance as of June 30, 2006 to Mr. Kettle and Mr. Deeds was $209,246 and $3,082, respectively.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 9 – CONVERTIBLE DEBT

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

Following EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and SFAS No. 133, the Company has recognized an embedded derivative in the convertible debentures.  For accounting and fair value purposes, the derivatives will be accounted for as stock options, following SFAS No. 123(R) for valuation purposes.  The fair value of each derivative was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3% and 75.72%; expected life of 3 years; no dividends to be paid.  The initial fair value of the derivative embedded in the $125,000 debt was $102,690 and the initial fair value of the $100,000 debt was $113,120, which are being recognized in the liabilities section of the balance sheet as derivatives from convertible debt.  The excess of the fair value of the derivative related to the $100,000 loan (a total of $13,120) was immediately expensed in the current period.  The convertible debt is discounted for the derivative and the discount is being amortized over the life of the loan using the effective interest method (for the September loan) and a modified effective interest method (for the December loan).  This modified method is materially the same as the effective interest method. Amortization expense for the three months ended December 31, 2005 was $15,365.

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

During the quarter ended March 31, 2006, the Company and Mr. Swallow agreed to remove the conversion feature of the debt.  The result of this was to also eliminate the embedded derivative.  The result on the financial statements at June 30, 2006 was to increase the notes payable to their full value (by removing the discount) and to reduce the derivative value to zero.  The net change is recognized on the income statement as a change in fair value of derivatives.

NOTE 10 – COMMON STOCK AND WARRANTS

During the quarter ended March 31, 2006, the Company initiated a private placement of the Company’s common stock.  Under the private placement agreement, the Company can sell up to 8,000,000 shares of stock for a total of $4,400,000.  The stock was being sold in units, with each “unit” offered containing one share of common stock and one warrant to purchase ½ of a share of the Company’s common stock (two warrants would be needed to purchase one share of common stock).  The units were sold for $0.55 per unit.  The Company sold 6,143,070 units for a total of $3,068,938, net of commissions of $309,750.

Following the Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, the Company made following assumptions in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; no dividends; and an expected life of 2 years.  The value attributed to the warrants was $523,547.

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

NOTE 11 – STOCK OPTIONS

In February 2004, the Company’s board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to directors, employees and others rendering services to the Company.  No options have been granted under this plan.

On February 6, 2005, the Company’s board of directors approved the 2005 Stock Incentive Plan. The Plan authorizes the granting of up to 750,000 non-qualified stock options to officers, directors and consultants. At September 30, 2005, 412,500 options were granted to ten individuals at $0.56 per share, with options vesting incrementally through December 31, 2005, and expiring in 5 years.  At June 30, 2006, all options have vested.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of 5 years; dividend yield of 0.

There is no express termination date for the options, although the Board may vote to terminate the Plan.  The exercise price of the options will be determined at the date of grant.

During the nine months ended June 30, 2006 the Company granted stock options to an employee of the Company as part of his employment agreement. See Note 14.  The 500,000 options vest equally over a period of three years, beginning May 1, 2006.  These options were granted under the 2005 Stock Incentive Plan.  These options exceeded the original authorized shares under the plan by 162,000 shares; however, the Company is in the process of amending the plan to increase the number of shares.  The vested portion of the shares is covered by the current authorized shares under the plan.

The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; expected life of 5 years.  The options were valued at $0.52 per share.

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Outstanding at October 1, 2005	-	$-
Granted	500,000	0.75
Expired	-	-
Outstanding at June 30, 2006	912,000	$0.67

Exercisable at June 30, 2006	578,667	$0.60

Weighted average fair value of options granted during the period ended June 30, 2006
		$0.52

Total compensation costs related to non-vested stock options as of September 30, 2005		$173,333
Weighted average period of nonvested stock options as of September 30, 2005		16 months

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Real Estate Lease Commitments

The Company has real estate lease commitments related to offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Winnemucca, Nevada.

Annual lease obligations until the termination of the leases are as follows:

2006

$ 29,200

2007

$ 15,400

Employment Agreement

On March 15, 2006, the Company entered into an employment agreement with Paul Dirksen, the vice president of exploration. The three year term of the agreement was effective May 1, 2006.  Under the agreement, Mr. Dirksen will be paid $162,000 annually with additional payments of health insurance and vehicle costs.  As a signing bonus, the Company issued 50,000 shares of common stock valued at $39,500.  The Company also granted 500,000 options to purchase shares of common stock at $0.75 per share.  See Note 11.

NOTE 14 – SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the nine months ended June 30, 2006. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.  The Company has two operating segments at June 30, 2006: drilling revenues from Kettle Drilling and its subsidiary and Timberline’s exploration activities.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Segment information (after intercompany eliminations) for the nine months ended June 30, 2006 are as follows:

	June 30,		June 30,
	2006		2005
Revenues:
Timberline	$-		$-
Kettle Drilling	3,195,333		-
Total Revenues
	$3,195,333		$-

Income (loss) before income taxes:
Timberline	$(651,613)		$(311,921)
Kettle Drilling	(549,553)		-
Income (loss) before income taxes	(1,201,166)		(311,921)
	$	$

Identifiable assets:
Timberline	$860,894		$69,012
Kettle Drilling	9,486,653		-
Total Identifiable Assets	$10,347,547		$69,012

Depreciation and amortization:
Timberline	$399		$64
Kettle Drilling	208,100		-
Total Depreciation and Amortization	$208,499		$64

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Timberline is not generating revenues from the sales of its properties, but is actively exploring several properties for their mining potential.  Kettle’s revenues are derived from drilling contracts in North America.

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

On March 1, 2006, the Company acquired 100% of Kettle for $2.4 million in cash; entering into a loan agreement for $400,000; issuing 100,000 shares of common stock at $0.53 per share for a value of $53,000 and issuing five million shares of preferred stock, at a deemed price of $0.40 per share or $2,000,000 which contained beneficial conversion features with a value of $1,950,000.  Timberline also agreed to issue 64,000 shares of common stock valued at $50,560 for incentives tied to the completion of the acquisition, for a total purchase price of $6.85 million.

The Company acquired the following assets and liabilities from its acquisition of Kettle Drilling:

Accounts Receivable	$1,044,565
Inventory	353,034
Property and Equipment	1,366,569
Other Assets	39,344
Total Assets	$2,803,512

Accounts Payable	$(731,907)
Accrued Expenses	(148,946)
Notes Payable and Obligations Under Lease	(1,536,134)
Total Liabilities	$(2,416,987)

Net Assets Acquired	$386,526

Allocation of the purchase price and net assets acquired based on appraisals was as follows:

Inventory	$741,179
Equipment	2,309,976
Goodwill	3,416,059
Net assets acquired	386,526
Total consideration paid for acquisition	$6,853,560

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the date of the financials, the Company paid commissions to four individuals for work performed during the Company’s recent private placement.  They received units of the placement totaling 189,000 units.  The units were valued using the same terms of the private placement and were considered payable at May 19, 2006, the closing date of the placement.  Their value, totaling $103,950, is included as a cost of the placement in Note 10.

The following proforma financial statements reflect the combination of Timberline Resources Corporation (“Timberline”) with Kettle Drilling Inc. (“Kettle”) and its  for the periods presented.  The Kettle proforma statements of operations are presented for the four months ended June 30, 2006.  The Timberline proforma statements of operations are presented for the nine months ended June 30, 2006.  The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Timberline and the shareholders of Kettle.

The proforma financial statements have been prepared utilizing the historical financial statements of Envirokare and Kettle.  These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Timberline and Kettle.

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements.  All intercompany accounts and transactions have been eliminated.  Timberline’s year end is September 30 and Kettle’s is December 31.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
PROFORMA STATEMENTS OF OPERATIONS
	Timberline	Kettle
	Resources Corp	Drilling Inc
	Nine Months Ended	Six Months Ended			Proforma
	June 30,	June 30,			Combined
	2006	2006		Eliminations	Total
REVENUES	$3,195,333	$4,310,212		$(3,195,333)	$4,310,212
COST OF REVENUES	1,873,401	1,895,580		(1,873,401)	1,895,580
GROSS PROFIT	1,321,932	2,414,632		(1,321,932)	2,414,632

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	251,804	-		-	251,804
Other general and administrative expenses	2,200,985	2,130,971		(1,853,287)	2,478,669
TOTAL EXPENSES	2,452,789	2,130,971		(1,853,287)	2,730,473

INCOME (LOSS) FROM OPERATIONS	(1,130,857)	283,661		531,355	(315,841)

OTHER INCOME (EXPENSE)
Lease income	25,336	-		-	25,336
Change in fair value of derivatives	25,453	-		-	25,453
Amortization of discount on note payable	(15,365)	-		-	(15,365)
Interest expense	(55,745)	(18,198)		18,198	(55,745)
TOTAL OTHER INCOME (EXPENSE)	(20,321)	(18,198)		18,198	(20,321)

INCOME (LOSS) BEFORE TAXES	(1,151,178)	265,463		549,553	(336,162)
INCOME TAX EXPENSE	-	-		-	-

NET INCOME (LOSS)	$(1,151,178)	$265,463		$549,553	$(336,162)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.12)	$2,396	$	n/a	$(0.04)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	9,432,980	102		n/a	9,417,833

See accompanying notes to proforma information.

TIMBERLINE RESOURCES CORPORATION

NOTES TO PROFORMA FINANCIAL STATEMENTS

On March 1, 2006, Timberline Resources Corporation (hereinafter “the Company” or “Timberline” effectively completed the acquisition of 100% of the net assets of Kettle Drilling, Inc. (hereinafter “Kettle”) in consideration of cash of $2,400,000, 100,000 shares of common stock valued at $53,000, 5,000,000 shares of preferred stock valued at $2,000,000 containing beneficial conversion rights valued at $1,950,000, and notes totaling $400,000, to the selling shareholders pursuant to the agreement.  Timberline will also issue 64,000 shares of common stock valued at $50,560 for incentives tied to the completion of the acquisition.

The accompanying proforma financial statements contain adjustments to characterize the transactions of Kettle as those of Timberline for the periods presented.  The Kettle statements of operations six months ended June 30, 2006 with Timberline’s nine months of operations ended June 30, 2006.

The weighted average number of common shares outstanding included both the common and preferred shares issued as if the preferred shares had been fully converted into stock on March 1, 2006.   In the June 30, 2006 Proforma Statements of Operations, the activity for the month of March 2006 is removed, since it is included in both of the companies reporting periods.  The March 2006 loss from Kettle’s operations was $115,344.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We commenced our exploration stage in January 2004 with the change in the control the Company, and, until our acquisition of Kettle Drilling, Inc. on March 6, 2006, we had not had any revenues and only losses since well before that time. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.  Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change radically at any time.  Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

Our plan of operations for the next twelve months is to complete initial exploration programs on our mineral properties and to acquire and initiate exploration on a number of additional mineral exploration properties. We anticipate that the exploration programs of our existing properties will cost at least $284,515, and that the cost of the acquisition and exploration of new properties (including professional and geological fees) to be approximately $275,000.  In addition, we anticipate spending an additional $1,858,945 in other fees and expenses over the next year including for our salaries and those of our wholly owned subsidiary, Kettle.

On March 6, 2006, we acquired Kettle Drilling, Inc. (“Kettle”) as a wholly owned subsidiary. Kettle, formerly a closely-held company, provides drilling services to the mining and mineral exploration industries across North America and worldwide.  Kettle recorded over $5 million in revenues for 2005 and has been profitable every year since its inception in 1996. Kettle had revenues of over $2,500,000 for the quarter ending June 30, 2006, which was an increase of approximately 50% over the quarter ending June 30, 2005. The revenues earned in the quarter ending June 30, 2006, were primarily derived from contracts entered into in 2005, and were governed by the Kettle 2005 price schedule. Renewal of those contracts, if that occurs, will be subject to price increases in the range of 30% to 70%.  Included in the acquisition, are all of Kettle’s assets and liabilities, such as existing contracts and account’s receivable and payable. The purchase price was $6,853,560 (comprised of a cash payment of $2,400,000 and two promissory notes in the total principal amount of $400,000 issued by the two Kettle principals, 164,000 shares of common stock, and 5,000,000 shares of convertible preferred stock (the “Acquisition”).. The table below represents our estimate of anticipated expenditures over the next 12 months including those of our subsidiary, Kettle.

Anticipated Expenditure Over the Next 12 Months	Amount
Anticipated Acquisition and Exploration Costs (including professional and geological fees)	275,000
Exploration Activity (Downeyville Property)	62,750

Exploration Activity (Spencer Property)

Exploration Activity (Sanger Property)

Exploration Activity (Snowstorm Property)

Initiate Exploration Activity (Long Canyon—newly acquired)

Initiate Exploration Activity (East Camp Douglas—newly acquired)

8,140 13,625 25,000 70,000 105,000
Salaries and Wages (including those of Kettle Drilling, Inc., our wholly owned subsidiary)	1,310,000
Travel Expenses	50,000
Other Administrative Expenses (including interest on loans) Interest Expense (including that of Kettle Drilling, Inc.)	100,000 398,945
Total	$2,418,460

During the quarter ending June 30, 2006, we raised $1,011,838 from the sale of 1,839,706 units of our securities in completing our “best efforts” private placement to accredited investors only. Each unit is comprised of one share of common stock and one-half of a warrant; two warrants permit the purchase of an additional share of common stock at $1.00 per share. Virtually all of the proceeds from these transactions will be used for working capital.

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

Prior to our acquisition of Kettle Drilling, Inc. on March 6, 2006, we had not attained profitable operations and were dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors stated in their report at September 30, 2005 (the end of our last fiscal year) that they had substantial doubt that we would be able to continue as a going concern.

At September 30, 2005, we had assets of $174,727 consisting of cash in the amount of $174,270, and other assets of $457.

Results of Operations for Three Month and Nine Month Periods Ending June 30, 2005 and June 30, 2006.

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

We incurred operating expenses in the amount of $199,111 for the three months ended June 30, 2005, and $1,665,729 for the three months ended June 30, 2006. We incurred operating expenses in the amount of $398,443 for the nine months ended June 30, 2005, and $2,452,789 for the nine months ended June 30, 2006

Our net loss increased from $199,111 for three months ended June 30,  2005 to $202,587 for the three months ended June 30, 2006 primarily due to a general increase in general expenses including legal and accounting expenses and expenses related to the acquisition and operation of Kettle.  Our general and administrative expenses increased from $199,111 to $1,681,013. These increases are due mainly to the operation of Kettle.

Our net loss increased from $311,921 for nine months ended June 30, 2005 to $1,151,178 for the nine months ended June 30, 2006 primarily due to a general increase in general expenses including legal and accounting expenses and expenses related to the acquisition and operation of Kettle.  Mining and exploration expenses increased from $225,586 to $251,804 and our general and administrative expenses increased from $172,857 to $2,200,985.  These increases are due primarily  to the operation of Kettle Drilling, Inc. and secondarily to increased exploration activity.

At June 30, 2006, we had current assets of $3,002,307 including cash in the amount of $887,499, inventory of $1,036,730 and account receivables of $989,120.  We had other assets totaling $7,345,240 consisting of property and equipment of $3,881,155, deposits of $48,026 and goodwill of $3,3416,059.

We believe that, with the March 6, 2006, acquisition of Kettle Drilling, Inc., within the foreseeable future we will obtain profitable operations, and are no longer dependent upon obtaining financing to pursue exploration activities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Registrant did not have any unregistered sales of equity securities during the quarter ended June 30, 2006, other than those reported in its Current Report on form 8K filed on May 23, 2006

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

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

Date:  August 22, 2006

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