Form 10KSB
period 2006-09-30
Timberline Resources Corp
filed 2007-01-16
CIK 1288750

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006.

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

Common Stock, $0.001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]     No [   ]   The Company has not yet been subject to filing requirements for 90 days.

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

State issuer's revenues for its most recent fiscal year: $6,469,546

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:   $11,392,052 on January 8, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,371,921 shares of common stock on January 8, 2007.

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

TIMBERLINE RESOURCES CORPORATION

FORM 10-KSB

September 30, 2006

Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

  4

ITEM 2. DESCRIPTION OF PROPERTY

22

ITEM 3. LEGAL PROCEEDINGS

31

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

32

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

    AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

32

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

34

ITEM 7.  FINANCIAL STATEMENTS

38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

    ACCOUNTING AND FINANCIAL DISCLOSURE

62

ITEM 8A. CONTROLS AND PROCEDURES

63

ITEM 8B.  OTHER INFORMATION

63

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

63

ITEM 10.  EXECUTIVE COMPENSATION

68

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

71

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

    DIRECTOR INDEPENDENCE

72

ITEM 13. EXHIBITS

76

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

77

Signatures

78

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in the State of Idaho on August 28, 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production.  We ceased exploration activities (searching for ore by drilling) during the 1990s and became virtually inactive.  In December 2003, a group of investors purchased 80-percent of the issued and outstanding common stock from the then-controlling management team.  In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased our authorized common stock to 100-million with a par value of $.001.  Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.  On February 2, 2004, the name of the Company was changed to Timberline Resources Corporation (“Timberline” or the “Company”). Since the reorganization of the Company, we have been in an exploration stage evaluating, acquiring and exploring mineral prospects with potential for economic deposits of gold, silver and copper.  A prospect is defined as a mining property, the value of which has not been determined by exploration.

On March 6, 2006, we acquired, as a wholly owned subsidiary, Kettle Drilling, Inc. (“Kettle”), a privately held, Idaho corporation.  Kettle was formed in 1996 and provides drilling services to the mining and mineral exploration industries across North America and worldwide. Since its inception, Kettle has had revenues and has been profitable.

Unless otherwise indicated, any reference to the “Company”, “Timberline”, or such terms as “we”, “us”, “our”, etc. refers to Timberline and/or its wholly owned subsidiary, Kettle.

Our Competition

Both the mineral exploration and drilling industries are intensely competitive in all phases.  In our mineral exploration activities, we will compete with many companies possessing greater financial resources and technical facilities than us for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.  We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history.  There can be no assurance that Timberline will be able to compete in any of its business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Similarly, in our drilling business, our competition includes many companies with significantly greater experience, larger client bases, and substantially greater financial resources.  However, we believe that we are industry leaders in the underground core segment of the drilling industry and that we are presently ahead of our competition in this area.

Our Offices and Other Facilities

Timberline currently maintains its administrative office at 100 East Lakeshore Drive, Suite 301, Coeur d’Alene, ID 83814.  The telephone number is (208) 664-4859.  Kettle maintains its administrative office at 2775 Howard Street, Suite 2, Coeur d’Alene, ID 83815.  Its telephone number is 208-665-7211.  In addition, Kettle maintains a storage facility in Rathdrum, ID and an operational facility in Winnemucca, NV.  Kettle’s Mexican subsidiary, World Wide Exploration, S.A. de C.V., maintains an administrative office and a warehouse in Mexico.

Our Employees

Timberline, the parent company, is an exploration stage company and currently has no employees other than its officers and directors.  Management expects to hire staff as necessary, and does not anticipate a need to engage any full-time employees until the business plan is applied.

Kettle, our subsidiary, has a total of 76 employees, including five management and/or supervisory personnel. The remaining Kettle employees are categorized as follows: four in clerical capacity, four in administrative capacity and 63 in drilling operations. We believe that our relationship with our employees is good.

Regulation

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations.  Thus permits are required by local, state and federal government agencies.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS). Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

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

OVERVIEW OF KETTLE DRILLING, INC. – OUR WHOLLY-OWNED SUBSIDIARY

Kettle provides drilling services to mining and mineral exploration companies throughout North America, combining state of the art equipment, world-class technical expertise, innovative thinking, and an impeccable safety record.  Kettle provides services in both underground core drilling and surface drilling, with approximately 80-percent of its revenues derived from the underground drilling, a specialty or niche that we believe will eventually become more common within the industry as additional mines are developed.  Kettle performs services for such industry leaders as Newmont Mining, Barrick Gold, Kennecott, Industrias Penoles, U.S. Gold and others.  Kettle, along with its newly-formed Mexican subsidiary, generated well over $6-million in operating revenue this year, continuing on a rapid growth track that it has sustained for the past several years.

OVERVIEW OF OUR MINERAL EXPLORATION BUSINESS

Our parent company is a mineral exploration company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we acquire properties, which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation.)  We may enter into joint venture agreements with other companies to fund further exploration work.  It is our plan to focus on assembling a high quality group of early to mid-stage mineral (gold, silver, and copper) exploration prospects, using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be placed on the western United States.

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our Vice-President of Exploration, Paul Dircksen, has abundant experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.  See his biographical information, below, in Item 9, Part III (“Directors and Executive Officers of the Registrant”).

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

Portions of our mineral properties are owned by third parties, and leased to us.  These agreements are held by David Miller and Howard Adams, Jim Ebisch, Sedi-Met, Inc, Hecla Mining Company, Snowshoe Mining Company and Renegade Exploration, Inc.  The contract with Mr. Ebisch, a former director, is an assignment of lease; the state of Idaho is the underlying owner.  In addition, we own a number of unpatented mining claims outright.  Approximately 45 of these claims are located near our Snowstorm Project in Shoshone County, Idaho, and have been included in the earn-in agreement with Hecla Mining Company (“Hecla”) (Exhibit 10.7*).  An “earn-in agreement” requires one party to spend a certain amount of money, usually in mineral exploration expenditures, to earn a specified percentage ownership in the property. On February 1, 2006, pursuant to the agreement, Hecla elected to withdraw from the venture but retains four percent (4%) net smelter return royalty on any mineral production from the subject claims. See Exhibit 10.17 which incorporates by reference Exhibit 10.3 of the Company’s Form 8K filed on February 6, 2006. In conjunction with this withdrawal, Hecla assigned approximately 750 acres of mineral rights in the area to the Company. See Exhibit 10.18 which incorporates by reference Exhibit 10.2 of the Company’s Form 8K filed on February 6, 2006. Four additional groups of unpatented claims owned by the Company are located in Sanders and Lincoln counties, Montana.  The Montana claims are leased by the Company to Sterling Mining Company (Exhibit 10.6*).

All of the leases are contracts with varied terms, all of which provide for us to earn an interest in the property or receive a royalty.  See Item 3, Description of Property below for further descriptions of the properties and lease agreements.  In addition, the actual agreements are referred to herein as Exhibits 10.1 through 10.10*.

It is our strategy with properties deemed to be of higher risk or those that would require very large exploration expenditures to present them to larger companies for joint venture.  Our joint venture strategy is intended to maximize the abilities and skills of the management group, conserve capital, and provide superior leverage for investors.  If we present a property to a major company and they are not interested, we will continue to seek an interested partner.

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

OVERVIEW OF REGULATORY, ECONOMIC AND ENVIRONMENTAL ISSUES

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations always involve preparation of an environmental impact statement that examines the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold.  However, since our prospects in Montana are for silver and copper rather than gold, this ban does not affect our plans in Montana.  We are not aware of any other states that plan to enact similar legislation.

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

* Incorporated by reference to Timberline’s Form 10SB filed September 29, 2005.

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

The Company intends to focus on exploration and discovery of mineral resources, not their production.  If the Company is successful, the ore bodies discovered will be attractive to production companies.  The mining industry is, like agriculture, a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If the Company is successful in finding an attractive ore body, be it gold, silver or copper, sufficient value will be created to reward the company’s shareholders and allow for all production and reclamation expenses to be paid by the actual producer to whom we convey, assign or joint venture the project.

THE GOLD MARKET

Since bottoming near $250 per ounce in 2001, the gold price has risen steadily for the last few years, reaching a 16-year high above $450 per ounce in late-2004. Through 2005, gold has traded in a fairly narrow price range between roughly $410 and $520 per ounce. In 2006, it traded between approximately $520 and $680. The rise of the gold price in recent years is widely considered to reflect a relative decline of the U.S. dollar to other foreign currencies along with general strength in commodity prices.

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

The outlook for 2007 mine production is for it to continue to rebound from 2004, though not to 2003 levels. Although the average gold price was up $46 in 2004 over 2003, producer costs rose by an average of $29, reflecting sharply increased energy costs and other side effects of a weaker U.S. dollar. Central bank dishoarding continued its decline in 2004, although it did rise sharply late in that year and into early 2005.  Historically, the world’s central banks are known to be large holders (hoarders) of gold bullion.  As gold became increasingly out of favor as an investment in the mid-to-late 1990’s, many central banks around the world began selling some of their gold reserves (dishoarding), ostensibly to seek better returns elsewhere.  These sales had the effect of adding supply to the gold market and reducing its price.  Reductions in central bank sales (i.e. reduced dishoarding) had the reverse effect.

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

Simultaneously, it is our opinion that massive deficits in both the federal budget and foreign trade will continue to pressure the U.S. dollar for the foreseeable future. A weaker U.S. dollar is likely to result in higher dollar-denominated prices of gold and other commodities, as has been the case for the last several years. Furthermore, with oil prices reaching at all-time highs exceeding $60 per barrel, the gold-oil ratio is also trading at all-time lows, suggesting that gold may be currently undervalued on a relative basis.

THE SILVER MARKET

After failing to participate in an unfolding precious metal bull market for over two years, silver finally broke out of its long-term trading range in late-2003, with its price soaring to over $8 per ounce before settling into its current trading range near $7 per ounce. Prior to its breakout, silver had been basing consistently below $6 per ounce since the late-1980s and had spent most of the years 2000 through 2003 comfortably below $5 per ounce, even as other metals, including historically well-correlated gold, had strong and sustained rallies during that period. In 2005, the price of silver per ounce ranged approximately from $6.50 to $9.25. In 2006, the price ranged from $9.00 to $15.00 per ounce.

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

THE COPPER MARKET

After bottoming out just above $0.60 per pound in early-1999 and successfully retesting that level again in late-2001, the copper price began a strong uptrend that has taken it above the $1.60 level in recent trading. Following a consolidation just below $0.80 per pound in 2002 and most of 2003, the copper price soared in late 2003 to reach $1.40 per pound in early-2004. It has since formed an upward channel between roughly $1.20 and $1.60 per pound, trading at levels not seen since the late-1980s. During 2006, the approximate price per pound of copper ranged from $2.25 to $3.90.

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

BUREAU OF LAND MANAGEMENT: Also known as BLM.  It is an agency within the United States Department of the Interior which administers America’s public lands.

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

MINE DEVELOPMENT: The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible

MINERAL:   A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERAL RESERVE: The economically mineable part of a measured or indicated mineral resource. Appropriate assessments, often called feasibility studies , have been carried out and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social, and governmental factors. These assessments demonstrate, at the time of reporting, that extraction is reasonably justified. Mineral reserves are sub-divided, in order of increasing confidence, into probable and proven categories. A probable reserve is the economically mineable part of an indicated (and in certain circumstances, measured ) resource. A proven reserve is the economically mineable part of a measured resource.

MINERAL RESOURCE:    A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred , indicated and measured categories.  An inferred resource designation comes from limited sampling data insufficient for verification of deposit quantity and quality, but it is usually supported by limited geological, geochemical and geophysical data. An indicated resource designation comes from sampling data spaced closely enough to allow certain assumptions of deposit quantity and quality and to clearly establish its mineral content. Finally, a measured resource designation comes from sampling data spaced closely enough to allow confirmation of deposit quantity and quality and to allow a preliminary evaluation of the economic viability of the deposit.

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

MINING

ore extraction method (underground or open pit); underground mining factors (mining widths, ore dilution cut-off grades); reserve estimates; mining sequence (or plan)

METALURGICAL

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

environmental regulations; water and land use issues; title assurance and property ownership issues; taxation, safety and other legislative issues, tailings disposal and reclamation; community support for the project

RISK FACTORS

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. The exact number is virtually impossible to quantify.  Furthermore, since the mineral exploration sphere is so diverse, it is quite difficult to identify specific primary competitors and make comparisons to our Company.  A representative sample of such companies that are similar to our Company in size, financial resources and objective include such publicly traded mineral exploration companies as Little Squaw Gold Mining Company (LITS), Idaho General Mines, Inc. (GMO), and New Jersey Mining Company (NJMC).

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

Risks Related To Our Parent Company

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since our incorporation in 1968, we were inactive for many years prior to the commencement of our exploration stage new management  in January 2004. Since January 2004, we have not yet located any mineral reserve. As a result, we have not had any revenues from our operations since then. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to be able to be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties.

During the fiscal year ending September 30, 2006, we (the parent company) had losses of $1,068,718 in connection with the maintenance and exploration of our mineral properties and the operation of our exploration business. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue employee/director/consultant options or if we issue additional shares to finance our operations.

We have not ever generated revenue from exploration since the commencement of our exploration stage in January 2004. We are currently without a source of revenue and will most likely be required to issue additional shares to finance our operations and, depending on the outcome of our exploration programs, may issue additional shares to finance additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives to those persons. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding approximately 6,372,090 common share purchase warrants (exercisable into approximately 3,186,045 shares of common stock), options granted that are exercisable into 1,047,500 common shares and 5,000,000 shares of convertible preferred shares that are convertible into at least 5,000,000 shares of common stock. If all of these were exercised or converted, these would represent approximately 39% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

Dividend Record

We have no dividend record. We have not paid dividends on our common shares since incorporation and do not anticipate doing so in the foreseeable future.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest, or any other corporate governance measures such as creating a directors’ audit committee requiring independent directors.  However, our recently adopted Code of Ethics, a copy of which is attached as Exhibit 14, does address areas of possible conflicts of interest.  As of September 30, 2006, we had two independent directors on our board of directors (Vance Thornsberry and Eric Klepfer); however, we have not yet formed an audit committee.  Other corporate governance measures such as establishing an independent audit committee of the board of directors are required under rules of national exchanges and NASDAQ. We feel that the newly adopted Code of Ethics is sufficient corporate governance for our purposes at this time.  If and when our securities are traded on a national exchange or on NASDAQ, we will be required to formulate and adopt additional measures to comply with current regulations.  In the absence of these corporate governance measures, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Dependence on Key Management Employees

The nature of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as John Swallow, Paul Dircksen or Douglas Kettle and David Deeds (officers of our subsidiary, Kettle). The loss of any of these key people could have a material adverse effect on our business. In this regard, the Company has attempted to reduce the risk associated with the loss of key personnel. Accordingly, subsequent to September 30, 2006, we obtained key man life insurance. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

Certain Risks Associated with Operation of Our Wholly Owned Subsidiary, Kettle Drilling, Inc.

Our subsidiary derives all of its revenues from companies in the exploration and production industry, a historically cyclical industry.

Our subsidiary derives all its revenues from companies in the exploration and production industry, a historically cyclical industry. Any prolonged reduction in the overall level of exploration and development activities, can adversely impact our subsidiary in many ways by negatively affecting:

•	Its revenues, cash flows and profitability;

•	Its ability to maintain or increase our borrowing capacity;

•	Its ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital;

•	Its ability to retain skilled rig personnel whom we would need in the event of an upturn in the demand for our services; and

•	the fair market value of its rig fleet.

Kettle Drilling, Inc. may be unable to attract and retain qualified, skilled employees necessary to operate its business.

Kettle’s success depends in large part on its ability to attract and retain skilled and qualified personnel. Its inability to hire, train and retain a sufficient number of qualified employees could impair Kettle’s ability to manage and maintain our business. Kettle requires skilled employees who can perform physically demanding work. Shortages of qualified personnel are occurring in this industry. As a result of the volatility of the drilling industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. If Kettle should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment, its operations could be materially and adversely affected. With a reduced pool of workers, it is possible that it will have to raise wage rates to attract workers from other fields and to retain its current employees. If Kettle is not able to increase its service rates to its customers to compensate for wage-rate increases, its profitability and other results of operations may be adversely affected.

Shortages in equipment and supplies could limit Kettle’s drilling operations and jeopardize its relations with customers.

The materials and supplies Kettle uses in its drilling operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. Shortages in equipment supplies could limit its drilling operations and jeopardize its relations with customers. Kettle does not rely on a single source of supply for any of these items. From time to time there have been shortages of drilling equipment and supplies during periods of high demand, which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that Kettle may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in its obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect Kettle’s ability to obtain new contracts for its rigs, which could negatively impact its revenues and profitability.

Risks Associated With Our Common Stock

Our common stock is traded only on the OTC Bulletin Board and we cannot assure you that a liquid public market will be maintained.

Our common stock is quoted on the National Association of Securities Dealer's OTC Bulletin Board. We cannot provide any assurance that a public market will be maintained or if it will provide you with liquidity for your investment.

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is traded on the OTC Bulletin Board. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

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

Shares Eligible for Sale Could Depress the Market for Common Stock

Of our issued and outstanding shares of common stock, a large majority of those shares are “restricted securities”. In general, Rule 144 of the Securities Act of 1933, as amended, a person, is entitled to sell restricted shares into the public market if at least one year has passed since the purchase of such shares from the issuer of an affiliate of an issuer, subject to the satisfaction of certain other conditions. A significant number of the “restricted” shares of our common stock outstanding were purchased more than one year ago. Accordingly, those shares are eligible for sale into the public market. Sales of substantial amounts of those restricted shares, or even the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and could impair our ability to raise capital through an offering of our equity securities.

PLEASE READ THIS FORM 10KSB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10SB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

ITEM 2. DESCRIPTION OF PROPERTY

Summary of Timberline’s Mineral Exploration Prospects

As of November 2006, Timberline had acquired mineral prospects for exploration in California, Nevada, Idaho, and Montana for target commodities of gold, silver and copper. The prospects are held by unpatented mining claims owned by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime.  Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

The State of Montana has banned the use of cyanide in mining activities.  Cyanide is used in the mining of gold.  Since our prospects in Montana are for silver and copper only, this ban does not affect our plans in Montana.

CALIFORNIA GOLD PROPERTY

The Conglomerate Mesa Prospect

In September 2006, Timberline signed a Memorandum of Understanding (“MOU”) outlining the terms for a Lease/Option to Purchase Agreement for the Conglomerate Mesa prospect in Inyo County, California.  The property hosts structurally and stratigraphically controlled, sediment-hosted gold mineralization similar to the "Carlin-type" deposits of north-central Nevada.  Four claim blocks have been acquired or staked within the project area totaling 250 claims, covering nearly ten square miles, including several mineralized gold zones identified by prior operators.  Timberline believes that the property has the potential to host multi-million ounce gold deposits.

The property was originally explored by Newmont while it was within the Cerro Gordo Wilderness Study Area (“WSA”).  Initial drilling of just one of the mineralized zones ("Resource Area") outlined mineralized material pre-dating (and not compliant with) NI 43-101 standards totaling 175,000 ounces of gold contained in 3 million tons grading 0.06 ounces per ton (oz/t).  Newmont withdrew from Conglomerate Mesa in 1993.  Federal agencies dropped the property's WSA status the following year, removing significant impediments to future development.

The gold mineralization and associated alteration are structurally and stratigraphically controlled.  The gold mineralization at Conglomerate Mesa is introduced along axial plane fault zones within a northerly trending anticline and preferentially within favorable host sediments.

All available data from prior operators is now being compiled in preparation for an immediate program of geologic mapping and geochemical sampling to define targets for a drill program planned for early 2007.  The Company has been actively working under the MOU and, at the request of the owner, staking additional claims following evaluation of additional historical drill data and reports.  A formal agreement is expected to be signed in January 2007.

The MOU provides Timberline the right to purchase a 100-percent interest in Conglomerate Mesa, subject to a 4-percent Net Smelter Returns (NSR) production royalty of which 1-percent may be purchased for $1-million.  In the first year of the proposed agreement, Timberline is obligated to make an option payment of $75,000 and 100,000 shares of its common stock to the property owners, along with a commitment to $100,000 in exploration expenditures.  The option payment will continue at $75,000 in 2007, and then increase by $25,000 per year annually to a cap of $250,000.  Annual share payments and work commitments will remain fixed at 100,000 and $100,000, respectively.

NEVADA GOLD PROPERTIES

The East Camp Douglas Prospect

In June 2006, Timberline entered into an Exploration and Option to Lease Agreement on the East Camp Douglas prospect along Nevada’s Walker Lane Mineral Belt.  The property is comprised of 87 unpatented mining claims, totaling more than 1,700 acres, and represents a high-priority epithermal gold-silver exploration project.  Drilling by previous operators included intercepts of 60 feet of 0.47 oz/t gold and 10 feet of 0.19 oz/t gold, with select rock chip samples grading up to 4.9 oz/t gold.  Two separate areas of low-sulphidation quartz-adularia and high-sulphidation quartz-alunite alteration and mineralization have been explored on the property.

The project is structurally well-located at the intersection of the regional W-NW trending Pancake/Cerro Duro Lineament (Bodie, Aurora, and Borealis mines) and the NW trending Walker Lane Structural Belt (Rawhide, Paradise Peak, Tonopah, and Goldfield mines).  The Miocene age gold-silver mineralization at East Camp Douglas is related to an extensive intermediate to felsic eruptive volcanic center including early andesitic and later dacitic flows and dikes.

Timberline has conducted geochemical sampling along with detailed surface and geological mapping, focused on alteration and structural interpretation.  The Company is also digitizing and reviewing available historical data from previous operators to assist in prioritizing exploration targets, in anticipation of drilling by mid-2007.

The Agreement calls for Timberline to render annual advance royalty payments of $15,000 escalating to a cap of $75,000 and annual work expenditure obligations of $50,000, escalating to a cap of $100,000.  Upon completion of a positive feasibility study or a production decision, Timberline may purchase the property for $10,000 subject to a 3-percent NSR royalty, of which 1-percent may be purchased for $2 million.

The Long Canyon Prospect

In July 2006, Timberline signed a Letter of Intent (“LOI”) to enter a Lease / Option to Purchase Agreement on the Long Canyon prospect, 9 miles east-southeast of the East Camp Douglas prospect, also on the Walker Lane Mineral Belt.  The property covers 22 mining claims and represents the upper levels of a low-sulfidation, quartz-adularia gold system within the same positive structural setting as East Camp Douglas.

The project area contains a series of narrow quartz veins grading up to 3.9 grams per ton (g/t) gold and 529 g/t silver, cutting a broad, undefined, zone of gold bearing siliceous breccias associated with a poorly defined intrusive mafic sill.  Additionally, a regional rhyolite dike swarm appears to control some of the gold mineralization.  Timberline plans to initiate a program of geologic mapping, geochemical sampling, and geophysical magnetic surveying.

The Agreement requires Timberline to make annual advance royalty payments of $20,000 increasing $5,000 annually to a cap of $50,000.  Upon a production decision, Timberline may purchase the Property for $500,000 subject to a 2-percent NSR royalty, of which 1-percent may be purchased for $1-million.

The Olympic-Sun and Cedar Mountain Prospects – Under Joint Venture Agreement with Christopher James Gold Corp.

The Company controls several other claim groups along the Walker Lane Mineral Belt in Nye and Mineral Counties, including the Olympic and Sun properties (the Olympic-Sun prospect) and the PAC, HD, and ACE properties (the Cedar Mountain prospect).  The primary geological model for both prospects is a volcanic-hosted, epithermal gold deposit similar to the nearby Paradise Peak and Rawhide mines, each of which produced more than a million ounces of gold.  The Company has conducted an initial surface exploration program on these properties, including the compilation of available data, detailed geological mapping, and geochemical sampling.

In May 2006, Timberline entered into a Memorandum of Understanding (“MOU”) with Christopher James Gold Corporation (“CJG”) to explore the Olympic-Sun and Cedar Mountain prospects.  The MOU provides CJG the right to earn a 60-percent interest in each project by incurring US$1.5-million in exploration expenditures for the Olympic-Sun project and US$1.0-million for exploration on the Cedar Mountain project over a four-year period.  An additional 15-percent interest may be earned in each project by CJG upon its completion of a bankable feasibility study.  In addition, CJG must issue 100,000 shares of its common stock to Timberline for participation in each project before the first anniversary of a finalized agreement.

The Olympic Property

The Olympic property consists of 112 unpatented claims about 17 miles south of Gabbs, Nevada.  The property includes the past-producing Olympic and Loo gold mines along with numerous surface prospect pits and shallow underground workings.  Historical records credit the Olympic with 40,000 ounces of gold production in the early 20th century from three levels and 3,000 feet of underground workings, primarily from a low angle, epithermal quartz vein that ranged from 2 to 7 feet thick and reportedly averaged 0.95 ounces per ton gold.

Timberline has conducted geologic mapping, rock chip geochemical sampling and additional claim staking at the Olympic property, as well as compilation of data from previous operators.  These efforts have identified two major volcanic-hosted precious metal systems occurring and possibly overlapping on the Olympic property.  These systems comprise a combined area of approximately three square miles of alteration with large sections containing zones highly anomalous in gold and trace elements.  These mineralized areas have only been partially tested.

The Sun Property

The Sun property consists of 47 unpatented lode claims, along trend and two miles southeast of the Olympic Mine, between the Simon Silver-Lead District to the west and the Mina gold system to the east.   The Mina Mine has both historic production and a reported drill-indicated resource of approximately 80,000 ounces of gold.  There have been several exploration efforts at Mina, most recently by Glamis Gold and MK Gold, some of whose work was conducted on ground now covered by the Sun claims.

Samples collected by Timberline personnel from altered rocks, quartz veins and mineralized structural zones are strongly anomalous in gold, arsenic, antimony and mercury.  The major geologic feature at Sun is a NW-SE trending structural zone that extends from the Mina Mine and continues through the Sun claim group.  Mapping and sampling efforts have identified two untested target areas along strike with the Mina Mine.

The Sedi-Met Agreements

The Olympic property was acquired under a Letter of Intent (“LOI”) between Timberline and Sedi-Met, and then formalized with a Mineral Lease Agreement signed in March 2004.  Terms of the agreement included an initial payment of $15,000 and 10,000 shares of Timberline stock, with future payments increasing by $5,000 per year to a maximum of $40,000.  The lessor retained a 3-percent NSR royalty, reducible by 1-percent for a cash payment of $500,000.

In April 2005, the Company’s mineral lease agreement with Sedi-Met was amended to reflect additional claims (the Sun claims) that had been added, and a modification of the area of interest.  The amendment allowed the Olympic property to be unitized with the Sun property, which is held by different owners (Howard Adams and David Miller).  Payment and royalty terms with Sedi-Met were unchanged.  See Exhibit 10.4 (Sedi-Met, Inc. Agreement/Mineral Lease for Olympic Mine, Nevada) in the Company's Form 10SB/A and incorporated by reference herein.

The Cedar Mountain Prospect

The Cedar Mountain prospect includes the PAC, HD, and ACE properties, all of which are early-exploration stage gold properties.

The PAC Property

The PAC property consists of 14 unpatented mining claims, two miles north of the historic Pactolus workings and ten miles west of the Paradise Peak Mine.  It lies along a NW-SE trending belt of intrusive rhyolite domes that are coincident with the Paradise Peak and Rawhide mines, as well as the HD claims.  Timberline personnel have mapped and sampled the property, identifying two attractive targets: favorable rhyolitic stratigraphy in contact with a quartz vein system and a low-angle mineralized structure.

The HD Property

The HD property consists of 23 unpatented mining claims located 18 miles southeast of Gabbs.  It lies along a NW-SE trending belt of intrusive rhyolite domes that are coincident with the Paradise Peak and Rawhide mines, as well as the PAC claims.  The property was explored by Kennecott Exploration and Homestake Mining during the 1980s.  The alteration features and geochemical signature at HD indicate a high-level mineralized system anomalous in mercury and arsenic with trace amounts of gold.  Targets at HD include a silica system at depth and favorable volcanic stratigraphy adjacent to a major structure.

The ACE Property

The ACE property consists of 11 unpatented mining claims located just south of the past-producing Warrior Mine which had limited gold production at average grades slightly less then one ounce per ton.  Potential targets include a continuation of the gold bearing vein system, disseminated mineralization within favorable volcanic rocks, and replacement mineralization within underlying carbonate rocks.  Rock chip samples demonstrate anomalous gold and strongly anomalous mercury that may be leakage along structure from a mineralized body.

The Miller-Adams Agreements

The Sun, PAC, HD and ACE claim groups were acquired under a Letter of Intent (“LOI”) in January 2004 between Timberline and J. David Miller and Howard Adams.  The LOI called for an initial payment of $10,000, an additional payment of $12,000 due by April 2004, and 10,000 shares of Timberline common stock.  The LOI also called for an initial work commitment of $50,000. A 3-percent NSR royalty was reducible to a 1-percent NSR by the performance of specified work commitments and a cash payment of $500,000.  Work commitments were $50,000 during the first lease year, $75,000 during the second lease year, and $100,000 during each year thereafter.  These work commitments were applied to the four claim groups as a whole, and covered the total number of claims identified in the LOI.

In April 2005, the Mineral Lease Agreement for the Sun, PAC, HD, and ACE properties was amended.  Consideration paid under the amended Agreement of April 2005 was an additional $10,000 plus 20,000 shares of the Timberline common stock.

The amended Agreement segregated the Sun claims into a separate agreement, and then modified the area of interest of the Sun group to be compatible with the area of interest of the Sedi-Met agreement (for the Olympic property) described above.  The Agreement calls for an annual work commitment of $50,000 for the Sun property and payment in cash may be made in lieu of the work expenditures.  A 3-percent NSR royalty will be paid on any production from the Sun claims.  The royalty can be reduced by 1-percent for work expenditures of $150,000 prior to October 1, 2007, and an additional 1-percent by a cash payment of $150,000.  See Exhibit 10.1 (Miller-Adams Agreement/Mineral Lease for “Sun” Property, Nevada) in the Company’s Form 10SB/A which is  incorporated by reference herein.

The amended Agreement reflects the addition of claims to the PAC, HD, and ACE claim groups and now 65 unpatented mining claims are covered by the Agreement on those properties.  Annual payments on the PAC, HD, and ACE properties escalate to $25,000 by March 30, 2008.  A 3-percent NSR royalty will be paid on any production from the claims. The royalty can be reduced by 1-percent for work expenditures of $250,000 prior to October 1, 2007, and an additional 1-percent by a cash payment of $150,000.  Work commitments are $30,000 annually, and payment in lieu of work expenditures can be made.  See Exhibit 10.2 (Miller-Adams Agreement/Mineral Lease for HD, ACE, PAC Claims, Nevada) in the Company’s Form 10SB/A which is incorporated by reference herein.

The Downeyville Prospect

In April 2005, Timberline entered into a Mineral Lease Agreement to acquire the Downeyville Prospect, which is comprised of 21 unpatented mining claims in Nye County, Nevada, approximately ten miles north of the Paradise Peak Mine.

The property is characterized by strongly-oxidized shear-controlled and replacement-type mineralization.  A magnetic high southwest of the claim group under alluvial cover was discovered by an airborne geophysical survey and may represent a buried intrusive related to the distal base and precious metal mineralization seen on the claims.  The high zinc grades and consistently elevated gold and silver values accompanied by pyrrhotite, magnetite, and tremolite-actinolite indicate a proximal gold skarn system, similar to the McCoy-Cove Mine.  Some minor past production has occurred on the property, as evidenced by the existing dumps.

Twenty-three rock chip samples have been collected by Timberline geologists from mapped structures and existing dumps on the property, nine of which returned assays ranging from strongly anomalous to ore-grade values, up to 28-percent zinc, 12.9 oz/t silver, and 0.24 oz/t gold.  The Company intends to conduct additional geological mapping and geochemical sampling programs, along with possible geophysical surveys to assist in drill target selection.

The Downeyville claims are held under a Mineral Lease Agreement that called for an initial payment of $12,000 plus 8,000 shares of Timberline common stock, followed by annual payments of $10,000 beginning in 2006.  A 3-percent NSR royalty will be paid on any production from the claims, which can be reduced by 1-percent for work expenditures of $150,000 prior to October 1, 2008, and an additional 1-percent by a cash payment of $150,000.  Work commitments are $20,000 the first year and $50,000 annually thereafter, and payment in lieu of work expenditures can be made.  See Exhibit 10.3 (Miller-Adams Agreement/Mineral lease for DOW Claims, Nevada) in the Company’s Form 10SB/A which is incorporated by reference herein.

NEVADA SILVER PROPERTY

The Sanger Prospect

In September 2004, the Company signed a Letter of Intent (“LOI”) with Renegade Exploration, Inc. (“Renegade”) for nine unpatented lode mining claims (“the Sanger Claims”) near the Sanger Mine, in Esmeralda County, Nevada.  The Company reimbursed Renegade for the recording and filing fees on these claims.  The LOI contemplated an initial payment for the claims, and preparation of a formal mineral lease agreement, once other adjacent property was acquired.  Thus far, the Company has been unsuccessful in acquiring the adjacent property, and the conditions of the LOI have not been fulfilled.  It is the intention of the Company and Renegade to amend the LOI, such that the Company will continue to pay the claim maintenance fees on the nine unpatented claims, until such time as the adjacent property is acquired, when the LOI will be converted to a formal mineral lease agreement.  Subsequent to the date of the financial statements, the Company amended this letter of intent, extending it for one year.

In August 2005, an amended letter of intent was signed with Renegade for the Sanger Claims.  The amended LOI has a term of one year, or until it is replaced with a formal mineral lease agreement and calls for Timberline to make the annual claim maintenance payments on the Sanger Claims with the Bureau of Land Management.  An initial payment of $1,000 was made by Timberline to Renegade, on execution of the amended LOI.  Other terms specified in the LOI, to be included in the formal agreement, call for annual payments beginning at $5,000 annually and escalating after four years to $25,000 annually.  The LOI specifies that a 1-percent NSR royalty will be paid on any production from the claims.  This royalty can be purchased for a cash payment of $500,000.  The LOI also calls for the issuance of 10,000 shares of Timberline common stock on execution of the formal agreement, and an additional 10,000 shares on the first anniversary of the formal agreement.   See Exhibit 10.10 (Renegade Exploration Letter of Intent) in the Company’s Form 10SB/A which is incorporated by reference herein.

The Sanger Claims are located adjacent to and on-strike with the main mineralization developed in the Sanger Decline.  There are five additional unpatented lode-mining claims that control the portal of the decline into the Sanger Mine that are owned by a third party.  The target geology at the Sanger prospect is a silver-bearing vein, approximately 6 to 10 feet wide, grading approximately 9 to 20 oz/t silver.

The Sanger Mine was developed by Inspiration Development Company during the 1970s.  A decline was driven to the vein and small-scale mining was conducted before declining silver prices closed operations in the 1980s.

IDAHO COPPER-SILVER PROPERTY

The Snowstorm Prospect

In August 2004, Timberline signed a Letter of Intent (“LOI”) with Hecla Mining Company (“Hecla”) to conduct exploration on ground controlled by Hecla in Shoshone County, Idaho.  A formal earn-in agreement replaced the LOI in December 2004, allowing Timberline to earn a 49-percent interest in the project by spending $250,000 by October 2006.  The formal agreement covered an area of interest consisting of private mineral rights held by Hecla and unpatented lode mining claims staked by Timberline.  Adjacent properties were added by Timberline through a Lease Agreement with Snowshoe Mining Company (“Snowshoe”).  The property covered by the Agreement is detailed in Exhibit 10.7 of the Company’s Form 10SB/A which is incorporated by reference herein.

The Snowstorm prospect is located in north Idaho’s “Silver Valley” and features the historic Snowstorm Mine, a small but profitable operation from the early-1900s that produced 800,000 tons of ore averaging 4-percent copper and 6 oz/t silver.  Snowstorm mineralization occurred as disseminated copper and silver found in the same Revett quartzites that host the Troy, Rock Creek and Montanore deposits on the Montana Copper Sulfide Belt, but was of a much higher grade.  The Snowstorm property lies in the southwest corner of the Montana Copper Sulfide Belt where it overlaps the northeast corner of the Coeur d'Alene Mining District, just north of Hecla’s Lucky Friday Mine.

The mineralized horizon at the Snowstorm Mine was discovered in outcrop, and subsequently developed with four adits, each driven at lower elevations to access its nearly vertical structure.  The horizon appears to have been faulted out or displaced near the lowest adit and little systematic exploration has been conducted for the truncated lower portion of the Snowstorm ore body.   Zones of higher-grade, secondary-enriched copper-silver ore similar to the one mined at Snowstorm will be sought by exploration efforts, in addition to the more typical disseminated Troy-type mineralization.

2005 Exploration Program

Exploration work has been conducted in the project area for decades.  U.S. Borax conducted a program focusing on the nearby Military Gulch area during the 1980s.  Later, Silver Mountain Lead Mines, The Bunker Hill Company, and Hecla held the project area and also conducted significant exploration.  Timberline has obtained access to most of this data, which represents hundreds of thousands of dollars worth of work.  This data was reviewed and assembled to aid in the development of the 2005 exploration program.

In late-2005, Timberline completed a Phase I exploration program at Snowstorm, designed as an initial evaluation of the potential for copper-silver mineralization in Upper Revett quartzite within the large project area.  The program consisted of 10 core holes totaling 4,104 feet, drilled at nine widely-spaced sites along the projected mineralized horizon at depths ranging from 149 to 712 feet.

Mineralization was found to occur within the lower unit of the Upper Revett quartzite, with all ten drill holes encountering the quartzite in thicknesses varying from 37 to 57 feet.  Six holes encountered narrow irregular bands of mineralization grading up to 0.8-percent copper and 1.4 oz/t silver over a two-foot interval within the stratigraphic unit, with two additional holes returning anomalous values.  Although the continuity of the stratigraphy and the mineralized horizon was demonstrated, bulk grades across the horizon were sub-economic, with copper values typically less than 0.3-percent and silver values typically less than 0.25 oz/t.  Much of the mineralization in the shallower intercepts was oxidized with leaching contributing to the lower grades.  In the sulfide zones, chalcopyrite was the predominate sulfide rather than bornite or chalcocite.  Results of the drilling were reported in the Company’s 8-K report dated January 3, 2006.

Timberline submitted a technical report on the Phase I exploration program at Snowstorm, along with a Phase II exploration proposal, to Hecla as required by an earn-in agreement.  Hecla has subsequently elected not to participate in future expenditures at Snowstorm and thus retains a 4-percent NSR royalty on any future production from the project.  Timberline now controls 100-percent of the Snowstorm prospect.  See Exhibit 10.l7 (Hecla Agreement/Joint Venture Agreement for Snowstorm, Idaho) in the Company’s Form 10SB/A which is incorporated by reference herein.

Future Work Plan

Despite the inability of the Phase I program to indicate the presence of an economic Troy-type deposit over a broad area west of the Snowstorm Mine, at least three high-potential targets remain to be tested and were included in Timberline’s Phase II exploration proposal.  They include:

•

The faulted extension of the historic high-grade Snowstorm orebody.  The Snowstorm Mine was a small but highly profitable operation that produced 800,000 tons of ore averaging 4-percent copper and 6 oz/t silver.  The deposit was clearly truncated by a fault, the extension for which has never been found.

•

The known low-grade stratabound copper-silver mineralization peripheral to the Snowstorm workings.  Past drilling, primarily by Hecla, has demonstrated a “halo” grading approximately 1-percent (20 pounds per ton) copper and 1 oz/t silver and containing an estimated 5 to 10 million tons of mineralized material.

•

The potential for a southeast-plunging ore zone in the area north and northwest of the upper Missoula workings and, perhaps, other stratabound targets within the Lower Revett quartzite below the stratigraphic section tested in Phase I.

The Snowshoe Agreement

In May 2005, the Company signed a Mineral Lease Agreement with Snowshoe for additional ground adjacent to the Snowstorm project area.  The property subject to the Snowshoe Agreement includes the patented claims of Mineral Survey 2224, encompassing an area of approximately 76 acres, just west of the Snowstorm claims.  The Agreement calls for an initial payment of $8,000, with annual payments increasing to $15,000 by May 2009, and remaining at that level thereafter.  The Company will pay a 3-percent NSR royalty on any production from the Snowshoe property, and will perform a minimum of $10,000 worth of exploration work upon it annually.  The work may be performed on or for the benefit of the Snowshoe claims. See Exhibit 10.8 (Snowshoe Mining Co. Lease/Mineral Lease Property at Snowstorm, Idaho) in the Company’s Form 10SB/A.  Hecla previously elected to include the Snowshoe claims within the area of interest, and will consequently receive a 1-percent NSR royalty on any production from the Snowshoe property.

IDAHO GOLD PROPERTY

The Spencer Prospect

The Spencer prospect covers 640 acres on the western end of the Kilgore-Spencer Trend, a northeast-trending belt of rhyolite volcanics known to host epithermal gold-silver mineralization, just south of a privately-held opal mine near the town of Spencer.  The Company believes that the property has the potential to host both open-pit and underground gold deposits.

The project area is six miles southwest of the Kilgore deposit, an epithermal ore body with a NI 43-101 compliant indicated and inferred resource of 487,000 ounces of gold from 16.7 million tons grading 0.03 oz/t.  The deposit was defined by nearly 200 core and reverse-circulation drill holes totaling over 125,000 feet, primarily by Echo Bay and Placer Dome in the 1990s.  Although the existing resource is presented a possible open pit deposit, drilling has shown underground potential at Kilgore as well, with high-grade gold intercepts including 9.0 oz/t over 10 feet and 0.56 oz/t over 25 feet.

The Kilgore property is now held by Canadian-listed Kilgore Minerals Ltd.  In 2004, Kilgore Minerals announced the discovery of a new gold zone nearly a mile southwest and along trend from the existing resource, where they encountered a 10-foot intercept grading 0.465 oz/t gold within a 170-foot section grading 0.04 oz/t gold.

The geochemistry at Spencer is similar to that shown at Kilgore and is consistent with the upper levels of an epithermal system.  Rock sampling at Spencer has returned values of up to 0.20 ppm gold, 3.6 ppm silver, 8.7 ppm mercury, and 88 ppm arsenic.  Although there was considerable interest in the region during the 1980s and 1990s following the Kilgore discovery, the Spencer property has never been drill tested.

The Company has performed a phase-one exploration program consisting of reconnaissance-scale geological mapping along with rock chip and soil geochemical sampling.  Future work may include more detailed mapping and sampling, and possibly a geophysical survey, to help define drill targets.  A geologic correlation model between Spencer and Kilgore is also proposed, based upon their similar stratigraphy and alteration.

The Spencer Prospect is held by State of Idaho Department of Lands Mineral Lease No. 9347. The Mineral Lease was issued to a prior Director of Timberline, who assigned it to the Company for consideration of common stock and approximately $3,000 in expenses.

The prospect is located in Section 16, Township 12 North, Range 37 East, in Clark County, Idaho.  The lease covers an area of approximately 640 acres and calls for annual payments to the State of Idaho of $640.  Royalties on production of previous metals are 5-percent of the gross receipts from the sale of minerals produced, less reasonable transportation, smelting and treatment costs.  See Exhibit 10.5 (Assignment of State Lease/State Lease for Spencer Property) in the Company’s Form 10SB/A which is incorporated by reference herein.

MONTANA COPPER-SILVER PROPERTIES

The Minton Pass, East Bull, Standard Creek and Lucky Luke Prospects

In 2004, Timberline acquired four properties on the Montana Copper Sulfide Belt in Lincoln and Sanders counties, all of which were then leased to Sterling Mining Company (“Sterling”).  All four properties are interpreted as sediment-hosted copper-silver occurrences located in the Revett Formation of the Montana Copper-Silver Belt and are considered early-stage exploration prospects.  The properties were held by U.S. Borax and its successor company, Kennecott Exploration, during the 1980s and early-1990s.  Timberline has acquired the mapping and sampling data from the U.S. Borax program.  There has been no documented activity in these areas since 1992.

In the 1970s and 1980s, major exploration companies identified several copper-silver occurrences within the Montana Copper Sulfide Belt, and successfully outlined three world-class ore bodies, including Troy, Rock Creek and Montanore.  These quartzite-hosted deposits are characterized by their lateral extensive size and continuity of mineralization.  The Troy Mine produced 390 million pounds of copper and 44 million ounces of silver from 1981 to 1993, and the undeveloped Rock Creek deposit is reported to contain 137 million tons of ore averaging 0.72-percent copper and 1.67 oz/t silver.  Many of the copper-silver occurrences, including those held by the Company, were evaluated in only a cursory manner during previous exploration.

Metasedimentary rocks of the Precambrian Belt Supergroup underlie the area. Outcropping rocks consist of a sequence of argillites, siltstones, and quartzites representing the basal portion of the Wallace, St. Regis, and Revett formations, along with the upper portion of the Burke Formation.  Locally, these rocks strike northwest with a shallow westerly dip.  Major faulting associated with the mineralization is generally north-northwest.  Disseminated bornite with secondary chrysocolla and malachite is reported to occur within a specific quartzite horizon of the Revett Formation.

All claims were staked by Timberline and are not subject to any underlying production royalty.  All of these claims have been filed with the BLM and their serial numbers can be found in Exhibits that are included in the Company's Form 10SB and 10SB/A and are incorporated by reference herein.

The State of Montana has banned the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold.  Since Timberline’s Montana prospects are for silver and copper only, this ban does not affect our plans in Montana.

Minton Pass

Minton Pass is a copper-silver occurrence first recognized during the early exploration phase of the Montana Copper-Sulfide Belt, and is comprised of 20 unpatented mining claims near Trout Creek.

The property has been explored intermittently since its discovery in 1966 with exploration focused on two mineralized horizons.  Mapping, sampling and trenching were conducted to better define the extent of the mineralization at Minton Pass and there is evidence of several drill holes on the claims.  Rock chip sampling over a 17-foot stratigraphic thickness averaged 0.70-percent copper and 1.78 oz/t silver.  The thickness and grade of Minton Pass mineralization is consistent with the geologic model, exhibiting similarities to the Troy and Rock Creek deposits.

Lucky Luke

The Lucky Luke prospect consists of 20 unpatented mining claims located on U.S. Forest Service property northwest of Thompson Falls.  The property has seen limited historic production via an adit that was driven on a mineralized quartz vein and eventually extended for 1,000 feet.  Exploration work at Lucky Luke has included several shallow trenches that crosscut at least two quartz veins with strike lengths in excess of 3,000 feet.  Chip samples from the vein contained 6 oz/t silver along with significant copper mineralization.

East Bull

The East Bull prospect consists of 19 unpatented mining claims located on U.S. Forest Service property about one mile east of the Troy Mine.  The primary feature at East Bull is its potential for stratiform silver-copper mineralization in the Upper or Lower Revett Formation on either side of the Bull Lake Fault, a large and untested structure near the Troy Mine.

Standard Creek

The Standard Creek prospect consists of 29 unpatented mining claims located on U.S. Forest Service property about six miles east of the Montanore deposit.  The property was staked on the basis of high-grade vein mineralization that has returned assay values of up to 0.10 oz/t gold, 9.95 oz/t silver, 0.69-percent copper, 3.6-percent lead, and 1.2-percent zinc.  In 1987, U.S. Borax mapped and sampled the property, and then drilled a single 1,450-foot core hole to the south of the existing claim block that encountered only trace amounts of pyrite, chalcopyrite and bornite.  A drill test to the north, closer to the vein mineralization, is still warranted.

Lease Agreement with Sterling Mining Company

In November 2004, the Company signed a Mineral Lease Agreement with Sterling for a twenty-year lease on the four claim groups described above.  While Sterling retains the lease on these properties, any work program will be performed and paid for by Sterling.  Consideration for the Agreement included a cash payment of $19,600 for expenses incurred in staking the claims, and forgiveness of loans totaling $65,000 in principal and accrued interest of $2,669.  The Agreement calls for Sterling to make annual lease payments of $5,000 per claim group retained in the Agreement, beginning on June 1, 2007, and to pay a 1-percent NSR royalty on any production from the claims that are subject to the Agreement.  Timberline deems income derived from this arrangement as lease income.  See Exhibit 10.6 (Sterling Mining Co. Lease/Mineral Lease with Sterling Mining for four claim groups in western Montana) in the Company’s Form 10SB/A which is incorporated by reference herein.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 22, 2006 we held our 2006 annual meeting of shareholders,  at the Coeur d’Alene Inn and Conference Center, 506 West Appleway, Coeur  d’Alene, ID 83814 which all matters submitted to a vote of the company's shareholders as described in the proxy  statement  filed  with the SEC on September  8, 2006 were approved.

11,554,523 shares were present, all by valid proxy.

At the 2006 Annual Meeting, our shareholders took the following actions:

Election of Directors - Our shareholders elected John Swallow, Paul Dircksen, Stephen Goss, Eric Klepfer and Vance Thornsberry to serve as directors until the next annual meeting of shareholders or until their successors are elected and qualified. The number of votes cast for each of these individuals is set forth below:

Director

Shares For

Shares Against

Share Abstentions

John Swallow

11,544,273

      10,000

250

Paul Dircksen

11,544,273

      10,000

250

Steve Goss

11,544,273

      10,000

250

Eric Klepfer

11,544,273

      10,000

250

Vance Thornsberry

11,544,273

      10,000

250

Ratification of Accountants - Our shareholders ratified the appointment of DeCoria, Maichel & Teague, P.S. as our independent certified public accountants for the fiscal year ended September 30, 2006.   The vote totals were 11,554,273 shares for, 0 shares against and 250 shares abstained.

Stock Options - Our shareholders approved an amendment to our Amended 2005 Equity Incentive Plan increasing the number of shares available for issuance under the plan.  The vote totals were 10,863,914 shares for, 60,625 shares against and 629,984 shares abstained.

(See Exhibit 10.19 originally filed September 8, 2006 as Exhibit A with our SCH Def14A (Proxy Statement) and incorporated by reference herein.)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

From February 2004 until July 6, 2006, our common stock was only traded between stockholders and third parties on an individual transaction basis and trading prices were published in the “pink sheets,” a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities. Since July 7, 2006, our common stock has been traded on the OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Based on information obtained from the pink sheets through July 6, 2006, and from the OTC Bulletin Board since July 7, 2006, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended September 30, 2004, 2005, and 2006 are set forth in the table below, after giving effect to the Company’s January 2004 one for four reverse common stock split:

       Price Range

High($)

Low($)

Quarter ended 12/31/03 (1)

N/A

N/A

Quarter ended 3/31/04

$1.75

$1.30

Quarter ended 6/30/04

$1.40

$0.75

Quarter ended 9/30/04

$1.05

$0.75

Quarter ended 12/31/04

$0.70

$0.56

Quarter ended 3/31/05

$0.66

$0.55

Quarter ended 6/30/05

$1.00

$0.35

Quarter ended 9/30/05

$0.47

$0.35

Quarter ended 12/31/05

$0.56

$0.30

Quarter ended 3/31/06

$0.85

$0.67

Quarter ended 6/30/06

$1.10

$0.50

Quarter ended 9/30/06

$0.85

$0.60

 (1)

Prior to February 2004, the Company was known as Silver Crystal Mines, Inc. and was inactive and not traded on any recognized exchange.

Currently, there are 12 broker-dealers making a market in our common stock.  On January 8, 2007, the closing bid and asked prices of our common stock as published on the OTC Bulletin Board were $1.30 and $1.34 per share, respectively.

Holders

As of December 31, 2006, there were 640 holders of record (of which we are aware) of the Company’s Common Stock.

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

Sales of Unregistered Securities

During the year ended September 30, 2006, we sold unregistered securities. Those sales have been previously reported in our Current Reports on Form 8K that we have filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with our acquisition of Kettle Drilling Inc. (“Kettle”) in March 2006, we have advanced a new, aggressive business plan.  Prior to our purchase of Kettle, the Company had not had any revenues and only losses since well before that time.  Accordingly, a comparison of our financial information for prior accounting periods would not likely be meaningful or helpful in making an investment decision regarding our Company.

Kettle specializes in hardrock, underground drilling – a niche business that we believe is perfectly positioned as the industry matures and exploration projects are advanced into producing mines.  Kettle has generated over $6-million in revenues in the 7 months from March through September of this year – with over $1.2-million of that from its recently formed Mexican subsidiary, World Wide Exploration, S.A. de C.V.  (“World Wide”).  Kettle had gross revenue of roughly $5.4-million for the entire 12 months of 2005.

Since completing the acquisition, Kettle has invested in several state-of-the-art, computerized drills (with additional drills on back order), has invested over $750,000 in World Wide, and has sharply increased its staffing in anticipation of increased demand for drilling services and a shortage of experienced people.  Kettle owns eight main service modernized core drills in the U.S. with an additional three main service modernized core drills in Mexico.  In addition, Kettle owns several smaller and less modern drills that it uses on an as needed, special application basis.  A substantial portion of the Company’s core drill purchases are financed through capital leases.  Payment for the fiscal year ending September 30, 2006 under these capital leases was $251,980.  The following fiscal year payments are due under these leases: $588,060 (2007), $433,875 (2008), $255,332 (2009) and $118,875 (2010).

Kettle also owns a fleet of vehicles, trucks and fork lifts for its drilling operations.  Other equipment and vehicles were financed with notes collateralized by the equipment or vehicles. Monthly payments under the notes at September 30, 2006 were $15,882. The following fiscal year payments are due under these financing arrangements: $165,849 (2007), $135,069 (2008), $102,243 (2009) and $37,203 (2010).

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $46,377 in the fiscal year ending September 30, 2006. The current leases call for total payments of $27,100 in fiscal year 2007.

This year, we also invested in building a top-notch exploration team and property portfolio.  In March, we hired Paul Dircksen as our VP of Exploration.  (See “Item 9 – Directors and Executive Officers of the Registrant”, below.)  Paul is an experienced and well-connected geologist who has been part of nine different gold discoveries, six of which became producing mines.  He has immediately brought upper tier exploration capabilities to Timberline as evidenced by our joint-venture with Christopher James Gold and by district-scale property deals at East Camp Douglas and Conglomerate Mesa.

We also paid back $400,000 of the Notes relating to the Kettle purchase this year.

Our business plan for the next twelve months is to continue to grow both our domestic and Mexican drilling operations as well as to continue to evaluate and advance our exploration prospects – either on our own or through joint venture.  We anticipate that our exploration costs will be at least $660,000 over the next 12 months.  However, since the exploration business is essentially a research and development activity, our exploration costs are largely dependent upon near-term results, and thus future plans are always subject to review and revision.

The revenues earned in the year ending September 30, 2006, were primarily derived from contracts entered into in 2005, and were governed by the Kettle 2005 price schedule.  Renewal of those contracts, if that occurs, should be subject to price increases in the range of 30 to 70 percent (subject to market dynamics).  Included in the acquisition are all of Kettle’s assets and liabilities, such as existing contracts and accounts receivable and payable.  As planned, cash flow from drilling operations has been reinvested into the drilling business and deployed toward high-potential mineral exploration ventures, including due diligence efforts and down payments for high-potential gold exploration properties.  Kettle is also investigating expanding its operations and consulting services into additional foreign markets beyond Mexico.

Subsequent to year-end, we completed a private placement for a total of $2.73-million in December 2006.  Also subsequent to year-end, Kettle acquired an operating line of credit from a local bank for $600,000, and a commitment for a $1.5-million equipment purchase line of credit. We believe that we have sufficient funds and revenues to proceed with our business plan over the next 12 months.  However, if we are incorrect with our anticipated revenues and expenses over the next 12 months, we may not be able to proceed with all aspects of our business plan, including our planned exploration activities, without additional financing.

Along with the new hires and expansion at Kettle, we also recently hired new auditors (see “Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”, below) and added Mike Wilson as our CFO (see “Item 9 – Directors and Executive Officers of the Registrant”, below).  We have also recently retained an Investor Relations firm.

Anticipated Exploration Expenditures Over the Next 12 Months	Amount
Management of the Exploration Activity (Snowstorm Project)	$15,000
Management of the Exploration Activity (Olympic/Sun Property)	15,000
Geology, geochemical evaluation and permitting (Conglomerate Mesa Properties)	250,000
Geology, geochemical, induced polarization and other evaluation and surveying (Downeyville Property)	60,000
Geological Evaluation (Spencer Property)	20,000
Geological Evaluation (Sanger Project)	15,000
Geology, geochemical and other evaluation and permitting (East Camp Douglas Properties)	75,000
Geology, geochemical evaluation and surveying (Long Canyon Properties)	60,000
Project Generation activities	150,000

Total	$660,000

Results of Operations for Years Ending September 30, 2005 and 2006

Financial Information from Comparative Years

We did not earn any revenues during the years ending September 31, 2005, and only began to earn revenues after the acquisition of Kettle.  With respect to our mineral exploration activities, we do not anticipate earning revenues until such time, if at all, that we have successful exploration results.  We are presently in the exploration stage of the mining business.  We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $550,062 for the fiscal year ended September 30, 2005, and $2,960,331 for the year ended September 30, 2006.

Our net loss increased from $530,973 during the year ended September 30, 2005 to $1,966,177 during the year ended September 30, 2006 primarily due to incurring of the costs related to the acquisition and operation of Kettle, the formation and establishment (which includes purchasing of equipment and the hiring of personnel, etc.) of World Wide, and mineral exploration expenses resulting from our increased exploration activities.  Specifically, our general and administrative expenses increased from $160,741 to $2,429,317 and our mineral exploration expenses increased from $389,321 to $531,014.

Financial Condition and Liquidity

At September 30, 2006, we had assets of $10,594,702 consisting of cash in the amount of $732,245 and other assets of $9,862,457.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained in Item 7, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Our critical accounting policies are as follows:

Exploration Expenditures

All exploration expenditures are expensed as incurred.  Payments made to lease mineral properties are expensed until proved reserves are established.

Revenue Recognition

Generally, the Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract. In some cases, the customer is responsible for mobilization and “stand by” costs when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Usually, the specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling.  Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments.

Intangible Assets

Intangible assets from the acquisition of Kettle Drilling, including employment contracts, and customer drilling contracts, are stated at the estimated value at the date of acquisition.  Amortization of employment contracts is calculated on a straight-line basis over a useful life of six years.  Amortization of the drilling contracts is calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts will be periodically tested for impairment. Any impairment loss revealed by this test would be reported in earnings for the period during which the loss occurred.

Inventories

The Company values its inventories at the lower of average cost or market, using the first-in-first-out (FIFO) method.  Allowances are recorded for inventory considered to be in excess or obsolete. Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of inventory previously used in drilling and still considered useable, is valued at 25-90% of cost depending on remaining life expectancy.

Review of Carrying Value of Property and Equipment for Impairment

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Goodwill

Goodwill relates to the acquisition of Kettle Drilling.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

ITEM 7.  FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2006 and 2005

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

39

Consolidated statements of operations

40

Consolidated statements of stockholders’ equity

41

Consolidated statements of cash flows

42

Notes to consolidated financial statements

44

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
		(Restated)
ASSETS

CURRENT ASSETS:
Cash	$732,245	$174,270
Accounts receivable	1,305,496	-
Employee receivables	7,596	-
Inventories	865,566	-
Prepaid expenses	80,294
TOTAL CURRENT ASSETS	2,991,197	174,270

PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation	4,416,905	457

OTHER ASSETS:
Deposits	10,020	-
Intangible assets, net of amortization	368,056	-
Goodwill	2,808,524	-
TOTAL OTHER ASSETS	3,186,600	-

TOTAL ASSETS	$10,594,702	$174,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,321,854	$38,896
Accrued expenses	672,302	-
Accrued interest - related party payables	23,120	16,454
Deferred lease income	23,272	56,302
Current portion of notes payable - related party	1,222,524	-
Current portion of capital leases	478,099	-
Current portion of notes payable	165,849	-
TOTAL CURRENT LIABILITIES	3,907,020	111,652

LONG-TERM LIABILITIES:
Notes payable - related party, net of current portion	225,000	23,004
Capital leases, net of current portion	724,081	-
Notes payable, net of current portion	274,515	112,085
TOTAL LONG-TERM LIABILITIES	1,223,596	135,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized;
5,000,000 and none issued and outstanding, respectively	50,000	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 14,356,921 and 7,266,125 shares issued
and outstanding, respectively	14,357	7,266
Additional paid-in capital	10,429,403	2,984,217
Accumulated deficit	(5,029,674)	(3,063,497)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,464,086	(72,014)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$10,594,702	$174,727

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,	September 30,
	2006	2005
		(Restated)

REVENUES	$6,469,546	$-

COST OF REVENUES	4,989,789	-

GROSS PROFIT	1,479,757	-

GENERAL AND ADMINISTRATIVE EXPENSES:
Mineral exploration expenses	531,014	389,321
Other general and administrative expenses	2,429,317	160,741
TOTAL EXPENSES	2,960,331	550,062

LOSS FROM OPERATIONS	(1,480,574)	(550,062)

OTHER INCOME (EXPENSE):
Lease income	33,031	30,966
Amortization of intangible assets	(281,944)
Change in fair value of derivatives	25,453	(9,395)
Amortization of discount on notes payable	(15,365)	(694)
Interest expense, net	(246,778)	(1,788)
TOTAL OTHER INCOME (EXPENSE)	(485,603)	19,089

LOSS BEFORE TAXES	(1,966,177)	(530,973)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,966,177)	$(530,973)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.19)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,102,338	6,403,919

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2004	5,783,125	$5,783	-	$-	$2,527,650	$(2,532,524)	$909

Warrants exercised, net of commissions of $21,700	555,000	555	-	-	199,745	-	200,300

Common stock issued for mining property leases	78,000	78	-	-	35,322	-	35,400

Common stock and warrants issued for cash
at $0.20 per share	500,000	500	-	-	99,500	-	100,000

Common stock issued for cash at $0.25 per share	350,000	350	-	-	87,150	-	87,500

Vested portion of stock options granted	-	-	-	-	34,850	-	34,850

Net loss	-	-	-	-	-	(530,973)	(530,973)

Balance, September 30, 2005 (restated)	7,266,125	7,266	-	-	2,984,217	(3,063,497)	(72,014)

Vested portion of stock options granted	-	-	-	-	22,025	-	22,025

Stock options granted for exploration costs	-	-	-	-	10,304	-	10,304

Common stock issued for acquisition	164,000	164	-	-	103,396	-	103,560

Preferred stock issued for acquisition	-	-	5,000,000	50,000	3,900,000	-	3,950,000

Common stock and warrants issued for consulting	179,000	179	-	-	98,271	-	98,450

Common stock issued for cash for
exercise of warrants at $0.40 per share	500,000	500	-	-	199,500	-	200,000

Common stock and warrants issued for cash
at $0.55 per unit, net of offering costs	6,193,090	6,193	-	-	3,068,245	-	3,074,438

Common stock issued for compensation	50,000	50	-	-	39,450	-	39,500

Common stock issued for mining property leases	4,706	5	-	-	3,995	-	4,000

Net loss	-	-	-	-	-	(1,966,177)	(1,966,177)

Balance, September 30, 2006	14,356,921	$14,357	5,000,000	$50,000	$10,429,403	$(5,029,674)	$5,464,086

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,	September 30,
	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,966,177)	$(530,973)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	682,133	129
Loss on sale of asset	17,820	-
Amortization of deferred debt issuance costs	-	694
Change in fair value of derivatives	(10,090)	9,395
Common stock issued for services	39,500	-
Common stock and warrants issued for consulting	98,450	-
Common stock issued for mineral agreement and leases	14,304	35,400
Stock options granted for consulting	22,025	34,850
Non-cash lease income	-	(65,000)
Changes in assets and liabilities:
Accounts receivable	(263,321)	-
Inventories	343,644	-
Prepaid expenses and deposits	(50,969)	-
Employee advances	(5,206)	-
Accounts payable	836,264	3,664
Accrued expenses	523,356	-
Related party payable	-	7,776
Accrued interest, related party payables	6,667	(1,922)
Deferred lease income	(33,030)	56,302
Net cash provided (used) by operating activities	255,370	(449,685)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of equipment	(274,315)	-
Proceeds from sale of assets	30,990	-
Cash paid for acquisition of subsidiary	(2,400,000)	-
Net cash used by investing activities	(2,643,325)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank overdraft payable	(290,843)	-
Net payments on line of credit	(63,906)	-
Proceeds from related party notes payable	794,000	125,000
Payments of related party notes payable	(483,920)	-
Proceeds from notes payable and capital lease obligations	186,904	-
Payments on notes payable	(218,763)	-
Payments on capital leases	(251,980)	-
Proceeds from exercise of warrants	200,000	-
Proceeds from private placement, net	3,074,438	387,800
Net cash provided by financing activities	2,945,930	512,800

Net increase in cash	557,975	63,115

Cash at beginning of period	174,270	111,155

Cash at end of period	$732,245	$174,270

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$203,846	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Note payable paid by lease transfer	$-	$65,000
Captial lease payable for equipment purchase	$731,931	$-
Note payable issued for equipment purchase	$189,224	$-
Common stock issued for acquisition	$103,560	$-
Preferred stock issued for acquisition	$2,000,000	$-
Beneficial conversion on preferred stock	$1,950,000	$-
Note payable issued for acquistion	$400,000	$-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

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

On January 15, 2004, at the same time as the change in control, the Company entered a new exploration stage coinciding with the acquisition of new mining properties.  Upon entering its new exploration stage, the Company did not continue owning or developing any properties it owned previously, nor did it re-acquire any previously owned properties.  During fiscal years 2004 and 2005, the Company reported as an exploration stage company in accordance with Statement of Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”  During the first quarter of 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”), and exited the exploration stage (See Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis Of Presentation

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kettle Drilling and World Wide after elimination of the intercompany accounts and transactions.

Exploration Expenditures

All exploration expenditures are expensed as incurred.  Payments made to lease mineral properties are expensed until proved reserves are established.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Estimates and Assumptions

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued expenses and are carried at fair value. The carrying value of notes payable, capital leases, and related party notes payable approximate fair value based on the contractual terms of those instruments at September 30, 2006 and 2005.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers any highly liquid investments with original maturities of three months or less to be cash equivalents. Balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each U.S. financial institution.  The Company has a risk of loss on bank balances in excess of the FDIC insured amount.

Revenue Recognition

Generally, the Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract. In some cases, the customer is responsible for mobilization and “stand by” costs when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Usually, the specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling.  Revenues from leases are recognized when realized and earned according to the lease provisions and receipt of the lease payments.

Intangible Assets

Intangible assets from the acquisition of Kettle Drilling, including employment contracts, and customer drilling contracts, are stated at the estimated value at the date of acquisition.  Amortization of employment contracts is calculated on a straight-line basis over a useful life of six years.  Amortization of the drilling contracts is calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts will be periodically tested for impairment. Any impairment loss revealed by this test would be reported in earnings for the period during which the loss occurred.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.   Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.  Management considers all accounts receivable to be fully collectible at September 30, 2006, accordingly, no allowance for doubtful accounts has been recorded.

Inventories

The Company values its inventories at the lower of average cost or market, using the first-in-first-out (FIFO) method.  Allowances are recorded for inventory considered to be in excess or obsolete. Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of inventory previously used in drilling and still considered useable, is valued at 25-90% of cost depending on remaining life expectancy. At September 30, 2006, the Company had materials and supplies inventories of $865,566.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is approximately five to fifteen years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and amortized over the useful lives of the assets.  Generally all capital expenditures below $5,000 are expensed as incurred.

Review of Carrying Value of Property and Equipment for Impairment

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2006.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 10).

Translation of Foreign Currencies

All amounts are presented in U.S. dollars. World Wide’s operations in Mexico are translated at average rates of exchange for the year. The assets and liabilities of the Mexico operations are translated at the exchange rate in effect at the balance sheet date. The resulting foreign currency translation gain or loss is reported as a separate component of stockholders’ equity, when it is material to the financial statements.

Goodwill

Goodwill relates to the acquisition of Kettle Drilling.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. The impairment test was performed as of September 30, 2006 resulting in no impairment recognized in 2006.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.  Management has elected to value all options based under SFAS No. 123 prior to the adoption of SFAS No. 123 (R), and management expects no significant effect from the adoption of SFAS No. 123 (R).

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  The dilutive effect of convertible and exercisable securities, in periods of future income are as follows:

For years ended September 30,

2006

2005

Stock options

1,047,500

412,500

Warrants

3,186,045

500,000

Convertible preferred stock

   5,000,000

                 0

Total possible dilution

   9,233,545

      912,500

At September 30, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3".  The Statement establishes, unless impracticable, retrospective application as the  required method for  reporting  a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued.  The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or result of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated.  The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this Statement in fiscal 2007 will have material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – ACQUISITION OF KETTLE DRILLING:

On December 19, 2005, the Company signed a letter of intent to acquire Kettle Drilling, and it’s wholly owned subsidiary World Wide. The Company acquired Kettle to diversify its business with an operating company that provides drilling services to the mining industry.

On March 6, 2006, the Company acquired 100% of the voting interests of Kettle Drilling for $2.4 million in cash; notes payable of $400,000; 164,000 shares of unregistered common stock valued at an average price of $0.63 per share or $103,560 and issuing five million shares of preferred stock valued at $0.40 per share or $2,000,000. The preferred stock contains a beneficial conversion feature with a value of $1,950,000.

Net assets acquired at fair value at acquisition are as follows:

Assuming Kettle had been acquired as of the beginning of the period and included in the consolidated statements of operations, unaudited pro forma consolidated revenues, net income (loss) and net income (loss) per share would have been as follows:

For years ended September 30,

2006

2005

Gross revenues

 $

9,113,604

$

5,076,294

Net income (loss)

 $   (1,750,967)

$

     123,425

Net income (loss) per share-basic

 $              (.17)

$

  .02

Net income per share-diluted

$            .02

Included in intangible assets are management employment contracts and drilling contracts. The gross carrying value of the employment contracts is $200,000 and amortization expense for the year ended September 30, 2006 was $19,444. The gross value of drilling contracts is $450,000 and amortization expense of $262,500 for the year ended September 30, 2006 was recognized. Amortization expense for the employment contracts is expected to be approximately $33,000 for the next five years. Drilling contracts are expected to be fully amortized in 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 4 – CORRECTION OF AN ERROR:

The accompanying financial statements for September 30, 2005 have been restated to correct an error in the balance of deferred lease income and lease income.  The Company discovered that there was an error in the accounting for the lease income on its lease with Sterling Mining Company.  The Company is also restating for the change in the valuation of the convertible debenture.  The Company initially discounted the carrying value of  the debenture by the amount of the beneficial conversion rights, but instead is recognizing the full carrying value of the debenture as well as the fair value of the embedded derivative as prescribed under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  The effects of the restatement were to increase liabilities (specifically deferred lease income, convertible debt and derivative from convertible debt) by $187,744, decrease equity (specifically beneficial conversion rights) by $85,000, decrease change in fair value of derivatives by $9,395, decrease amortization by $1,666, decrease lease income by $56,302 and increase net loss by $64,029 ($nil per share).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 5 – MINERAL PROPERTY INTERESTS:

Lincoln and Sanders County Lease

On November 26, 2004, the Company signed a mineral property lease on four groups of unpatented lode mining claims (88 individual claims) located in Lincoln and Sanders County, Montana.  Upon execution of the lease, the Company was paid cash of $19,600 and the lessee forgave loans totaling $65,000 and related interest of $2,669.  In return, the lessee received the right to explore and mine the aforementioned claims through May 31, 2007.  In addition, the lessee can renew the lease on an annual basis after 2007 by making annual lease payments of $5,000 per claim group and paying a one percent (1%) net smelter   return   royalty  on  any   production   from  the  claims  that  are  subject  to  the agreement.  The Company is recognizing the $87,269 of lease income over the period of the initial lease which expires on June 1, 2007.  The Company has recognized $33,031 and $30,966, at September 30, 2006 and 2005, respectively, in lease income.  The remaining balance is included in the financial statements as “deferred lease income.”

East Camp Douglas

On August 15, 2006, the Company signed an agreement with Diversified Inholdings, LLC.  The agreement calls for Timberline to render annual advance royalty payments of $15,000 escalating to a cap of $75,000 and annual work expenditure obligations of $50,000, escalating to a cap of $100,000. Upon completion of a positive feasibility study or a production decision, the Company may purchase the property for $10,000 subject to a three percent Net Smelter Returns (“NSR”) royalty, of which one percent of the NSR may be purchased for $2 million.

Snowstorm Property

On December 1, 2004, the Company signed an earn-in agreement with Hecla Mining Company (“Hecla”) for the acquisition of patented mineral rights held by Hecla and 38 unpatented lode mining claims staked by the Company near the Snowstorm Mine, in Shoshone County, Idaho. The Company fulfilled its exploration expenditures to earn into the property and submitted a Phase 2 exploration program and budget to Hecla.   Hecla elected to withdraw from the venture but retains a four percent (4%) net smelter return royalty on any mineral production from the area of interest.

Olympic, Sun, HD, ACE and Pac Properties

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 5 – MINERAL PROPERTY INTERESTS, continued:

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

In March of 2006, the Company entered into a joint venture agreement with Christopher James  Gold  Corporation (“CJGC”),  a  Canadian company.  The joint venture agreement provides that the Company manages the exploration projects on the properties, but requires CJGC’s to fund the exploration costs in exchange for an undivided 75% interest in the above named properties. In connection with the agreement during 2006, CJGC paid $50,000 to the Company for lease expenses for the properties.

Downeyville Property

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

Snowshoe Mining

On May 23, 2005, the Company signed a mineral lease agreement with Snowshoe Mining Company for a group of patented mining claims covering 76 acres, adjacent to the Company’s Snowstorm property. The agreement calls for an initial payment of $8,000 which was made in 2005.  In 2006, the Company paid $4,000 in cash and 4,706 shares of the Company’s unregistered common stock valued at $0.85 per share, or $4,000. Annual payments increase to $15,000 by May 1, 2009, and remain at that level thereafter. The Company will pay a three percent (3%) net smelter return royalty on any production from the Snowshoe property, and will perform a minimum of $10,000 worth of exploration work annually on or for the benefit of the Snowshoe property.

Western Goldfields

On September 1, 2005, the Company signed a mineral lease agreement with Western Goldfields, Inc., for the acquisition of an interest in 16 unpatented lode mining claims owned by Western Goldfields, lying adjacent to the Company’s Snowstorm property. The agreement called for an initial payment of $2,000, plus the issuance of 50,000 shares of Timberline’s unregistered common stock. The agreement also called for the Company to grant warrants to Western Goldfields to purchase up to 250,000 common shares of the Company’s stock, at a price of $0.65 per share, from April 1, 2006 to April 1, 2008.  In conjunction with the signing of the lease, the Company made the initial payment and issued 50,000 shares of common stock as per the agreement. In April of 2006, the Company terminated its interest in Western Goldfield’s property and cancelled the 250,000 warrants.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 6 – PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

	September 30,
	2006	2005

Equipment and vehicles	$4,681,214	$643
Leasehold improvements	134,875
Total property and equipment	4,816,089	643
Less accumulated depreciation	(399,184)	(186)
Property and equipment, net	$4,416,905	$457

Property and equipment includes gross assets (primarily core drilling equipment) acquired under capital leases of $1,656,501 at September 30, 2006. Related amortization of assets subject to capital leases included in accumulated depreciation was $112,671 at September 30, 2006 (see Note 7).

Depreciation expense for the years ending September 30, 2006 and 2005 was $400,190 and $129, respectively.

NOTE 7 – CAPITAL LEASES:

The Company finances a substantial portion of their core drill purchases through capital leases. The capital lease obligations as of September 30, 2006 were $1,396,142.  Future minimum lease payments at September 30, 2006, for the related obligations under capital leases were:

Years Ending September 30,

2007	$588,060
2008	433,875
2009	255,332
2010	118,875
Total minimum lease payments	1,396,142
Less amount representing interest	(193,962)
Present value of minimum lease payments	1,202,180
Less obligations due within one year	(478,099)
Obligations under capital leases, due after one year	$724,081

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 8 – NOTES PAYABLE:

Notes payable at September 30, 2006 consisted of the following:

Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $15,882 per month, at rates ranging from 0.9% to 9.5% with a weighted average interest rate of approximately 7.0%.  The notes are collateralized by vehicles and equipment.

$ 440,364
Less current portion	(165,849)
$ 274,515

As of September 30, 2006, notes payable outstanding will mature as follows:

2007	$ 165,849
2008	135,069
2009	102,243
2010	37,203
$ 440,364

NOTE 9 – RELATED PARTY TRANSACTIONS:

In addition to the related party transactions disclosed in Notes 11, 12, 13, and 14, the Company has entered into various contracts with directors for professional services paid at customary hourly or daily rates, plus expenses.  At September 30, 2005, $16,453 was accrued to certain related parties.

On August 24, 2005, the Company borrowed $125,000 from John Swallow, CEO and a director. The note payable accrues interest at 10% and is payable on an interest-only basis.  Monthly payments of $1,042, begin on September 1, 2005 and the note matures on September 1, 2008.

Additionally, on December 1, 2005, the Company entered into a note agreement with Swallow Family, LLC, an entity controlled by Mr. Swallow, for $100,000. The note accrues interest at 10% and is payable on an interest-only basis. Monthly payments are $833, beginning on January 1, 2006. The term of the note is from December 1, 2005 to December 1, 2010. Both notes originally included a convertible feature of the Company’s common stock, however that feature was extinguished during the year ended September 30, 2006 (see Note 11).

On March 1, 2006, the Company entered into an additional note agreement with John Swallow for $400,000. The note accrues interest at 9% and is payable on an interest-only basis,  although  $100,000  of  note  principal  was  paid  during  2006.  The  note matures March 1, 2007. The note was used to partially finance the purchase of Kettle Drilling.  The total outstanding balance as of September 30, 2006 was $299,519.

The total outstanding balance owing to Mr. Swallow and Swallow Family, LLC as of September 30, 2006 was $528,548, including interest.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 9 – RELATED PARTY TRANSACTIONS, continued:

During 2004, the Company’s subsidiary Kettle Drilling redeemed 98 shares of common stock for $54,000 from Brenda Kettle.  Brenda is the wife of Doug Kettle, President of Kettle Drilling, and a shareholder.  The redemption was recorded as a related party payable and included as a liability assumed in the acquisition of Kettle. The payment terms are $1,500 per month and the note does not bear interest. The balance of the note at September 30, 2006 was $13,500.

In 2006, Kettle Drilling entered into loan agreements with its officers, David Deeds and Doug Kettle.  These loans totaled $125,000 and $487,000, respectively. David Deeds is the Vice President of Kettle Drilling and a shareholder. The loans bear interest at 10% and are due ninety days after origination and converted to being due on demand. There was no accrued interest outstanding as of September 30, 2006. The Company also had a current payable to Mr. Kettle in the amount of $97,505 as of September 30, 2006.

As part of the acquisition of Kettle Drilling, Timberline issued notes in the amounts of $300,000 and $100,000 to Doug Kettle and David Deeds, respectively.  The notes were due September 1, 2006, and the outstanding balances as of September 30, 2006 to Mr. Kettle and Mr. Deeds was $216,009 and $3,082 (including accrued interest), respectively, and classified in current liabilities. Subsequent to year end, the principal portion of Mr. Kettle’s loan in the amount of $200,000 was paid in full.

At September 30, 2006, related party notes payable consisted of the following:

Swallow Family, LLC $ 524,519 Doug & Brenda Kettle 798,005 David Deeds 125,000 Less current portion (1,222,524) $ 225,000

The non-current portion of related party notes payable is due as follows:  $125,000 of note principal is payable in 2008, and $100,000 is payable in 2011.

NOTE 10 – INCOME TAXES:

At September 30, 2006 and 2005, the Company had a net deferred tax asset (calculated at an expected rate of 34%) of approximately $1,670,000 and $1,037,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the total deferred tax asset has been recorded at September 30, 2006 and 2005. The change in the valuation allowance from September 30, 2005 to September 30, 2006 was $633,000.

	September 30, 2006	September 30, 2005
Net operating loss carryforwards	$4,920,000	$3,050,000
Deferred tax asset
Properties, plants and equipment	$(4,800)
Intangible assets	50,150
Foreign net operating losses	83,050
Federal net operating losses	1,541,600	$1,037,000
Total deferred tax asset	$1,670,000	$1,037,000
Deferred tax asset valuation allowance	$(1,670,000)	$(1,037,000)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 10 – INCOME TAXES, continued:

At September 30, 2006, the Company has a net operating loss carryforward of approximately $4,920,000, which will expire in the years September 30, 2007 through September 30, 2026.  Not included in the calculation of the deferred tax asset is approximately $35,000 in stock options granted to officers that are not deductible for tax purposes.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of September 30, 2006, this limitation is applicable to accumulated net operating losses of approximately $2,040,000.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income (loss) and taxable income (loss). Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 11 – CONVERTIBLE NOTE, RELATED PARTY:

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s chairman, for $125,000, The note was convertible to common stock of the Company, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less. The Company determined that the convertible debt included embedded derivatives (see Note 4) which was recorded as a liability of $112,085, and a discount on the note of $101,996.

During the quarter ended March 31, 2006, the Company and Mr. Swallow agreed to extinguish the conversion feature of the debt.  The extinguishment eliminated the derivatives and adjusted the note to its face value.  The net effect of eliminating the derivatives was recorded in other income at $10,088.

NOTE 12 – COMMON STOCK AND WARRANTS:

During the quarter ended March 31, 2006, the Company initiated a private placement of the Company’s common stock.  Under the private placement agreement, the Company can sell up to 8,000,000 shares of stock for a total of $4,400,000.  The stock was being sold in units, with each “unit” offered containing one share of common stock and one warrant to purchase ½ of a share of the Company’s common stock for $1.00 per share, through January 31, 2008. The units were sold for $0.55 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. The Company sold 6,193,090 units for a total of $3,074,438, net of offering costs.

In connection with the private placement, 179,000 units were issued in July 2006 to consultants for services associated with the offering. The units were issued at $0.55 per unit or $98,450, and are included in additional paid in capital.

In connection with the acquisition of Kettle, the Company issued 100,000 shares of common stock in December 2005 to the officers of Kettle Drilling for an exclusive 75-day due diligence period.  The shares were issued at $0.53 per share, based on management’s estimate of fair value at the time of issue, and are included in the acquisition price of Kettle.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 12 – COMMON STOCK AND WARRANTS, continued:

In connection with the acquisition of Kettle, the Company also issued 64,000 shares of stock to employees of Kettle and other parties.  The shares were issued at $0.79 per share or $50,560, based on management’s estimate of fair value at the time of issue, and are also included in the acquisition price of Kettle.

During the year ended September 30, 2006 the Company also issued 50,000 shares of common stock to a director of the Company as part of his employment agreement. The shares were issued at $0.79 per share or $39,500, based on management’s estimate of fair value at the time of issue, and are included in compensation expense for the year ended September 30, 2006.

On March 5, 2006, the Company issued 500,000 shares of common stock for the exercise of warrants at a price of $0.40 per share.  The original securities were sold to the Company’s CEO in a non-brokered private placement. The Company realized net proceeds of $200,000 from this transaction.

NOTE 13 – STOCK OPTIONS:

In February 2004, the Company’s board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to directors, employees and others rendering services to the Company. No options have been granted under this plan.

On February 6, 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan which was amended August 31, 2006 to increase the authorized number of options grantable by 2,000,000 options. The Plan now authorizes the granting of up to 2,750,000 non-qualified stock options to officers, directors and consultants. At September 30, 2005, 412,500 options were granted to ten individuals at $0.56 per share.  The options vested incrementally through February 7, 2006 and expire in 5 years.  At September 30, 2006 and 2005, 412,500 and 245,000 options, respectively, had vested.

The fair value of each option granted in 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of 5 years; dividend yield of zero.

In May 2006, the Company granted an aggregate of 500,000 stock options to a director of the Company as part of his employment agreement.  One third of the options vest after one year from the option grant date and then vest equally each quarter for the remaining two years, beginning May 1, 2006 and expiring after 10 years from grant date. The options have an exercise price of $0.75.

During November 2005, the Company issued 40,000 stock options to two individuals for services performed. The options have an exercise price of $0.56 and vested immediately. The options expire after 5 years.

The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; expected life of 5 years; dividend yield of 0. The options were valued at $0.26 per share, or $10,304.  This amount has been recognized in other general and administrative expense for the year ended September 30, 2006.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 13 – STOCK OPTIONS, continued:

During August 2006, the Company issued 95,000 options to two individuals for services performed.  The options have an exercise price of $0.75 and begin vesting after one year from the option grant date.  These options expire after 10 years. As of September 30, 2006, none had vested.

The following is a summary of the Company's options issued under the non-qualified 2005 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2004	-	$-
Granted	412,500	0.56
Expired	-	-
Outstanding at September 30, 2005	412,500	$0.56

Exercisable at September 30, 2005	245,000	$0.56

Weighted average fair value of options granted during the period ended September 30, 2005
		$0.14

Outstanding at September 30, 2005	412,500	$0.56
Granted	635,000	0.74
Expired	-	-
Outstanding at September 30, 2006	1,047,500	$0.67

Exercisable at September 30, 2006	452,500	$0.56

Weighted average fair value of options granted during the period ended September 30, 2006
		$0.50

NOTE 14 – CONVERTIBLE PREFERRED STOCK:

In connection with the acquisition of Kettle Drilling, the Company issued 5,000,000 shares of convertible preferred stock for $0.40 per share, or $2,000,000. The shares are convertible into common stock at a rate of at least $0.40 per share and are included in the acquisition price of Kettle.

The Company analyzed the transaction under Emerging Issues Task Force 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and determined that it did not give rise to a derivative, specifically because there is no cash repayment option.  The Company determined that there was a beneficial conversion feature due to the fair market value on the date of issuance versus the deemed price of the shares within the acquisition agreement.  The Company calculated the value of the beneficial conversion feature of the note and recorded the value as part of the acquisition price which was then allocated to goodwill upon consolidation.  The beneficial conversion feature was valued and recorded at $1,950,000, which is difference between the $0.40 stated price per share in the agreement and the market value of the underlying common stock totaling $0.79 per share.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 15 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Winnemucca, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $46,377 during the year ended September 30, 2006. There was no office rental expense during the year ended September 30, 2005.

Annual lease obligations until the termination of the leases are as follows:

2007

$

27,100

2008

$

2,800

Environmental Contingencies

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

NOTE 16 – SEGMENT INFORMATION:

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year September 30, 2006. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers or a decision making group, in deciding how to allocate resources and in assessing performance.  The Company has three operating segments at September 30, 2006: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 16 – SEGMENT INFORMATION, continued:

Segment information (after intercompany eliminations) for the year ended September 30, 2006 is as follows:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Summary

The Registrant has changed accountants. The change was our determination, and part of our plan to reduce our costs and also appoint a new firm that is familiar with the operations of our wholly owned subsidiary, Kettle Drilling, Inc. that was acquired in March 2006. The dismissal was in no way due to our dissatisfaction or any dispute with our Former Accountants (as hereinafter defined), which we found to be both experienced and professional in our dealings. See further details below.

(a)      Dismissal of Former Accountants

         (i) We dismissed our former accountants. On September 7, 2006 (“date of dismissal”) we orally dismissed our former accountants, the firm of Williams & Webster, P.S. ("Former Accountants"). Also, on September 7, 2006 we confirmed, in writing, that the client-auditor relationship had ceased.

         (ii) The report of the Former Accountants on our financial statements for the year ended September 30, 2005, contained no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

         (iii) The resolution to change accountants was approved by the Board of Directors on September 6, 2006.

         (iv) During the last two fiscal years and the subsequent interim period prior to the date of dismissal, there were no disagreements between us and the Former Accountant's on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements(s), if not resolved to the satisfaction of the Former Accountants, would have caused it to made a reference to the subject matter of the disagreement(s) in connection with its report.

         (v) During the last two fiscal years and the subsequent interim period prior to the date of date of dismissal, there have been no "reportable events" with respect to the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

         (vi) On September 7, 2006, in accordance with Item 304(a)(3) of Regulation S-K, we sent a copy of the  Current Report on Form 8K filed (on September 12, 2006) in this matter to the Former Accountants, requesting it furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in this Current Report (the "Response Letter"). See Exhibit 16.1 which incorporates by reference Exhibit 16.1 to the aforementioned Form 8K filed on September 12, 2006.

(b)      New Independent Accountants

On September 7, 2006, we engaged the firm of DeCoria, Maichel & Teague, P.S. ("DMT"), as our independent auditors for the period ending September 30, 2006.

As to our two most recent fiscal years or subsequent interim period, except in DMT’s capacity as independent accountants for our wholly owned subsidiary, Kettle Drilling, Inc., we did not consult DMT regarding the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements. Furthermore, DMT did not provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. Further, during our two most recent fiscal years or subsequent interim period to the date of dismissal, we did not consult DMT on any matter that was the subject of disagreement or a reportable event.

At our annual shareholders meeting  held on September 22, 2006, our shareholders ratified the appointment of DMT as our independent auditors for the period ending September 30, 2006.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND DIRECTOR INDEPENDENCE

(A) The Company's Directors were elected on as follows:

John Swallow

September 22, 2006

Stephen Goss

September 22, 2006

Paul Dircksen

September 22, 2006

Vance Thornsberry

September 22, 2006

Eric Klepfer

September 22, 2006

Unless a director resigns prior to completion of his term, each Director serves for one year or until his successor is elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, presently, we consider three of our five directors (Stephen Goss, Eric Klepfer and Vance Thornsberry) as independent.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. In addition, the issue of possible conflicts of interest in connection with the Company’s Directors and Executive Officers is addressed below. There is no understanding or agreement under which the Directors hold office.

Biographical Information

John Swallow   Mr. Swallow (40) has been Chairman of our Board of Directors since August 2005 and our Chief Executive Officer since January 1, 2006, and assumed the responsibilities of president since May 1, 2006.  He has been a licensed real estate appraiser, an independent business consultant and investor. He has been Timberline’s Chairman since August 2005. Mr. Swallow has experience in the local mineral exploration industry as well as extensive knowledge of the junior equity markets. This is the securities market for junior mineral exploration companies such as our Company; i.e., non-producing, low capitalized mineral exploration companies.  He has garnered this experience as a private investor in this sector and during his tenure as an officer and director of Sterling Mining Company between 1998 to November 2003.  From May 1991 until January 2005, Mr. Swallow was a licensed residential real estate appraiser in the State of Idaho. From February 1994 until January 2005, he was the sole owner and operator of Coeur d’Alene Appraisals, a real estate appraisal firm. Mr. Swallow holds a B.S. Degree in Finance from Arizona State University.

Stephen Goss.  From January 2004 until his May 1, 2006 resignation, Mr. Goss (55) was the President of the Company. He has been a director of the Company since January 2004 and remains so.  In addition, he is currently employed (since November 2000) as a Right of Way Agent and real estate appraiser for the Washington State Department of Transportation.  From 1996 to 2000, he was and officer of the private mineral exploration company Palouse Resources, Inc. and its successor company United Minerals, Inc.  From 1983 to 1996, Mr. Goss was a Landman in a mineral exploration field office of U.S. Borax and Chemical Corporation and Kennecott Exploration Company.  A Right of Way Agent's responsibilities include appraisal, property acquisition, relocation, or property management pursuant to the Federal Uniform Property Acquisition and Relocation Act, which deals with acquisition of property by state and local governments, primarily for highway construction.  A Landman is a professional designation for individuals who acquire mineral property for mineral or oil and gas exploration.  The American Association of Professional Landmen is the representative group for the profession (www.landman.org).  Mr. Goss is also a Certified General Real Estate Appraiser in the State of Washington.  He holds a B.S. Degree in Geography from the University of Missouri at Kansas City and M.S. Degree in Geography from the University of Idaho.

Mr. Goss had a consulting agreement with the Company that expired on August 31, 2006. Under the agreement, he provided services to us in connection with the filing of mining claims. It called payments of $2,000 per month. Since its termination, the parties have informally agreed that Mr. Goss will continue to provide those services to us on an as needed basis and will be paid on a per assignment basis at the rate of $40.00 per hour.

Thomas Gurkowski.  Mr. Gurkowski (65) has been Secretary and Treasurer of our Company since January 2004.  He has over forty years of financial experience, serving in a variety of accounting, management, and executive positions.  Since 1981, he has focused on an accounting and income tax practice.  Since 1999, this practice has been conducted through Inland Empire Tax Service in Spokane, Washington, a tax return preparation and filing service firm of which he has been president since that time.  He holds a B.S. Degree in Finance from the University of Wisconsin and an M.B.A. from Gonzaga University.

Vance Thornsberry. Mr. Thornsberry (58) has been a director since January 2004. He is a Registered Professional Geologist with 35 years of experience in the mining and exploration industry. He held senior positions with Inspiration Development Company in the 1970s and 1980s, and has since worked as an independent consulting geologist for over fifteen mining companies worldwide. From 1997 through 2004, Mr. Thornsberry consulted for a variety of exploration companies, including Golden Queen Mining Company, Beartooth Mining Company, Thunder Mountain LLC, and Romarco Minerals. Since January 2005, Mr. Thornsberry has also been a consulting geologist and Vice-President of Exploration for Northland Gold, Inc.  He holds a B.S. in Geology from the University of Missouri at Rolla.

Paul Dircksen.  Mr. Dircksen (58) has been a director since January 2005 and our Vice President of Exploration (heading our newly created Mineral Exploration Division) since May 1, 2006. He 35 years of experience in the mining and exploration industry, and is serving in executive, managerial, and technical roles at several companies. Working in the United States and internationally, he has been involved in the discovery of nine new gold deposits, seven of which are now producing mines.  Between 1987 and 2001, Mr. Dircksen was a Senior Vice-President of Exploration for Orvana Minerals Corp.  During 2002, he was

self employed as an independent mineral geologist.  In 2003 he was president of Bravo Venture Group, a junior exploration company.  In 2004 he was President of Brett Resources, another junior exploration company.  Mr. Dirksen has continued to act as a self employed, independent mineral geologist. He holds a B.S. Degree in Mine Engineering and an M.S. in Geology from the University of Nevada, Reno.

Eric Klepfer. Mr. Klepfer (49) has been a director since January 2004. He has over 22 years of experience in the mining and exploration industry, serving in environmental, engineering and management positions at Placer Dome, Newmont Mining, and Coeur d'Alene Mines.  From 1995 to 2003, Mr. Klepfer was simultaneously the director of environmental Affairs for Coeur d’Alene Mines Corporation and the Vice President of Operations and Technical Services of its subsidiary Earthworks Technology, Inc.  Since 2003, he has been the President of Klepfer Mining Services.  Since 2004, he has been the Vice-President of Operations of Mines Management, Inc. Mr. Klepfer holds B.S. degrees in Mining Engineering and Engineering Administration from Michigan Technological University. Although not governed by a written agreement, Mr. Klepfer has and will continue to provide consulting services to us on an as needed basis. In connection with this, we issued him 25,000, 10 year stock options exercisable at $.75 per share. See “Certain Relationships and Related Transactions”, below.

Michael P. Wilson. Mr. Wilson (51) was appointed as our Chief Financial Officer in November 2006 on a part-time basis. Mr. Wilson has approximately 25 years of diverse senior executive finance experience in several different industries. Presently, he is self-employed as an independent financial/accounting consultant, which he intends to continue at this time. Prior to that, his most recent business experience includes: Interim Executive Director of the University of Idaho Foundation, Inc. in Moscow, Idaho (2003 to 2006), managing the foundation during a transition period; Vice President-Finance/CFO of Vivato, Inc., a development stage Wi-Fi switch technology company with locations in Spokane and San Francisco (2001 to 2003), backed by $67,000,000 in venture funding; and Vice President-Finance/CFO of Advanced Input Devices (Coeur d’Alene, Idaho), a designer and manufacturer of computer related products, accessories and systems for original equipment manufacturers (1988 to 2000), which was sold to Esterline Corp. (ESL-NYSE) of Bellevue, WA.

Mr. Wilson has a B.A. degree in Accounting from the University of Idaho. He also has a number of professional affiliations, including being a board member of the Idaho Health Facilities Authority and a member of the Financial Executives Institute. In connection with his appointment, Mr. Wilson, on November 21, 2006, entered into a month to month consulting services agreement calling for him to provide financial and accounting services to TBLC on a part-time basis. Under this agreement, he will be compensated at the rate of $75 dollars per hour, and will be issued, at future date, an option to purchase 100,000 shares of TBLC’s common stock pursuant to the TBLC’s Stock Option Plan. See Exhibit 10.22 attached hereto which incorporates by reference Exhibit 10.1 to our Form 8K filed on November 29, 2006 in connection with Mr. Wilson’s appointment.

Conflicts of Interest

The Directors and Officers of Timberline and its subsidiary will devote the majority, but not all, of their business efforts and time to the affairs of the Company.  There may be occasions when the time requirements and interests of Timberline conflicts with the demands of his other business and investment activities.  Such conflicts may require that Timberline attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to Timberline.

The only officer or director who provide similar services to both the Company and to its competitors is director Vance Thornsberry.  He is currently a consulting geologist for and a Vice President of Northland Gold, Inc.  In performing his duties as a director of the Company, he has represented that he will act in the best interests of the Company.

Director Eric Klepfer currently operates two consulting businesses specializing in environmental permitting issues.  These businesses have not provided services to our Company.  We believe that his consulting activities do not present a conflict of interest with his position as a director of the Company other than time constraints as discussed above.

Mr. Swallow, our Chairman of the Board, Chief Executive Officer and President is involved in other business activities.  He severed his relationship as a director and shareholder of Sterling Mining Company in November 2003.  He was never an employee of Sterling.  We believe that his business activities do not present a conflict of interest with his positions in our Company other than time constraints as discussed above.

Director Stephen Goss and officer Thomas Gurkowski are also employed full time outside of and in addition to their duties with the Company.  Mr. Goss is employed as a Right of Way Agent and real estate appraiser for the Washington State Department of Transportation.  Mr. Gurkowski is an owner and operator of his own tax return preparation and filing service firm, Inland Empire Tax Service.  We believe that their business activities do not present a conflict of interest with their positions in our Company other than time constraints as discussed above.

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

Douglas Kettle.  Mr. Kettle (56) is the president and a director of Kettle Drilling, Inc., our wholly owned subsidiary that we acquired in March 2006, and an advisor to our Board of Directors (Advisory Director). Prior to our acquisition of Kettle Drilling, Inc. (the “Acquisition”), he was its president, director and owner since 1996. He has acquired a number of professional drilling related licenses including: Water Well Driller and Contractor license (Arizona), Water Well Driller license (Idaho and Washington State) and a trainer’s license from the Mine Safety Hazard Administration.

David Deeds.  Mr. Deeds (53) is the vice president and a director of Kettle Drilling, Inc., our wholly owned subsidiary, and an advisor to our Board of Directors (Advisory Director). From 2000, until the Acquisition in March 2006, he was Kettle Drilling’s Controller. On January 1, 2005, he also became a member of its board of directors and it corporate secretary. Until 2003, he was also the owner operator of Microledger, Inc. an accounting –bookkeeping services company. He sold this business in 2003. Mr. Deeds has a B. S. Degree in Accounting from the University of Northern Colorado (1976).

We have no other executive officers or significant employees.

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

(E) AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert; as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Commencing on November 29, 2005, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, as of November 29, 2006 through the September 30, 2006, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities as made the required filings. Through the year ending September 30, 2006, the following person has failed to file, on a timely basis, the identified report required by Section 16(a) of the Exchange Act:  Thomas Gurkowski, our Secretary and Treasurer, filed a Form 4 on December 29, 2005 which was one day late as required by the aforementioned Section 16(a).  In addition. Eric Klepfler, a director, and Paul Dircksen, an officer and director, neglected to report on a Form 4 the issuance of stock options, and Stephen Goss, a director, neglected to report on a Form 4 the sale of 10,000 shares. Each has been advised to address this oversight.

(G)

CODE OF ETHICS

On November 23, 2005, we adopted a Code of Ethics. See Exhibit 14 (Code of Ethics) originally filed on January 10, 2006 with our Form 10SB/A and incorporated by reference herein. The Code of Ethics is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended September 30, 2006, September 30, 2005 and September 30, 2004, of those persons who were, at September 31, 2006 (i) the chief executive officer (John Swallow) and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (Paul Dircksen—Vice President of Timberline, Doug Kettle---President of Kettle and Dave Deeds---Vice President of Kettle):

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John Swallow, CEO	2006 2005 2004	37,500 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	37,500 0 0
Paul Dircksen, VP	2006 2005(2) 2004(2)	87,750 0 0	0 0	39,500(1) 0 0	0 0 0	0 0 0	0 0 0	0 0 0	127,250 0 0
Doug Kettle, President of Kettle	2006 2005(3) 2004(3)	149,546 - -	- - -	- - -	- - -	- - -	- - -	- - -	149,546 - -
Dave Deeds, VP of Kettle	2006 2005(3) 2004(3)	145,669 - -	- - -	- - -	- - -	- - -	- - -	- - -	145,669 - -

(1)

A signing bonus of 50,000 shares of restricted common

(2)

This officer acted as a consultant to the Company during the years ended September 30, 2005 and 2004.  See Item 12, below.

(3)

This individual is an officer of our wholly subsidiary which was acquired in March 2006. Prior thereto, he was not a significant employee to the Company, and therefore his compensation for those periods is not included herein.

Employment Contracts

Swallow Employment Agreement

As of May 1, 2006, John Swallow, entered into a three year employment agreement. Pursuant to the terms of this agreement, he will function as and perform the customary duties of Chief Executive Officer and Chairman of the Company’s Board of Directors. His compensation includes an annual salary of $90,000 and fringe benefits including payment of medical and dental insurance coverage premiums of up to $12,000 per year. The agreement permits the issuance of a signing bonus of our common stock, performance benefits and incentives. However, none of these have been determined, agreed upon or negotiated at this time. Under the agreement, Mr. Swallow is permitted to engage in other business activities. See Exhibit 10.20 attached hereto.

Dircksen Employment Agreement

Mr. Dircksen entered into a three year employment with us, effective May 1, 2006, to become our Vice President of Exploration.  Pursuant to the terms of this agreement, he will function as and perform the customary duties of Vice President of Exploration and a member of the Company’s Board of Directors. His compensation includes an annual salary of $162,000, fringe benefits including payment of medical and dental insurance coverage premiums of up to $12,000 per year, automobile benefits (encompassing a Company truck) and performance benefits and incentives. Regarding the performance benefits and incentives, the agreement called for the issuance of 50,000 shares of our common stock as a signing bonus, and the issuance of 500,000 incentive stock options with an exercise price of $.75 per share. Mr. Dircksen is permitted to engage in other business activities.    See Exhibit 10.21 attached hereto.

Prior to May 1, 2006, he had a consulting arrangement with us to provide services related to geologic evaluation and marketing of the Company’s mineral properties.  Under this arrangement, he received payment of $400 per day or $50 per hour.

Kettle Employment Agreement

As of March 3, 2006, Doug Kettle and Kettle Drilling, Inc., our wholly owned subsidiary, entered into a three year employment agreement. See Exhibit 10.23 which incorporates by reference Exhibit 10.23 of our Form 8K filed in connection with the acquisition of Kettle Drilling, Inc. on March 10, 2006. Pursuant to the terms of this agreement, Doug Kettle will function as and perform the customary duties of president and a member of the board of directors of Kettle Drilling, Inc. His compensation includes an annual salary of $162,000, fringe benefits including payment of medical and dental insurance coverage premiums of up to $12,000 per year, automobile benefits (encompassing two vehicles), a $1,500 per month non-accountable expense allowance and a revenue-based bonus of 2% of gross revenues exceeding $4,800,000 annually and a net income-based bonus of 5% of net income (before income taxes and depreciation expense) exceeding $760,000 annually.  In addition, he is entitled to an acquisition-based bonus of the greater of 5% of total assets or 5% of gross revenue of any drilling company acquired during the term of the agreement. Mr. Kettle will not be required to devote more that 15 to 20 hours per week to the business affairs of Kettle Drilling.

Deeds Employment Agreement

As of March 3, 2006, David Deeds and Kettle Drilling, Inc., our wholly owned subsidiary, entered into a three year employment agreement. See Exhibit 10.24 which incorporates by reference Exhibit 10.24 of our Form 8K filed in connection with the acquisition of Kettle Drilling, Inc. on March 10, 2006. Pursuant to the terms of this agreement, David Deeds will function as and perform the customary duties of president and a member of the board of directors of Kettle Drilling, Inc. His compensation includes an annual salary of $162,000, fringe benefits including payment of medical and dental insurance coverage premiums of up to $12,000 per year, automobile benefits (encompassing two vehicles), a $1,500 per month non-accountable expense allowance and a revenue-based bonus of 2% of gross revenues exceeding $4,800,000 annually and a net income-based bonus of 5% of net income (before income taxes and depreciation expense) exceeding $760,000 annually.  In addition, he is entitled to an acquisition-based bonus of the greater of 5% of total assets or 5% of gross revenue of any drilling company acquired during the term of the agreement. Mr. Kettle will not be required to devote more that 15 to 20 hours per week to the business affairs of Kettle Drilling.

Directors’ Compensation

Directors receive no monetary compensation for their work for the Company.  All Directors have been granted incentive stock options as compensation. (See Part III, Item 12. “Certain Relationships and Related Transactions”, below.)  Certain Directors have held consulting agreements with the Company, as described above, but these agreements covered work that was in addition to their role as Director of the Company.

Stock Incentive Plans

In February 2004, our Board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to Directors, employees and others rendering services to the Company. During the fiscal year ended September 30, 2004, no stock options were granted under this plan.

In February 2005, our Board adopted the 2005 Stock Incentive Plan which was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 23, 2005. This plan authorizes the granting of up to 750,000 non-qualified stock options to Officers, Directors, and consultants.  As of September 30, 2005, 412,500 options have been granted to ten individuals at an exercise price of $0.56 per share, with options vesting incrementally through February 7, 2006.   At September 30, 2005, 245,000 of these options were exercisable.  The options have been deemed by the Company to have a value of approximately $0.14 per option to the recipients. See “Part III, Item 12. Certain Relationships and Related Transactions”, below.

On August 31, 2006, our Board of Directors approved an amendment to the Timberline Resources Corporation 2005 Equity Incentive Plan (the “Amended 2005 Plan”) for the purposes of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the original 2005 Plan from seven-hundred and fifty thousand (750,000) shares to two million (2,750,000) shares and allowing “Ten Percent Shareholders” (as defined in the Amended 2005 Plan) to participate in the plan on the same basis of any other participant. The Amended Plan was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 22, 2006.  See Exhibit 10.19 herein which incorporates by reference Exhibit A of our DEF 14A (Proxy Statement) filed on September 8, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	1,047,500	$.67	1,702,500
Equity compensation plans not approved by security holders (3)	-	-	-
Total	1,047,500	$.67	1,702,500

(1)   In February 2005, our Board adopted the 2005 Equity Incentive Plan which was approved by shareholders on September 23, 2005.  This plan authorizes the granting of up to 750,000 non-qualified 10 year stock options to Officers, Directors and consultants. In August 2006, the Board adopted the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006. This amended plan increases the number of non-qualified 10 year stock options that are authorized to be issued to Officers, Directors and consultants 2,750,000.

(2)   The Company issued 500,000 options under the Amended 2005 Equity Incentive Plan to Paul Dircksen in connection with his employment contract that became effective on May 1, 2006.

(3)   In February 2004, our Board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to Directors, employees and others rendering services to the Company. During the fiscal year ended September 30, 2004, no stock options were granted under this plan.

As to the options granted to date, there were none exercised during the year ended September 30, 2006..

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December  21, 2006, the beneficial ownership of our securities (common stock, convertible preferred stock, options or warrants) by each executive officer (including executive officers of our wholly owned subsidiary, Kettle Drilling, Inc.) and director, by each person known by us to beneficially own more than 5% of a class of our common stock as well as convertible preferred stock (on an as-converted into common stock basis) and by the executive officers and directors as a group. Also, as of December 21, 2006, we had 5,000,000 shares of convertible preferred stock that generally have voting rights equal to 5,000,000 shares of common stock. Accordingly, for purposes of the percentages listed in this table, we are including with common stock, the convertible preferred shares outstanding on an as-converted into commons stock basis so that the common stock outstanding as of November 21, 2006 was 23,566,901. Except as otherwise indicated, all shares are owned directly by the shareholder indicated.

In connection with the issuance of the convertible preferred stock, the parties entered into a voting trust agreement which assures the holders of the convertible preferred stock, among other rights, advisory representation on the Company’s Board of Directors.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Except as otherwise indicated, the address of each person named in this table is c/o Timberline Resources Corporation, 1100 East Lakeshore Drive, Suite 301, Coeur d'Alene, ID 83814

Name and Address	Common Shares Beneficially Owned	Common Shares Underlying Options or Warrants Beneficially Owned	Class of Shares Owned	Percentage of Common Stock and Preferred Stock (on as-converted basis)
Stephen Goss(a)(1)	240,500	100,000	Common	1.4%

Tom Gurkowski(b)(2)	10,000	25,000	Common	*
Vance Thornsberry(a)(3)	125,000	50,000	Common	*

Eric Klepfer (a)(4)	50,500	10,000	Common	*

Paul Dircksen (c)(5)	240,000	675,000	Common	3.8%

John Swallow(c)(6)	3,008,849	137,500	Common	13.3%
Douglas Kettle(d) David Deeds(d) Michael P. Wilson (b) Praetorian Capital Management LLC (10) 119 Washington Ave., Ste 600 Miami Beach, FL 33139	3,825,000(7) 1,275,000(8) 50,000(9) 3,350,000(10)	- - 125,000(9) 1,675,000(10)	Common (7) Common (8) Common(8) Common(10)	16.2% (7) 5.4% (8) *(9) 19.9%(10)
All Directors and Officers (nine) as a group (e)	8,824,849	1,122,500		40.3%

___________________________

* less than 1%.

** The percentages listed for each shareholder assume the exercise by that shareholder only, of his or its entire option or warrant and thus include the shares underlying said option, or warrant.  However, the percentages do not assume the exercise of all options or warrants by all the shareholders holding options or warrants.

(a) Director only

(b) Officer only

(c) Officer and Director

(d) Officer and Director of our wholly owned subsidiary, Kettle Drilling, Inc., and an advisor to our Board of Directors.

(e) The persons described in “(d)” are included in this group.

 (1) An option to purchase 100,000 shares was issued to this shareholder on February 7, 2005 with an exercise price of $0.56 per share. The options expire on February 7, 2010.

(2)An option to purchase 25,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share. The options expire on February 7, 2010.

(3) An option to purchase 50,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share. The options expire on February 7, 2010.

(4) An option to purchase 10,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share.  The options expire on February 7, 2010.

(5) An option to purchase 150,000 shares was granted to this shareholder on February 7, 2005 (expiring on February 7, 2010) with an exercise price of $0.56 per share, and an option to purchase 500,000 shares at $.75 per share was granted to this shareholder on May 1, 2006 which expire on May 1, 2011.

(6)  2,733,849 of the shares are held in the name of Cougar Valley LLC, an entity controlled by Mr. Swallow, our Chairman of the Board of Directors and CEO, and 225,000 are held in the name of J. Swallow Roth IRA. 112,500 warrants granting the right, but not the obligation, to purchase 112,500 shares were issued to this J. Swallow Roth IRA on March 13, 2006 with an exercise price of $1.00 per share. The warrants expire on January 31, 2008.

(7) Includes 75,000 shares of common stock and 3,750,000 of Redeemable Convertible Preferred Shares which have with voting rights equal to shares of common stock on a one for one basis. These preferred shares are generally convertible into common stock at the rate on one share of common stock for one share of preferred stock subject to certain exceptions and adjustments including anti-dilution provisions.

(8) The shares are held in the name of David L. Deeds and Margaret Deeds, husband and wife. 1,250,000 of the shares are Redeemable Convertible Preferred Shares with voting rights equal to shares of common stock on a one for one basis, and the remaining 25,000 shares are common stock. The preferred shares are generally convertible into common stock at the rate on one share of common stock for one share of preferred stock subject to certain exceptions and adjustments including anti-dilution provisions.

(9) This shareholder purchased 50,000 units in the Company’s private placement on November 21, 2006 consisting of 50,000 shares of commons stock and 25,000 warrants. Each warrant grants the holder the right to purchase an additional share at $1.00 per share. In addition, this shareholder was issued in November 2006, in connection with his consulting agreement, a stock option to purchase 100,000 shares of common stock at $.75 per share. The option has a term of 10 years and vests over a three year period.

(10) This shareholder purchased 3,350,000 units in the Company’s private placement on November 21, 2006 consisting of 3,350,000 shares of common stock and 1,675,000 warrants. Each warrant grants the holder the right to purchase an additional share of stock at $1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below in “Security Ownership of Certain Beneficial Owners and Management”, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

From the commencement of our exploration stage in January 2004 (i.e. when a new management team took control of our Company) through September 2005, we issued to our then Officers and Directors, and to other shareholders, a total of 2,595,500 shares of Common Stock for a total of $679,000 in cash.  Shares and warrants each numbering 500,000 were issued for a total purchase price of $100,000 on June 7, 2005 to Cougar Valley, LLC, a company controlled by John Swallow, who subsequently became our Chairman in August 2005.  The warrants grant the holder the right, but not the obligation, to purchase an additional 500,000 shares at $0.40 per share.  The warrants are effective until June 6, 2007.  All of these warrants are exercised in February 2006 for a total of $200,000.  The proceeds from this warrant exercise were used to partially finance our March 6, 2006 acquisition of Kettle drilling, inc. as our wholly owned subsidiary. In addition, in that same time frame, we have issued 600,000 shares of common stock for to officers, directors and consultants for contributions of property, services or other assets, which we have valued at $0.24 per share, or $144,000.

We have issued 48,000 shares for property acquisitions to D. Miller, H. Adams and Sedi-Met that we have valued at $16,500.  D. Miller and H. Adams, unrelated parties to the Company, are geologists who had acquired certain mineral properties as partners.  We have three agreements with Miller and Adams for the acquisition of mineral properties in Nevada.  Sedi-Met, Inc. is an unrelated party to us, owned by independent geologist Eugene Saucier.  We acquired our Olympic Mine project in consideration for the shares issued to Sedi-Met, Inc.

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

On August 24, 2005, the Company entered into a loan agreement with Swallow Family, LLC, an entity owned by Mr. John Swallow, the Company’s then chairman of the board, for the LLC to loan the Company $125,000, repayable at 10% interest on an interest only basis.  Monthly payments are $1,041.67, beginning on September 1, 2005.  The term of the loan is from September 1, 2005 to September 1, 2008.  The loan is convertible to shares of the Company’s stock, at a price of $0.25 per share or the market price of the stock when the loan is repaid, whichever is less.  The conversion feature was subsequently dropped from this agreement and the Note is thus payable in cash only.  These funds were borrowed to finance an exploration drilling program at the Snowstorm Project.

On December 1, 2005, the Company entered into a loan agreement with Swallow Family, LLC, for the LLC to loan the Company $100,000, repayable at 10% interest on an interest only basis.  Monthly payments are $833, beginning on September 1, 2005.  The term of the loan is from December 1, 2005 to December 1, 2010.  These funds were also borrowed to finance an exploration drilling program at the Snowstorm Project.

On March 1, 2006, the Company entered into a loan agreement with John Swallow wherein it borrowed $400,000, repayable at 9% interest on an interest only basis.  Monthly payments are $3,000, beginning on April 1, 2006.  The term of the loan is from March 1, 2006 to March 1, 2007.  These funds were borrowed to partially finance the May 6, 2006 acquisition of Kettle Drilling, Inc. as our wholly owned subsidiary.

 In each case, management believes that the terms and conditions of these loans from Mr. Swallow or entities that he controls are under similar terms and conditions that would be available to the Company from an unrelated third party, if such loans were actually available from an unrelated third party.

On March 6, 2006, Timberline Resources Corporation completed the acquisition of all of the outstanding capital stock of Kettle Drilling, Inc. (“Kettle”), a privately held, Idaho corporation owned by Douglas Kettle (75%) and David Deeds (25%) (the “Sellers”) for a purchase price of $2,800,000 (comprised of a cash payment of $2,400,000 and two promissory notes in the total principal amount of $400,000 issued to the Sellers, hereinafter referred to as the as the “Seller’s Notes”) and 5,000,000 shares of convertible preferred stock (with certain registration rights) (the “Acquisition”). The Company, on December 19, 2005, had acquired the option to make this acquisition in consideration of the issuance of

100,000 shares of its common stock to the Sellers which also have registration rights attached to them. In connection with the Acquisition, as of February 23, 2006, the parties entered into a Stock Purchase and Sale Agreement (the “Stock Purchase and Sale Agreement”) a copy of which was attached as an exhibit to and the subject of the Company’s Current Report on Form 8-K filed on March 1, 2006 (the “March 1, 2006 8-K”).  The March 1, 2006 Form 8-K is incorporated by reference hereto and made a part hereof.  The Acquisition was completed with the issuance of the convertible preferred stock (the “Preferred Stock”) to the Kettle Shareholders on March 6, 2006.

Funds for the $2,400,000 cash payment of the purchase price derive from three sources: $400,000 from the abovementioned March 1, 2006 loan from its Chief Executive Officer, Chairman of the Board and principal shareholder; $200,000 from the above mentioned February 2006 exercise of warrants by Cougar Valley LLC, an entity controlled by Mr. Swallow; and the balance from the proceeds of a “best efforts” Private Placement Offering of shares of common stock and warrants to purchase additional shares of common stock which the Company closed on May 19, 2006. A total of $3,074,438 was raised in this private offering. Offering proceeds that were not applied to the Acquisition have been earmarked for working capital.

Kettle, formerly a closely-held company, provides drilling services to the mining and mineral exploration industries across North America and worldwide.  Kettle recorded over $5 million in revenues for year ended September 30, 2006 and has been profitable every year since its inception in 1996. Included in the Acquisition, are all of Kettle’s assets and liabilities, including existing contracts and account’s receivable and payable.

The aforementioned Seller’s Promissory Notes included in the Acquisition purchase price, which were entered into as of March 3, 2006, are summarized as follows:

Kettle Loan

· lender:

Douglas Kettle

· principal:

$300,000

· annual interest rate:

prime plus three percent

· payment:

lump sum of interest and principal

· due date:

September 1, 2006 (there is no prepayment penalty)

Deeds Loan

· lender:

David Deeds

· principal:

$100,000

· annual interest rate:

prime plus three percent

· payment:

lump sum of interest and principal

· due date:

September 1, 2006 (there is no prepayment penalty)

The aforementioned 5,000,000 shares of convertible preferred stock issued as part of the Acquisition purchase price were issued as follows: 1,250,000 shares to David Deeds and Margaret Deeds, husband and wife, and 3,750,000 shares to Doug Kettle.

Finally, in connection with the Acquisition, Messrs Kettle and Deeds entered into three year employment agreements with our wholly owned subsidiary, Kettle Drilling, Inc. See “Executive Compensation”, above.

On May 1, 2006, in connection with his appointment as our Vice President of Exploration, Paul Dircksen was issued 50,000 shares of our common stock as a “signing bonus”. Also, in connection with his appointment, Mr. Dircksen was also issued 500,000 stock 10 year options that are exercisable at $.75 per share pursuant to our Amended 2005 Stock Incentive plan. In August 2006, also under the Amended 2005 Equity Incentive Plan, we issued 75,000 and 20,000, 10 year options exercisable at $.75 to, Art Glover, a geologist who has provided services to us, and a Director, Eric Klepfer, who has also provided consulting services to us, respectively.

With regard to other options that we have issued, in February 2004, we adopted the 2004 Non-Qualified Stock Grant and Option Plan. However, no options were granted under this plan. However, in February 2005, we adopted the 2005 Stock Incentive Plan. Under this plan we have granted an additional 412,500 options to the following individuals that are exercisable at $0.56 per share. One share of common stock is issuable upon the exercise of one option.  These options vest over a period ending February 7, 2006.  As of September 30, 2006, we all of these options had vested.  The grantees and their relationships to the Company are:

Name and Position

      Options Granted

Stephen Goss, Director

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

   10,000

Sandra Powers, geologic consultant

   10,000

Larry Rudnicki, public relations consultant and principal shareholder

   12,500

During the year ended September 30, 2004, 2005 and 2006, we incurred $79,417, $78,568 and 32,010.50, respectively, for consulting services including services provided by four of our directors and/or officers and a former director.  The following table details to whom and amounts paid for consulting services during the years ended September 30, 2004 and 2005:

	2004	2005	2006
Vance Thornsberry* --	$ 42,662.50	$ -	$ -
Randy Anderson	$ 1,500.00	$ -	$ -
Stephen Goss*	$ 24,780.00	$ 23,700.00	$ 22,000
Tom Gurkowski**	$ 3,374.50	$ 6,918.00	$ 10,010.50
Bill Hoyt ***	$ 7,100.00	$ 8,050.00	$ -
Paul Dircksen*	$ -	$ 39,900.00	$ (1)
Total	$ 79,417.00	$ 78,568.00	$ 32,010.50

*    Director

**  Officer

***Former Director

(1) See the table in Item 10, “Executive Compensation”, above.

In December 2006, we completed a private placement of our securities wherein we raised gross proceeds of $2,730,000. John Swallow (CEO, President and Chairman of the Board), Paul Dircksen (Vice President and Director) and Michael P. Wilson (CFO) participated in this private placement, each purchasing 50,000 units for $32,500. The 50,000 units contained 50,000 shares of common stock and 25,000 warrants to purchase 25,000 shares of common stock at $1.00 per share.

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

ITEM 13. EXHIBITS

Exhibit No.

Description of Document

3.1

Certificate of Incorporation of the Registrant (1) 3.2

Articles of Amendment to the Certificate of Incorporation of the Registrant (1)

3.3

Amended and Restated By-Laws of the Registrant (1)

4.1

Specimen of the Common Stock Certificate (1)

10.1

Miller-Adams Agreement/Mineral Lease for Sun Property, Nevada (1)

10.2

Miller-Adams Agreement//Mineral Lease for HD, ACE, PAC claims, Nevada (1)

10.3

Miller-Adams Agreement//Mineral Lease for DOW claims, Nevada (1)

10.4

Sedi-Met, Inc. Agreement//Mineral Lease for Olympic Mine, NV (1)

10.5

Assignment of State Lease//State Lease for Spencer property, ID (1)

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

10.15

Promissory Note with Swallow Family LLC, dated December 1, 2005(2)

10.16

Letter of Intent and Option to Purchase, Kettle Drilling, Inc. (2)

10.17

2/1/06 Memorandum of Royalty Deed and Agreement between Hecla

Mining Co. and the Registrant (3)

10.18

2/1/06 Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (4)

10.19

Amended 2005 Equity Incentive Plan approved at the September 22,

2006 Annual Meeting of Shareholders (5)

10.20

5/1/06, Employment Agreement with CEO John Swallow (filed herewith)

10.21

5/1/06, Employment Agreement with VP Paul Dircksen (filed herewith)

10.22

11/21/06, Consulting Agreement with CFO Michael P. Wilson (7)

10.23

Form of Employment Agreement signed on 3/6/2006 between Douglas

Kettle and Kettle Drilling, Inc. (8)

10.24

Form of  Employment Agreement signed on 3/6/2006 between  David

Deeds and Kettle Drilling, Inc. (9)

14

Code of Ethics (2)

16.1

Letter from Former Accountants (6)

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act), Swallow (filed herewith)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of  the Sarbanes-Oxley

Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act), Wilson (filed herewith)

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

 (18 U.S.C. 1350), Swallow (filed herewith)

32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

 (18 U.S.C. 1350), Wilson (filed herewith)

______________________________________

(1)  Incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005.

(2)  Incorporated by reference to the Company’s Form 10SB/A as filed with the Securities Exchange Commission on January 10, 2006.

(3) Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

(4) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

(5) Incorporated by reference Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

(6) Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on September 12, 2006.

(7) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 29, 2006.

(8) Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K as filed with the Securities Exchange Commission on March 10, 2006.

(9) Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K as filed with the Securities Exchange Commission on March 10, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2006 and 2005:

Fiscal 2006

Fiscal 2005

Fee Category

Fees

Fees

Audit Fees

$ 76,357

$ 22,723

Audit Related Fees

$          0

$         0

Tax Fees

$   5,000 (est.)

$  1,999

All Other Fees

$          0

$      480

-----------

------------

Total Fees

$ 81,357

$ 25,202

======

=======

Audit Fees.

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees .

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees .

 Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees .

Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures .

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

(Registrant)

/s/  John Swallow

__________________________________________

John Swallow

(Chief Executive Officer and Chairman of the board of Directors)

/s/  Michael P. Wilson

__________________________________________

Michael P. Wilson

(Chief Financial Officer)

Date:  January 16, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit 10.20 - May 1, 2006, Employment Agreement with John Swallow

Exhibit 10.21 - May 1, 2006, Employment Agreement with Paul Dircksen

Exhibit 31.1 -  Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-  14(a), Swallow

Exhibit 31.2 -  Certification Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-  14(a), Wilson

Exhibit 32.1 -  Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section  906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Swallow

Exhibit 32.2 -  Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 06 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wilson