Form 10KSB/A
period 2006-09-30
Timberline Resources Corp
filed 2007-01-25
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This amendment is being filed for the purpose of including the:

(1)

December 29, 2006, report of the Registrant’s independent registered public accounting firm (DeCoria Maichel Teague, P.S.)issued in connection with the Registrant’s financial statements as of and for the year ended September 30, 2006;

(2)

December 5, 2005 (except as to note 13, which is dated April 26, 2006), report of the Registrant’s independent registered public accounting firm (Williams & Webster, P.S.) issued in connection with the Registrant’s financial statements as of and for the year ended September 30, 2005; and

(3)

November 3, 2006, report of World Wide Exploration S.A. de C.V.’s independent auditors (KPMG) issued in connection with World Wide Exploration S.A. de C.V.’s financial statements as of September 30, 2006 and for the period from inception (December 16, 2005)to September 30, 2006. World Wide Exploration S.A. de C.V. is the wholly owned, Mexican subsidiary of Kettle Drilling, Inc., which is the Registrant’s wholly owned subsidiary.

These reports were inadvertently omitted from the financial statements contained Item 7 of Part II of the Registrant’s Annual Report on Form 10KSB filed on January 16, 2007.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants
Business Consultants

dm-t
decoria • maichel • teague

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Timberline Resources, Inc.

We have audited the accompanying consolidated balance sheet of Timberline Resources, Inc. ("the Company") as of September 30, 2006 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of World Wide Exploration a 100% owned subsidiary, which statements reflect total assets constituting approximately 5.8 percent of the consolidated total assets as of September 30, 2006 and 19.1 percent of the consolidated revenues for the year ended September 30, 2006. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in World Wide Exploration is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberline Resources, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague PS

December 29, 2006

Spokane, Washington

KPMG Cárdenas Dosal
Torre Hermosillo 8º Piso
Blvd. Kino 309
Col. Country Club
83150 Hermosillo, Son.

Teléfono: +01 (662) 289 01 90
Fax: +01 (662) 289 01 09
www.kpmg.com.mx

Independent Auditors' Report

(Translation from Spanish Language Original)

The Board of Directors and Stockholders
World Wide Exploration, S. A. de C. V.
(Subsidiary of Kettle Drilling, Inc.):

We have examined the accompanying balance sheet of World Wide Exploration, S. A. de C. V. (the Company) as of September 30, 2006, and the related statement of operations, stockholders' equity (deficit) and changes in financial position for the period from December 16, 2005 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Mexico. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and are prepared in accordance with Mexican financial reporting standards. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the financial reporting standards used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared on the historical cost basis and do not recognize the effects of inflation on the financial information, which is required for the Mexican financial reporting standards. However due to the Company was incorporated on December 16, 2005 and the cumulative inflation since such date and until September 30, 2006 was 2.47%, such inflationary effects does no have a significant impact in the financial information of the Company.

As discussed in note 8(b), the Company has sustained losses exceeding its capital stock and, in accordance with Mexican law, this may be cause for dissolution of the Company, at the legal request of any interested party with outstanding credits. However, the principal stockholders have expressed their intention to support the Company financially so that it may continue as a going concern.

(Continued)

60
1945 - 2006

KPMG Cárdenas Dosal, S.C. la firma Mexicana miembro de KPMG International, una cooperativa Suiza

Aguascalientes, Ags.
Ciudad Juárez, Chih.
Culiacán, Sin.
Chihuahua, Chih.
Guadalajara, Jal.
Hermosillo, Son.
Mérida, Yuc.
Mexicali, B.C.

México, D.F.
Monterrey, N.L.
Puebla, Pue.
Querétaro, Qro.
Reynosa, Tamps.
San Luis Potosí, S.L.P.
Tijuana, B.C.
Torreón, Edo. de Mex.

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Timberline Resources Corporation
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Timberline Resources Corporation (an Idaho corporation and exploration stage company) as of September 30, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberline Resources Corporation as of September 30, 2005 and the results of its operations, stockholders' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberline Resources Corporation

(Registrant)

/s/  John Swallow

__________________________________________

John Swallow

(Chief Executive Officer and Chairman of the board of Directors)

/s/  Michael P. Wilson

__________________________________________

Michael P. Wilson

(Chief Financial Officer)

Date:  January 24, 2007

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

                        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Wilson