Form 10KSB/A
period 2006-09-30
Timberline Resources Corp
filed 2007-02-02
CIK 1288750

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

Explanatory Note

On January 16, 2007, the Registrant filed its Annual Report on Form 10KSB for the year ending September 30, 2006 (the “2006 10KSB”). Inadvertently, the reports of the independent registered public accounting firms and the report of the independent auditors were omitted from the 2006 10KSB. On January 25, 2007, the Registrant filed Amendment Number 1 to the 2006 10KSB which only included the omitted accounting and audit reports.

This Amendment Number 2 to the 2006 10KSB is being filed with the omitted accounting and audit reports together with the entire document.

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

TIMBERLINE RESOURCES CORPORATION

FORM 10-KSB

September 30, 2006

Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

  5

ITEM 2. DESCRIPTION OF PROPERTY

23

ITEM 3. LEGAL PROCEEDINGS

32

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

33

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

    AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

34

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

35

ITEM 7.  FINANCIAL STATEMENTS

39

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

    ACCOUNTING AND FINANCIAL DISCLOSURE

67

ITEM 8A. CONTROLS AND PROCEDURES

68

ITEM 8B.  OTHER INFORMATION

68

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

68

ITEM 10.  EXECUTIVE COMPENSATION

73

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

76

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

    DIRECTOR INDEPENDENCE

77

ITEM 13. EXHIBITS

81

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

82

Signatures

83

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

* Incorporated by reference to Timberline’s Form 10SB filed September 29, 2005.

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

ITEM 7.  FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2006 and 2005

Contents

Page

Audit Reports

40

FINANCIAL STATEMENTS:

Consolidated balance sheets

44

Consolidated statements of operations

45

Consolidated statements of stockholders’ equity

46

Consolidated statements of cash flows

47

Notes to consolidated financial statements

49

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

10.18

2/1/06 Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (4)

10.19

Amended 2005 Equity Incentive Plan approved at the September 22,

2006 Annual Meeting of Shareholders (5)

10.20

5/1/06, Employment Agreement with CEO John Swallow (10)

10.21

5/1/06, Employment Agreement with VP Paul Dircksen (10)

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

(7) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 29, 2006.

(8) Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K as filed with the Securities Exchange Commission on March 10, 2006.

(9) Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K as filed with the Securities Exchange Commission on March 10, 2006.

(10) Incorporated by reference to the Company’s Form 10KSB as filed with the Securities Exchange Commission on January 16, 2007

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

Date:  February 1, 2007

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