Form 10QSB/A
period 2006-06-30
Timberline Resources Corp
filed 2007-02-09
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 26, 2006 the number of the Company's shares of par value $0.001 common stock outstanding was 14,366,921.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

EXPLANATORY NOTE

This amendment is being filed for the purpose of correcting certain figures in the consolidated statements of operations and proforma statement of operations that were erroneously reported in the Form10-QSB for the quarterly period ending June 30, 2006. In addition, corresponding corrections consistent with the changes in the financial statements have been made in Management’s Discussion and Analysis or Plan of Operation (Item 2 of Part I).

The errors were a result of clerical errors in preparing the financial statements and were not detected by the certifying officers.  In addition, review by certifying officers failed to detect the errors.  The errors were limited primarily to the statement of operations for the three months ended June 30, 2006, and to the pro forma statement of operations, resulting in an understatement of the net loss for the three month period by $577,642.  The errors included incorrect amounts for certain expense, the failure to include one expense description and amount and the related subtotaling.  There was one subtotal that was incorrect in the statement of operations for the nine months ended June 30, 2006; however the net loss for reported for that period is correct.  There were also erroneous figures in the balance sheet and the statement of cash flows although the totals were shown correctly.

In addition, during further review of the financial statements, it was also concluded that the company erroneously recorded an expense related to stock option compensation.  The amount of the (non-cash) charge was $86,667 and was based on the vesting schedule included in the stock option plan in effect at the time.  It was determined that the actual option agreement had not been documented. Thereafter, and subsequent to the end of the quarter ending June 30, 2006, at the company’s annual meeting of shareholders, the shareholders approved an amendment to the existing stock option plan that included among other things a different vesting schedule.  Accordingly,  the amended stock option plan was implemented in November 2006 and was reflected correctly in the financial statements and related footnotes for the year ended September 30, 2006 included in the company’s Annual Report on Form 10SB, as amended, for that period.  Because the error was detected and corrected in the fourth quarter and because it was a non-cash charge and is considered not material, these amended financial statements do not reflect the change.

Finally, this amendment also corrects an error in the number of shares listed on the cover page herein, as issued and outstanding.

.

Timberline Resources Corporation

Form 10-QSB/A

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

   Balance Sheet at June 30, 2006 (Unaudited)

4

   Statements of Operations For the Three Month Periods Ended

   December 31, 2005 and 2004 (Unaudited)

5

   Statements of Cash Flows For the Three Month Periods Ended

   December 31, 2005 and 2004 (Unaudited)

6

   Notes to Financial Statements (Unaudited)

7

   Pro Forma Statements of Operations for the six and nine periods ended June 30, 2006

18

   Notes to Pro Forma Statements

19

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

20

Item 3.  Controls and Procedures

22

Part II – Other Information

Item 1.  Legal Proceedings

24

Item 2.  Changes in Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

24

Item 4. Submission of Matters to a Vote of Security Holders

24

Item 5. Other Information

24

Item 6. Exhibits

24

Signatures

25

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2006	September 30,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash	$887,499	$174,270
Accounts receivable, net	989,120	-
Employee receivable	8,731	-
Inventory	1,036,730	-
Prepaid expense	80,227	-
TOTAL CURRENT ASSETS	3,002,307	174,270

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	3,881,155	457

OTHER ASSETS
Deposits	48,026	-
Goodwill	3,416,059	-
TOTAL OTHER ASSETS	3,464,085	-
TOTAL ASSETS	$10,347,547	$174,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft payable	$13,047	$-
Accounts payable	805,898	38,896
Accrued expenses	321,127	-
Related party payables	2,380	16,454
Note payable and accrued interest - related party	772,026	-
Current portion of long-term debt	646,316	-
Deferred lease income	30,967	56,302
TOTAL CURRENT LIABILITIES	2,591,761	111,652

LONG-TERM LIABILITIES	-
Notes payable - related party	526,344	23,004
Notes payable and capital leases, net of current portion	967,639	112,085
TOTAL LONG-TERM LIABILITIES	1,493,983	135,089

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, 5,000,000 and none issued and outstanding,
respectively	50,000	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 14,218,788 and 7,266,125 shares issued
and outstanding, respectively	14,218	7,266
Additional paid-in capital	10,412,260	2,984,217
Accumulated deficit	(4,214,675)	(3,063,497)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,261,803	(72,014)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$10,347,547	$174,727

See accompanying condensed notes to consolidated  interim financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$2,541,755	$-	$3,195,333	$-

COST OF REVENUES	1,528,456	-	1,873,401	-

GROSS PROFIT	1,013,299	-	1,321,932	-

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	34,704	125,962	301,792	225,586
Other general and administrative expenses	1,775,637	73,149	2,200,985	172,857
TOTAL EXPENSES	1,810,341	199,111	2,502,777	398,443

LOSS FROM OPERATIONS	(797,042)	(199,111)	(1,180,845)	(398,443)

OTHER INCOME (EXPENSE)
Lease income	8,445	-	25,336	87,269
Change in fair value of derivatives	-	-	25,453	-
Amortization of discount on note payable	-	-	(15,365)	-
Property exploration and development participation fees	49,988		49,988
Interest expense	(41,620)	-	(55,745)	(747)
TOTAL OTHER INCOME (EXPENSE)	16,813	-	29,667	86,522

LOSS BEFORE TAXES	(780,229)	(199,111)	(1,151,178)	(311,921)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(780,229)	$(199,111)	$(1,151,178)	$(311,921)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.07)	$(0.03)	$(0.13)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,488,973	6,287,265	8,584,499	6,151,833

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Going Concern

As shown in the accompanying financial statements, the Company has recurring losses from operations and has an accumulated deficit $4,264,662.  These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional funding by means of a private placement of the Company’s stock to carry out exploration and development of its acquired mineral properties and to exploit its newly acquired drilling activities.

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

	June 30, 2006	September 30, 2005

Net operating loss carryforwards	$4,110,000	$3,028,000

Deferred tax asset	$1,397,000	$1,020,000
Deferred tax asset valuation allowance	$(1,397,000)	$(1,020,000)

At June 30, 2006, the Company has a net operating loss carryforward of approximately $4,110,000, which will expire in the years September 30, 2006 through September 30, 2025.  Not included in the calculation of deferred tax assets is approximately $153,000 in stock options granted to officers that are not deductible for tax purposes.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change. As of June 30, 2006, this limitation is applicable to accumulated net operating losses of approximately $2,000,000, which were incurred prior to the change of ownership and would substantially limit the use of the Company’s respective, existing losses.  The change in the allowance account from September 30, 2005 to June 30, 2006 was $377,000.

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment, and accumulated depreciation:

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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
$ 967,739

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

NOTE 10 – COMMON STOCK AND WARRANTS

During the quarter ended March 31, 2006, the Company initiated a private placement of the Company’s common stock.  Under the private placement agreement, the Company can sell up to 8,000,000 shares of stock for a total of $4,400,000.  The stock was being sold in units, with each “unit” offered containing one share of common stock and one warrant to purchase ½ of a share of the Company’s common stock (two warrants would be needed to purchase one share of common stock).  The units were sold for $0.55 per unit.  The Company sold 6,193,090 units for a total of $3,074,438, net of commissions of $309,750.

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The following is a summary of the Company's options issued under the non-qualified 2005 Stock Incentive Plan:

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at October 1, 2004	-	$-
Granted	412,500	0.56
Expired	-	-
Outstanding at September 30, 2005	412,500	$0.56

Exercisable at September 30, 2005	245,000	$0.56

Weighted average fair value of options granted during the period ended September 30, 2005
		$0.14

Outstanding at October 1, 2005	-	$-
Granted	500,000	0.75
Expired	-	-
Outstanding at June 30, 2006	912,500	$0.67

Exercisable at June 30, 2006	578,667	$0.60

Weighted average fair value of options granted during the period ended June 30, 2006
		$0.52

Total compensation costs related to non-vested stock options as of September 30, 2005		$173,333
Weighted average period of nonvested stock options as of September 30, 2005		16 months

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

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Segment information (after intercompany eliminations) for the nine months ended June 30, 2006 are as follows:

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

	June 30,		June 30,
	2006		2005
Revenues:
Timberline	$-		$-
Kettle Drilling	3,195,333		-
Total Revenues
	$3,195,333		$-

Income (loss) before income taxes:
Timberline	$(601,625)		$(311,921)
Kettle Drilling	(549,553)		-
Income (loss) before income taxes	(1,151,178)		(311,921)
	$	$

Identifiable assets:
Timberline	$860,894		$69,012
Kettle Drilling	9,486,653		-
Total Identifiable Assets	$10,347,547		$69,012

Depreciation and amortization:
Timberline	$399		$64
Kettle Drilling	208,100		-
Total Depreciation and Amortization	$208,499		$64

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

The Company acquired the following assets and liabilities from its acquisition of Kettle Drilling:

TIMBERLINE RESOURCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Accounts Receivable	$1,044,565
Inventory	353,034
Property and Equipment	1,366,569
Other Assets	39,344
Total Assets	$2,803,512

Accounts Payable	$(731,906)
Accrued Expenses	(148,946)
Notes Payable and Obligations Under Lease	(1,536,134)
Total Liabilities	$(2,416,986)

Net Assets Acquired	$386,526

Allocation of the purchase price and net assets acquired based on appraisals was as follows:

Inventory	$741,179
Equipment	2,309,796
Goodwill	3,416,059
Net assets acquired	386,526
Total consideration paid for acquisition	$6,853,560

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the date of the financials, the Company paid commissions to four individuals for work performed during the Company’s recent private placement.  They received units of the placement totaling 179,000 units.  The units were valued using the same terms of the private placement and were considered payable at May 19, 2006, the closing date of the placement.  Their value, totaling $103,950, is included as a cost of the placement in Note 10.

TIMBERLINE RESOURCES CORPORATION
(FORMERLY SILVER CRYSTAL MINES, INC.)
(An Exploration Stage Company)
PROFORMA STATEMENTS OF OPERATIONS
	Timberline	Kettle
	Resources Corp	Drilling Inc
	Nine Months Ended	Six Months Ended			Proforma
	June 30,	June 30,			Combined
	2006	2006		Eliminations	Total
REVENUES	$3,195,333	$4,310,212		$(3,195,333)	$4,310,212

COST OF REVENUES	1,873,401	1,895,580		(1,873,401)	1,895,580
GROSS PROFIT	1,321,932	2,414,632		(1,321,932)	2,414,632

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral exploration expenses	301,792	-		-	301,792
Other general and administrative expenses	2,200,985	2,130,971		(1,853,287)	2,478,669
TOTAL EXPENSES	2,502,777	2,130,971		(1,853,287)	2,780,461

INCOME (LOSS) FROM OPERATIONS	(1,180,845)	283,661		531,355	(365,829)

OTHER INCOME (EXPENSE)
Lease income	25,336	-		-	25,336
Change in fair value of derivatives	25,453	-		-	25,453
Amortization of discount on note payable	(15,365)	-		-	(15,365)
Property exploration and development participation fees	49,988				49,988
Interest expense	(55,745)	(18,198)		18,198	(55,745)
TOTAL OTHER INCOME (EXPENSE)	29,667	(18,198)		18,198	29,667

INCOME (LOSS) BEFORE TAXES	(1,151,178)	265,463		549,553	(336,162)

INCOME TAX EXPENSE	-	-		-	-

NET INCOME (LOSS)	$(1,151,178)	$265,463		$549,553	$(336,162)
NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.12)	$2396	$	n/a	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	9,432,980	102		n/a	9,417,833

See accompanying notes to pro information.

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

We incurred operating expenses in the amount of $199,111 for the three months ended June 30, 2005, and $1,810,341 for the three months ended June 30, 2006. We incurred operating expenses in the amount of $398,443 for the nine months ended June 30, 2005, and $2,502,777 for the nine months ended June 30, 2006

Our net loss increased from $199,111 for three months ended June 30,  2005 to $780,229 for the three months ended June 30, 2006 primarily due to a general increase in general expenses including legal and accounting expenses and expenses related to the acquisition and operation of Kettle.  Our general and administrative expenses increased from $199,111 to $1,810,341. These increases are due mainly to the operation of Kettle.

Our net loss increased from $311,921 for nine months ended June 30, 2005 to $1,151,178 for the nine months ended June 30, 2006 primarily due to a general increase in general expenses including legal and accounting expenses and expenses related to the acquisition and operation of Kettle.  Mining and exploration expenses increased from $225,586 to $301,792 and our general and administrative expenses increased from $172,857 to $2,200,985.  These increases are due primarily to the operation of Kettle Drilling, Inc. and secondarily to increased exploration activity.

At June 30, 2006, we had current assets of $3,002,307 including cash in the amount of $887,499, inventory of $1,036,730 and account receivables of $989,120.  We had other assets totaling $7,345,240 consisting of property and equipment of $3,881,155, deposits of $48,026 and goodwill of $ 3,464,085.

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

Since the filing of the original Form 10QSB for the quarter ended June 30, 2006, on August 22, 2006 and the filing of this amendment, the Company has appointed both a new Chief Financial Officer and new independent accountants of the Company. Both of these appointments preceded the discovery of the errors in the financial statements contained in the Form 10QSB for the quarter ended June 30, 2006, that are corrected in this amendment. The current certifying officers have reviewed and reconsidered the financial reporting procedures and controls of the Company and concluded that there are material weaknesses that still exist and existed as of the end of the fiscal year ended September 30, 2006.  Those conclusions have been reported to the board of directors and mitigating steps are being taken to ensure the accuracy of current reporting and to correct the material weaknesses in the financial reporting and disclosure controls and procedures

PART II - OTHER INFORMATION

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

/s/  John Swallow

__________________________________________

John Swallow

(Chief Executive Officer and Chairman of the board of Directors)

/s/  Michael Wilson

__________________________________________

Michael Wilson

(Chief Financial Officer)

Date:  February 7, 2007

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