Form 10QSB
period 2006-12-31
Timberline Resources Corp
filed 2007-02-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 2006

or

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 9, 2007 the number of the Company's shares of par value $0.001 common stock outstanding was 18,371,921.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

Timberline Resources Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$2,699,817	$732,245
Accounts receivable	612,605	1,305,496
Employee receivables	17,866	7,596
Inventories	1,198,183	865,566
Prepaid expense	158,873	80,294
Total current assets	4,687,344	2,991,197
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation	4,346,564	4,416,905
OTHER ASSETS:
Deposits	21,230	10,020
Intangible assets, net of amortization	247,223	368,056
Goodwill	2,808,524	2,808,524
Total other assets	3,076,977	3,186,600
TOTAL ASSETS	$12,110,885	$10,594,702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit	$596,065
Accounts payable	1,196,646	$1,321,854
Accrued expenses	578,846	672,302
Accrued interest - related party payables	20,967	23,120
Deferred lease income	14,545	23,272
Current portion note payable - related party	893,085	1,222,524
Current portion of capital leases	465,025	478,099
Current portion of notes payable	168,536	165,849
Total current liabilities	3,933,715	3,907,020
LONG-TERM LIABILITIES:
Notes payable - related party, net of current portion	225,000	225,000
Capital leases, net of current portion	609,828	724,081
Notes payable, net of current portion	247,699	274,515
Total long-term liabilities	1,082,527	1,223,596
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized;
5,000,000 and none issued and outstanding, respectively	50,000	50,000
Common stock, $0.001 par value; 100,000,000 shares
authorized; 18,909,521 and 14,356,921 shares issued
and outstanding, respectively	18,909	14,357
Additional paid-in capital	13,194,450	10,429,403
Accumulated deficit	(6,168,716)	(5,029,674)
Total stockholders' equity (deficit)	7,094,643	5,464,086
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$12,110,885	$10,594,702

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended
	December 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES	$3,208,337	$-

COST OF REVENUES	2,731,689	-

GROSS PROFIT	476,648	-

GENERAL AND ADMINISTRATIVE EXPENSES:
Mineral exploration expenses	82,957	203,458
Other general and administrative expenses	1,321,362	28,437
TOTAL EXPENSES	1,404,319	231,895

LOSS FROM OPERATIONS	(927,671)	(231,895)

OTHER INCOME (EXPENSE):
Lease income	8,727	8,445
Amortization of intangible assets	(140,278)	-
Interest expense, net	(79,820)	(12,320)
TOTAL OTHER INCOME (EXPENSE)	(211,371)	(3,875)

LOSS BEFORE TAXES	(1,139,042)	(235,770)
INCOME TAX EXPENSE	-	-
NET LOSS	$(1,139,042)	$(235,770)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.10)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,025,909	7,279,312

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,139,042)	$(235,770)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	313,740	32
Loss on sale of asset	4,379	9,195
Common stock issued for services	36,249	-
Common stock issued for mineral agreement and leases	-	13,554
Stock options granted for consulting	68,350	-
Changes in assets and liabilities:
Accounts receivable	692,891	-
Inventories	(332,617)	-
Prepaid expenses and deposits	(89,789)	-
Employee advances	(10,270)	-
Accounts payable	(125,207)	(30,743)
Accrued expenses	(93,456)	(15,229)
Accrued interest, related party payables	(2,154)	-
Deferred lease income	(8,727)	(8,445)
Net cash used by operating activities	(685,653)	(267,406)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of equipment	(117,921)	-
Proceeds from sale of assets	8,536	-
Net cash used by investing activities	(109,385)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net advances on line of credit	596,065	-
Proceeds from related party notes payable	-	100,000
Payments of related party notes payable	(329,439)	-
Payment on notes payable	(41,688)	-
Payments on capital leases	(127,328)	-
Proceeds from private placement, net	2,665,000	-
Net cash provided by financing activities	2,762,610	100,000

Net increase (decrease) in cash	1,967,572	(167,406)

Cash at beginning of period	732,245	174,270
Cash at end of period	$2,699,817	$6,864

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$101,962	$1,042

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note payable paid by lease transfer	$-	$65,000
Note payable issued for equipment purchase	$17,560	$-
Common stock issued for acquisition	$-	$53,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (hereinafter “Timberline” or “the Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.

During the first quarter of 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), at the beginning of fiscal year 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company has chosen to use the modified prospective transition method under SFAS 123(R).  The Company’s financial statements for the three months ended December 31, 2006 reflect the impact of this adoption.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. At present, the Company is continuing to use the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”). The risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

In accordance with the modified prospective transition method, the Company’s unaudited consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Stock-based compensation expense recognized for the three months ended December 31, 2006 and December 31, 2005 was $415,040 and $13,554 for services performed by outside unrelated parties.

During the three months ended December 31, 2006 and 2005, the Company recognized no employee share based compensation.

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

Net Loss Per Share, continued

The dilutive effect of convertible and exercisable securities, in periods of future income are as follows:

December 31,

           September 30,

For periods ended

2006

    2006

Stock options

1,322,500

1,047,500

Warrants

5,474,845

  3,186,045

Convertible preferred stock

      5,000,000

5,000,000

Total possible dilution

    11,797,345

9,233,545

At December 31, 2006 and September 30, 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – LINE OF CREDIT:

The Company entered into a line of credit agreement for $600,000 with BankCDA on October 13, 2006. The loan bears interest at the bank’s prime lending rate plus 1%. The loan is secured by accounts receivable, equipment and personal guarantees by three of the corporate officers. The outstanding balance on the line of credit as of December 31, 2006 was $596,065.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 4 – COMMON STOCK AND WARRANTS:

During the quarter ended December 31, 2006, the Company initiated a private placement of the Company’s unregistered common stock.  Under the private placement agreement, the Company can sell up to 4,200,000 shares of stock for a total of $2,730,000.  The stock was being offered in units, with each “unit” offered consisted of one share of common stock and one warrant to purchase ½ of one share of the Company’s common stock for $1.00 per share, through December 31, 2008.  The units were sold for $0.65 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. The Company sold 4,100,000 units for a total of $2,665,000 as of December 31, 2006.

In connection with the private placement, 477,600 units were granted to consultants for services associated with the offering. The units are valued at $0.65 per unit or $310,440, and are included in additional paid in capital as of December 31, 2006.

Effective December 1, 2006, the Company entered into a consulting agreement whereby the consultant agreed to provide various consulting services for a twelve month period commencing on December 1, 2006 and ending on November 30, 2007.  As compensation  for the consulting services, in addition to cash,  the Company agreed to issue 10,000 shares of restricted common stock upon commencement and issue 15,000 shares of restricted common stock per month.  As of December 31, 2006, 25,000 shares of restricted common stock have been issued for services rendered.  The shares issued were valued at $1.45 per share to reflect the Company’s common stock trading price as of the close of business on December 31, 2006 for a total of $36,250 recorded to expense.

NOTE 5 – STOCK OPTIONS:

In February 2004, the Company’s board adopted the 2004 Non-Qualified Stock Grant and Option Plan in order to provide incentives to directors, employees and others rendering services to the Company. No options have been granted under this plan.

On February 6, 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan which was amended August 31, 2006 to increase the authorized number of options grantable by 2,000,000 options. The Plan now authorizes the granting of up to 2,750,000 non-qualified stock options to officers, directors and consultants. At December 31, 2005, 412,500 options were granted to ten individuals at $0.56 per share.  The options vest incrementally through December 31, 2005, expire in 5 years, and at December 31, 2006 and 2005, 412,500 options had vested. During the quarter ended December 31, 2005 50,000 options valued at $3,250 vested.

The fair value of the options granted in 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of 5 years; dividend yield of zero.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 5 – STOCK OPTIONS, continued:

During November 2005, the Company issued 40,000 stock options to two individuals for services performed. The options have an exercise price of $0.56 and vested immediately.  The options expire after 5 years. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; expected life of 5 years; dividend yield of 0. The options were valued at $0.26 per share, or $10,304.  This amount has been recognized in other general and administrative expense during the three months ended December 31, 2005.

During October 2006, the Company issued 75,000 options to an individual for consulting services performed. The options have an exercise price of $0.80 and expire after 2 years. An additional 100,000 options were granted to the same individual in December 2006 for consulting services. The exercise price is $1.60 and expires after 3 years. As of December 31, 2006 all 175,000 options were fully vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 4.66%; volatility of 90.02%; expected life of 2 years; dividend yield of 0. The 75,000 options issued in October were valued at $0.36 per share, or $27,150 and the 100,000 shares issued in December were valued at $0.41 per share, or $41,200 .  This amount has been recognized in other general and administrative expense during the three months ended December 31, 2006.

During November 2006, 100,000 options were issued to the chief financial officer of the company per the employment agreement. The options have an exercise price of $0.75 and begin vesting after one year from the option grant date. These options expire after 5 years. As of December 31, 2006, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 4.75%; volatility of 88.31%; expected life of 5 years; dividend yield of 0. The options were valued at $0.58 per share, or $57,800.

The following is a summary of the Company's options issued under the non-qualified 2005 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	1,047,500	$0.67
Granted	275,000	1.07
Expired	-	-
Outstanding at December 31, 2006	1,122,500	$0.75
Exercisable at December 31, 2006	627,500	$0.59
Weighted average fair value of options granted during the period ended December 31, 2006		$0.46

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NOTE 6 – SEGMENT INFORMATION:

The Company has three operating segments at December 31, 2006: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the year ended December 31, 2006 is as follows:

Revenues:	December 31, 2006
Timberline	$-
Kettle Drilling	2,641,110
World Wide Exploration	567,227
Total revenues	$3,208,337
Loss before income taxes:
Timberline	$(534,094)
Kettle Drilling	(617,463)
World Wide Exploration	12,515
Total loss before income taxes	$(1,139,042)
Identifiable assets:
Timberline	$2,609,543
Kettle Drilling	5,732,358
World Wide Exploration	713,237

Total identifiable assets	$9,055,138
Depreciation and amortization:
Timberline	$122,893
Kettle Drilling	188,597
World Wide Exploration	2,250
Total depreciation and amortization	$313,740

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-KSB for the fiscal year ended September 30, 2006, after considering newly adopted accounting pronouncements described elsewhere herein. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Timberline is not an operating entity at this point insofar as they are not generating revenues from the sales of their properties, but they are actively exploring several properties for their mining potential.  Kettle’s revenues are derived from drilling contracts in North America.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with our acquisition of Kettle Drilling Inc. (“Kettle”) in March 2006, we have advanced a new, aggressive business plan.  Prior to our purchase of Kettle, the Company had not had any revenues and only losses since well before that time. Accordingly, a comparison of our financial information for prior accounting periods would not likely be meaningful or helpful in making an investment decision regarding our Company. The revenues have been generated by Kettle and its recently formed, wholly owned Mexican subsidiary, World Wide Exploration, S.A. de C.V.  (“World Wide”).

Kettle and World Wide specialize in hardrock, underground drilling – a niche business that we believe is perfectly positioned as the industry matures and exploration projects are advanced into producing mines.

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

Kettle also owns a fleet of vehicles, trucks and fork lifts for its drilling operations.  Other equipment and vehicles were financed with notes collateralized by the equipment or vehicles. Timberline and its subsidiaries lease office space and storage facilities.  We believe these facilities are adequate for our needs for the foreseeable future.

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

During the quarter ended December 31, 2006, we raised gross proceeds of $2,730,000 in a “best efforts only” private placement of our securities (4,200,000 units at $.65 per unit) to 10 accredited investors. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole purchase warrant will entitle its holder to purchase one additional share of our common stock for $1.00 until December 2008.  Also, during the quarter ended December 31, 2006, Kettle acquired an operating line of credit from a local bank for $600,000, and a commitment for a $1.5-million equipment purchase line of credit. Accordingly, we believe that we have sufficient available funds and revenues to proceed with our business plan over the next 12 months.  However, if we are incorrect with our anticipated revenues and expenses over the next 12 months, we may not be able to proceed with all aspects of our business plan, including our planned exploration activities, without additional financing.

Results of Operations for Three Month Periods Ending December 31, 2006 and December 31, 2005.

Financial Information from Comparative Quarters

We have begun to have revenues due to and since our March 6, 2006 acquisition of Kettle. Prior to that we did not have revenues and only had losses. We are presently in the exploration stage of our mining exploration business.  In that regard, we can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

For the three months ended December 31, 2006, we recorded revenues of $3,208,337 versus revenues of $-0- in the same period of 2005. The increase in revenues is solely attributed to the drilling operations of Kettle, our wholly owned subsidiary that we acquired in March 2006.

Gross profit, defined as revenues less cost of revenues, was $476,648 of revenues for the three months ended December 31, 2006, compared to $-0- for the three months ended December 31, 2005. The increase is due to the drilling operations of Kettle and its subsidiary, World Wide, We acquired Kettle in March 2006.

Cost of revenue was $2,731,689 for the three months ended December 31, 2006 compared to $-0- for the three months ended December 31, 2005. Such change is solely due to the drilling operations of Kettle and its subsidiary. During the relevant period in 2005, we did not own Kettle and we were still only an explorations stage mining company.

We incurred operating expenses in the amount of $231,895 for the three months ended December 31, 2005, and $1,404,319 for the three months ended December 31, 2006.

Our net loss increased from $235,770 for three months ended December 31,  2005 to $1,139,042 for the three months ended December 31, 2006 primarily due to a increase in general expenses including legal and accounting expenses, expenses related to the acquisition and operation of Kettle and costs related to the private placement completed during the quarter.  Our general and administrative expenses increased from $28,437 to $1,321,362. These increases are due mainly to the operation of Kettle including amortization of costs related to the acquisition of Kettle and higher marketing and promotion expenses.

Financial Condition and Liquidity

At December 31, 2006, we had current assets of $4,687,344 including cash in the amount of $2,699,817, inventory of $1,198,183 and accounts receivable of $612,605.  We had property and equipment of $4,346,564 and other assets totaling $3,076,977 consisting of deposits of $21,230, intangible assets of $247,233 and goodwill of $ 2,808,524.

We believe that, with the March 6, 2006, acquisition of Kettle Drilling, Inc., within the foreseeable future we will achieve profitable operations, and are no longer dependent upon obtaining financing to pursue exploration activities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

During the last quarter of the fiscal year ending September 30, 2006, we determined that there were errors in the financial statements contained in our Form 10QSB for the period ending June 30, 2006 which caused us to file an amendment to the subject Form 10QSB with corrected and restated financials statements. Accordingly, since that time, we have taken steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the educating of employees on existing policies and procedures in an effort to continuously improve our overall control environment. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. However, we do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the unregistered sales of equity securities reported in our Current Report on Form 8K filed on December 27, 2006, we recorded the following unregistered sales or issuances of equity securities during the quarter ended December 31, 2006:

•

On October 2, 2006, we granted a two-year option to purchase 75,000 shares of our common stock pursuant to our 2005 Amended Equity Incentive Plan. The option was issued to the provider of promotion and investment services pursuant to an agreement we have with that provider. We valued this option at $27,150.

•

In December 2006, we issued 477,600 units of our securities to one individual for finder services. Each unit consisted of one share of our common stock and one-half of one share (two-year) purchase warrant. Each whole purchase warrant will entitle the holder to purchase one additional share of our common stock for $1.00. We valued each of the units issued at $0.65, i.e., a total of $310,440.

•

In December 2006, we issued 25,000 shares our common stock to a consultant (an affiliate of the aforementioned provider of finder services) pursuant to a December 1, 2006 Consulting Agreement. We valued these shares at approximately $0.6897 per share, i.e., a total of $36,250.

All of such issuances of securities detailed immediately above were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit 10.1 – October 2, 2006 Agreement with Gold Seek LLC for promotion and investor relations services

Exhibit 10.2 – December 1, 2006 Consulting Agreement with Investor Voices, LLC

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

John Swallow

(Chief Executive Officer and Chairman of the board of Directors)

/s/  Michael Wilson

__________________________________________

Michael Wilson

(Chief Financial Officer)

Date:  February 14, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit 10.1 –October 2, 2006 Agreement with Gold Seek LLC for promotion and investor relations    services

Exhibit 10.2 – December 1, 2006 Consulting Agreement with Investor Voices, LLC

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