Form 10QSB
period 2007-03-31
Timberline Resources Corp
filed 2007-05-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31,  2007

or

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2007 the number of the Company's shares of par value $0.001 common stock outstanding was 20,080,929

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

Timberline Resources Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2007 and 2006

Timberline Resources Corporation and Subsidiaries
Consolidated Balance Sheets
	March 31, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
CURRENT ASSETS:
Cash	$1,202,471	$732,245
Accounts receivable	1,900,193	1,305,496
Employee receivables	17,135	7,596
Inventories	1,562,401	865,566
Prepaid expense	131,756	80,294
Total current assets	4,813,956	2,991,197
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation	5,439,344	4,416,905
OTHER ASSETS:
Deposits	26,382	10,020
Intangible assets, net of amortization	126,390	368,056
Goodwill	2,808,524	2,808,524
Total other assets	2,961,296	3,186,600
Total assets	$13,214,596	$10,594,702
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Line of credit	$596,065	$-
Accounts payable	1,356,059	1,321,854
Accrued expenses	685,290	672,302
Accrued interest, related-party payables	4,101	23,120
Deferred lease income	5,818	23,272
Current portion note payable, related party	1,240,106	1,222,524
Current portion of capital leases	426,379	478,099
Current portion of notes payable	261,187	165,849
Total current liabilities	4,575,005	3,907,020
LONG-TERM LIABILITIES:
Related-party notes payable, net of current portion	-	225,000
Capital leases, net of current portion	514,995	724,081
Notes payable, net of current portion	636,367	274,515
Total long-term liabilities	1,151,362	1,223,596
Total liabilities	5,726,367	5,130,616
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized;
4,700,000 issued and outstanding	47,000	50,000
Common stock, $0.001 par value; 100,000,000 shares
authorized; 19,891,292 and 14,356,921 shares issued
and outstanding, respectively	19,891	14,357
Additional paid-in capital	13,812,064	10,429,403
Accumulated deficit	(6,390,726)	(5,029,674)
Total stockholders’ equity	7,488,229	5,464,086
Total liabilities and stockholders’ equity	$13,214,596	$10,594,702

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries

Consolidated Statements of Operation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$3,833,384	$653,578	$7,041,721	$653,578

COST OF REVENUES	2,699,761	344,945	5,431,449	344,945

GROSS PROFIT	1,133,623	308,633	1,610,272	308,633

GENERAL AND ADMINISTRATIVE
EXPENSES:
Mineral exploration expenses	71,903	63,630	154,948	267,088
Other general and administrative expenses	1,126,830	396,909	2,592,851	425,348
Total expenses	1,198,733	460,539	2,747,799	692,436

LOSS FROM OPERATIONS	(65,110)	(151,906)	(1,137,527)	(383,803)

OTHER INCOME (EXPENSE):
Lease income	8,727	8,445	17,454	16,891
Changes in fair value of derivatives	-	49,218	-	10,088
Amortization of intangible assets	(120,833)	-	(120,833)	-
Interest expense, net	(44,793)	(11,000)	(120,145)	(14,125)
Total other income (expense)	(156,899)	46,663	(223,524)	12,854

LOSS BEFORE TAXES	(222,009)	(105,243)	(1,361,051)	(370,949)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(222,009)	$(105,243)	$(1,361,051)	$(370,949)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,195,923	10,473,700	16,949,834	8,886,579

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Six Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,361,051)	$(370,949)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	655,402	28,072
Loss on sale of asset	4,379	-
Change in fair value of derivatives	-	(10,090)
Common stock issued for services	103,000	32,329
Stock options granted for consulting	68,350	-
Changes in assets and liabilities:
Accounts receivable	(594,697)	363,696
Inventories	(696,835)	-
Prepaid expenses and deposits	(67,824)	-
Employee advances	(9,539)	-
Accounts payable	34,206	111,164
Accrued expenses	12,989	34,973
Accrued interest, related-party payables	(19,020)	(4,199)
Deferred lease income	(17,454)	(16,890)
Net cash provided by (used in) operating activities	(1,888,094)	168,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(893,850)	(3,937)
Proceeds from sale of assets	8,536	-
Cash paid for acquisition of subsidiary	-	(2,400,000)
Net cash used in investing activities	(885,314)	(2,403,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued and outstanding	-	(290,843)
Net advances on line of credit	596,065	-
Net proceeds from related-party notes payable	226,061	99,000
Payments of related-party notes payable	(428,979)	-
Payment on notes payable	(102,551)	(31,822)
Payments on capital leases	(260,807)	-
Proceeds from exercise of options	21,000	-
Proceeds from exercise of warrants	462,845	-
Proceeds from private placement, net	2,730,000	2,511,850
Net cash provided by financing activities	3,243,634	2,288,185

NET INCREASE IN CASH	470,226	52,354
CASH, BEGINNING OF PERIOD	732,245	174,270
CASH, END OF PERIOD	$1,202,471	$226,624

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Six Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$175,702	$1,042

NONCASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$-	$-
Note payable issued for equipment purchase	555,242	29,400
Common stock issued for acquisition	-	53,000
Preferred stock issued for acquisition	-	2,000,000
Beneficial conversion on preferred stock	-	1,950,000
Note payable issued for acquistion	-	400,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”) was incorporated in August of 1968 under the laws of the state of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.

During the first quarter of 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006.

b.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kettle Drilling and World Wide after elimination of the intercompany accounts and transactions.

c.

Estimates and assumptions – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

d.

Stock-based compensation – The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”), at the beginning of fiscal year 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award. The Company has chosen to use the modified prospective transition method under SFAS 123(R). The Company’s financial statements for the three and six months ended March 31, 2007, reflect the impact of this adoption.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In accordance with the modified prospective transition method, the Company’s unaudited consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

e.

Net loss per share – Statement of Financial Accounting Standards No. 128, Earnings per Share requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and exercisable securities, in periods of future income as of March 31, 2007, is as follows:

Stock options

1,285,000

Warrants

4,960,574

Convertible preferred stock

4,700,000

    Total possible dilution

10,945,574

========

At March 31, 2007 and September 30, 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

f.

New accounting pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The Company has not yet determined the effect that adoption of SFAS 157 may have on the results of operations or financial position.

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The Company is evaluating the impact the adoption of this statement will have, if any, on its financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 3 – LINE OF CREDIT:

The Company entered into a line of credit agreement for $600,000 with BankCDA on October 13, 2006. The loan bears interest at the bank’s prime lending rate plus 1%. The loan is secured by accounts receivable and equipment. The outstanding balance on the line of credit as of March 31, 2007, was $596,065.

NOTE 4 – COMMON STOCK AND WARRANTS:

During the quarter ended December 31, 2006, the Company initiated a private placement of the Company’s unregistered common stock. Under the private placement agreement, the Company can sell up to 4,200,000 shares of stock for a total of $2,730,000. The stock was being offered in units, with each “unit” offered consisting of one share of common stock and one warrant to purchase one half of one share of the Company’s common stock for $1.00 per share, through December 31, 2008. The units were sold for $0.65 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. The Company sold 4,200,000 units for a total of $2,730,000 as of March 31, 2007.

In connection with the private placement, 477,600 units were granted to consultants for services associated with the offering. The units are valued at $0.65 per unit or $310,440, and are included in additional paid-in capital as of March 31, 2007.

Effective December 1, 2006, the Company entered into a consulting agreement whereby the consultant agreed to provide various consulting services for a twelve-month period commencing on December 1, 2006, and ending on November 30, 2007. As compensation for the consulting services, in addition to cash, the Company agreed to issue 10,000 shares of restricted common stock upon commencement and issue 15,000 shares of restricted common stock per month through February 2007. As of March 31, 2007, 55,000 shares of restricted common stock have been issued for services rendered. The shares issued were valued at the Company’s common stock trading price as of the close of business on the date of each issuance. As of March 31, 2007, there was a total of $103,000 recorded to expense. Subsequent to the six-month period ended March 31, 2007, a revised consulting agreement was entered into effective May 1, 2007 and ending on April 30, 2009. In addition to cash, the agreement calls for 120,000 of shares to be issued within 15 days of the signed agreement.

NOTE 5 – STOCK OPTIONS:

On February 6, 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan which was amended August 31, 2006, to increase the authorized number of options grantable by 2,000,000 options. The Plan now authorizes the granting of up to 2,750,000 nonqualified stock options to officers, directors and consultants. At December 31, 2005, 412,500 options had been granted to ten individuals at $0.56 per share. The options vest incrementally through December 31, 2005 and expire in five years.

The fair value of the options granted in 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of five years; dividend yield of zero.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 5 – STOCK OPTIONS (continued):

During November 2005, the Company issued 40,000 stock options to two individuals for services performed. The options have an exercise price of $0.56, vested immediately and expire after five years. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; expected life of five years; dividend yield of zero. The options were valued at $0.26 per share, or $10,304. This amount has been recognized in other general and administrative expense during the three months ended December 31, 2005.

During October 2006, the Company issued 75,000 options to an individual for consulting services performed. The options have an exercise price of $0.80 and expire after two years. An additional 100,000 options were granted to the same individual in December 2006 for consulting services. The exercise price is $1.60 and expires after three years. As of March 31, 2007, all 175,000 options were fully vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4.66%; volatility of 90.02%; expected life of two years; dividend yield of zero. The 75,000 options issued in October were valued at $0.36 per share, or $27,150 and the 100,000 shares issued in December were valued at $0.41 per share, or $41,200. This amount has been recognized in other general and administrative expense during the six months ended March 31, 2007.

During November 2006, 100,000 options were issued to the chief financial officer of the Company per the employment agreement. The options have an exercise price of $0.75 and begin vesting after one year from the option grant date. These options expire after five years. As of March 31, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4.75%; volatility of 88.31%; expected life of five years; dividend yield of zero. The options were valued at $0.58 per share, or $57,800.

During the six months ended March 31, 2007, 37,500 options were exercised for a total of $21,000.

The following is a summary of the Company’s options issued under the nonqualified 2005 Stock Incentive Plan:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at September 30, 2006	1,047,500	$0.67
Granted	275,000	1.07
Exercised	(37,500)	(0.56)

Outstanding at March 31, 2007	1,285,000	$0.75

Exercisable at March 31, 2007	590,000	$0.77

Weighted average fair value of options granted during the period ended
March 31, 2007		$0.46

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 6 – SEGMENT INFORMATION:

The Company has three operating segments at March 31, 2007: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the six months ended March 31, 2007, is as follows:

March 31,
2007
Revenues:
Timberline	$-
Kettle Drilling	5,499,089
World Wide Exploration	1,542,632

Total revenues	$7,041,721

Income (loss) before income taxes:
Timberline	$(992,237)
Kettle Drilling	(649,335)
World Wide Exploration	280,521

Total loss before income taxes	$(1,361,051)

Identifiable assets:
Timberline	$614,311
Kettle Drilling	8,474,752
World Wide Exploration	1,190,619

Total identifiable assets	$10,279,682

Depreciation and amortization:
Timberline	$246,295
Kettle Drilling	403,827
World Wide Exploration	5,280

Total depreciation and amortization	$655,402

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

Kettle and World Wide specialize in hardrock, diamond drilling – a niche business that we believe is perfectly positioned as the industry matures and exploration projects are advanced into producing mines.

Since completing the acquisition, Kettle has invested in several state-of-the-art, computerized drills (with additional drills on back order), has invested over $1,000,000 in World Wide, and has sharply increased its staffing in anticipation of increased demand for drilling services and a shortage of experienced people.  Kettle owns eleven main service modernized core drills in the U.S. with an additional three main service modernized core drills in Mexico.  In addition, Kettle owns several smaller and less modern drills that it uses on an as needed, special application basis.  A substantial portion of the Company’s core drill purchases are financed through capital leases.

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

During the quarter ended March 31, 2007, we raised net proceeds of $548,845 as follows: $65,000 from the remaining portion of a “best efforts only” private placement of our securities (100,000 units at $.65 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole purchase warrant will entitle its holder to purchase one additional share of our common stock for $1.00 until December 2008); $462,845 and $21,000 from the exercise of previously issued warrants and options, respectively.  Also, during the quarter ended December 31, 2006, Kettle acquired an operating line of credit from a local bank for $600,000, and a commitment for a $1.5-million equipment purchase line of credit. Accordingly, we believe that we have sufficient available funds and revenues to proceed with our business plan over the next 12 months.  However, if we are incorrect with our anticipated revenues and expenses over the next 12 months, we may not be able to proceed with all aspects of our business plan, including our planned exploration activities, without additional financing.

Results of Operations for Three and Six Month Periods Ending March 31, 2007 and March 31, 2006.

Financial Information from Comparative Quarters

We have begun to have revenues due to and since our March 6, 2006 acquisition of Kettle and its wholly owned subsidiary, World Wide. Prior to that we did not have revenues and only had losses. We are presently in the exploration stage of our mining exploration business.  In that regard, we can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

For the three months ended March 31, 2007, we recorded revenues of $3,833,384 versus revenues of $653,578 in the same period of 2006. For the six months ended March 31, 2007, we recorded revenues of $7,041,721 versus revenues of $653,578 in the same period of 2006.The increase in revenues in each case is attributed to the drilling operations of Kettle having a full three months and six months of revenues, respectively, compared to only one month of revenues in both 2006 periods as a result of our acquisition Kettle as our wholly owned subsidiary in March 2006.

Gross profit, defined as revenues less cost of revenues, was $1,133,623 for the three months ended March 31, 2007, compared to $308,633 for the three months ended March 31, 2006, an increase of $824,990. Gross profit was $1,610,272 for the six months ended March 31, 2007, compared to $308,633 for the six months ended March 31, 2006, an increase of $1,301,639. Similar to the increase in revenues, indicated above, it is in each case attributed to the drilling operations of Kettle having a full three months and six months of revenues, respectively, compared to only one month of revenues in both 2006 periods as a result of our acquisition Kettle as our wholly owned subsidiary in March 2006.

We incurred operating expenses in the amount of $1,198,733 for the three months ended March 31, 2007, and $460,539 for the three months ended March 31, 2006. We incurred operating expenses in the amount of $2,747,799 for the six months ended March 31, 2007, and $692,436 for the six months ended March 31, 2006.

Our net loss increased from $105,243 for three months ended March 31, 2006 to $222,009 for the three months ended March 31, 2007 primarily due to an increase in general and administrative expenses and mineral exploration expenses to $348,442 related to our mining activities.

Our net loss increased from $370,949 for six months ended March 31, 2006 to $1,361,051 for the six months ended March 31, 2007 primarily due to an increase in general and administrative expenses and mineral exploration expenses to $880,840 related to our mining activities.

At March 31, 2007, we had current assets of $4,813,956 including cash in the amount of $1,202,471, inventory of $1,562,401 and account receivables of $1,900,193.  We had other assets totaling $8,400,640 consisting of property and equipment of $5,439,344, deposits of $26,382, net intangible assets of $126,390 and goodwill of $ 2,808,524.

We believe that, with the March 6, 2006, acquisition of Kettle Drilling, Inc. and its wholly owned subsidiary, World Wide, within the foreseeable future we will obtain profitable operations, and are no longer dependent upon obtaining financing to pursue exploration activities.

Financial Condition and Liquidity

As of March 31, 2007, the Company's working capital was $238,951 which was an increase from $11,419 on the same date in 2006. This increase in the Company's working capital is primarily attributable to proceeds from our sale of securities and the profitable operations of World Wide,  the wholly owned subsidiary of Kettle, our wholly owned subsidiary. A snap shot of the Company's liquidity is provided in the table below:

2007

2006

Cash

    $ 1,202,471

   $   226,624

Working Capital

          238,951           11,419

Current Assets

       4,813,956

       2,001,706

Current Liabilities

       4,575,005        1,990,287

Shareholder’s Equity

       7,488,229       6,154,776

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended March 31, 2007:

•

Two individuals exercised options to purchase 37,500 shares at $.56 per share for a total of $21,000 per share. One of the individuals, Thomas Gurkowski, an officer of the Company, exercised his options and purchased 25,000 of these shares. The options had been previously issued pursuant to our 2005 Equity Incentive Plan.

•

We issued 100,000 units of our securities to accredited investors only in our “best efforts” at $.65 per unit for a total of $65,000. Each unit consisted of one share of our common stock and one-half of one share (two-year) purchase warrant. Each whole purchase warrant will entitle the holder to purchase one additional share of our common stock for $1.00.

•

16 accredited unit warrant holders exercised warrants to purchase 514,271 shares for a total of $514,272.

•

We issued 30,000 shares our common stock to a consultant for services pursuant to Consulting Agreement. We valued these shares at approximately $2.23 per share, i.e., a total of $66,750.

All of such issuances of securities detailed immediately above were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

See Item 2, above. The abovementioned officer had previously received the options indicated as part of his executive compensation, and exercised same during the period covered by this Report.

ITEM 6. EXHIBITS.

Exhibit 31.1 - Certification Chief Executive Officer/Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), Swallow

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

Timberline Resources Corporation

(Registrant)

/s/ John Swallow

__________________________________________

John Swallow

(Chief Executive Officer, Principal Financial Officer and Chairman of the board of Directors)

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer/ Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-14(a), Swallow

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Swallow