Form 10QSB
period 2007-06-30
Timberline Resources Corp
filed 2007-08-20
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30,  2007

or

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2007, the number of the Company's shares of par value $0.001 common stock outstanding was 22,565,940.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

Timberline Resources Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2007 and 2006

Timberline Resources Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)

Assets

CURRENT ASSETS:
Cash	$1,756,984	$732,245
Accounts receivable	2,132,745	1,305,496
Employee receivables	10,162	7,596
Inventories	1,935,623	865,566
Prepaid expense	43,123	80,294
Total current assets	5,878,637	2,991,197

PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation	5,825,300	4,416,905

OTHER ASSETS:
Deposits	20,463	10,020
Intangible assets, net of amortization	172,652	368,056
Investment in related entity	-
Goodwill	2,808,524	2,808,524
Total other assets	3,001,639	3,186,600

Total assets	$14,705,576	$10,594,702

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Line of credit	$596,065	$-
Accounts payable	1,981,791	1,321,854
Accrued expenses	553,138	672,302
Accrued interest, related-party payables	-	23,120
Deferred lease income	-	23,272
Current portion note payable, related party	1,116,569	1,222,524
Current portion of capital leases	457,707	478,099
Current portion of notes payable	353,885	165,849
Total current liabilities	5,059,155	3,907,020

LONG-TERM LIABILITIES:
Related-party notes payable, net of current portion		225,000
Capital leases, net of current portion	593,910	724,081
Notes payable, net of current portion	786,674	274,515
Total long-term liabilities	1,380,584	1,223,596
Total liabilities	6,439,739	5,130,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized;
4,700,000 issued and outstanding	47,000	50,000
Common stock, $0.001 par value; 100,000,000 shares
authorized; 21,394,449 and 14,356,921 shares issued
and outstanding, respectively	21,394	14,357
Additional paid-in capital	15,507,064	10,429,403

Accumulated deficit	(7,309,621)	(5,029,674)
Total stockholders’ equity	8,265,837	5,464,086

Total liabilities and stockholders’ equity	$14,705,576	$10,594,702

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries

Consolidated Statements of Operation

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$4,798,748	$2,541,755	$11,840,469	$3,195,333

COST OF REVENUES	3,996,672	1,528,456	9,428,122	1,873,401

GROSS PROFIT	802,076	1,013,299	2,412,347	1,321,932

GENERAL AND ADMINISTRATIVE
EXPENSES:
Mineral exploration expenses	130,472	34,704	285,420	301,792
Other general and administrative expenses	1,465,576	1,775,637	3,928,258	2,183,165
Total expenses	1,596,048	1,810,341	4,213,678	2,484,957

LOSS FROM OPERATIONS	(793,972)	(797,042)	(1,801,331)	(1,163,025)

OTHER INCOME (EXPENSE):
Lease income	25,818	8,445	43,272	25,336
Gain/loss on disposal of assets	(27,023)		(31,402)	(17,820)
Changes in fair value of derivatives	-	-	-	10,088
Property exploration and development fees		49,988		49,988
Amortization of intangible assets	29,167	-	(212,499)	-
Interest expense, net	(152,887)	(41,620)	(277,987)	(55,745)
Total other income (expense)	(124,925)	16,813	(478,616)	11,847

LOSS BEFORE TAXES	(918,897)	(780,229)	(2,279,947)	(1,151,178)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(918,897)	$(780,229)	$(2,279,947)	$(1,151,178)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.07)	$(0.13)	$(0.13)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	20,504,423	10,488,973	18,201,369	8,584,499

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Nine Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,279,947)	$(1,151,178)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	857,824	208,499
Loss on sale of asset	31,402	17,820
Change in fair value of derivatives	-	(10,090)
Common stock issued for services	391,000	39,499
Common stock issued for lease agreement	5,000	4,000
Stock options granted for consulting	155,017	118,996
Quarterly employee stock bonus issuance	20,000	-
Changes in assets and liabilities:
Accounts receivable	(827,249)	48,809
Inventories	(1,070,057)	499,480
Prepaid expenses, deposits and other	9,633	(88,908)
Employee advances	(2,567)	(2,095)
Accounts payable	677,908	325,938
Accrued expenses	(137,134)	172,181
Accrued interest, related-party payables	(23,121)	16,453
Deferred lease income	(23,272)	(25,335)
Net cash provided by (used in) operating activities	(2,215,563)	174,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,007,038)	(903,639)
Proceeds from sale of assets	16,294	30,990
Cash paid for acquisition of subsidiary	-	(2,400,000)
Net cash used in investing activities	(990,744)	(3,272,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft payable	-	(277,796)
Net advances on line of credit	596,065	(63,937)
Net proceeds from related-party notes payable	-	679,500
Payments of related-party notes payable	(330,955)	(379,654)
Proceeds from notes payable and capital lease obligations	(1,758)	895,176
Payment on notes payable	(171,379)	(310,418)
Payments on capital leases	(371,608)	-
Proceeds from exercise of options	21,017	-
Proceeds from exercise of warrants	1,759,664
Proceeds from private placement, net	2,730,000	3,268,938
Net cash provided by financing activities	4,231,046	3,811,809
NET INCREASE IN CASH	1,024,739	713,229
CASH, BEGINNING OF PERIOD	732,245	174,270
CASH, END OF PERIOD	$1,756,984	$887,499

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$175,702	$84,024

NONCASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	$-	$-
Note payable issued for equipment purchase	681,580	708,271
Capital lease issued for equipment purchase	412,797	-
Stock options issued for consulting and lease payment	-	162,445
Common stock issued for acquisition	-	53,000
Preferred stock issued for acquisition	-	2,000,000
Beneficial conversion on preferred stock	-	1,950,000
Note payable issued for acquistion	-	400,000
Conversion of preferred stock to common stock	3,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2007.

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

d.

Stock-based compensation – The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”), at the beginning of fiscal year 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award. The Company has chosen to use the modified prospective transition method under SFAS 123(R). The Company’s financial statements for the nine months ended June 30, 2007, reflect the impact of this adoption.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Stock-based compensation expense recognized for the nine months ended June 30, 2007 and 2006, was $861,427 and $162,495, respectively, for services performed by outside unrelated parties.

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

The dilutive effect of convertible and exercisable securities, in periods of future income as of June 30, 2007, is as follows:

Stock options

2,140,000

Warrants

3,654,074

Convertible preferred stock

4,700,000

    Total possible dilution

10,494,074

At June 30, 2007 and September 30, 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 3 – LINE OF CREDIT:

The Company entered into a line of credit agreement for $600,000 with BankCDA on October 13, 2006. The loan bears interest at the bank’s prime lending rate plus 1%. The loan is secured by accounts receivable and equipment. The outstanding balance on the line of credit as of June 30, 2007, was $596,065.

NOTE 4 – COMMON STOCK AND WARRANTS:

During the quarter ended December 31, 2006, the Company initiated a private placement of the Company’s unregistered common stock. Under the private placement agreement, the Company can sell up to 4,200,000 shares of stock for a total of $2,730,000. The stock was being offered in units, with each “unit” offered consisting of one share of common stock and one warrant to purchase one half of one share of the Company’s common stock for $1.00 per share, through December 31, 2008. The units were sold for $0.65 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. The Company sold 4,200,000 units for a total of $2,730,000 as of June 30, 2007.

In connection with the private placement, 477,600 units were granted to consultants for services associated with the offering. The units are valued at $0.65 per unit or $310,440, and are included in additional paid-in capital as of June 30, 2007.

Effective December 1, 2006, the Company entered into a consulting agreement whereby the consultant agreed to provide various consulting services for a twelve-month period commencing on December 1, 2006, and ending on November 30, 2007. As compensation for the consulting services, in addition to cash, the Company agreed to issue 10,000 shares of restricted common stock upon commencement and issue 15,000 shares of restricted common stock per month through February 2007. As of June 30, 2007, 55,000 shares of restricted common stock have been issued for services rendered. The shares issued were valued at the Company’s common stock trading price as of the close of business on the date of each issuance. As of June 30, 2007, there was a total of $103,000 recorded to expense. During the quarter ended June 30, 2007, a revised consulting agreement was entered into effective May 1, 2007 and ending on April 30, 2009. In addition to cash, the new agreement calls for 120,000 of shares to be issued. The shares were issued May 1, 2007 and valued based on fair market value of $288,000 and included in consulting expense for the three and nine months ended June 30, 2007.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – STOCK OPTIONS:

On February 6, 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan which was amended August 31, 2006, to increase the authorized number of options grantable by 2,000,000 options. The Plan now authorizes the granting of up to 2,750,000 nonqualified stock options to officers, directors and consultants. The plan documents include a provision for all options granted have the ability to exercise the options through a cashless exercise.

At December 31, 2005, 412,500 options had been granted to ten individuals at $0.56 per share. The options vested incrementally through December 31, 2005 and expire in five years. The fair value of the options granted in 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 18.3%; expected life of five years; dividend yield of zero.

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

During October 2006, the Company issued 75,000 options to an individual for consulting services performed. The options have an exercise price of $0.80 and expire after two years. An additional 100,000 options were granted to the same individual in December 2006 for consulting services. The exercise price is $1.60 and expires after three years. As of June 30, 2007, all 175,000 options were fully vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4.66%; volatility of 90.02%; expected life of two years; dividend yield of zero. The 75,000 options issued in October were valued at $0.36 per share, or $27,150 and the 100,000 shares issued in December were valued at $0.41 per share, or $41,200. This amount has been recognized in other general and administrative expense during the nine months ended June 30, 2007.

During November 2006, 100,000 options were issued to the chief financial officer of the Company per the employment agreement. The options have an exercise price of $0.75 and begin vesting after one year from the option grant date. These options expire after five years. As of June 30, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4.75%; volatility of 88.31%; expected life of five years; dividend yield of zero. The options were valued at $0.58 per share, or $57,800.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – STOCK OPTIONS (continued):

During April 2007, 875,000 options were issued to key management of the Company and its wholly owned subsiduaries. The options have an exercise price of $3.00 and begin vesting after one year from the option grant date. These options expire after five years. As of June 30, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4.0%; volatility of 95.0%; expected life of five years; dividend yield of zero. The options were valued at $1.70 per share, or $1,487,500.

During the nine months ended June 30, 2007, 57,500 options were exercised for a total of $32,200.

The following is a summary of the Company’s options issued under the nonqualified 2005 Stock Incentive Plan:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at September 30, 2006	1,047,500	$0.67
Granted	1,150,000	2.54
Exercised	(57,500)	(0.56)

Outstanding at June 30, 2007	2,140,000	$1.64

Exercisable at June 30, 2007	590,000	$0.76

Weighted average fair value of options granted during the period ended
June 30, 2007		$1.24

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – SEGMENT INFORMATION:

The Company has three operating segments at June 30, 2007: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the nine months ended June 30, 2007, is as follows:

June 30, 2007
Revenues:
Timberline	$-
Kettle Drilling	9,351,425
World Wide Exploration	2,489,044
Total revenues	$11,840,469

Loss before income taxes:
Timberline	$(1,651,067)
Kettle Drilling	(1,044,406)
World Wide Exploration	415,526
Total loss before income taxes	$(2,279,947)

Identifiable assets:
Timberline	$4,345,118
Kettle Drilling	7,960,122
World Wide Exploration	2,400,336
Total identifiable assets	$14,705,576

Depreciation and amortization:
Timberline	$219,697
Kettle Drilling	599,269
World Wide Exploration	38,858
Total depreciation and amortization	$857,824

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

Since completing the acquisition, Kettle has invested in several state-of-the-art, computerized drills, has invested over $1.9-million in World Wide, and has sharply increased its staffing in anticipation of increased demand for drilling services and a shortage of experienced people.  The Kettle and World Wide fleets of main service modernized core drills now includes ownership of thirteen drill rigs in the U.S. and five in Mexico.  In addition, Kettle also has three leased drill rigs, two of which include options to purchase.  Kettle owns several smaller and less modern drills that it uses on an as needed, special application basis.  Subsequent to the end of the quarter, Kettle expects to take delivery of three additional purchased drill rigs by October 2007.

Kettle also owns a fleet of vehicles, trucks and fork lifts for its drilling operations.  Other equipment and vehicles were financed with notes collateralized by the equipment or vehicles. Timberline and its subsidiaries lease office space and storage facilities.  We believe these facilities are adequate for our needs for the foreseeable future.

Our business plan for the next twelve months is to continue to grow both our domestic and Mexican drilling operations, with particular emphasis on Mexico.  We will also continue to evaluate and advance our exploration prospects – either on our own or through joint venture.  Subsequent to the end of the quarter, Timberline purchased its own dedicated exploration drill rig, separate from the main Kettle fleet.  Ownership of the rig will ensure timely access to a drill rig for our exploration projects and will be staffed by experienced Kettle personnel.  Since the exploration business is essentially a research and development activity, our exploration costs are largely dependent upon near-term results, and thus future plans are always subject to review and revision.

 As planned, cash flow from drilling operations has been primarily reinvested into the drilling business as indicated by the continuation of our aggressive addition of new drill rigs.  Kettle continues to investigate expanding its operations and consulting services into additional foreign markets beyond Mexico.

We have also deployed some funds toward mineral exploration ventures, including due diligence efforts and down payments for high-potential gold and base metal exploration properties.  Subsequent to the end of the quarter, we finalized our lease of the Conglomerate Mesa and Santa Rosa projects, along with our purchase of the Butte Highlands project.

During the quarter ended June 30, 2007, we raised net proceeds of $1,296,819 from the exercise of previously issued warrants.  Also, during the quarter ended December 31, 2006, Kettle acquired an operating line of credit from a local bank for $600,000, and a commitment for a $1.5-million equipment purchase line of credit. The outstanding balance owed on the line of credit as of June 30, 2007 was $596,065, which remained the same as the amount owed at the end of the prior quarter. We believe that we have sufficient available funds and revenues to proceed with our business plan over the next 12 months.  However, if we are incorrect with our anticipated revenues and expenses over the next 12 months, we may not be able to proceed with all aspects of our business plan, including our planned exploration activities, without additional financing.

Results of Operations for Three and Nine Month Periods Ended June 30, 2007 and June 30, 2006.

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

For the three months ended June 30, 2007, we recorded revenues of $4,798,748 versus revenues of $2,541,755 in the same period of 2006. For the nine months ended June 30, 2007, we recorded revenues of $11,840,469 versus revenues of $3,195,333 in the same period of 2006. The increase in revenues in each case is attributed to the drilling operations of Kettle having a full three months and nine months of revenues, respectively, compared to only one month and four months, respectively, of revenues in both 2006 periods as a result of our acquisition Kettle as our wholly owned subsidiary in March 2006.

Gross profit, defined as revenues less cost of revenues, was $802,076 for the three months ended June 30, 2007, compared to $1,013,299 for the three months ended June 30, 2006, a decrease of $211,223. Gross profit was $2,412,347 for the nine months ended June 30, 2007, compared to $1,321,932 for the nine months ended June 30, 2006, an increase of $1,090,415. Similar to the increase in revenues, indicated above, the increase in gross profit in each of the 2007 periods is attributed to the drilling operations of Kettle having a full three months and nine months of revenues, respectively, compared to only one month and four months, respectively, of revenues in both 2006 periods as a result of our acquisition Kettle as our wholly owned subsidiary in March 2006. However, gross profits did not increase at the same rate as that of revenues because we experienced unexpected downtime of our rigs and crews during the most recently completed quarter due to a regulatory investigation of a mining accident that had occurred in a surrounding area.  We also experienced significant down time at other sites due to warranty-covered technical issues that have now been addressed by their manufacturer.  This downtime unexpectedly increased our cost of revenues and general expenses for the three and nine month 2007 periods which correspondingly reduced the gross profit for those periods.

We incurred mineral exploration expenses in the amount of $130,472 and $34,704 for the three months ended June 30, 2007 and 2006, respectively. We incurred mineral exploration expenses in the amount of $285,420 and $301,792 for the nine months ended June 30, 2007 and 2006, respectively.

We incurred other general and administrative expenses in the amount of $1,465,576 and $1,775,637 for the three months ended June 30, 2007 and  2006, respectively. For the nine months ended June 30, 2007 and 2006 we incurred other general and administrative expenses in the amount of $3,928,258 and $2,183,165, respectively. Other general and administrative expense is primarily composed of stock based compensation, accounting and management salaries and employee benefit plans.

Our net loss for three months ended June 30, 2007 and 2006 was $918,897 and $780,229, respectively. For the nine month period ended June 30, 2007 and 2006 the net loss was $2,279,947 and $1,151,178, respectively.

At June 30, 2007, we had current assets of $5,878,637 including cash of $1,756,984, inventory of $1,935,623 and account receivables of $2,132,745.  We had other assets totaling $8,826,939 consisting of property and equipment of $5,825,300, deposits of $20,463, net intangible assets of $172,652 and goodwill of $ 2,808,524.

We believe that, with the March 6, 2006, acquisition of Kettle Drilling, Inc. and its wholly owned subsidiary, World Wide, within the foreseeable future we will obtain profitable operations, and are no longer dependent upon obtaining financing to pursue exploration activities.

Financial Condition and Liquidity

As of June 30, 2007, the Company's working capital was $819,482 which was an increase from $410,546 on the same date in 2006. This increase in the Company's working capital is primarily attributable to proceeds from our sale of securities and the profitable operations of World Wide, the wholly owned subsidiary of Kettle, our wholly owned subsidiary. A snap shot, as of June 30, 2007 and 2006, of the Company's liquidity is provided in the table below:

2007

2006

Cash

    $ 1,756,984    $   887,499

Working Capital

          819,482         410,546

Total Current Assets

       5,878,637      3,002,307

Total Current Liabilities

       5,059,155       2,591,761

Stockholders’ Equity

       8,265,837       6,261,803

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

Intangible Assets

Intangible assets from the acquisition of Kettle Drilling, including employment contracts, and customer drilling contracts, are stated at the estimated value at the date of acquisition.  Amortization of employment contracts is calculated on a straight-line basis over a useful life of nine years.  Amortization of the drilling contracts is calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts will be periodically tested for impairment. Any impairment loss revealed by this test would be reported in earnings for the period during which the loss occurred.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, who is currently also its Principal Financial Officer, has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officer believes that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. However, we do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The effectiveness of our internal controls over financial reporting may be negatively impacted by that fact that the chief executive officer and principal financial officer (the positions responsible for our controls and procedure) is currently one and the same person. The former principal financial officer resigned during the quarter ended June 30, 2007, and our Chief Executive Officer, John Swallow, has been acting in both capacities since that time. He will continue to do so until a new principal executive officer is appointed; this expected to occur by September 2007. The former principal financial officer continues to provide financial consulting services to the Company.

 Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We recorded the following unregistered sales or issuances of equity securities during the quarter ended June 30, 2007:

•

An option holder exercised previously issued options to purchase 20,000 shares of our common stock on a “cashless” exercise basis. In accordance with the terms of the 2005 stock incentive plan we issued 16,657 shares of our common stock to the option holder.

•

Accredited unit warrant holders exercised warrants to purchase 1,356,500 shares of our common stock for a total of $1,296,820.

•

We issued 120,000 shares of our common stock to a consultant for services pursuant to a Revised Consulting Agreement. We valued these shares at approximately $2.40 per share for a total of $288,000.

•

We issued 2,000 shares of our common stock to one individual for services rendered. We valued these shares at approximately $2.50 per share for a total of $5,000.

•

We granted options to purchase 875,000 shares of our common stock at $3.00 per share to certain non-executive employees of Kettle Drilling, Inc., our wholly owned subsidiary. These options were granted pursuant to our Amended 2005 Equity Incentive Plan.

•

We issued a total of 8,000 shares valued at $20,000 of our restricted common stock to certain Kettle Drilling, Inc. employees as part of a quarterly stock bonus plan.

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

Dated: August 20, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer/ Principal Financial  Officer required by Rule 13a-14(a) or Rule 15d-14(a), Swallow

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Swallow