Form 10KSB
period 2007-09-30
Timberline Resources Corp
filed 2008-01-14
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51549

TIMBERLINE RESOURCES CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Idaho	282-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Lakeside Avenue
Coeur D’ Alene, Idaho	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, $0.001 par value

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and  no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $19,233,406

The aggregate market value of the 17,686,990 shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity of $4.07 on December 24, 2007, as quoted on the FINRA Over-the-Counter Bulletin Board, was:  $71,986,049.30.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Common Shares outstanding as of December 20, 2007: 26,504,103

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

1

PART I

2

ITEM 1. DESCRIPTION AND DEVELOPMENT OF BUSINESS

2

RISK FACTORS AND UNCERTAINTIES

6

ITEM 2. DESCRIPTION OF PROPERTY

15

ITEM 3. LEGAL PROCEEDINGS

31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

31

PART II

32

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

32

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

34

ITEM 7.  FINANCIAL STATEMENTS

41

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

69

ITEM 8A. CONTROLS AND PROCEDURES

69

ITEM 8B. OTHER INFORMATION

70

PART III

71

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

71

ITEM 10. EXECUTIVE COMPENSATION

76

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

79

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

80

ITEM 13. EXHIBITS

84

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

86

SIGNATURES

87

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern our anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by  the forward-looking statements, including, without limitation:

•

risks related to our properties being in the exploration stage;

•

risks related our mineral operations being subject to government regulation;

•

risks related to our ability to obtain additional capital to develop our resources, if any;

•

risks related to mineral exploration and development activities;

•

risks related to our insurance coverage for operating risks;

•

risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•

risks related to the competitive industry of mineral exploration;

•

risks related to our title and rights in our mineral properties;

•

risks related to our limited operating history;

•

risks related the possible dilution of our common stock from additional financing activities;

•

risks related to potential conflicts of interest with our management;

•

risks related to our subsidiaries activities; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”,  “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

ITEM 1. DESCRIPTION AND DEVELOPMENT OF BUSINESS

General

We were incorporated in the State of Idaho on August 28, 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production.  We ceased exploration activities during the 1990s and became virtually inactive.  In December 2003, a group of investors purchased 80-percent of the issued and outstanding common stock from the then-controlling management team.  In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased the number of our authorized shares of common stock to 100 million with a par value of $.001.  Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.  On February 2, 2004, our name was changed to Timberline Resources Corporation.  Since the reorganization, we have been in an exploration stage evaluating, acquiring and exploring mineral prospects with potential for economic deposits of gold, silver and copper.  A prospect is defined as a mining property, the value of which has not been determined by exploration.

On March 6, 2006, we acquired Kettle Drilling, Inc. (“Kettle”) as a wholly owned subsidiary.  Kettle was formed in 1996 and provides drilling services to the mining and mineral exploration industries across North America and worldwide.

Unless otherwise indicated, any reference to Timberline, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or its wholly owned subsidiary, Kettle.

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

Similarly, in our drilling business, our competition includes many companies with significantly greater experience, larger client bases, and substantially greater financial resources. There are significant barriers to entry including large capital requirements and the recruitment and retention of qualified, experienced employees.

We cannot assure you that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Our Offices and Other Facilities

Timberline currently maintains its administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (208) 664-4859.  Kettle maintains its administrative office at 2775 Howard Street, Suite 2, Coeur d’Alene, ID 83815.  Kettle’s telephone number is 208-665-7211.  In addition, Kettle maintains a storage facility in Rathdrum, ID and an operational facility in Elko, NV.  Kettle’s Mexican subsidiary, World Wide Exploration, S.A. de C.V., maintains an administrative office and warehouses in Hermosillo and Torreon Mexico.

Our Employees

Timberline, the parent company, is an exploration company and currently has five employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

Kettle, our subsidiary, has approximately 116 employees in the U.S. and roughly 46 employees at the Mexican drilling subsidiary, World Wide Exploration.  The breakdown is as follows; U.S.; 8-Management/Supervisory, 4-Administration, 4-Clerical, 100-Drilling Operations.  Mexico; 2-Management, 1-Administration, 1-Clerical, 42-Drilling Operations.  We believe that our relationship with our employees is good.

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

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.

Overview of Kettle Drilling, Inc. – Our Wholly-Owned Subsidiary

In March 2006, Timberline acquired Kettle Drilling, Inc. (“Kettle”) of Coeur d'Alene, Idaho.  Kettle provides drilling services to mining and mineral exploration companies throughout North America, combining state of the art equipment, world-class technical expertise, innovative thinking, and a strong safety record.  Kettle specializes in underground drilling services in support of active mining operations and advanced exploration projects.  Working primarily with established companies, its business is less cyclical than that of surface drillers at early-stage exploration sites, where supplies, infrastructure, and project funding are less predictable.

Kettle’s long-term strategies of aggressive expansion, drill fleet modernization, and underground focus have resulted in revenue growth.  Kettle, along with its wholly-owned Mexican subsidiary, World Wide Exploration, S.A. de C.V. (“World Wide”), now have a combined fleet of 21 operating rigs which generated revenues of approximately $6.3-million in the quarter ending in September 2007, above its previous quarterly record and raising overall revenue for the 2007 fiscal year to more than $19 million.

Looking ahead to the 2008 fiscal year, Timberline anticipates consistent profitability from its drilling operations with over $30 million in expected revenues.  With commodity prices strong and the drilling business correspondingly robust, the trend of increasing revenue and cash flow at Kettle is expected to continue for the foreseeable future.

Overview of Our Mineral Exploration Business

Our parent company is a mineral exploration company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  We may enter into joint venture agreements with other companies to fund further exploration work.  It is our plan to focus on assembling a high quality group of early to mid-stage mineral (gold, silver, and copper) exploration prospects, using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be placed on the western United States.

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our Vice-President of Exploration, Paul Dircksen, has experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

The geologic potential and ore deposit models have been defined and specific drill targets identified on the majority of our properties.  Our property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property.  If the evaluation is positive, we seek to acquire it, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owner of unpatented claims.  Once acquired, we then typically make a more detailed evaluation of the property.  This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling, or other means to determine if economic mineralization is present on the property.

Portions of our mineral properties are owned by third parties, and leased to us.  These agreements are held by David Miller and Howard Adams, Jim Ebisch, Sedi-Met, Inc, Hecla Mining Company, Snowshoe Mining Company and Diversified Inholdings.  The contract with Mr. Ebisch, a former director, is an assignment of lease; the state of Idaho is the underlying owner.  In addition, we own a number of unpatented mining claims outright.  Approximately 38 of these claims are located near our Snowstorm Project in Shoshone County, Idaho, and have been included in the earn-in agreement with Hecla Mining Company.  An “earn-in agreement” requires one party to spend a certain amount of money, usually in mineral exploration expenditures, to earn a specified percentage ownership in the property. On February 1, 2006, pursuant to the agreement, Hecla elected to withdraw from the venture but retains four percent (4%) net smelter return royalty on any mineral production from the subject claims. In conjunction with this withdrawal, Hecla assigned approximately 750 acres of mineral rights in the area to us.  Four additional groups of unpatented claims owned by the Company are located in Sanders and Lincoln counties, Montana.  The Montana claims are leased by the Company to Sterling Mining Company.  Additionally, also in Montana, the Butte Highlands Property is located in Silver Bow County and is comprised of 8 patented and 61 unpatented claims.  The contract on the East Camp Douglas property in Mineral County, Nevada is comprised of 115 unpatented claims.

All of the leases are contracts with varied terms, all of which provide for us to earn an interest in the property or receive a royalty.  See Description of Property below.

Our strategy with properties deemed to be of higher risk or those that would require very large exploration expenditures is to present them to larger companies for joint venture.  Our joint venture strategy is intended to maximize the abilities and skills of the management group, conserve capital, and provide superior leverage for investors.  If we present a property to a major company and they are not interested, we will continue to seek an interested partner.

For our prospects where drilling costs are reasonable and the likelihood of success seems favorable, we will undertake our own drilling.  The target depths, the tenor of mineralization on the surface, and the general geology of the area are all factors that determine the risk as calculated by us in conducting a drilling operation.  Mineral exploration is a research and development activity and is, by definition, a high risk business that relies on numerous untested assumptions and variables.  Accordingly, we make our decisions on a project by project basis.  We do not have any steadfast formula that we apply in determining the reasonableness of drilling costs in comparison to the likelihood of success, i.e. in determining whether success seems “favorable.”

The Commodities Market

The price of Gold, Silver and Copper have fluctuated during the last several years.  The price of gold has risen steadily for the last few years.  Through 2005, gold traded in a fairly narrow price range between roughly $410 and $520 per ounce, based on the London PM Fix Price.  In 2006, gold traded between approximately $520 and $720, and in 2007, gold traded between approximately $600 and $840 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $873.50 on January 8, 2008.  In 2005, the price of silver per ounce ranged approximately from $6.40 to $9.20, based on the London Fix Price.   In 2006, the price of silver ranged from $8.80 to $14.90 per ounce, and in 2007, silver traded between approximately $11.70 and 15.80 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $15.48 on January 8, 2008.  During 2006, the approximate price per pound of copper ranged from $2.25 to $3.90, and in 2007, the approximate price per pound of copper ranged from approximately $2.50 to 3.75. The price of copper closed at $3.13 per pound on January 8, 2007, based on the London Metal Exchange price.

RISK FACTORS AND UNCERTAINTIES

An investment in a mine service and an exploration stage mining company with a short history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment.  We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Estimates of mineralized material are forward-looking statements inherently subject to error. Although resource estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results will inherently differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be accurately predicted.

Risks Associated With Mining And The Exploration Portion of Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, the exploration component of our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  Regarding our future ground disturbing activity on federal land, we will be required to obtain a permit from the US Forest Service or the Bureau of Land Management prior to commencing exploration.  We are currently in the permitting process to our Conglomerate Mesa project in California as well as our Downeyville property in Nevada.  Yet, there can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

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

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  In past years we have been engaged in exploration in northern Idaho, which is currently the site of a Federal Superfund cleanup project. Although the Company is no longer involved in this or other areas at present, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this report, the Company is not aware of any environmental issues or litigation relating to any of its current or former properties.

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

Other than from our drilling services subsidiaries, we expect to derive revenues, if any, from the eventual extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease exploration activity and/or operations.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. Furthermore, since the mineral exploration sphere is so diverse and there are virtually no similar exploration companies with a revenue producing drilling subsidiary, it is quite difficult to identify specific primary competitors and make comparisons to our Company.  A representative sample of exploration companies that are similar to our Company in size, financial resources and primary objective include such publicly traded mineral exploration companies as Little Squaw Gold Mining Company (LITS), Idaho General Mines, Inc. (GMO), and Energold Drilling (EGD), Cabo Drilling (CBE), and Mines Management (MGN).

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

We are not aware of challenges to the location or area of any of our mining claims. There is, however, no guarantee that title to the claims will not be challenged or impugned in the future.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since our incorporation in 1968, we were inactive for many years prior to our new management in January 2004. Since January 2004, we have not yet located any mineral reserve. As a result, we have not had any revenues from our exploration division, however we do have a drilling services wholly owned subsidiary which has generated revenues in past fiscal years and which we expect to generate revenues in the future. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that they will be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues (from exploration) during the period when we are exploring our properties.

During the fiscal year ending September 30, 2007, we (the parent company) had losses of $2,142,663in connection with the maintenance and exploration of our mineral properties and the operation of our exploration business. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional employee/director/consultant options or if we sell additional shares to finance our operations.

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004. However our business model includes our revenue generating and wholly owned drilling services subsidiary. In order to further expand our company and objectives above that provided through the anticipated revenues of our revenue producing subsidiaries, any additional growth and/or expanded exploration activity may need to be financed through sale of and issuance of additional shares. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding approximately 3,223,649 common share purchase warrants (exercisable into approximately 3,223,649 shares of common stock), options granted that are exercisable into 1,101,255 common shares and 4,700,000 shares of convertible preferred shares that are convertible into at least 4,700,000 shares of common stock. If all of these were exercised or converted, these would represent approximately 34% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics, does address areas of possible conflicts of interest.  As of December 31, 30, 2007, we had four independent directors on our board of directors (Jim Moore, Ron Guill, Vance Thornsberry and Eric Klepfer).  In January 2008, we formed three committees to ensure our compliance with the requirements of the American Stock Exchange (AMEX).  We established an independent audit committee consisting of three independent directors, all of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the AMEX..

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as Randal Hardy, John Swallow, Paul Dircksen or Mark Church, Douglas Kettle and David Deeds (officers and members of our subsidiary, Kettle). The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel. Accordingly, we obtained key man life insurance as well as Directors and Officers Insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

Certain Risks Associated with Operation of Our Wholly Owned Subsidiary, Kettle Drilling, Inc.

Our subsidiary derives all of its revenues from companies in the mining exploration and production industry, a historically cyclical industry.

Our subsidiary derives all its revenues from companies in the mining exploration and production industry, a historically cyclical industry. Any prolonged reduction in the overall level of exploration and development activities, can adversely impact our subsidiary in many ways by negatively affecting:

•	Its revenues, cash flows and profitability;
•	Its ability to maintain or increase our borrowing capacity;
•	Its ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital;
•	Its ability to retain skilled drilling personnel whom we would need in the event of an upturn in the demand for our services; and
•	the fair market value of its rig fleet.

Kettle Drilling, Inc. may be unable to attract and retain qualified, skilled employees necessary to operate its business.

Kettle’s success depends in large part on its ability to attract and retain skilled and qualified personnel. The inability of Kettle officers and management to hire, train and retain a sufficient number of qualified employees could impair the ability to manage and maintain our business. Drilling and drilling related work requires skilled employees who can perform physically demanding work. Shortages of qualified personnel are occurring in this industry. As a result of the volatility of the drilling industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. If Kettle should suffer any material loss of personnel to competitors or management is unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment, its operations could be materially and adversely affected. With a reduced pool of workers, it is possible that it will have to raise wage rates to attract workers from other fields and to retain its current employees. If Kettle is not able to increase its service rates to its customers to compensate for wage-rate increases, its profitability and other results of operations may be adversely affected.

Shortages in equipment and supplies could limit Kettle’s drilling operations and jeopardize its relations with customers.

The materials and supplies Kettle uses in its drilling operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. Shortages in equipment supplies could limit its drilling operations and jeopardize its relations with customers. Kettle does not rely on a single source of supply for any of these items. From time to time there have been shortages of drilling equipment and supplies during periods of high demand, which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that Kettle may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in its obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect Kettle’s ability to obtain new contracts for its drills, which could negatively impact its revenues and profitability.

The mining services industry is a competitive industry.

Contract drilling is a highly competitive industry, where numerous competitors tender bids for contracts.  Kettle’s ongoing ability to continue to secure contracts at a profitable level cannot be assured.

Cyclical downturns in the mining industry could negatively impact Kettle’s business.

The most significant operating risk is the potential downturn in demand for minerals and metals which would directly impact the need for drilling services. To mitigate this risk the Kettle is exploiting its competitive advantage in underground drilling.

As the mining cycle lengthens and activity levels increase, the requirement for working capital, particularly accounts receivable and inventory, grows. Accounts receivable levels from junior mining companies typically increase. Junior mining companies are heavily dependent on the capital markets and any change in outlook of the mining sector, or lack of success of their exploration activities, can quickly affect their ability to carry on drilling programs. Kettle manages this risk by closely monitoring accounts receivable aging and the activity of junior mining companies in the capital markets. Deposits and letters of credit are required in some instances.

Levels of inventory increase from increased revenue activity and, potentially, an increase in activity in remote locations. In the event of a sudden downturn Kettle may be exposed to inventory carrying costs and possible obsolescence. Furthermore it may be difficult and costly to relocate this inventory to other regions. In order to minimize exposure to this risk, Kettle works closely with its customers to anticipate and plan for scheduled reductions in their drilling programs.

Kettle’s operations in foreign countries exposes us to a variety of political and business risks.

Kettle is committed to expanding its operations outside of North America into Mexico. With this, comes the risk of dealing in a variety of business and political jurisdictions. The risks include, but are not limited to, political instability and violence, terrorism, military repression, extreme fluctuations in currency exchange rates, labor unrest, changing fiscal regions, changes to royalty and tax regions, uncertainty regarding enforceability of contractual rights and judgments, and high rates of inflation. Changes in resource development or investment policies or shifts in political attitude in Mexico may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be predicted.

The availability of an adequate workforce cannot be guaranteed and may affect our ability to timely and profitably fulfill our contracts.

The upturn in the metals and minerals industry has resulted in a shortage of qualified drillers. The industry is transforming from a downturn that saw many qualified drillers move to other industries. The demand for similar skilled workers in the mining, oil and gas and construction industries is also adding to the shortage of qualified people for the drilling services business.

Kettle has implemented a number of initiatives to retain existing employees and attract new employees, but cannot guarantee that an adequate workforce will be available in the future to meet Kettle’s needs.

Reliance on key accounts.

Kettle has a number of accounts that make up a significant portion of overall revenue and gross profits. When a contract expires or is terminated there is no guarantee that Kettle has sufficient replacement contracts. Kettle continues to work with its existing client base and is actively pursuing new clients in order to minimize exposure in this area.

Fluctuations in business costs may affect the profitability of long term contracts.

Kettle may enter into long term contracts with customers at fixed prices. Kettle’s expenses may vary significantly over a contract period due to fluctuations in the cost of labour, materials and equipment, consequently creating variations in the profitability of these contracts with fixed prices. Kettle mitigates this risk by anticipating an escalation in costs when bidding on projects or providing for cost escalation in the contract. However, significant price fluctuations without warning could negatively impact Kettle’s margins.

Extreme weather conditions in certain areas in which Kettle operates could impact its operations.

Kettle has operations across the United States that are subject to extreme weather conditions which can have a significant impact on its operations. In addition, natural and other disasters could have an adverse impact on Kettle’s operations.

Currency fluctuations.

The majority of Kettle’s business is conducted in United States dollars. Kettle has operations in Mexico and Kettle at times may receive payments in foreign currency. In order to reduce its exposure to foreign exchange risks Kettle contracts in U.S. dollars. This may negatively impact a project’s profitability due to currency exchange volatility. Margin performance however is less affected by currency fluctuations as a large portion of costs are typically in the same currency as revenues.

Risks Associated With Our Common Stock

Our common stock is traded only on the OTC Bulletin Board and we cannot assure you that a liquid public market will be maintained.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board. We cannot provide any assurance that a public market will be maintained or if it will provide you with liquidity for your investment.

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is quoted on the OTC Bulletin Board. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase our shares.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. While our wholly owned drilling subsidiary provides revenues, we currently have no revenues and a history of losses from our exploration activity, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Risks Associated With Our Series A Preferred Stock

Our Series A Preferred Stock has certain redemption and conversion privileges that could be exercised which would require us to redeem our preferred stock for cash or to sell Kettle Drilling to a preferred stockholder.

Timberline is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value. The Board of Directors of Timberline is authorized to issue the preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into Common Stock.

On February 26, 2006, our Board of Directors adopted a resolution creating a series of Five Million Shares (5,000,000) shares of voting, convertible Preferred Stock designated as Series A Preferred Stock. The Preferred Stock was issued to the Doug Kettle and Dave Deeds (the “Kettle Shareholders”) as a part of the consideration delivered to them for the acquisition of Kettle Drilling in the following proportion: 1,250,000 shares to David Deeds and Margaret Deeds, husband and wife, and 3,750,000 shares to Doug Kettle. The relative rights, preferences, privileges and restrictions granted to or imposed upon the Preferred and the holders include:

•

preferred dividend equal to $.032 per share; cumulative after December 31, 2006;

•

participating on a pro rata basis  in any declared common stock dividend on an “as converted to common stock basis”;

•

conversion price adjustments should the company issue additional common stock at a price lower than the conversion price then in effect, or for any stock splits, reclassifications, stock dividends, etc.;

•

voting rights equal to the shares of common stock on an as converted basis;

•

liquidation rights, subject to certain event adjustments, of $.55 per share;

•

a formula for automatic conversion to common stock upon the occurrence of  certain triggering events, currently determined to be at the rate of one share of common for one share of preferred, subject to anti-dilution protection and other possible adjustments;

•

redemption triggering provisions requiring us to purchase the Preferred Stock back (redeem the shares) from the holders at the liquidation price per share plus any accumulated dividend (the “Preferred Stock Redemption Price”); any Preferred Stock shares that have been converted to common stock  are to be purchased back (redeemed) at a per share price determined by calculating  trading price over a four week period immediately prior to the redemption (the “Common Stock Purchase Price”);

•

Redemption triggering events include:  not having our common stock approved to be listed and traded on a “national securities exchange” on or before Dec. 31, 2008; if after having been approved for listing on a “national securities exchange”, our common stock is delisted or trading is terminated or suspended;  if after having been approved for listing on a “national securities exchange”, the average weekly trading volume in our common stock is less than 25% of the number of shares of common stock into which the outstanding preferred stock is then convertible;   if after having been approved for listing on a “national securities exchange”, the average price of our common stock during the preceding four calendar weeks is less than the liquidation preference of the preferred stock, including any accrued and unpaid dividends;  our becoming insolvent; Timberline filing for relief under federal bankruptcy code; failing to honor our covenants under the Kettle stock purchase and sale agreement or other related agreements; being subject to a suit alleging violations of registration or antifraud laws which is not dismissed or terminated within 180 days of filing;

•

the right for the Kettle Shareholders to repurchase Kettle Drilling in the event that we cannot or do not pay the Preferred Stock Redemption Purchase Price and/or the Common Stock Purchase Price; and

•

the Company’s ability to vote its shares of Kettle Drilling is governed by a Voting Trust Agreement put in place to protect the interests of the Kettle Shareholders; and

•

certain preemptive rights regarding new securities we may offer to third parties.

The creation of the aforementioned Series A Preferred Stock was effected by the March 6, 2006 filing with the Idaho Secretary of State’s Office of a “Certificate and Articles of Amendment to Articles of Incorporation of Timberline Resources Corporation”.

During the year ended September 30, 2007, the Kettle Shareholders converted 300,000 shares of preferred stock to common stock and sold the common stock.  The result is that there are 4,700,000 shares of preferred stock outstanding at September 30, 2007.

During the audit on our 2007 financial statements we discovered that the accounting classification for the Series A Preferred Stock issued to the Kettle Shareholders upon our acquisition of Kettle Drilling was incorrect.  As a result of our consultation with our auditors and our counsel, we determined that the preferred stock should be accounted for as a temporary equity item requiring re-classification on the Company’s balance sheet out of preferred stock and paid-in-capital to a “mezzanine” section between total liabilities and stockholders’ equity.  Accordingly, we concluded that the 2006 financial statements we previously reported are materially misstated and should no longer be relied upon.  This reclassification has no effect on net loss or cash flows as currently and previously reported, but the notes to the consolidated financial statements contain a more robust disclosure of the Series A preferred Stock’s redemption features and the correction of the error in the classification of the Series A Preferred Stock.

ITEM 2. DESCRIPTION OF PROPERTY

Summary of Timberline’s Mineral Exploration Prospects

As of December 2007, Timberline has acquired mineral prospects for exploration in Montana, California, Nevada and Idaho mainly for target commodities of gold, silver, zinc and copper. The prospects are held by both patented and unpatented mining claims owned directly by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Montana Gold Properties2

Butte Highlands Gold Project

In July 2007, Timberline closed its purchase of the Butte Highlands Gold Project.  The project is located 15 miles south of Butte in southwestern Montana within a favorable geologic domain that has hosted several multi-million ounce gold deposits including Butte, Golden Sunlight, Montana Tunnels, and Virginia City.

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey shale with higher-grade mineralization occurring within the sediments proximal to diorite sills and dikes.  Between 1988 and 1996, prior operators Placer Dome, Battle Mountain, ASARCO, and Orvana Minerals demonstrated the presence of a wide and continuous mineralized zone by drilling 46 core holes (36,835 feet) and 132 reverse-circulation holes (61,338 feet) within the district.  The vast majority of this drilling was conducted in the Nevin Hill area which is included in the Timberline property.  Best gold intercepts achieved at Butte Highlands include 49.8 feet of 0.651 ounces per ton (oz/t) and 11.5 feet of 1.996 oz/t from surface and 31.0 feet of 1.060 oz/t from underground.

In 1997, Orvana Minerals used recent and historic drilling data to estimate a mineral resource in the Nevin Hill area consisting of 583,253 tons grading 0.335 oz/t gold in the “measured and indicated” category and 1,259,263 tons grading 0.268 oz/t in the “inferred” category.  Orvana also estimated the existence of a “potential” resource of equal magnitude along-strike and down-dip, and stated a belief that other areas of the property beyond the known occurrences also had the potential to host substantial gold mineralization.  (The Orvana resource estimates pre-date NI 43-101 standards and are provided for historical context only.)

A summary of drilling highlights at Nevin Hill, which Orvana used to compile its resource estimate.

Historic Drilling Highlights (from Surface)

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
DDH 88-3	745.0	756.0	11.0	0.110
	1,070.0	1,085.0	15.0	0.206
DDH 89-1	1,177.2	1,227.0	49.8	0.651
PD 89-1	1,351.0	1,366.0	15.0	0.340
PD 89-2	1,396.0	1,412.0	16.0	0.135
BH 93-1	885.0	895.0	10.0	0.138
	925.0	935.0	10.0	0.319
BH 93-8	1,189.0	1,200.0	11.0	0.131
BH 93-11	758.5	770.0	11.5	0.351
	825.0	845.0	20.0	0.114
	964.0	978.0	14.0	0.776
BH 93-12	762.5	786.0	23.5	0.548
BH 94-2	1,240.0	1,270.0	30.0	0.214
BH 94-3	1,129.3	1,141.0	11.7	0.255
	1,163.4	1,181.0	17.6	0.142
	1,312.0	1,325.5	13.5	0.492
	1,425.0	1,437.0	12.0	0.276
BH 94-16	1,335.5	1,347.0	11.5	0.165
BH 94-17	1,295.5	1,323.0	27.5	0.268
BH 95-5	1,429.0	1,457.5	28.5	0.338
	1,512.5	1,522.5	10.0	0.129
BH 96-1	697.0	722.3	25.3	0.153
	754.0	779.5	25.5	0.158
BH 96-5	837.0	849.0	12.0	0.678
	902.0	916.0	14.0	0.114
	932.5	944.0	11.5	1.996
BH 96-6	1,258.0	1,270.0	12.0	0.142
	1,320.0	1,333.0	13.0	0.165
BH 96-8	1,222.0	1,233.0	11.0	0.234
	1,287.0	1,307.0	20.0	0.212
BH 96-9	993.0	1,012.0	19.0	0.133

The following table includes highlights from past underground drilling programs conducted in the early-1940s, which Orvana also used to calculate their mineralization estimates at Butte Highlands.

Historic Drilling Highlights (from Underground)

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
BH 40-23	147.0	157.0	10.0*	0.102
	205.0	226.0	21.0	0.230
BH 40-24	142.0	173.0	31.0	1.060
BH 40-34	182.0	192.0	10.0*	0.106
BH 40-35	329.5	339.5	10.0*	0.132
BH 40-41	162.0	181.0	19.0	0.280
BH 40-42	224.0	236.0	12.0	0.180
BH 40-43	237.0	249.0	12.0	1.140
BH 40-46	278.0	288.0	10.0*	0.124
	307.0	317.0	10.0*	0.558
	330.0	340.0	10.0*	0.160
BH 40-47	236.0	262.0	26.0	0.260
BH 40-48	197.0	207.0	10.0*	0.174
BH 40-49	234.0	244.0	10.0*	0.106

* averaged with 0.025 oz/t dilution to reach 10-foot thickness

The 1997 Orvana report also provided a preliminary technical review of feasibility issues, identifying no fatal flaws to mine development.  The report noted that suitable sites for a mill and tailings pond are present on the property, custom milling at existing nearby facilities was feasible, and access to the deposit could be achieved with a decline from either of two existing portals.

Since signing the Purchase Agreement for Butte Highlands in May, Timberline has expanded its land position to cover additional drill targets and has retained Klepfer Mining Services (Eric Klepfer, as affiliate of Klepfer Mining Services, is also a director to Timberline) to perform the environmental and permitting services necessary to advance the project.  Timberline management believes that there is excellent potential to increase the historic resource estimates at Butte Highlands, both along strike and down-dip, as well as a realistic opportunity for near-term production.

Timberline purchased the Butte Highlands property, including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 108,000 shares of Timberline common stock.

California Gold and Lead/Zinc Properties

The Conglomerate Mesa Prospect

In July 2007, Timberline finalized a Lease / Option to Purchase Agreement for the Conglomerate Mesa Project in Inyo County, California.  The project hosts structurally and stratigraphically controlled, sediment-hosted gold mineralization similar to the "Carlin-type" deposits of north-central Nevada.  Timberline management believes that Conglomerate Mesa represents one of the premier gold exploration projects remaining within the Great Basin province of the western United States with excellent potential for a multi-million ounce gold discovery.

Since signing a Memorandum of Understanding (MOU) on the project last September, Timberline has expanded its land position at Conglomerate Mesa to 325 unpatented lode claims, covering more than 10 square-miles.  The original property includes several mineralized gold zones identified by prior operators (Newmont and BHP-

Billiton).  The expanded property also includes the historic Santa Rosa Mine, a silver-lead-zinc occurrence which had limited production by several operators including Anaconda Copper.

Also since the signing of the MOU, Timberline has completed extensive data compilation and submitted a Plan of Operation to the Bureau of Land Management (BLM) and to Inyo County.  The Plan will allow the reopening of an access road along with an initial 7-hole drill program to evaluate several areas of strong geochemistry.  Timberline has also retained Klepfer Mining Services to perform the environmental and permitting services necessary to advance the project.

Conglomerate Mesa was originally explored by Newmont while it was within the Cerro Gordo Wilderness Study Area (WSA).  An initial 22-hole (10,360 feet) reconnaissance drill program focused primarily on just one of the property’s mineralized zones (“Resource Area”) outlining a mineralized resource estimate pre-dating (and not compliant with) NI 43-101 standards totaling 175,000 ounces of gold contained in 3-million tons grading 0.06 ounces per ton (oz/t).  Highlights from the Newmont drill program include the following:

Resource Area

CGL-01

5 ft of 0.24 oz/t gold

CGL-02

20 ft of 0.08 oz/t gold

CGL-03

45 ft of 0.07 oz/t gold

CGL-04

20 ft of 0.08 oz/t gold

CGL-12

45 ft of 0.04 oz/t gold

CGL-19

20 ft of 0.09 oz/t gold

South Drainage Area

CGL-16

35 ft of 0.05 oz/t gold

Newmont withdrew from Conglomerate Mesa in 1993.  Federal agencies dropped the property’s WSA status the following year because it did not meet the necessary criteria for inclusion in a Wilderness Area and, in doing so, removed significant impediments to its future development.

In late-1995, BHP-Billiton acquired Conglomerate Mesa and identified a much larger hydrothermal gold system with excellent bulk-mineable potential.  The property’s core area was explored that year, with eight target zones identified by soil geochemistry and surface road cut channel sampling which returned the following highlights:

Dragonfly Area

40 ft of 0.37 oz/t gold (within 140 ft of 0.12 oz/t gold)

7 ft of 0.25 oz/t gold

15 ft of 0.11 oz/t gold

Middle CMFS Area

10 ft of 0.03 oz/t gold

Resource Area

40 ft of 0.15 oz/t gold

East Area

5 ft of 0.10 oz/t gold

15 ft of 0.21 oz/t gold

South Drainage Area

6 ft of 0.12 oz/t gold

20 ft of 0.04 oz/t gold

In 1997, BHP conducted a widely-spaced, 10-hole (8,060 feet) reconnaissance drill program at Conglomerate Mesa which included the following highlights:

BHP subsequently made a corporate decision to terminate all of its worldwide gold exploration activities and dropped the property.

Timberline, as part of due diligence efforts at Conglomerate Mesa, collected rock chip samples from three of the known mineralized zones, returning the following results:

Dragonfly Area

Cgl06-01

0.35 oz/t gold

Cgl06-02

0.07 oz/t gold

Cgl06-03

0.45 oz/t gold

Resource Area

Cgl06-04

0.14 oz/t gold

East Area

Cgl06-05

0.52 oz/t gold

Despite excellent surface gold grades encountered by Newmont, BHP, and Timberline, the Conglomerate Mesa property did not see historic mining because the sediment-hosted gold particles are micron-sized and therefore could not be panned by prospectors.  This same style of mineralization is present at deposits within Nevada’s Carlin and Battle Mountain / Eureka trends, which were also not historically mined, and which did not develop into world-class mining camps until the 1970s.

The two prior drill programs at Conglomerate Mesa totaled 31 completed holes over a 5 square-mile area.  Newmont completed 21 (of 22) holes and intersected significant mineralization in 15 of them.  BHP intersected multiple intervals of significant mineralization in all 10 of their holes, with 4 or more such intervals in 7 of the holes.  Given their largely-reconnaissance nature, Timberline management believes that the outstanding success of these early-stage drill programs suggests the potential for a massive, district-scale gold system at Conglomerate Mesa.

Results from all available prior drilling at Conglomerate Mesa are included in the following tables.

Resource Area – Previous Drill Results

Operator	Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
Newmont	CGL-1	25	30	5	0.240
		95	105	10	0.072
	CGL-2	200	215	15	0.044
		265	275	10	0.030
		320	340	20	0.079
		370	380	10	0.047
	CGL-3	130	175	45	0.073
	CGL-4	85	105	20	0.077
	CGL-5	75	80	5	0.033
		105	115	10	0.126
	CGL-6	315	335	20	0.026
		350	355	5	0.027
		370	375	5	0.038
		395	420	25	0.020
	CGL-12	500	510	10	0.062
		535	540	5	0.025
		665	670	5	0.031
		690	735	45	0.037
	CGL-13	405	410	5	0.024
		435	440	5	0.028
		455	460	5	0.021

	CGL-17	490	495	5	0.021
		610	620	10	0.014
	CGL-19	85	110	25	0.024
		245	265	20	0.090
	CGL-20	145	155	10	0.016
		260	270	10	0.024
BHP	CM97-8	165	175	10	0.028
		190	195	5	0.043
		245	250	5	0.010
	CM97-9	230	235	5	0.024
		410	445	35	0.027
	CM97-10	520	530	10	0.064
		670	675	5	0.064
		755	760	5	0.074
		880	900	20	0.018

East Area – Previous Drill Results

Operator	Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
Newmont	CGL-7	30	35	5	0.043
	CGL-8	170	185	15	0.053
	CGL-9	No significant results
	CGL-10	No significant results
	CGL-11	No significant results

Middle CMFS Area – Previous Drill Results

Operator	Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
Newmont	CGL-14	610	620	10	0.016
	CGL-21	No significant results
	CGL-22	No significant results
BHP	CM97-6	155	160	5	0.018
		560	565	5	0.024
		1050	1085	35	0.038
		1130	1140	10	0.084
	CM97-7	15	25	10	0.022
		980	985	5	0.062
		1010	1020	10	0.043

South Drainage Area – Previous Drill Results

Operator	Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
Newmont	CGL-16	15	30	15	0.036
		135	170	35	0.046
	CGL-18	No significant results

Dragonfly Area – Previous Drill Results

Operator	Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
BHP	CM97-1	25	35	10	0.018
		280	290	10	0.019
		335	345	10	0.029
		465	475	10	0.012
	CM97-2	140	150	10	0.014
		210	215	5	0.016
		340	345	5	0.067
		440	450	10	0.026
	CM97-3	5	15	10	0.044
		30	40	10	0.028
		50	65	15	0.033
		75	85	10	0.016
		155	175	20	0.058
		370	380	10	0.011
		525	565	40	0.012
	CM97-4	20	35	15	0.029
		50	80	30	0.101
		140	180	40	0.110
		290	320	30	0.045
		380	390	10	0.009
		530	540	10	0.012
	CM97-5	0	15	15	0.038
		395	405	10	0.014
		480	520	40	0.043
		570	575	5	0.039
		655	660	5	0.041

The Agreement provides Timberline the right to purchase a 100-percent interest in the Project, subject to a 4-percent NSR production royalty of which 1-percent may be purchased for $1-million.  In the first year of the Agreement,

Timberline is obligated to make an option payment of $75,000 and 100,000 shares of its common stock to the property owners, along with a commitment to $100,000 in exploration expenditures.  The option payment will continue at $75,000 for 2008, and then increase by $25,000 per year annually to a cap of $250,000.  Annual share payments and work commitments will remain fixed at 100,000 and $100,000, respectively.  During the year ended September 30, 2007, lease payments of $555,000 have been capitalized.

The Santa Rosa Zinc-Lead-Silver Prospect

In July 2007, Timberline acquired the Santa Rosa Zinc-Lead-Silver Prospect in Inyo County, California.  The 70-claim property was included in Timberline’s Lease / Option to Purchase Agreement for the Conglomerate Mesa Project because it lies within an agreed-to Area of Interest, but was staked entirely by Timberline and constitutes a completely separate project.  Prior exploration at Santa Rosa indicates the potential for a major zinc deposit with significant base and precious metal credits.  However, significant permitting hurdles may be encountered at Santa Rosa because of its location, bounded by and adjacent to a Wilderness Area.

The historic Santa Rosa mining district was discovered in 1910 and produced from high-grade silver-lead veins reportedly averaging 11.6 ounces per ton (oz/t) silver and 16.3-percent lead through 1938.  Anaconda Copper Company purchased the property in 1947, producing an additional 40,000 tons of “direct shipping” ore until 1973.

In the early-1950s, a 7-hole, 3,000-foot exploration drill program by Anaconda identified a broad zone of strata-controlled sphalerite (zinc) replacement mineralization grading up to 19.8-percent across zones up to 24 feet wide.  Using minimum criteria of 2-percent zinc over a 5-foot thickness, vertically-drilled Hole DH-3 intersected 9 separate horizons within its total 510-foot depth, totaling an aggregate of 128.8 feet of mineralization averaging 8.8-percent zinc.  The following table lists the 9 intervals and their zinc assays.

Mineralized Intervals from Historic Anaconda Drill Hole DH-3

Interval	Length (ft)	Zinc (%)
A	25.0	4.6
B	11.0	9.2
C	5.0	9.8
D	20.0	2.4
E	20.0	9.2
F	24.0	19.8
G	8.8	9.5
H	5.0	3.4
I	10.0	5.6

Based on the size and grade potential of the property, along with an increase in the zinc price, Cyprus Mining conducted an 11-hole drill program at Santa Rosa in the early-1990s.  All 8 of their completed holes intersected multiple intervals of ore-grade mineralization, with four vertical holes confirming the strata-controlled zinc mineralization identified by Anaconda.  The following table includes the most significant intervals from those four holes.  It should be noted that Hole SR-11 was drilled 1,600 feet east of Holes SR-1 through SR-3 and suggests a potentially substantial volume of strata-bound mineralization at Santa Rosa.

Most Significant Mineralized Intervals from Cyprus Drill Program

Drill Hole	From (ft)	To (ft)	Length (ft)	Zinc (%)	Lead (%)	Copper (%)	Silver (oz/t)
SR-1	440.0	545.0	105.0	9.87	2.10	0.30	2.61
SR-2	518.3	552.0	33.7	5.52	0.01	0.01	0.49
SR-3	450.7	521.7	71.0	1.98	-	0.02	0.18
SR-11	1164.0	1225.5	61.5	3.01	3.12	0.08	2.02

The Cyprus program confirmed the ore grades reported by Anaconda while encountering thicker and more frequent ore-grade intervals and vastly expanding the target area of the property.  An IP geophysical survey, also conducted by Cyprus, indicates that only a small portion of potential zinc mineralization has been drill-tested.

Next steps at Santa Rosa will include exploration permitting, an additional geophysical survey, geologic mapping, surface drilling, and extensive baseline environmental studies.  As announced previously, Timberline has retained Klepfer Mining Services to perform the environmental and permitting services necessary to advance the project.

The Conglomerate Mesa Agreement provides Timberline the right to purchase a 100-percent interest in the Project, subject to a 4-percent NSR production royalty of which 1-percent may be purchased for $1-million.  In the first year of the Agreement, Timberline is obligated to make an option payment of $75,000 and 100,000 shares of its common stock to the property owners, along with a commitment to $100,000 in exploration expenditures.  The option payment will continue at $75,000 for 2008, and then increase by $25,000 per year annually to a cap of $250,000.  Annual share payments and work commitments will remain fixed at 100,000 and $100,000, respectively.

Nevada Gold Properties

The East Camp Douglas Prospect

In August 2006, Timberline exercised its option to lease the East Camp Douglas Project, along the prolific Walker Lane Mineral Belt in south-central Nevada.  The property is comprised of 115 unpatented mining claims (totaling 2,300 acres) and represents a “district-scale” project with multiple targets of low-sulphidation quartz-adularia and high-sulphidation quartz-alunite gold-silver mineralization.  The project is the result of long-term efforts to consolidate the district, an area that has seen considerable exploration along with historic small-scale mining.

Past operators at East Camp Douglas, including FMC, Noranda, Teck, and Hecla, drilled 126 holes (totaling over 45,000 feet) and took 2,403 soil samples on and around the property, all of which are now included in a comprehensive digital database.  Drilling highlights include intercepts of 60 feet of 0.47 ounces per ton (oz/t) gold and 10 feet of 0.19 oz/t gold, with select rock chip samples grading up to 4.9 oz/t gold.  The project area was recently expanded based on the discovery of a broad zone of intense sulfate alteration, within which silica-rich breccia samples grading up to 0.23 oz/t gold were collected.

Data compilation and computer modeling have led to the selection of several priority drill targets at East Camp Douglas.  Management believes that the project is sufficiently advanced to enter discussions with potential joint-venture partners to conduct planned drilling and lead the next exploration phase.

The property is structurally well-located at the intersection of the northwest trending Walker Lane Structural Belt (Rawhide, Paradise Peak, Tonopah, and Goldfield mines) and the regional west-northwest trending Cerro Duro Lineament (Bodie, Aurora, and Borealis mines).  The Miocene age gold-silver mineralization at East Camp Douglas is related to an extensive intermediate to felsic eruptive volcanic center including early andesitic and later dacitic flows and dikes.

The Lease Agreement calls for annual advance royalty payments of $15,000 escalating to a cap of $75,000 and annual work expenditure obligations of $50,000, escalating to a cap of $100,000.  Upon completion of a positive feasibility study or a production decision, Timberline may purchase the Property for $10,000 subject to a 3-percent Net Smelter Returns (NSR) royalty, of which 1-percent may be purchased for $2-million.

The Long Canyon Prospect

In July 2006, Timberline signed a Letter of Intent to enter a Lease / Option to Purchase Agreement on the Long Canyon Project, along the Walker Lane Mineral Belt in south-central Nevada.  Long Canyon is located 9 miles east-southeast of the East Camp Douglas Project.

The Long Canyon project covers 22 mining claims and represents the upper levels of a low-sulfidation, quartz-adularia gold system within the same positive structural setting as East Camp Douglas.  The project area contains a series of narrow quartz veins grading up to 3.9 grams per tonne (g/t) gold and 529 g/t silver, cutting a broad, undefined, zone of gold bearing siliceous breccias associated with a poorly defined intrusive mafic sill.  Additionally, a regional rhyolite dike swarm appears to control some of the gold mineralization.  The property demonstrates the potential for porphyry-style mineralization similar to other systems found along Walker Lane.

A recent magnetic survey has revealed significant magnetic highs on the property, indicating a possible structural control for mineralization.  The survey, combined with geologic mapping and sampling results, has led to the selection of drill targets which will be tested later this year.

The Agreement requires Timberline to make annual advance royalty payments of $20,000 increasing $5,000 annually to a cap of $50,000.  Upon a production decision, Timberline may purchase the Property for $500,000 subject to a 2-percent Net Smelter Returns (NSR) royalty, of which 1-percent may be purchased for $1,000,000.

Cedar Mountain Property Summary - Nevada

In May 2006, Timberline entered into a Memorandum of Understanding (MOU) with Christopher James Gold Corporation (TSX-V–CJG) to explore the Olympic-Sun and Cedar Mountain projects along the Walker Lane Mineral Belt of south-central Nevada.  The primary geological model for both projects is a volcanic-hosted, epithermal gold deposit similar to the nearby Paradise Peak and Rawhide mines, each of which produced more than one million ounces of gold.  The Cedar Mountain project was initially comprised of the PAC, HD, and ACE properties.  Timberline has subsequently dropped the ACE property.

The PAC Property

The PAC property consists of 14 unpatented mining claims, two miles north of the historic Pactolus workings and ten miles west of the Paradise Peak Mine.  It lies along a NW-SE trending belt of intrusive rhyolite domes that are coincident with the Paradise Peak and Rawhide mines, as well as the HD claims.  Timberline personnel have mapped and sampled the property, identifying two attractive targets:  favorable rhyolitic stratigraphy in contact with a quartz vein system, and a low angle mineralized structure.

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

The Agreement

The MOU provided CJG the right to earn a 60-percent interest in each project by incurring US$1.5 million in exploration expenditures at the Olympic-Sun project and US$1.0 million at the Cedar Mountain project over a four-year period.  CJG could earn an additional 15-percent interest in each project upon its completion of a bankable feasibility study.  The agreement also called for CJG to issue 100,000 shares of its common stock to Timberline for participation in each project before the first anniversary of a finalized agreement.  Timberline has since dropped the Olympic-Sun project, effectively terminating its inclusion in the MOU.

The Downeyville Prospect

The Downeyville Project consists of 32 unpatented mining claims along the Walker Lane Mineral Belt in Nye County, Nevada, approximately ten miles north of the Paradise Peak Mine.  The property is characterized by strongly-oxidized, shear-controlled and replacement-type mineralization.  A magnetic high southwest of the claim group under alluvial cover was discovered by an airborne geophysical survey by prior operators and may represent a buried intrusive related to the distal base and precious metal mineralization seen on the property.

In 2007, Timberline completed a ground magnetic survey covering the entire project area, outlining strong, structurally-controlled anomalies that indicate a mineralizing intrusive beneath shallow gravel cover just south of known surface gold-silver mineralization.  The survey, combined with geologic mapping and sampling results, has led to the selection of priority targets for drill-testing.  Permitting is underway for an initial 5,000-foot drill program to test portions of the anomalies for structurally-controlled, ore-grade, gold-silver skarn mineralization.

In 2005, 23 rock chip samples were collected by Timberline geologists from mapped structures and existing dumps on the property, nine of which returned assay values ranging from strongly anomalous to ore-grade for zinc, silver, and gold.  Highlights are included in the table below.

Sample Number	Silver (oz/t)	Gold (oz/t)	Zinc (%)
DX-02	11.8	0.240	11.3
DX-09	12.9	0.045	28.0
DX-14	8.6	0.040	6.1
DX-20	6.6	0.041	5.9
DX-21	3.8	0.034	10.2
DX-23	5.6	0.061	26.0

The high zinc grades and consistently elevated gold and silver values accompanied by pyrrhotite, magnetite, and tremolite-actinolite indicate a proximal gold skarn system, similar to the McCoy-Cove Mine.  Some minor past production has occurred on the property, as evidenced by the existing dumps.

The Downeyville claims are held under a lease agreement that calls for Timberline to make annual payments of $10,000 and perform $50,000 of exploration work annually.  The claims are subject to a 3-percent net smelter return (NSR) royalty that can be reduced by 1-percent for work expenditures of $150,000 prior to October 2008 and by an additional 1-percent for cash payment of $150,000.

Idaho Copper-Silver Property

The Snowstorm Prospect

The Snowstorm Project is located in north Idaho’s “Silver Valley” and features the Snowstorm Mine, a historic operation that produced 800,000 tons of ore averaging 4-percent copper and 6 ounces per ton (oz/t) silver.  Snowstorm mineralization occurred as disseminated copper and silver found in the same Revett Formation quartzites that host the Troy, Rock Creek, and Montanore deposits on the Montana Copper Sulfide Belt, but was of a much higher grade.  The Snowstorm property lies in the southwest corner of the Montana Copper Sulfide Belt where it overlaps the northeast corner of the Coeur d'Alene Mining District.  Timberline controls 100-percent of the Snowstorm Project.

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

Timberline plans to reactivate the project as the Silver Valley experiences investment activity not seen in several decades, led by Hecla Mining Company at its neighboring Lucky Friday Mine.  Hecla recently reported that it has completed a positive scoping study which outlines how it could increase annual production there by as much as 70-percent, extend the mine life, lower its cost per ounce, and increase the mineable resource.  The study also estimates $150 to $200 million of capital for a new mill, a surface shaft to the existing levels, and an underground shaft to more than 1,000 feet below the deepest identified resources.  Based on the study’s positive economics, Hecla expects to begin a prefeasibility study shortly, to be completed by year-end.  Hecla went on to add that it is conducting the first generative exploration program on its Silver Valley properties in 50 years.  Hecla maintains a 4-percent net smelter returns (NSR) royalty on the Snowstorm Project.

Hecla is joined by relative newcomers U.S. Silver Corporation, Sterling Mining Company, and SNS Silver Corp. which control the Galena, Sunshine, and Crescent mines, respectively.  All three companies have raised significant capital to support expansion and/or continued exploration and development of their projects.

The work plans at Snowstorm include the rehabilitation of underground access to the Snowstorm #3 haulage level, enabling the drill testing of known copper-silver mineralization that surrounds the historic high-grade stopes, both peripherally and down-plunge.  Past drilling peripheral to the Snowstorm workings, primarily by Hecla, has demonstrated a “halo” grading approximately 1-percent (20 pounds per ton) copper and 1 oz/t silver and containing an estimated 5 to 10 million tons of mineralized material.  The future drill program will seek to confirm and expand this historical resource.  The anticipated cost of this next exploration phase is approximately $250,000 to $400,000.

The mineralized horizon at the Snowstorm Mine was discovered in outcrop and subsequently developed with four adits, each driven at lower elevations to access its nearly vertical structure.  The horizon appears to have been offset by a structure near the lowest adit and little systematic exploration has been conducted for this lower portion of the ore body.  No stratabound copper-silver deposit has since been discovered that approached the grades of the Snowstorm.

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

The project area is six miles southwest of the Kilgore deposit, an epithermal ore body with a NI 43-101 compliant indicated and inferred resource of 487,000 ounces of gold from 16.7 million tons grading 0.03 oz/t.  The deposit was defined by nearly 200 core and reverse-circulation drill holes totaling over 125,000 feet, primarily by Echo Bay and Placer Dome in the 1990s.  Although the existing resource has presented a possible open pit deposit, drilling has shown underground potential at Kilgore as well, with high-grade gold intercepts including 9.0 oz/t over 10 feet and 0.56 oz/t over 25 feet.

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

The Company has performed a phase-one exploration program consisting of reconnaissance-scale geological mapping along with rock chip and soil geochemical sampling.  Future work may include more detailed mapping and sampling, and possibly a geophysical survey to help define drill targets.  A geologic correlation model between Spencer and Kilgore is also proposed, based upon their similar stratigraphy and alteration.

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

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations always involve preparation of an environmental impact statement that examines the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold.  However, since some of our prospects in Montana are for silver and copper this ban does not affect those properties.  Our Butte Highlands project in Montana is partially on patented ground and is an underground gold prospect.  It is anticipated that any production from this property would be shipped to nearby mills for processing as opposed to building our own mills and processing facilities, thus this ban does should affect our plans in Montana.  The Elkhorn project is nearby and similar to Butte Highlands and is following a similar plan with public support.  We are not aware of any other states that plan to enact similar legislation.

Gold, silver and copper are mined in a wide variety of ways, both in open pit and underground mines.  Open pit mines require the gold deposit to be relatively close to the surface.  These deposits tend to be low grade (such as 0.01-0.03 ounces per ton gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day.

Open pit operations for gold usually involve heap leaching as a metallurgical method to remove the gold.  Heap leaching involves stacking the ore on pads which are lined with an impenetrable surface, then sprinkling the gold with a weak cyanide solution to extract the gold.  The particle impregnated solution is collected and the gold recovered through further processing.

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

Capital costs for mine, mill and tailings pond construction can easily run into the hundreds of millions of dollars. These costs are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced.  Metals prices are set on a world-wide market and are not controlled by the operators of the mine.  Changes in currency values or exchange rates can also impact metals prices. Thus changes in metals prices or operating costs can have a huge impact on the economic viability of a mining operation.

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

Mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Every mining activity has an environmental impact. In order for a proposed mining project to be granted the required governmental permits, mining companies are required to present proposed plans for mitigating this impact. In the United States, where our properties are located, no mine can operate without obtaining a number of permits. These permits address the social, economic, and environmental impacts of the operation and include numerous opportunities for public involvement and comment.

We intend to focus on exploration and discovery of mineral resources, not their production.  If we are successful, the ore bodies discovered will be attractive to production companies.  The mining industry is, like agriculture, a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If we are successful in finding an attractive ore body, be it gold, silver or copper, sufficient value will be created to reward the company’s shareholders and allow for all production and reclamation expenses to be paid by the actual producer to whom we convey, assign or joint venture the project.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “TBLC”.  The high and low bid quotations of our common stock on the OCTBB for the following calendar quarters were:

Period

  High

   Low

2007

First Quarter

$2.94

$1.25

Second Quarter

$4.35

$2.21

Third Quarter

$5.70

$3.01

Fourth Quarter

$5.15

$3.03

2006

First Quarter

$0.85

$0.41

Second Quarter

$1.10

$0.50

Third Quarter

$0.85

$0.60

Fourth Quarter

$1.55

$0.64

2005

Fourth Quarter

$0.56

$0.30

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On December 24, 2007, the closing sale price for our common stock was $4.04 on the OTCBB

As of December 20, 2007, we had 26,504,103 shares of common stock issued and outstanding, held by approximately 750 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our board deems relevant. We have never declared a dividend.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2007.

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

Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,303,333 (2)		0 (2)
Equity compensation plans not approved by security holders
TOTAL	3,303,333 (2)		0 (2)

(1)   In February 2005, our Board adopted the 2005 Equity Incentive Plan which was approved by shareholders on September 23, 2005.  This plan authorizes the granting of up to 750,000 non-qualified 10 year stock options to Officers, Directors and consultants. In August 2006, the Board adopted the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006. This amended plan increases the number of non-qualified 10 year stock options that are authorized to be issued to Officers, Directors and consultants to 2,750,000.

(2)   The current number of securities to be issued upon exercise of outstanding options exceeds the authorized shares to be issued under the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006.  1,059,588 options are vested as of December 18, 2007 and the remaining options vest over the next 3 years.  The company plans to seek an increase in the number of authorized shares to be issued under the Amended 2005 Equity Incentive Plan at its next annual shareholder’s meeting.  If the requested increase in the number of authorized shares is not approved, only 2,750,000 options will vest and may be exercised.

As to the options granted to date, there were none exercised during the year ended September 30, 2006.  For the year ended September 30, 2007, 409,167 options were exercised.

Sale of Unregistered Securities

All sales of unregistered securities were previously reported in the Company’s quarterly and current reports filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this prospectus.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this prospectus.

Overview

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with the management appointments of John Swallow and Paul Dircksen and our acquisition of a drilling services company, Kettle Drilling, Inc. (“Kettle”), in March 2006, we have advanced a new, aggressive business plan.  Prior to our new business model, the addition of new management, and the purchase of Kettle, the Company had no reported revenues and accumulated losses.

Our 2007 results demonstrate our commitment to grow our drilling services business while establishing and building a portfolio of mineral exploration projects that range from early to advanced stage.  As 2007 was our first full year with Kettle, as well as our first with a full-time exploration division and staff, comparisons to previous years may not be meaningful or helpful in assessing our Company on a year over year basis.  Our 2006 results include Kettle  revenues and expenses only from March through September, our fiscal year-end.

Kettle and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services but specialize in underground, hardrock core drilling – a niche business that we believe is well-positioned as the industry matures and exploration projects are advanced into producing mines.  Clients at year end included Newmont Mining, SNS Silver Corp, Rimrock, Teck, Hecla, Yukon Nevada Gold and Andover Ventures in the U.S. along with serving Exploraciones Mineras Peñoles S.A. de C.V., Eucan Minas S.A. de C.V., Minera Plata Adelante S.A. de C.V., Bambolla, and Quimica del Rey in Mexico.

Revenue growth at Kettle and WWE was aggressive and deliberate over the past year.  We began 2007 with 8 drills operating in the U.S. and 3 in Mexico and ended the year with 21 drills total in service.  This was accomplished by reinvesting all of the cash flows from Kettle and WWE and by investing $2,945,802 from Timberline during the year.  The expansion required the financing of new rigs and equipment and the hiring of additional management and drilling personnel.  As part of an employee incentive program, Timberline issued 825,000 incentive stock options to Kettle employees that vest over three years and are exercisable at $3.00 per share.  Timberline also instituted a periodic restricted stock bonus of 200 shares each to certain employees upon meeting safety and revenue goals.

In 2007, we reported $19,233,406 in total revenue for the year, an increase of $13,026,360 or 210% over the $6,207,046 reported for 2006.  Gross profit for 2007 was $4,491,818, an increase of $3,274,561 over the $1,217,257 reported for 2006.

2007 Accomplishments

In 2007 we accomplished several objectives within our drilling and exploration divisions, as well as the corporate level.

Corporate Highlights:

-

We completed a stock offering in December 2006, raising $2.73-million, and the first tranche of another offering in September 2007, raising $4.90-million.  Subsequent to year-end, we completed the final tranches of that later offering in October 2007, raising an additional $2.32-million.

-

We hired Randal Hardy as CEO/CFO.

-

We applied for listing on the American Stock Exchange (AMEX).

-

We paid off approximately $1.1 million in related party notes – including the remainder owed from the Kettle acquisition.

-

Subsequent to year-end, we added Ron Guill and Jim Moore to our Board of Directors.

-

Also subsequent to year-end, we signed a non-binding Letter of Intent to acquire Small Mine Development, LLC (“SMD”), an underground mining contractor.

Kettle and WWE Highlights:

-

We increased number of drills in operation from 11 to 21(18 owned), combined U.S. and Mexico.

-

We compiled record revenues in every quarter.

-

We achieved profitability in the 2nd quarter, had a minor downturn in the 3rd quarter, and then resumed profitability in the 4th quarter which, we believe, will sustain for the foreseeable future.

-

The 3rd quarter was negatively impacted by two incidents beyond our control.  There was an accident at the Midas Mine in Nevada that resulted in a “lock down” which kept two drill rigs and their crews idle for several weeks.  Simultaneously at another work site, we experienced warranty-covered technical issues with two of our new LF-90 drills, also resulting in idle rigs and crews.

-

Subsequent to year-end, we purchased a UDR200 drill for Mexico and the two LF-70 drills that had been under lease in Alaska.  We plan to add one additional rig in the next few months, bringing our total fleet to 23 drill rigs.

Timberline Exploration Highlights:

-

We closed our acquisition of the Conglomerate Mesa project, which includes the Santa Rosa project.

-

We closed our purchase of the Butte Highlands project.

-

We completed a massive data compilation effort at our East Camp Douglas project.

-

We conducted geophysical surveys at our Downeyville and Long Canyon projects and subsequently expanded our land positions at each location.

-

Funded by exploration partner Christopher James Gold Corp, we drill-tested our Olympic-Sun property and subsequently dropped our lease agreement for the property.

-

We acquired our own drill rig for use on our exploration properties.

Management Forecast for 2008:  Key Issues, Challenges, and Opportunities

Our corporate objective is to provide investors with significant exposure to both the ‘picks and shovels’ and ‘blue sky’ aspects of our industry.  We believe that our business model is highly scalable and uniquely well-positioned to take advantage of the environment that currently exists in the mining and exploration industries.  We have the people and knowledge base to continue to evaluate growth opportunities – either organically or through mergers and acquisitions.

We believe that as mainstream investors become increasingly aware that the natural resource sector is not experiencing a typical short-lived cyclical uptrend but rather what we believe is a long-term, demand-driven bull market, the Timberline business model will have far-reaching market appeal.

Mine Services

As evidenced by the sharp year over year increase in our corporate revenues, we have aggressively pursued opportunities to expand our American and Mexican drilling operations since acquiring Kettle in March 2006.  However, as we announced in our November 7th corporate update press release, our primary focus in 2008 is to reduce costs and increase profitability at Kettle while maintaining sustainable organic growth.  We have thus far achieved Kettle’s expansion through equity financings and by reinvesting all of its cash flow.  As our growth rate moderates, we expect to deliver greatly improved bottom-line results in our 2008 fiscal year and beyond, while significantly expanding our in-house exploration programs.

Our rapid expansion into drilling services was driven by the unprecedented demand for exploration drilling in the American and Mexican markets.  The primary restraint on continued growth is not a lack of available projects, but rather a lack of experienced personnel.  Kettle has strived to find, train, incentivize, and retain quality personnel through the implementation of health and dental plans, stock incentive plans, retirement plans, and other benefits.  Even so, the labor pool from which Kettle, and to a lesser degree WWE, draw is limited, and we believe that a period of consolidation and bottom line focus is now prudent and, perhaps, necessary.

Subsequent to year-end, we announced the signing of a non-binding Letter of Intent (LOI) to acquire Small Mine Development, LLC (“SMD”), one of the largest underground mine contractors in the United States.  Upon receipt of shareholder approval and closing, the acquisition is expected to roughly quadruple our revenue and provide us with the “critical mass” to be a significant player in the North American mining services industry.  We are firm believers in the future of mining and mineral exploration.  We also believe that our strong presence in both drilling services and mining services are likely to provide excellent returns to our shareholders over the long term.

Mineral Exploration

In 2007, we greatly enhanced our exploration portfolio with the addition of potentially world-class projects at Conglomerate Mesa and Santa Rosa, along with the advanced-stage Butte Highlands project.  However, as in 2006, our exploration efforts were clearly secondary as we focused our time and money on growing our drilling business.  Subsequent to year-end, this trend has continued as we pursue the acquisition of SMD.

We remain committed to providing exploration “blue sky” to our investors, and we intend to become significantly more active on our exploration projects in 2008.  However, as multiple opportunities have arisen in the mining and drill services area over the last two years, we believe that we implemented the correct strategy to pursue them, even to the point where exploration work has been deferred.  We believe this to be true for several reasons:

-

As we grow our revenue-generating operations, we not only provide a unique opportunity for more conservative resource investors, but we become increasingly less dependent on the public markets for future exploration financing.  As of year-end 2007, many “pure exploration” companies are financing at or near their low share prices for the year.

-

As described above, there are severe labor bottlenecks in the mining services industry at present.  By acquiring these resources today, along with their already significant market shares, we are well-positioned for what we believe will be a long-term bull market for commodities and mining.

-

As this bull market continues to unfold, we believe that acquiring large-scale projects for future exploration is equally as important for our long-term success as our more near-term exploration efforts.   We believe that the market is more likely to place a higher value on such projects and strategy over time.

Looking forward to 2008, our exploration plans include near-term drilling at Downeyville, Conglomerate Mesa, Santa Rosa, and possibly at other of our Walker Lane gold properties.  In the spring, we will resume exploration and drilling at Butte Highlands.  We continue to explore joint-venture possibilities for our East Camp Douglas and Snowstorm properties.

Goals and Objectives for 2008

Our goals and objectives for 2008 include:

-

Complete the listing process and begin trading on the American Stock Exchange (AMEX).

-

Complete due diligence and close the acquisition of SMD.

-

Achieve substantially increased profitability to further our business model.

-

Complete exploration and drilling programs at several project sites.

-

Increase our exploration activity with reduced financial risk through increased use of strategic partnerships with larger mining and exploration companies.

-

Continue evaluating additional merger and acquisition opportunities in both mining services and mineral exploration.

Anticipated Exploration Expenditures Over the Next 12 Months	Amount
Exploration Activity at Butte Highlands Project	$500,000
Exploration Activity and Property Payments at Conglomerate Mesa Properties	600,000
Exploration Activity at Santa Rosa Project	300,000
Exploration Activity at Downeyville Project	300,000
Exploration Activity at Other properties	200,000
Exploration Management and Project Generation activities	400,000
Total	2,300,000

Results of Operations for Years Ended September 30, 2007 and 2006

Note that the year ended September 30th, 2007 was the first full year of operations at Timberline that included Kettle Drilling and WWE.  Timberline purchased Kettle Drilling in March of 2006.  The year ended September 30th, 2006 included just seven months ownership of Kettle Drilling, thus if not taken in context, a comparison to our previous years’ results can be misleading.  All 2006 figures represent only seven months ownership of Kettle Drilling and World Wide Exploration (“WWE”).  Additionally, there were a number of expenses included in fiscal 2006 that included costs and amortizations associated with the purchase of Kettle Drilling.  Thus, if not taken in context, a comparison of the year ended September 30th, 2007 to the year ended September 30th, 2006 can be misleading.

Combined Results – Timberline Corporate, Timberline Exploration, Kettle Drilling and WWE

For the year ended September 30, 2007, we reported $19,233,406 in revenue compared to $6,207,046 in fiscal 2006.  Our revenues are derived entirely from our drilling subsidiaries and comprised of $15,440,806 from Kettle Drilling and $3,792,600 from WWE.  Our revenue increase was primarily due to an increased number of drill rigs in service during this year.  Gross profit from Kettle and WWE was $3,018,656 and $1,473,162, respectively for the year ended September 30th, 2007.  Timberline owned Kettle and WWE for only seven months of Fiscal Year 2006.

Our overall after tax net loss for the year ended September 30, 2007 was $2,688,378 compared to an overall net loss of $1,966,177 for the year ended September 30, 2006.  Our net loss after income taxes for the year ended September 30, 2007 is comprised of a loss of $2,142,663 for Timberline Corporate and Exploration, a loss of $1,015,741 for Kettle Drilling, offset by a gain of $470,026 at WWE.

Timberline Corporate and Exploration Division

The after tax net loss of $2,142,663 combined for Timberline Corporate and the Exploration division is mostly comprised of non-cash charges of $1,553,096.  Included in the non-cash charges are expenses related to common stock issuances for consulting services, bonuses to employees, and for stock options that vested during the year.

Kettle Drilling and WWE

For the year ended September 30th, 2007, Kettle Drilling had revenues of $15,440,806 as compared to $4,966,879 for seven months for the year ended September 30th, 2006.  WWE had revenues of $3,792,600 for fiscal 2007 as compared to $1,232,737 for the seven months for the year ended September 30th, 2006.

For the year ended September 30th, 2007, Gross profit from Kettle and WWE was $3,018,656 and $1,473,162, respectively, as compared to $1,614,730 for Kettle and $1,375,140 for WWE for the seven months for the year ended September 30th, 2006.

Kettle Drilling and WWE had General and Administrative Expenses of $3,644,750 and $900,815 respectively for the year ended September 30th, 2007 as compared to a $2,049,028 for Kettle and $133,573 for WWE for the seven months for the year ended September 30th, 2006.

Financial Condition and Liquidity

At September 30, 2007, we had assets of $22,010,943 consisting of cash in the amount of $3,949,988; restricted cash of $802,860; accounts receivable in the amount of $3,882,275; materials and supplies inventory valued at $1,925,392; property, plant, and equipment, net of depreciation of $8,008,928; goodwill related to the acquisition of Kettle in the amount of $2,808,524; and other assets of $632,976.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained elsewhere in this Annual Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Our critical accounting policies are as follows:

Exploration Expenditures

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

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

Intangible Assets

Intangible assets from the acquisition of Kettle Drilling, including employment contracts, and customer drilling contracts, are stated at the estimated value at the date of acquisition.  Amortization of employment contracts is calculated on a straight-line basis over a useful life of three years.  Amortization of the drilling contracts is calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts will be periodically tested for impairment. Any impairment loss revealed by this test would be reported in earnings for the period during which the loss occurred.

Materials and Supplies Inventory

The Company values its inventories at the lower of average cost or market,  Allowances are recorded for materials and supplies inventory considered to be in excess or obsolete. Materials and supplies nventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of materials and supplies inventory previously used in drilling and still considered useable, is valued at 25-90% of cost depending on remaining life expectancy.

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

Goodwill

Goodwill relates to the acquisition of Kettle Drilling.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. There was no impairment loss revealed by this test as of September 30, 2007.

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

Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) at the beginning of fiscal year 2007, which requires measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  The Company’s financial statements for the year ended September 30, 2007 reflect the impact of this adoption.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements.  SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any fair value measurements.  The Company has not yet determined the effect that adoptions of SFAS 157 may have on the results of operations or financial position.

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

Contractual Obligations

As of September 30, 2007, we had the following non-cancelable contractual obligations:

The Company finances a substantial portion of their core drill purchases through capital leases. The capital lease obligations as of September 30, 2007 and 2006 were $1,257,875 and $1,396,142, respectively. Future minimum lease payments at September 30, 2007 for the related obligations under capital leases were:

Year Ending September 30,
2008	$ 556,939
2009	389,721
2010	231,049
2011	80,166
Total Minimum Lease Payments	1,257,875
Less Amount Representing Interest	(134,427)
Present Value of Minimum Lease Payments	1,123,448
Less Obligations Due within One Year	(476,032)
Obligations Under Capital Leases, Due after One Year	$ 647,416

Long-term debt at September 30, 2007 and 2006, respectively, consisted of the following:

	September 30, 2007	September 30, 2006
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $31,066 per month, at rates ranging from 0.9% to 9.5% with a weighted average interest rate of
approximately 7%. The notes are collateralized by the vehicles
and equipment that they represent.	$ 872,172	$ 440,364

Less Current Portion	(300,638)	(165,849)

	$571,534	$ 274,515

As of September 30, 2007, debt outstanding will mature as follows:

2008		$ 300,638
2009		275,789
2010		207,471
2011		75,062
2012		9,676
Thereafter		3,536
Total		$ 872,172

A substantial portion of the Company’s core drill purchases are financed through capital leases.  Payment for the fiscal year ending September 30, 2007 under these capital leases was $601,541.88.  The following fiscal year payments are due under these leases: $556,939 (2008), $389,721 (2009), $231,049 (2010) and $80,166 (2011).

Kettle also owns a fleet of vehicles, trucks and fork-lifts for its drilling operations.  Other equipment and vehicles were financed with notes collateralized by the equipment or vehicles. Monthly payments under the notes at September 30, 2007 were $31,066. The following fiscal year payments are due under these financing arrangements: $300,638 (2008), $275,789 (2009), $207,471 (2010) and $75,062 (2011).

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $95,873 in the fiscal year ending September 30, 2007. The current leases call for total payments of $196,028 in fiscal year 2008.

_________________________________________________________________________________________

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

ITEM 7.  FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Timberline Resources Corporation

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation ("the Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberline Resources Corporation as of September 30, 2007 and 2006, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements the Company has restated its 2006 consolidated financial statements.

January 9, 2008

Spokane, Washington

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

44

Consolidated statements of operations

45

Consolidated statements of stockholders’ equity

46

Consolidated statements of cash flows

48

Notes to consolidated financial statements

50-68

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2007	2006
		(Restated)
		(See Note 12)
ASSETS
CURRENT ASSETS:
Cash	$3,949,988	$732,245
Accounts receivable	3,882,275	1,305,496
Employee receivable	7,073	7,596
Materials and supplies inventory	1,925,392	865,566
Prepaid expenses	373,288	80,294
TOTAL CURRENT ASSETS	10,138,016	2,991,197
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation	8,008,928	4,416,905
OTHER ASSETS:
Restricted cash	802,860	-
Deposits and other assets	147,058	10,020
Intangible assets, net of amortization	105,557	368,056
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,863,999	3,186,600
TOTAL ASSETS	$22,010,943	$10,594,702

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$599,065	$-
Accounts payable	3,617,165	1,321,854
Accrued expenses	944,627	672,302
Accrued interest - related party payables	-	23,120
Notes payable - related parties	787,000	1,222,524
Deferred lease income	-	23,272
Deferred revenue	250,000	-
Current portion of capital leases	476,032	478,099
Current portion of notes payable	300,638	165,849
TOTAL CURRENT LIABILITIES	6,974,527	3,907,020
LONG-TERM LIABILITIES:
Notes payable - related party, net of current portion	-	225,000
Capital leases, net of current portion	647,416	724,081
Notes payable, net of current portion	571,534	274,515
TOTAL LONG-TERM LIABILITIES	1,218,950	1,223,596
COMMITMENTS AND CONTINGENCIES	-	-
TEMPORARY EQUITY
Series A Preferred stock, $0.01 par value; liquidation and redemption value $2,738,500 and $2,750,000, respectively; 5,000,000 shares
authorized, 4,700,000 and 5,000,000 issued and outstanding, respectively	1,880,000	2,000,000
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 24,801,108 and 14,356,921 shares issued
and outstanding, respectively	24,801	14,357
Common stock subscribed	(802,761)	-
Additional paid-in capital	20,433,478	8,479,403
Accumulated deficit	(7,718,052)	(5,029,674)
TOTAL STOCKHOLDERS' EQUITY	11,937,466	3,464,086
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY	$22,010,943	$10,594,702

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	September 30,	September 30,
	2007	2006

REVENUES	$19,233,406	$6,207,046

COST OF REVENUES	14,741,588	4,989,789

GROSS PROFIT	4,491,818	1,217,257

OPERATING EXPENSES:
Mineral exploration expenses	530,137	531,014
Other general and administrative expenses	6,186,781	2,430,941
Loss on sale of equipment	31,402	17,820
TOTAL OPERATING EXPENSES	6,748,320	2,979,775

LOSS FROM OPERATIONS	(2,256,502)	(1,762,518)

OTHER INCOME (EXPENSE):
Lease income and other	55,707	58,484
Interest income	31,797	-
Amortization of discount on note payable	-	(15,365)
Interest expense	(409,380)	(246,778)
TOTAL OTHER INCOME (EXPENSE)	(321,876)	(203,659)

NET LOSS BEFORE INCOME TAXES	(2,578,378)	(1,966,177)

INCOME TAX EXPENSE	(110,000)	-
NET LOSS	$(2,688,378)	$(1,966,177)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.15)	$(0.19)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	19,155,693	10,102,338

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity
Balance, September 30, 2005 (restated)	7,266,125	$7,266	$-	$2,984,217	$(3,063,497)	$(72,014)

Vested portion of stock options granted	-	-	-	22,025	-	22,025

Stock options granted for exploration costs	-	-	-	10,304	-	10,304

Common stock issued for acquisition	164,000	164	-	103,396	-	103,560

Beneficial conversion feature on Series A	-	-	-	1,950,000	-	1,950,000
preferred stock issued for acquisition

Common stock and warrants issued for
consulting	179,000	179	-	98,271	-	98,450

Common stock issued for cash for
excerise of warrants at $0.40 per share	500,000	500	-	199,500	-	200,000

Common stock and warrants issued for cash
at $0.55 per unit, net of offering costs	6,193,090	6,193	-	3,068,245	-	3,074,438

Common stock issued for compensation	50,000	50	-	39,450	-	39,500

Common stock issued for mining property
leases	4,706	5	-	3,995	-	4,000

Net loss	-	-	-	-	(1,966,177)	(1,966,177)

Balance, September 30, 2006	14,356,921	$14,357	$-	$8,479,403	$(5,029,674)	$3,464,086

-continued

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity
Common stock and warrants
issued for cash at $0.65 per
unit, net of offering costs	4,200,000	$4,200	$-	$2,415,360	$-	$2,419,560

Common stock and warrants
issued for cash at $2.75 per
unit, net of offering costs	1,780,972	1,781	-	4,858,400	-	4,860,181

Stock subscription receivable	-	-	(802,761)			(802,761)

Common stock issued for
warrants exercised	2,772,271	2,772	-	2,658,393	-	2,661,165

Common stock issued for
conversion of Series A preferred stock	300,000	300	-	119,700	-	120,000

Common stock issued for
options exercised	347,544	347	-	20,669	-	21,016

Common stock issued for services	757,600	758	-	947,432	-	948,190

Common stock issued for
land purchase payments	108,000	108	-	215,892	-	216,000

Common stock issued for mineral rights	200,000	200		404,800	-	405,000

Common stock issued for
land lease payments	2,000	2	-	4,998	-	5,000

Common stock bonuses to employees	25,800	26	-	88,564	-	88,590

Cancel duplicate shares	(50,000)	(50)	-	50	-	-

Vested portion of stock
options granted	-	-	-	219,817	-	219,817

Net loss	-	-	-	-	(2,688,378)	(2,688,378)
Balance, September 30, 2007	24,801,108	$24,801	$(802,761)	$20,433,478	$(7,718,052)	$11,937,466

-concluded

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,688,378)	$(1,966,177)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	1,144,695	672,043
Loss on sale of equipment	31,402	17,820
Common stock issued for consulting	720,190	98,450
Common stock issued for mineral agreement and leases	5,000	14,304
Share based compensation	308,407	61,525
Changes in assets and liabilities:
Accounts receivable	(2,576,779)	(263,321)
Materials and supplies inventory	(1,059,826)	343,644
Prepaid expenses, deposits, and other assets	(202,032)	(50,969)
Employee receivable	523	(5,206)
Accounts payable	2,295,313	836,264
Accrued expenses	272,325	523,356
Deferred revenue	250,000	-
Accrued interest - related party payables	(23,121)	6,667
Deferred lease income	(23,272)	(33,030)
Net cash provided (used) by operating activities	(1,545,553)	255,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,246,703)	(274,315)
Increase in restricted cash	(802,860)	-
Purchase of land	(405,000)	-
Purchase of mineral rights	(150,000)	-
Proceeds from sale of equipment	16,294	30,990
Cash paid for acquisition of subsidiary	-	(2,400,000)
Net cash used by investing activities	(3,588,269)	(2,643,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank overdraft	-	(290,843)
Net proceeds (payments) on line of credit	599,065	(63,906)
Proceeds from related party notes payable	-	794,000
Payments on related party notes payable	(660,525)	(483,920)
Proceeds from notes payable and capital leases	-	186,904
Payments on notes payable	(254,608)	(218,763)
Payments on capital leases	(491,529)	(251,980)
Proceeds from exercise of options	21,017	-
Proceeds from exercise of warrants	2,661,165	200,000
Proceeds from issuances of stock and warrants,
net of offering costs	6,476,980	3,074,438
Net cash provided by financing activities	8,351,565	2,945,930

Net increase in cash	3,217,743	557,975

CASH AT BEGINNING OF PERIOD	732,245	174,270
CASH AT END OF PERIOD	$3,949,988	$732,245

-continued

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	September 30,	September 30,
	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid in cash	$409,380	$203,846

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for land	$216,000	$-
Common stock issued for mineral rights	405,000
Common stock issued for prepaid expenses and deposits	228,000	-
Series A preferred stock converted to common stock	3,000	-
Capital lease for equipment purchase	412,797	731,931
Note payable issued for equipment purchase	686,416	189,224
Common stock issued for acquisition	-	103,560
Series A preferred stock issued for acquisition	-	2,000,000
Beneficial conversion feature on series A preferred stock	-	1,950,000
Notes payable issued for acquisition	-	400,000

-concluded

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

During the first quarter of 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).  Kettle provides drilling services to the mining and mineral exploration industries across North America and worldwide.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation –this summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the united states of america and have been consistently applied in the preparation of the financial statements.

b.

Principles of consolidation – the consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, kettle drilling and world wide after elimination of the intercompany accounts and transactions.

c.

Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

d.

Fair Value of Financial Instruments – The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued expenses, and are carried at fair value. The carrying value of restricted cash, notes payable, capital leases, and related party notes payable approximate fair value based on the contractual terms of those instruments at September 30, 2007 and 2006.

e.

Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in one financial institution. Balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

f.

Restricted Cash – Restricted cash represents investments in money market funds and are restricted as collateral for various financing arrangements.

g.

Estimates and Assumptions – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

h.

Revenue Recognition – Generally, the Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract. In some cases, the customer is responsible for mobilization and “stand by” costs when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Usually, the specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling.

i.

Intangible Assets – Other assets include intangible assets from the acquisition of Kettle Drilling.  The employment contracts and customer drilling contracts are stated at the estimated value at the date of acquisition.  Amortization of employment contracts is calculated on a straight-line basis over a useful life of three years.  Amortization of the drilling contracts is calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts is periodically tested for impairment.  No impairment loss was revealed by this test as of September 30, 2007.

j.

Accounts Receivable – Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.   Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.  Management considers all accounts receivable to be fully collectible at September 30, 2007; accordingly, no allowance for doubtful accounts has been recorded.

k.

Materials and supplies inventory –- The Company values its materials and supplies inventory at the lower of average cost or market.  Allowances are recorded for inventory considered to be in excess or obsolete. Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of used inventory, if considered still usable, is valued at 25-90% of cost depending on remaining life expectancy. At September 30, 2007, the Company had materials and supplies inventories of $1,925,392.

l.

Property and Equipment –- Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is approximately three to fifteen years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets.

m.

Assets Held under Capital Leases – Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

n.

Review of Carrying Value of Property and Equipment for Impairment – The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

o.

Provision for Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 9).

p.

Translation of Foreign Currencies – All amounts are presented in US dollars. World Wide’s operations in Mexico are translated at average rates of exchange for the year. The assets and liabilities of the Mexico operations are translated at the exchange rate in effect at the balance sheet date. There was no material foreign currency translation gain or loss at September 30, 2007 and 2006.

q.

Stock-based compensation – The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”), at the beginning of fiscal year 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award. The Company has chosen to use the modified prospective transition method under SFAS 123(R). The Company’s financial statements for the year ended September 30, 2007 reflect the impact of this adoption.  Prior to the adoption of SFAS 123(R) the Company accounted for its stock-based compensation pursuant to SFAS 123.

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. At present, the Company is continuing to use the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

r.

Goodwill – Goodwill relates to the acquisition of Kettle Drilling.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value.  There was no impairment loss revealed by this test as of September 30, 2007.

Net Loss per Share – Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

As required under SFAS No. 128, the cumulative but undeclared dividends on the Series A Preferred Stock (Note 12) at September 30, 2007 of $153,530 has been considered in the EPS computation, increasing the net loss per share available to common stockholders by $0.008.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES, (continued):

The dilutive effect of convertible and exercisable securities, in periods of future income as of September 30, 2007, is as follows:

Stock options

2,073,333

Warrants

3,618,061

Convertible preferred stock

4,700,000

    Total possible dilution

10,391,394

At September 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

t.

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

u.

Reclassifications – Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT:

The following is a summary of property, equipment and accumulated depreciation at September 30, 2007 and 2006:

	2007	2006
Equipment and vehicles	$7,652,275	$4,566,824
Office equipment and furniture	162,320	114,390
Land	621,000	-
Mineral rights	555,000	-
Leasehold improvements	161,450	134,875
Total property and equipment	9,152,045	4,816,089
Less accumulated depreciation	(1,143,117)	(399,184)
Property and equipment, net	$8,008,928	$4,416,905

Property and equipment includes assets (primarily core drilling equipment) held under capital leases of $2,156,861 and $1,656,501 at September 30, 2007 and 2006. Related amortization of assets held under capital leases included in accumulated depreciation was $229,967 and $112,671 at September 30, 2007 and 2006 (See Note 5).

Depreciation expense for the years ended September 30, 2007 and 2006 was $882,196 and $400,190, respectively.

NOTE 4 – LINE OF CREDIT:

The Company entered into a line of credit agreement for $600,000 with bankcda on October 13, 2006. The loan bears interest at the bank’s prime lending rate plus 1% which was 7.75% at September 30, 2007. The loan is collateralized by a money market account (classified as restricted cash) earning interest at 3.9% as of September 30, 2007. The outstanding balance on the line of credit as of September 30, 2007 was $599,065.

NOTE 5 – CAPITAL LEASES:

The Company finances a substantial portion of their core drilling equipment purchases through capital leases.  Future minimum lease payments at September 30, 2007 for the related obligations under capital leases were:

Year Ending September 30,
2008	$556,939
2009	389,721
2010	231,049
2011	80,166
Total minimum lease payments	1,257,875
Less amount representing interest	(134,427)
Present value of minimum lease payments	1,123,448
Less obligations due within one year	(476,032)
Obligations under capital leases, due after one year	$647,416

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE:

Notes payable at September 30, 2007 and 2006 consist of the following:

	2007	2006
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $31,066 per month, at rates ranging from 0.9% to 9.5% with a weighted average interest rate of approximately 7%. The notes are collateralized by vehicles, equipment and restricted cash.	$872,172	$440,364
Less current portion	(300,638)	(165,849)
	$571,534	$274,515
Debt outstanding will mature as follows: Year ending September 30,
2008		$300,638
2009		275,789
2010		207,471
2011		75,062
2012		9,676
Thereafter		3,536
Total		$872,172

NOTE 7 – ACQUISITION OF KETTLE DRILLING:

On March 6, 2006, the Company acquired 100% of the voting interests of Kettle Drilling for $2.4 million in cash; notes payable of $400,000; 164,000 shares of unregistered common stock valued at an average price of $0.63 per share or $103,560 and five million shares of Series A preferred stock (See Note 12) valued at $0.40 per share or $2,000,000. The Series A preferred stock contained a beneficial conversion feature with a value of $1,950,000.

Net assets acquired at fair value at the acquisition date are as follows:

Accounts receivable	$1,044,565
Inventories	1,209,210
Equipment	3,669,976
Other assets, including intangible assets	689,344
Goodwill	2,808,524
Total assets	9,421,619

Accounts payable	(737,535)
Accrued expenses	(294,390)
Notes payable and capital leases	(1,536,134)
Total liabilities	(2,568,059)
Total purchase price	$6,853,560

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITION OF KETTLE DRILLING, (continued):

Assuming Kettle had been acquired as of the beginning of the acquiring period and included in the consolidated statements of operations, unaudited pro forma consolidated revenues, net loss and net loss per share would have been as follows for the year ended September 30, 2006:

2006

Gross revenues	$9,113,604
Net loss	$(1,750,967)
Net loss per share-basic and diluted	$(0.17)

Included in intangible assets were management employment contracts and drilling contracts. The gross carrying value of the employment contracts is $200,000 and amortization expense for the years ended September 30, 2007 and 2006 was $75,000 and $19,444, respectively. The gross value of drilling contracts is $450,000 and amortization expense of $187,500 and $262,500 for the years ended September 30, 2007 and 2006 was recognized. Amortization expense for the employment contracts is expected to be approximately $5,556 for the next nineteen months. Drilling contracts were fully amortized in 2007.

NOTE 8 – RELATED PARTY TRANSACTIONS:

On August 24, 2005, the Company borrowed $125,000 from John Swallow, a director. The note payable accrued interest at 10% and was payable on an interest only basis.  The note was paid in full during the year ended September 30, 2007.

The note was convertible to common stock of the Company, at a price of $0.25 per share or the market price of the stock when the loan was repaid, whichever is less. The Company determined that the convertible debt included an embedded derivative which was recorded as a liability of $112,085 and a discount on the note of $101,996 during the year ended September 30, 2005.

During the year ended September 30, 2006, the Company and Mr. Swallow agreed to extinguish the conversion feature of the debt.  The extinguishment eliminated the derivative and adjusted the note to face value.  The net effect of eliminating the derivative was recorded in other income at $10,088.

On December 1, 2005, the Company entered into a note agreement with Swallow Family, LLC, an entity controlled by Mr. Swallow, for $100,000. The note payable accrued interest at 10% and was payable on an interest only basis. The note was paid in full during the year ended September 30, 2007.

On March 1, 2006, the Company entered into an additional note agreement with John Swallow for $400,000. The note accrued interest at 9% and was payable on an interest only basis, although $100,000 of note principal was paid during 2006. The note was paid in full during the year ended September 30, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS, (continued):

In 2006, Kettle Drilling entered into loan agreements with its officers, David Deeds and Doug Kettle.  These loans totaled $160,000 and $587,000, respectively as of September 30, 2007, and $125,000 and $487,000, respectively as of September 30, 2006. David Deeds is the Chief Executive Officer of Kettle Drilling and a shareholder of the Company.  Mr. Kettle is the President of Kettle Drilling and a shareholder of the Company. The loans bear interest at 10% and are due on demand. There was no accrued interest outstanding as of September 30, 2007 and 2006. The Company also has a current payable to Mr. Kettle in the amount of $40,000 and $97,505 as of September 30, 2007 and 2006, respectively.  All this outstanding debt was paid in full during October 2007.

As part of the acquisition of Kettle Drilling, Timberline issued notes in the amounts of $300,000 and $100,000 to Doug Kettle and Dave Deeds, respectively.  The notes were due September 1, 2006, and the outstanding balances payable to Mr. Kettle and Mr. Deeds as of September 30, 2006 were $216,009 and $3,082 (including accrued interest), respectively, and classified in current liabilities. During the year ended September 30, 2007 the loans were paid in full.

Related party notes payable consist of the following at September 30, 2007 and 2006:

	2007	2006

Swallow Family LLC (Including John Swallow)	$-	$524,520
Doug & Brenda Kettle	627,000	798,005
David Deeds	160,000	125,000
Less current portion	(787,000)	(1,222,525)
	$-	$225,000

Related party interest expense	$111,004	$93,711

NOTE 9 – INCOME TAXES:

At September 30, 2007 and 2006, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $3,216,000 and $1,670,000 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2007 and 2006.

	2007	2006

Net operating loss carryforwards	$9,470,000	$4,920,000
Deferred tax asset:
Properties, plants and equipment	(250,000)	(4,800)
Intangibles	61,000	50,150
Vested share-based compensation	75,000	-
Foreign income tax credit carryforwards	110,000	83,050
Federal net operating losses	3,220,000	1,541,600
Total deferred tax asset	$3,216,000	$1,670,000
Deferred tax asset valuation allowance	$(3,216,000)	$(1,670,000)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES, (continued):

Income (loss) from continuing operations before income taxes for September 30, 2007 and 2006 are as follows:

	2007	2006
Current:
Domestic	$(3,158,404)	$(1,689,373)
Foreign	580,026	(276,864)
	$(2,578,378)	$(1,966,177)

Significant components of income tax expense as of September 30, 2007 and 2006 are as follows:

	2007	2006
Current:
Federal	$-	$-
State	-	-
Foreign	110,000	-
Total current income tax provision	110,000	-

Deferred:
Federal	-	-
Foreign	-	-
Total deferred income tax provision	-	-
Total income tax provision	$110,000	$-

	2007	2006
Statutory Federal income tax rate	34%	34%

Expected income tax expense (benefit) based on statutory rate	$(876,650)	$(668,500)

Non-recognition of tax benefits related to losses	876,650	668,500

Foreign tax expense	110,000	-
Federal income tax benefit due to foreign taxes paid	-	-
Total income tax provision	$110,000	$-

The recognition and measurement of the current and future tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions and in the assessment of the recoverability of future tax assets.  Potential liabilities are recognized for anticipated tax audit issues in various tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due.  If payment of the accrued amounts ultimately proves to be unnecessary, the elimination of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities no longer exist.  If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense will result.  In addition, a valuation allowance has been provided against a portion of the Company’s future tax assets based on a current assessment of recoverability of these future tax assets.  If the Company’s assessment changes, any increases or decreases in the valuation allowance will result in decreases or increases in net earnings, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES, (continued):

Income tax payable is included with accrued liabilities at September 30, 2007. At September 30, 2007, the Company has a net operating loss carryforward of approximately $9,470,000 which will expire in the years September 30, 2008 through September 30, 2027. Additionally, at September 30, 2007 the Company had $110,000 of foreign tax credit carryforwards that expire in 2012.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change.  As of September 30, 2007, this limitation is applicable to accumulated net operating losses of approximately $2,040,000.

NOTE 10 – COMMON STOCK AND WARRANTS:

Private Placements

During December 2006, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement agreement, the Company can sell up to 4,200,000 shares of stock for a total of $2,730,000. The stock was being offered in units, with each unit offered consisting of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable to purchase one share of the Company’s common stock for $1.00 per share, through December 31, 2008. The units were sold for $0.65 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. The Company sold 4,200,000 units for a total of $2,730,000 as of September 30, 2007.

In connection with the private placement, 477,600 units were granted to a consultant for services associated with the offering. The units are valued at $0.65 per unit or $310,440, and were recognized as stock issuance costs.

During September, 2007, the Company initiated a second private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company can sell up to 2,545,455 units for a total of $7,000,000, plus up to 5% in over-subscriptions. Each unit consists of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $3.50 per share for the period of twenty-four months from the Issue Date. The units were sold for $2.75 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. In connection with this offering, the Company agreed to use commercially reasonable efforts to file a resale registration on Form SB-2 (or such other available form) no later than 60 days after the Closing Date and cause such registration to be declared effective no later than 120 days of the Closing Date (150 days if reviewed by the SEC).  The registration statement is to register for resale the shares of common stock and the shares of common stock acquirable upon exercise of the warrants.  The Company sold a total of 2,626,694 units for total proceeds of $7,223,408; with 1,780,972 units for proceeds of $4,897,673 closing on September 30, 2007, 288,182 units for proceeds of $792,500 closing on October 1, 2007, and 557,540 units for proceeds of $1,533,235 closing on October 11, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK AND WARRANTS, (continued):

Stock Issued for Services

During the fiscal year ended September 30, 2007, the Company entered into agreements under which consultants agreed to provide investor relations consulting services for a twenty-four month period ending on April 30, 2009. As compensation, in addition to cash, the Company agreed to issue shares of restricted common stock. As of September 30, 2007, 280,000 shares of restricted common stock have been issued for consulting services rendered. The shares issued were valued at the Company’s common stock trading price as of the close of business on the date of each issuance. As of September 30, 2007, there was a total of $637,750 recorded to expense.

During the year ended September 30, 2007, 347,544 shares of common stock were issued pursuant to exercises of stock options previously issued to employees and consultants under the 2005 Equity Incentive Plan (Amended).  Of the options exercised, 371,667 were exercised via the cashless exercise provisions of the plan.  Another 37,500 were exercised resulting in proceeds of $21,000 to the Company

Stock Issued for Property and Mineral Interests

During the year ended September 30, 2007, the Company purchased the Butte Highlands Gold Project from Butte Highlands Mining Company.  The Company agreed to pay $405,000 cash and 108,000 shares of common stock in exchange for the Butte Highlands property.  The shares of common stock were valued at $2.00 per share for a total price of $216,000 based on management’s estimate of the fair value of the shares at the time of issue.  The total purchase price was $621,000.

In 2007, the Company finalized a Lease/Option to Purchase Agreement for the Conglomerate Mesa Project in Inyo County, California. The Agreement provides Timberline the right to purchase a 100-percent interest in the Project, subject to a 4-percent NSR production royalty of which 1-percent may be purchased for $1-million. In the first year of the Agreement, Timberline is obligated to make an option payment of $75,000 and 100,000 shares of its common stock to the property owners. The option cash payment will continue at $75,000 for 2008, and then increase by $25,000 per year annually to a cap of $250,000. Annual share payments will remain fixed at 100,000 shares.  In July 2007, the Company issued 100,000 shares which were valued at the closing price on the effective date of the agreement as the first year’s option share payment.  The shares were valued at $0.75 per share, or $75,000, based on management’s estimate of the fair value of the shares at the time of issue.  In September 2007, the Company issued 100,000 shares as the second annual option share payment.  The shares were valued at $3.30 per share, or $330,000 based on management’s estimate of the fair value of the shares at the time of issue.  During the year ended September 30, 2007, $555,000 of these payments were capitalized as mineral rights.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK AND WARRANTS, (continued):

Warrants

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	500,000	$0.40
Issued	3,186,045	1.00
Exercised	(500,000)	(0.40)
Outstanding at September 30, 2006	3,186,045	1.00
Issued	3,204,287	1.70
Exercised	(2,772,271)	1.00
Outstanding at September 30, 2007(1)	3,618,061	$1.62

(1)  These warrants expire as follows:

Shares	Price	Expiration Date
1,603,774	$1.00	January 31, 2008
1,123,800	$1.00	December 31, 2008
890,487	$3.50	September 30, 2009
3,618,061

NOTE 11 – STOCK OPTIONS:

The Company has established a Stock Incentive Plan (as amended August 31, 2006) to authorize the granting of up to 2,750,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.

During August 2006, the Company issued 95,000 options to two individuals for services performed.  The options have an exercise price of $0.75 and begin vesting after one year from the option grant date.  These options expire after 10 years.  As of September 30, 2007, 31,667 of these options had vested.

During November 2005, the Company issued 40,000 stock options to two individuals for services performed.  The options have an exercise price of $0.56 and vested immediately.  The options expire after 5 years.

The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Pricing Model.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 75.72%; expected life of five years; dividend yield of zero.  The options were valued at $0.26 per share, or $10,304.  This amount was recognized in other general and administrative expense for the year ended September 30, 2006.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTIONS, (continued):

During October 2006, the Company issued 75,000 options to an individual for investor relations services performed. The options have an exercise price of $0.80 and expire after two years. An additional 100,000 options were granted to the same individual in December 2006 for consulting services. The exercise price is $1.60 and expires after three years. As of September 30, 2007, all 175,000 options were fully vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.66%; volatility of 90.02%; expected life of two years; dividend yield of zero. The 75,000 options issued in October were valued at $0.36 per share, or $27,150 and the 100,000 shares issued in December were valued at $0.41 per share, or $41,200. This amount has been recognized in other general and administrative expense during the year ended September 30, 2007.

During November 2006, 100,000 options were issued to the chief financial officer of the Company per the employment agreement. The options have an exercise price of $0.75 and begin vesting after one year from the option grant date. These options expire after five years. As of September 30, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.75%; volatility of 88.31%; expected life of five years; dividend yield of zero. The options were valued at $0.58 per share, or $57,800.

During May 2007, 875,000 options were issued to employees of the Company and Kettle Drilling.  The options have an exercise price of $3.00 and begin vesting one year after the option grant date. These options expire after five years. As of September 30, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.00%; volatility of 95.00%; expected life of five years; dividend yield of zero. The options were valued at $1.70 per share, or $1,487,500.

During July 2007, 60,000 options were issued to a consultant of the Company.  The options have an exercise price of $5.00 and begin vesting one year after the option grant date. These options expire after five years. As of September 30, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.84%; volatility of 84.70%; expected life of three years; dividend yield of zero. The options were valued at $2.61 per share, or $156,600.

During August 2007, 200,000 options were issued to an officer of the Company.  The options have an exercise price of $3.70 and begin vesting one year after the option grant date. These options expire after five years. As of September 30, 2007, none had vested. The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Model. The following assumptions were made in estimating fair value: risk-free interest rate of 4.50%; volatility of 84.90%; expected life of three years; dividend yield of zero. The options were valued at $2.10 per share, or $420,000.

During the year ended September 30, 2007, 409,167 options were exercised.  The Company received $21,000 from the exercise of 37,500 options and the remainder was exercised using a cashless exercise provision.  The aggregate intrinsic value of options exercised during the year ended September 30, 2007 was $1,336,784.  During the year ended September 30, 2006, no options were exercised.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTIONS, (continued):

The following is a summary of the Company’s options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	412,500	$0.56
Granted	635,000	0.74
Expired	-	-
Outstanding at September 30, 2006	1,047,500	$0.67

Exercisable at September 30, 2006	452,500	$0.56
Weighted average fair value of options granted during the period ended September 30, 2006		$0.50
Outstanding at September 30, 2006	1,047,500	$0.67
Granted	1,435,000	2.78
Exercised	(409,167)	(0.56)
Expired	-	-
Outstanding at September 30, 2007	2,073,333	$2.13

Exercisable at September 30, 2007	525,001	$0.83

Weighted average fair value of options granted during the period ended September 30, 2007		$1.53

The weighted average remaining contractual term of options outstanding and exercisable at September 30, 2007 and 2006 was 3.50 and 2.48 years, respectively.

Over the next twelve months, the Company expects to recognize an additional $948,922 in compensation expense for unvested options.  The aggregate intrinsic value of options exercisable as of September 30, 2007 before applicable income taxes was $1,441,653, based on our closing price of $3.58 per common share at September 30, 2007.

NOTE 12 – PREFERRED STOCK:

Timberline is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value. The Board of Directors of Timberline is authorized to issue the preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into Common Stock.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PREFERRED STOCK, (continued):

Restatement

During the audit of our 2007 financial statements the Company discovered that the accounting classification for the Series A Preferred Stock issued to the Kettle Shareholders upon our acquisition of Kettle Drilling was incorrect.  As a result of our consultation with our auditors and our counsel, the Company determined that the preferred stock should be classified as a temporary equity item requiring re-classification on the Company’s balance sheet out of preferred stock and paid-in-capital to a “mezzanine” section of temporary equity presented between total liabilities and stockholders’ equity.

Accordingly, the Company concluded that the 2006 financial statements should be restated to reflect this reclassification.  This reclassification has no effect on net loss or cash flows as currently and previously reported.

The following tables reflect the amounts as previously reported and as restated for our balance sheet dated September 30, 2006:

	2006
	As Reported	As Restated
Consolidated balance sheet:
Temporary equity	-	2,000,000
Preferred stock	50,000	-
Additional paid-in capital	1,950,000	-

Series A Preferred Stock

On February 26, 2006, our Board of Directors adopted a resolution creating a series of Five Million Shares (5,000,000) shares of voting, convertible Preferred Stock designated as Series A Preferred Stock. The Preferred Stock was issued to the Doug Kettle and Dave Deeds (the “Kettle Shareholders”) as a part of the consideration delivered to them for the acquisition of Kettle Drilling in the following proportion: 1,250,000 shares to David Deeds and Margaret Deeds, husband and wife, and 3,750,000 shares to Doug Kettle. The relative rights, preferences, privileges and restrictions granted to or imposed upon the Preferred and the holders include:

•

preferred dividend equal to $0.032 per share per year; cumulative after December 31, 2006, and payable prior to dividends paid to common shareholders;

•

participating on a pro rata basis  in any declared common stock dividend on an “as converted to common stock basis”;

•

each share of Preferred Stock is convertible to the number of shares of common stock determined by dividing $0.40 by the conversion price.   The initial conversion price was $0.40 (at September 30, 2007, the conversion price was $0.40);

•

conversion price adjustments should the Company issue additional common stock at a price lower than the conversion price then in effect, or for any stock splits, reclassifications, stock dividends, etc;

•

voting rights equal to the shares of common stock on an as converted basis;

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PREFERRED STOCK, (continued):

•

liquidation preferences, subject to certain event adjustments, of $0.55 per share plus any unpaid cumulative dividends;

•

automatic conversion into common stock upon the earliest of:

▪

The filing of an effective registration statement covering the offer of sale of common stock at a price per share of not less than $5.00 and with aggregate gross proceeds of not less than $10,000,000, or

▪

December 31, 2010;

•

redemption triggering provisions requiring the Company to purchase the Preferred Stock back (redeem the shares) from the holders at the liquidation price per share plus any accumulated dividend and any Preferred Stock shares that have been converted to common stock  are to be purchased back (redeemed) at a per share price determined by calculating  trading price over a four week period immediately prior to the redemption;

•

the right for the Kettle Shareholders to repurchase Kettle Drilling in the event that the Company cannot or do not pay the required redemption price.

•

 the Company’s ability to vote its shares of Kettle Drilling is governed by a Voting Trust Agreement put in place to protect the interests of the Kettle Shareholders;

•

certain preemptive rights regarding new securities the Company may offer to third parties; and

•

redemption triggering events include: not having the Company’s common stock approved to be listed and traded on a “national securities exchange” on or before December . 31, 2008; if after having been approved for listing on a “national securities exchange”, the Company’s common stock is delisted or trading is terminated or suspended; if after having been approved for listing on a “national securities exchange”, the average weekly trading volume in the Company’s common stock is less than 25% of the number of shares of common stock into which the outstanding preferred stock is then convertible;   if after having been approved for listing on a “national securities exchange”, the average price of the Company’s common stock during the preceding four calendar weeks is less than the liquidation preference of the preferred stock, including any accrued and unpaid dividends; the Company becoming insolvent; Timberline filing for relief under federal bankruptcy code; failing to honor the Company’s covenants under the Kettle stock purchase and sale agreement or other related agreements; being subject to a suit alleging violations of registration or antifraud laws which is not dismissed or terminated within 180 days of filing.

In March 2007, the two holders of the Company’s Series A Preferred Stock converted a total of 300,000 shares of the Company’s Series A Preferred Stock into 300,000 shares of Common Stock pursuant to the conversion rights of the Series A Preferred Stock Resolution.  The Series A Preferred Stock were convertible into common stock at the rate of one share of common stock for one share of preferred stock subject to certain exceptions and adjustments including anti-dilution provisions.  There was no expense associated with this conversion.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $91,273 and $46,377 for years ended September 30, 2007 and 2006, respectively.

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,

      2008

$214,028

      2009

$228,189

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION:

The Company has three operating segments at September 30, 2007 and 2006: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the years end September 30, 2007, and 2006 is as follows:

	2007	2006
Revenues:
Timberline	$-	$7,430
Kettle Drilling	15,440,806	4,966,879
World Wide Exploration	3,792,600	1,232,737
Total revenues	$19,233,406	$6,207,046

Income / (Loss) before income taxes:
Timberline	$(2,142,663)	$(1,068,718)
Kettle Drilling	(1,015,741)	(620,595)
World Wide Exploration	580,026	(276,864)
Loss before income taxes	$(2,578,378)	$(1,966,177)

Identifiable assets:
Timberline	$15,143,464	$7,181,427
Kettle Drilling	6,147,484	2,794,597
World Wide Exploration	719,995	618,678
Total identifiable assets	$22,010,943	$10,594,702

Depreciation and amortization:
Timberline	$274,936	$283,423
Kettle Drilling	795,035	397,146
World Wide Exploration	74,724	1,564
Total depreciation and amortization	$1,144,695	$682,133

Expenditures for additions to long-lived assets
Timberline	$1,437,536	$30,215
Kettle Drilling	2,225,183	1,142,200
World Wide Exploration	859,197	23,055
Total expenditures for additions to long-lived assets	$4,521,916	$1,195,470

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-KSB for the fiscal year ended September 30, 2007, after considering newly adopted accounting pronouncements described elsewhere herein. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION (continued):

During the year ended September 30, 2007, revenues from transactions with three customers each amounted to 10% or more of our consolidated revenues.  One such customer accounted for revenue of $2,707,248 and another accounted for revenue of $2,549,751, both to Kettle Drilling.  One other customer accounted for revenue of $2,933,396 to World Wide Exploration.

During the year ended September 30, 2006, revenues from transactions with four customers each amounted to 10% or more of our consolidated revenues.  One such customer accounted for revenue of $1,925,519, another customer accounted for revenue of $1,094,971, and another customer accounted for revenue of $844,452.  The revenue for all three of those customers is reported through Kettle Drilling.  One other customer accounted for revenue of $688,973 to World Wide Exploration.

The assets of Timberline are located in the United States.  The assets of Kettle Drilling are also located in the United States and their revenues are derived from drilling contracts in the United States.  The assets of World Wide Exploration are located in Mexico and their revenues are derived from drilling contracts in Mexico.

Timberline is not an operating entity at this point insofar as they are not generating revenues from the sales of their properties, but they are actively exploring several properties for their mining potential.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, there were material weaknesses affecting our internal controls over financial reporting, and, as a result of those weaknesses, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on a general framework developed by management with reference to general business, accounting and financial principles.  Based upon this evaluation, we determined that there were material weaknesses affecting our internal control over financial reporting.  These weaknesses include the lack of sufficient knowledge of complex accounting issues and consistent accounting policies not fully developed and understood. These are the result of not having enough sufficiently qualified accounting personnel involved in the preparation of the Company’s consolidated financial statements.

Management has addressed these issues by implementing a more sophisticated accounting system at the Company’s operating subsidiary and hiring more qualified accounting personnel at the Company and its operating subsidiaries.  The Company is also currently recruiting for qualified and knowledgeable Controllers for the Company and for Kettle Drilling.  Company management also plans to consult with independent experts when complex transactions are entered into.  Management believes that these actions and the continued remediation measures of the Company will collectively minimize the potential for a reoccurrence of these material weaknesses.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended September 30, 2008.  Further, the Company’s independent registered public accounting firm is not required to provide an attestation on management’s report on internal control over financial reporting until the Company’s annual report for the fiscal year ended September 30, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, other than those discussed above, that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The Company's Directors were elected on the dates as follows:

John Swallow

September 22, 2006

Paul Dircksen

September 22, 2006

Vance Thornsberry

September 22, 2006

Eric Klepfer

September 22, 2006

Randal Hardy

August 27, 2007

Ron Guill

November 9, 2007

James Moore

January 1, 2008

Unless a Director resigns prior to completion of his term, each Director serves for one year or until his successor is elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, presently, we consider four of our seven directors (Ron Guill, Eric Klepfer, Vance Thornsberry, and James Moore) as independent based on the standards of independence for the American Stock Exchange.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. In addition, the issue of possible conflicts of interest in connection with the Company’s Directors and Executive Officers is addressed below. There is no understanding or agreement under which the Directors hold office.

Biographical Information

Officers and Directors

Randal Hardy – Chief Executive Officer, Chief Financial Officer & Director

Mr. Hardy (46) was appointed as our Chief Executive Officer, Chief Financial Officer and a director to our board of directors in 2007.  Prior to his appointment by us, from September 2006, Mr. Hardy was the President of HuntMountain Resources, a publicly held U.S.-based junior exploration company.  Prior to that, from August 2005, he was HuntMountain’s Vice President and Chief Financial Officer.  Previously, from 1997 to 2005, he held positions as President and CEO of Sunshine Minting, Inc. a privately held, precious metal custom minting and manufacturing firm.  Prior to his tenure at Sunshine Minting, Inc., Mr. Hardy has served as Treasurer of the NYSE-listed Sunshine Mining and Refining Company.  Mr. Hardy has a Business Administration degree from Boise State University and has attained certifications as a Certified Management Accountant and a Certified Cash Manager.  Mr. Hardy is currently a director of HuntMountain Resources.

John Swallow – Executive Chairman

Mr. Swallow (41) served as Timberline’s CEO from January 2006 through August 2007 and who is largely responsible for enacting the Company’s current business plan.  From 1994 to 2005 Mr. Swallow founded and ran Coeur d’Alene Appraisals, Inc., a real estate appraisal firm.  He was formerly the President of Sterling Mining Corporation in 1998 and served on its board of directors until 2003.  He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets.  Mr. Swallow holds a B.S. in Finance from Arizona State University.

Paul Dircksen – Vice President, Exploration & Director

Mr. Dircksen (62) has over 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies.  He has been a director since January 2005 and our Vice President of Exploration since May 1, 2006.  Working in the United States and internationally, he has a strong technical background, serving as a team member on approximately nine gold discoveries, seven of which later became operating mines.  Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp.  During 2002 he was self employed as an independent mineral geologist.  In 2003 he was President of Bravo Venture Group, a junior exploration company.  He holds an M.S. in Geology from the University of Nevada.  Mr. Dircksen currently serves on the Board of Bravo Venture Group and is employed on a full-time basis with Timberline Resources.

Eric Klepfer - Director

Mr. Klepfer (50) has over 23 years of experience in the mining industry, serving in environmental, engineering and management positions at Placer Dome, Newmont Mining, Coeur d'Alene Mines, and Mines Management.  He has been a director since January 2004.  From 1995 to 2003, Mr. Klepfer was simultaneously the Director of Environmental Affairs for Coeur d’Alene Mines Corporation and the Vice President of Operations and Technical Services of its subsidiary Earthworks Technology, Inc.  Since 2003, he has been the President of Klepfer Mining Services.  From 2004 to 2007 he was the Vice President of Operations at Mines Management, Inc.  He holds B.S. degrees in Mining Engineering and Engineering Administration from Michigan Technological University.

Ron Guill - Director

Mr. Guill (59) is the founder, owner, and general manager of Small Mine Development ("SMD"), one of the largest underground mine contractors in the United States.  He was appointed to the board of directors in 2007.  Mr. Guill founded and has been fully employed by SMD since 1982.  SMD now has more than 300 full-time employees working at six mine sites, serving world-class clients including Barrick Gold and Newmont Mining.  He has served as a trustee for the Northwest Mining Association which recognized him, and SMD, with their 2006 Platinum Award for Corporate Excellence. He holds a degree in Mining Engineering from the Mackay School of Mines at the University of Nevada.

Vance Thornsberry - Director

Mr. Thornsberry (62) has been a director since 2004 and is a Registered Professional Geologist with over 35 years of experience in the mining and exploration industry.  He held senior positions with Inspiration Development Company in the 1970s and 1980s, and has since worked as a consulting geologist for over fifteen mining companies worldwide.  From 1997 through 2004, Mr. Thornsberry consulted for a variety of exploration companies, including Golden Queen Mining Company, Beartooth Mining Company, Thunder Mountain LLC and Romarco Minerals.  From January 2005 until December 2007 Mr. Thornsberry served as a consulting geologist and Vice-President of Exploration for TSX-listed Northland Resources.  Mr. Thornsberry currently works as a consulting geologist.  He holds a B.S. in Geology from the University of Missouri.

James Moore – Director

Mr. Moore (62) has been a director since 2008 and  is Chief Financial Officer of Mines Management, Inc. and has over 30 years senior level experience in financial management with the mining sector. Prior to joining Mines Management, from 2002 to 2004, Mr. Moore was an independent mining consultant for Idaho General Mining Inc. From 1997 through 2003 he was the Vice President of Business Development for RAHCO International, Inc., a heavy mining equipment designer and manufacturer in Spokane, Washington. Prior to that time Mr. Moore was employed by Barrick Gold Corporation in Santiago, Chile as Vice President and Chief Financial Officer for its Latin American division. Other experience include service as Division Controller Mobil Oil, Energy Minerals Division, and Operations Controller for United Nuclear Corporation. Mr. Moore attended Stanford University and graduated from University of Utah with a B.S. in accounting.

Other Officers, Advisory Board Members And Significant Employees

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

David Deeds.  Mr. Deeds (53) is the CEO and a director of Kettle Drilling, Inc., our wholly owned subsidiary, and an advisor to our Board of Directors (Advisory Director). From 2000, until the Acquisition in March 2006, he was Kettle Drilling’s Controller. On January 1, 2005, he also became a member of its board of directors and it corporate secretary. Until 2003, he was also the owner operator of Microledger, Inc. an accounting –bookkeeping services company. He sold this business in 2003. Mr. Deeds has a B. S. Degree in Accounting from the University of Northern Colorado (1976).

Cassandra Mulligan.  Ms. Mulligan (34) is Chief Financial Officer of Kettle. Mrs. Mulligan has worked in public accounting for over ten years. She previously held the position of lead audit manager in a large local accounting firm and was also an audit manager at Anastasi & Moore, PLLC. Mrs. Mulligan has extensive background in accounting, auditing and financial reporting. Mrs. Mulligan graduated from Eastern Washington University with a B.S. Degree in Accounting and is licensed as a Certified Public Accountant.

Steve Elloway.  Mr. Elloway (40) is U.S. Operations Manager for Kettle. Mr. Elloway has been in the drilling industry for over 15 years and has extensive experience in both underground and surface drilling.  Mr. Elloway has been with Kettle Drilling, Inc. for over ten years. Mr. Elloway is in charge of all US operations.

Paul Elloway.  Mr. Elloway (35) is Mexico Operations Manager for Kettle.  Mr. Elloway is our World Wide Exploration S.A. de C.V. subsidiary manager in Mexico. Paul, just as his brother Steve, has also been in the drilling industry for over 15 years. Mr. Elloway has extensive experience in both underground and surface drilling in both US and foreign environments. Mr. Elloway has been with Kettle Drilling, Inc. for over ten years. Mr. Elloway is in charge of all Mexico operations.

Bill Higgins.  Mr. Higgins (55) is Asset Manager and Vice-President of Administration for Kettle.  Mr. Higgins holds the position of Asset Manager and Administrative Vice President. Mr. Higgins is responsible for managing assets, cost management, purchasing and inventory.  Mr. Higgins has extensive experience in product management beginning at Layne Christensen where he worked for 27 years and held a number of positions including Plant Manager, General Manager and Vice President of Supply and Distribution.

Bill Miller.   Mr. Miller (49) is the Safety and Human Resources Officer for Kettle.  Mr. Miller has over twenty years experience managing and developing people to reach their full potential. Mr. Miller was a previous corporate trainer for Toys “R” Us as well as other companies.  Mr. Miller trained corporate leaders in loss prevention and risk management.

Mark Church.  Mr. Church (61) is in charge of Mexico and Foreign Business Development for Kettle.  Mr. Church assumes the position of Foreign Business Development and assists management operations outside of the United States. Mr. Church brings 36 years of experience in the drilling industry to our company. Starting as a driller for Boyles in 1970, he worked his way up through the ranks and held several key positions including General Manager of Landdrill International and Vice President and General Manager of Bradley Manufacturing.

Family Relationships

None.

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

Committees of the Board of Directors

Our Board of Directors has established three board committees: an Audit Committee, a Compensation Committee, and a Corporate Governance/Nominating Committee.

The information below sets out the current members of each of our board committees and summarizes the functions of each of the committees in accordance with their mandates.

Audit Committee

In January 2008, we formed an audit committee.  It consists of James Moore, Eric Klepfer, and Ron Guill, all of whom are independent directors.  Each of these members has been determined to be “financially literate” and Mr. Moore has been designated as “financially sophisticated” and is named as the committee’s “financial expert”.  The audit committee is charged with assisting the board in fulfilling its oversight responsibilities.  The audit committee appoints, compensates, and oversees our independent registered public accounting firm (the external auditors); reviews the annual report of the external auditors; provides oversight of the integrity of our accounting and financial reporting policies and internal financial controls and procedures; and resolves any conflicts between our management and the external auditors.

Compensation Committee

The Compensation Committee is comprised of Eric Klepfer, Vance Thornsberry and Ron Guill, all of whom are independent directors. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of Directors, executive officers and providing advice on compensation structures in the various jurisdictions in which Timberline operates. In addition, the Compensation Committee reviews both the overall salary objectives of Timberline and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options, incentive and deferred compensation benefits.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Eric Klepfer, James Moore and Ron Guill. The Corporate Governance and Nominating Committee is responsible for developing Timberline’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of Timberline, including recommending Director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of Timberline’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of Timberline, monitoring the quality and effectiveness of Timberline’s corporate governance system and ensuring the effectiveness and integrity of Timberline’s communication and reporting to shareholders and the public generally.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended September 30, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2007 of those persons who were, at September 31, 2007 (i) the chief executive officer (Randal Hardy) and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (John Swallow – Executive Chairman, Paul Dircksen—Vice President of Timberline, Doug Kettle---President of Kettle, Dave Deeds---CEO of Kettle, and William Higgins – Vice President of Timberline):

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards Vested ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John Swallow, Executive Chairman, Former CEO	2007	144,750	0	0	0	0	0	0	144,750
Randal Hardy, Chief Executive Officer and Chief Financial Officer	2007	13,500	0	37,000 (1)	0	0	0	0	50,500
Paul Dircksen, VP	2007	162,000	0	0	130,000 (2)	0	0	0	292,000
Doug Kettle, President of Kettle	2007	162,000	71,311	1,310 (3)	0	0	0	0	234,621
Dave Deeds, CEO of Kettle	2007	162,000	71,311	1,310 (3)	0	0	0	0	234,621
William Higgins, VP of Kettle	2007	112,295	0	1,310 (3)	0	0	0	0	113,605

(1)

A signing bonus of 10,000 shares of common stock

(2)

250,000 stock options vested

(3)

400 shares of common stock awarded

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended September 30, 2007, the Company’s Board of Directors and the Company’s Compensation Committee, once appointed, was responsible for establishing a compensation policy and administering the compensation programs of our executive officers.

The amount of compensation paid by the Company to each of our officers and the terms of those persons’ employment is determined solely by the Compensation Committee. The Compensation Committee evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers.  The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company.

Our Compensation Committee believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Executive Compensation Agreements-

Swallow Employment Agreement

As of May 1, 2006, John Swallow, entered into a three year employment agreement. Pursuant to the terms of this agreement, he will function as and perform the customary duties of Chief Executive Officer and Chairman of the Company’s Board of Directors. His compensation includes an annual salary of $162,000 and fringe benefits including payment of medical and dental insurance coverage premiums of up to $12,000 per year.   The agreement permits the issuance of a signing bonus of our common stock, performance benefits and incentives. However, none of these have been determined, agreed upon or negotiated at this time. Under the agreement, Mr. Swallow is permitted to engage in other business activities.

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

Deeds Employment Agreement

As of March 3, 2006, David Deeds and Kettle Drilling, Inc., our wholly owned subsidiary, entered into a three year employment agreement. Pursuant to the terms of this agreement, David Deeds will function as and perform the customary duties of president and a member of the board of directors of Kettle Drilling, Inc. His compensation includes an annual salary of $162,000, fringe benefits including payment of medical and dental insurance coverage premiums of up to $12,000 per year, automobile benefits (encompassing two vehicles), a $1,500 per month non-accountable expense allowance and a revenue-based bonus of 2% of gross revenues exceeding $4,800,000 annually and a net income-based bonus of 5% of net income (before income taxes and depreciation expense) exceeding $760,000 annually.  In addition, he is entitled to an acquisition-based bonus of the greater of 5% of total assets or 5% of gross revenue of any drilling company acquired during the term of the agreement. Mr. Deeds will not be required to devote more that 15 to 20 hours per week to the business affairs of Kettle Drilling.

Hardy Employment Agreement

In connection with his appointment, Mr. Hardy, entered into an employment agreement with us, effective August 27, 2007.  A brief description of the material terms of this agreement are as follows:  The term is three years, with a provision for mutually agreed upon annual renewals thereafter. It can be terminated by us for cause (without notice), without cause (with three months’ notice) or upon a takeover, acquisition or change in control.  Mr. Hardy is to act as both Chief Executive and Financial Officer until such time as a new Chief Financial Officer is appointed. Thereafter, he will remain as Chief Executive Officer during the term of his employment.  His compensation includes: an annual salary of $162,000, payment or reimbursement of up to $12,000 per year of premiums for health insurance coverage for him and his family, and reimbursement of Mr. Hardy’s personal automobile related expenses.  In addition to salary and fringe benefits, Mr. Hardy shall be entitled to receive performance bonuses and other incentive compensation as authorized by the Board of Directors.   The issuance of 10,000 shares of our restricted common stock as a “signing bonus”, and the grant of incentive stock options to purchase 200,000 shares of our restricted common stock (at the closing stock price on the effective date of the agreement, August 27, 2007) pursuant to our Amended 2005 Stock Incentive Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of the September 30, 2007. No stock appreciation rights were awarded.

Option Awards						Stock Awards
Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Securities Unearned Shares, Units or Other Rights That have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)

Randal Hardy	0	200,000	0	$3.70	8/27/2012	0	$0.00	0	$0.00

Paul Dircksen	83,334	249,999	0	$0.75	3/14/2011	0	$0.00	0	$0.00

(1)

John Swallow, Doug Kettle and David Deeds have no option awards or stock awards and therefore have been omitted from the table.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Our wholly owned subsidiary, Kettle Drilling, Inc. does maintain a simplified employee retirement plan, which is funded by insurance and covers several of its executive officers, including Douglas Kettle and David Deeds.

Director Compensation

The following table sets forth the stock options granted to our directors during the fiscal year ended September 30, 2007.  Compensation to directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eric Klepfer	0	0	3,467	(1)	0	0	0	3,467

(1)

A vested option to purchase 8,334 shares was granted to this director on August 15, 2006 with an exercise price of $0.75 per share and an expiration date of August 14, 2011.  A vested option to purchase 16,667 was granted to this director on Oct. 24, 2007 with an exercise price of $3.40 per share and an expiration date of October 24, 2012.

Compensation of Directors

Directors receive no monetary compensation for their work for the Company.  Directors are granted non-qualified stock options as compensation.  Certain Directors have held consulting agreements with the Company, as described above, but these agreements covered work that was in addition to their role as Director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December  13, 2007, the beneficial ownership of our securities (common stock, convertible preferred stock, options or warrants) by each executive officer (including executive officers of our wholly owned subsidiary, Kettle Drilling, Inc.) and director, by each person known by us to beneficially own more than 5% of a class of our common stock as well as convertible preferred stock (on an as-converted into common stock basis) and by the executive officers and directors as a group. Also, as of December 21, 2007, we had 4,700,000 shares of convertible preferred stock that generally have voting rights equal to 4,700,000 shares of common stock. Except as otherwise indicated, all shares are owned directly by the shareholder indicated.

In connection with the issuance of the convertible preferred stock, the parties entered into a voting trust agreement which assures the holders of the convertible preferred stock, among other rights, advisory representation on the Company’s Board of Directors.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Except as otherwise indicated, the address of each person named in this table is c/o Timberline Resources Corporation, 101 E. Lakeside Avenue, Coeur d'Alene, ID  83814

Name and Address	Common Shares Beneficially Owned	Common Shares Underlying Options or Warrants Beneficially Owned	Class of Shares Owned	Percentage of Common Stock and Preferred Stock (on as-converted basis)**

Vance Thornsberry(a)(1)	100,000	66,667	Common	*

Eric Klepfer (a)(2)	50,000	25,001	Common	*

Paul Dircksen (c)(3)	505,691	158,335	Common	2.57%

John Swallow(c)(4)	3,058,849	320,834	Common	13.01%

Randal Hardy(c)(5)	55,000	102,500	Common	*
Douglas Kettle (d)(6)	3,600,400(6)		Common (6)	12.31%(6)

David Deeds (d)(7)	1,100,400(7)		Common (7)	4.11% (7)
Praetorian Capital Management LLC (8) 119 Washington Ave., Ste 600 Miami Beach, FL 33139	4,189,500(8)	675,000(8)	Common (8)	18.48%(8)

All Directors, Officers & Beneficial Owners (eight) as a group (e)	12,659,840	1,348,337	51.89%

___________________________

* less than 1%.

** The percentages listed for each shareholder are based on 25,646,830 shares outstanding as of December 18, 2007 and assume the exercise by that shareholder only of his or its entire option or warrant or convertible preferred shares, exercisable within 60 days of December 21, 2007.

(a) Director only

(b) Officer only

(c) Officer and Director

(d) Officer and Director of our wholly owned subsidiary, Kettle Drilling, Inc., and an advisor to our Board of Directors.

(e) The persons described in “(d)” are included in this group.

 (1) An option to purchase 50,000 shares was granted to this shareholder on February 7, 2005 with an exercise price of $0.56 per share and an expiration date of February 7, 2010.  A vested option to purchase 16,667 was granted to this shareholder on Oct. 24, 2007 with an exercise price of $3.40 per share and an expiration date of October 24, 2012.

(2) A vested option to purchase 8,334 shares was granted to this shareholder on August 15, 2006 with an exercise price of $0.75 per share and an expiration date of August 14, 2011.  A vested option to purchase 16,667 was granted to this shareholder on Oct. 24, 2007 with an exercise price of $3.40 per share and an expiration date of October 24, 2012.

(3) A vested option to purchase 125,001 shares at $.75 per share was granted to this shareholder on May 1, 2006 which expire on May 1, 2011. A vested option to purchase 33,334 was granted to this shareholder on Oct. 24, 2007 with an exercise price of $3.40 per share and an expiration date of October 24, 2012.

(4)  2,733,849 of the shares are held in the name of Cougar Valley LLC, an entity controlled by Mr. Swallow, our Executive Chairman of the Board of Directors, and 275,000 are held in the name of J. Swallow Roth IRA. 62,500 warrants granting the right, but not the obligation, to purchase 62,500 shares were issued to J. Swallow Roth IRA on March 13, 2006 with an exercise price of $1.00 per share. The warrants expire on January 31, 2008. This shareholder purchased 50,000 units in the Company’s private placement on November 21, 2006 consisting of 50,000 shares of common stock and 25,000 warrants. Each warrant grants the holder the right to purchase an additional share at $1.00 per share until December 31, 2008. A vested option to purchase 283,334 was granted to this shareholder on Oct. 24, 2007 with an exercise price of $3.40 per share and an expiration date of October 24, 2012.

(5) A vested option to purchase 100,000 was granted to this shareholder on Oct. 24, 2007 with an exercise price of $3.40 per share and an expiration date of October 24, 2012.  This shareholder purchased 5,000 units in the Company’s private placement on October 11, 2007 consisting of 5,000 shares of common stock and 2,500 warrants. Each warrant grants the holder the right to purchase an additional share at $3.50 per share until October 11, 2009.

(6) Includes 400 shares of common stock and 3,600,000 of Convertible Preferred Shares which have with voting rights equal to shares of common stock on a one for one basis. These preferred shares are generally convertible into common stock at the rate on one share of common stock for one share of preferred stock subject to certain exceptions and adjustments including anti-dilution provisions.

(7) Includes 400 shares of common stock and 1,100,000 of Convertible Preferred Shares which have with voting rights equal to shares of common stock on a one for one basis. The Convertible Preferred shares are held in the name of David L. Deeds and Margaret Deeds, husband and wife. The preferred shares are generally convertible into common stock at the rate on one share of common stock for one share of preferred stock subject to certain exceptions and adjustments including anti-dilution provisions.

 (8) This shareholder purchased 3,350,000 units in the Company’s private placement on November 21, 2006 consisting of 3,350,000 shares of common stock and 1,675,000 warrants. Each warrant grants the holder the right to purchase an additional share of stock at $1.00 per share.  1,150,000 warrants have been exercised with 525,000 remaining.  This shareholder also purchased 300,000 units in the Company’s private placement on September 30, 2007 consisting of 300,000 shares of common stock and 150,000 warrants. Each warrant grants the holder the right to purchase an additional share of stock at $3.50 per share.  All of these warrants remain outstanding.   This shareholder also purchased 64,500 shares on the open market.

Equity Compensation Plans

Please review the disclosure provided under the section heading “Market for Common Equity”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

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

On March 1, 2006, the Company entered into a loan agreement with John Swallow wherein it borrowed $400,000, repayable at 9% interest on an interest only basis.  Monthly payments were $3,000, beginning on April 1, 2006.  The term of the loan is from March 1, 2006 to March 1, 2007.  These funds were borrowed to partially finance the May

6, 2006 acquisition of Kettle Drilling, Inc. as our wholly owned subsidiary.   This loan was subsequently repaid in full during fiscal year 2007.

 In each case, management believes that the terms and conditions of the loans from Mr. Swallow or entities that he controls are under similar terms and conditions that would be available to the Company from an unrelated third party, if such loans were actually available from an unrelated third party.

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

The Acquisition was completed with the issuance of the convertible preferred stock (the “Preferred Stock”) to the Kettle Shareholders on March 6, 2006.   The relative rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock and the holders include:

•

preferred dividend equal to $0.032 per share; cumulative after December 31, 2006;

•

participating on a pro rata basis in any declared common stock dividend on an “as converted to common stock basis”;

•

voting rights equal to the shares of common stock on an as converted basis;

•

liquidation rights, subject to certain event adjustments, of $0.55 per share;

•

a formula for automatic conversion to common stock upon the occurrence of certain triggering events, currently determined to be at the rate of one share of common for one share of preferred, subject to anti-dilution protection and other possible adjustments;

•

automatic redemption triggering provisions requiring the Registrant to purchase the Preferred Stock back from the holders at the liquidation price per share plus any accumulated dividend (the “Preferred Stock Redemption Price”); any Preferred Stock shares that have been converted to common stock  are to be purchased back (redeemed) at a per share price determined by calculating  trading price over a four calendar period immediately prior to the redemption (the “Common Stock Purchase Price”);

•

the right to have Kettle Drilling spun-off to the Kettle Shareholders in the event that Registrant cannot pay the Preferred Stock Redemption Purchase Price and/or the Common Stock Purchase Price; and

•

certain preemptive rights regarding new securities the Registrant may offer to third parties.

The conversion price adjustments for the Preferred Stock, are summarized as follows:

1.

If the Registrant issues any Additional Stock (the definition and the exceptions to this are listed below) for a consideration per share less than the current conversion price in effect immediately prior to the issuance of such Additional Stock, then the conversion price will be reduced to the price per share at which such Additional Stock was issued.  However, no adjustments will be made for less than $0.01 per share.

2.

In the case of the issuance of common stock for a consideration in whole or in part other than cash, the consideration other than cash shall be deemed to be the fair value thereof as determined by the Board.

3.

In the case of the issuance of options or warrants to purchase common stock (other than pursuant to the exceptions to Additional Stock listed below), the aggregate maximum number of shares of common stock deliverable upon exercise of such options or warrants are deemed to have been issued at the time such options or warrants were issued and for a consideration equal to the consideration, if any, received by the Registrant upon the issuance of such options or warrants, plus the minimum exercise price provided in such options or warrants.

“Additional Stock" shall mean any shares of common stock issued (or deemed to have been issued after the date of issuance of the Preferred Stock) by the Registrant other than:

(A)

common stock issued pursuant to stock splits or stock dividends; or

(B)

up to 297,500 shares of common stock issued or issuable to employees, directors or consultants of the Registrant for the purpose of an incentive or under any warrant, stock option, stock purchase or similar plan approved by the Board of Directors; or

(C)

common stock issued or issuable upon conversion of the shares of Preferred Stock.

The conversion price also adjusts for stock splits, reclassifications, stock dividends, reverse splits, and similar events.

As of March 3, 2006, the Registrant, the Sellers (individually and collectively) and certain of the Registrant’s shareholders (individually and collectively) entered into a voting trust agreement that assures the appointment of the Kettle shareholders as advisory directors of the Registrant’s Board of Directors and as directors of the Board of Directors of Kettle Drilling. Specifically, pursuant to the terms of this agreement, John Swallow was appointed as attorney and voting trustee of the shareholders solely for the purposes of: (a) attending any and all meetings of stockholders of the Registrant and (b) solely with respect to the election of directors of the Registrant at any such meeting, to vote all of the shares of common stock of the shareholders, and each of them, for the election of the Sellers (or his or their respective designees, if they or either of them are unable or unwilling to serve) as advisory directors of the Registrant. Similarly, pursuant to the terms of this voting trust agreement, David Deeds was appointed as attorney and voting trustee of the Sellers solely for the purposes of: (a) attending any and all meetings of stockholders of Kettle Drilling; (b) with respect to the election of directors of Kettle Drilling at such meeting, to vote all of the shares of common stock of the Registrant for the election of the Sellers (or his or their respective designees, if they or either of them are unable or unwilling to serve) as a directors Kettle Drilling, in the same manner and with the same effect as if the Registrant  were personally present; and (c) with respect to any other matter submitted to the stockholders of Kettle Drilling for approval or consent, including the election of other persons. The voting trust agreement shall terminate at the earlier of ten years or when the Sellers do not own any shares of Preferred Stock, or, in the event that all of the Preferred Shares have been converted into the Registrant’s common stock, when the Sellers own less than 10% of their initial number of the Registrant’s common stock after conversion of all the Preferred Stock.

Funds for the $2,400,000 cash payment of the purchase price derive from three sources: $400,000 from the abovementioned March 1, 2006 loan from the Company’s former Chief Executive Officer; $200,000 from a February 2006 exercise of warrants by Cougar Valley LLC, an entity controlled by Mr. Swallow; and the balance from the proceeds of a “best efforts” Private Placement Offering of shares of common stock and warrants to purchase additional shares of common stock which the Company closed on May 19, 2006. A total of $3,074,438 was raised in this private offering. Offering proceeds that were not applied to the Acquisition have been earmarked for working capital.

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

· annual interest rate:  prime plus three percent

· payment: lump sum of interest and principal

· due date:

September 1, 2006 (there is no prepayment penalty)

The loans from Douglas Kettle and David Deeds were subsequently repaid in full prior to fiscal year ending September 30, 2007.

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

During the year ended September 30, 2006, we incurred $32,010.50 for consulting services including services provided by former directors and/or officers.  The following table details to whom and amounts paid for consulting services during the year ended September 30, 2006:

2006
Stephen Goss*	$ 22,000
Tom Gurkowski**	$ 10,010.50
Bill Hoyt ***	$ -
Total	$ 32,010.50
* Former Director ** Former Officer

In December 2006, we completed a private placement of our securities wherein we raised gross proceeds of $2,730,000. John Swallow (former CEO and Chairman of the Board), Paul Dircksen (Vice President and Director) and Michael P. Wilson (former CFO) participated in this private placement, each purchasing 50,000 units for $32,500. The 50,000 units contained 50,000 shares of common stock and 25,000 warrants to purchase 25,000 shares of common stock at $1.00 per share.

On December 5, 2007, we announced that we had signed a non-binding Letter on Intent to acquire Small Mine Development, LLC, one of the largest underground mine contractors in the United States.  Ron Guill, a Director to Timberline, is the founder, owner and general manager of Small Mines Development, LLC.  Timberline and Small Mines Development, LLC are still negotiating the terms of the proposed acquisition.

Director Independence

The Company’s Board of Directors has determined that the following directors are independent based on the standards for director independence for the American Stock Exchange: Eric Klepfer, Vance Thornsberry, Ron Guill, and James Moore.

ITEM 13. EXHIBITS

Exhibit No.

Description of Document

3.1

Certificate of Incorporation of the Registrant (1)

3.2

Articles of Amendment to the Certificate of Incorporation of the

Registrant (1)

3.3

Amended and Restated By-Laws of the Registrant (1)

3.4

Certificate and Articles of Amendment to Articles of Incorporation of

the Registrant (11)

4.1

Specimen of the Common Stock Certificate (1)

4.2

Series A Preferred Stock Resolutions of the Registrant (11)

9.1

Voting Trust Agreement dated March 3, 2006 by and between the

Registrant, Douglas Kettle, David Deeds, John Swallow, Stephen Goss,

Tom Gurkowski, Vance Thornsberry, Eric Klepfer, and Paul Dircksen

(11)

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

Form of Employment Agreement signed on 3/6/2006 between Douglas

Kettle and Kettle Drilling, Inc. (8)

10.24

Form of  Employment Agreement signed on 3/6/2006 between  David

Deeds and Kettle Drilling, Inc. (9)

10.25

Stock Purchase and Sale Agreement dated February 23, 2006 by and among the Registrant and the shareholders of Kettle Drilling and certain of the shareholders of the Registrant (12)

10.26

Amendment, dated March 3, 2006, to the Stock Purchase and Sale

Agreement dated February 23, 2006 by and among the Registrant and the shareholders of Kettle Drilling and certain of the shareholders of the

Registrant (11)

10.27

Exploration License and Option to Lease Agreement, dated effective

June 30, 2006, between the Registrant and Diversified Inholding LLC regarding the East Camp Douglas property (13)

10.28

Mining Lease and Option to Purchase Agreement, dated effective

August 16, 2006, between the Registrant and Diversified Inholding

LLC regarding the East Camp Douglas property (14)

10.29

Binding Memorandum of Understanding between the Registrant and

Steve Van Ert and Noel Cousins, dated September 22, 2006 (15)

10.30

Mineral Agreement dated July 18, 2007 between the Registrant and

Steve Van Ert and Noel Cousins (16)

10.31

Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (17)

14

Code of Ethics (2)

16.1

Letter from Former Accountants (6)

31.1

Certification of Chief Executive Officer and Chief Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-

14 and 15d-14 of the Exchange Act)

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (18 U.S.C. 1350)

____________________________________

(1)  Incorporated by reference to the Company’s Form 10SB as filed with the Securities and Exchange Commission on September 29, 2005.

(2)  Incorporated by reference to the Company’s Form 10SB/A as filed with the Securities and Exchange Commission on January 10, 2006.

(3) Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 6, 2006.

(4) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 6, 2006.

(5) Incorporated by reference to Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

(6) Incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 12, 2006.

(7) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 29, 2006.

(8) Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006.

(9) Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006.

(10) Incorporated by reference to the Company’s Form 10KSB as filed with the Securities and Exchange Commission on January 16, 2007.

(11) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 10, 2006.

(12) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 1, 2006.

(13) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 6, 2006.

(14) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 22, 2006.

(15) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 28, 2006.

(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission of July 23, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2007 and 2006:

Fiscal 2007

Fiscal 2006

Fee Category

Fees

Fees

Audit Fees

$116,768

$ 76,357

Audit Related Fees

$     6,643

$          0

Tax Fees

$            0

$   5,000

All Other Fees

$            0

$          0

----------- ------------

-------------

------------

Total Fees

$123,411

$ 81,357

========

=======

Audit Fees

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	January 10, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on From 10-KSB was signed by the following persons in the capacities on the dates stated:

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	January 10, 2008
/s/ John Swallow John Swallow	Director, Executive Chairman of the Board	January 10, 2008
/s/ Vance Thornsberry Vance Thornsberry	Director	January 10, 2008
/s/ Paul Dircksen Paul Dircksen	Director	January 10, 2008
/s/ Eric Klepfer Eric Klepfer	Director	January 10, 2008
/s/ Ron Guill Ron Guill	Director	January 10, 2008
/s/ James H. Moore James H. Moore	Director	January 10, 2008