Form 10QSB
period 2007-12-31
Timberline Resources Corp
filed 2008-02-19
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51549

TIMBERLINE RESOURCES CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

IDAHO	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 EAST LAKESIDE AVENUE
COEUR D’ALENE, IDAHO	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at February 8, 2008:      27,270,103

Transitional Small Business format (check one):   Yes     No

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet at December 31, 2007	4

Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis	16

Item 3.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Submission of Matters to Vote of Security Holders.	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES	21

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007 and 2006

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2007	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$5,287,039	$3,949,988
Accounts receivable	1,738,257	3,882,275
Employee receivable	12,155	7,073
Materials and supplies inventory	2,498,936	1,925,392
Prepaid expenses	480,537	373,288
TOTAL CURRENT ASSETS	10,016,924	10,138,016

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net of accumulated depreciation	9,208,619	8,008,928

OTHER ASSETS:
Restricted cash	800,000	802,860
Deposits and other assets	203,948	147,058
Intangible assets, net of amortization	88,891	105,557
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,901,363	3,863,999
TOTAL ASSETS	$23,126,906	$22,010,943

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank	$599,065	$599,065
Accounts payable	2,882,411	3,617,165
Accrued expenses	985,021	944,627
Notes payable - related parties	60,000	787,000
Deferred revenue	118,332	250,000
Current portion of capital leases	480,952	476,032
Current portion of notes payable	313,842	300,638
TOTAL CURRENT LIABILITIES	5,439,623	6,974,527

LONG-TERM LIABILITIES:
Capital leases, net of current portion	642,165	647,416
Notes payable, net of current portion	629,606	571,534
TOTAL LONG-TERM LIABILITIES	1,271,771	1,218,950

COMMITMENTS AND CONTINGENCIES	-	-

TEMPORARY EQUITY
Series A Preferred stock, $0.01 par value; liquidation and redemption value $2,737,741; 5,000,000 shares authorized, 4,700,000 issued
and outstanding	1,880,000	1,880,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 26,504,103 and 24,801,108 shares issued
and outstanding, respectively	26,503	24,801
Common stock subscribed	-	(802,761)
Additional paid-in capital	24,220,756	20,433,478
Accumulated deficit	(9,711,747)	(7,718,052)
TOTAL STOCKHOLDERS' EQUITY	14,535,512	11,937,466
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY	$23,126,906	$22,010,943

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Quarter Ended
	December 31,	December 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES	$6,435,125	$3,208,337

COST OF REVENUES	4,949,665	2,844,189

GROSS PROFIT	1,485,460	364,148

OPERATING EXPENSES:
Mineral exploration expenses	576,752	82,957
Other general and administrative expenses	2,915,765	1,344,761
Loss (gain) on sale of equipment	(14,641)	4,379
TOTAL OPERATING EXPENSES	3,477,876	1,432,097

LOSS FROM OPERATIONS	(1,992,416)	(1,067,949)

OTHER INCOME (EXPENSE):
Other income	69,200	8,727
Interest income	75,089	1,808
Interest expense	(145,568)	(81,628)
TOTAL OTHER INCOME (EXPENSE)	(1,279)	(71,093)

NET LOSS BEFORE INCOME TAXES	(1,993,695)	(1,139,042)

INCOME TAX EXPENSE	-	-
NET LOSS	$(1,993,695)	$(1,139,042)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	25,781,215	11,025,909

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Quarter Ended
	December 31,	December 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,993,695)	$(1,139,042)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	204,288	313,740
Loss (gain) on sale of equipment	(14,641)	4,379
Common stock issued for consulting	70,898	36,249
Share based compensation	610,444	68,350
Changes in assets and liabilities:
Accounts receivable	1,543,123	692,891
Materials and supplies inventory	(573,544)	(332,617)
Prepaid expenses, deposits, and other assets	(114,139)	(89,789)
Employee receivable	(5,082)	(10,270)
Accounts payable	(734,754)	(125,207)
Accrued expenses	40,593	(93,456)
Deferred revenue	(131,668)	-
Accrued interest - related party payables	-	(2,154)
Deferred lease income	-	(8,727)
Net cash used by operating activities	(1,098,177)	(685,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(519,276)	(117,921)
Change in restricted cash	2,660	-
Purchase of investment in equity security	(50,000)	-
Proceeds from sale of equipment	14,641	8,536
Net cash used by investing activities	(551,975)	(109,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	-	596,065
Proceeds from related party notes payable	60,000	-
Payments on related party notes payable	(787,000)	(329,439)
Payments on notes payable	(79,265)	(41,688)
Payments on capital leases	(116,934)	(127,328)
Proceeds from exercise of warrants	817,273	-
Proceeds from issuances of stock and warrants,
net of stock offering costs	3,093,129	2,665,000
Net cash provided by financing activities	2,987,203	2,762,610
Net increase in cash	1,337,051	1,967,572
CASH AT BEGINNING OF PERIOD	3,949,988	732,245
CASH AT END OF PERIOD	$5,287,039	$2,699,817

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Account receivable exchanged for equipment	$600,895	$-
Capital lease for equipment purchase	228,672	-
Note payable issued for equipment purchase	38,472	17,560

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

e.

Reclassifications – Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

f.

Investments – The Company owns 1,000,000 restricted shares of Rae Wallace Mining Company, a public corporation.  The investment is recorded at cost which management estimates approximates fair market value at December 31, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

g.

Provision for Taxes – Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109,  “Accounting for Income Taxes” (hereafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 9).

h.

Stock-based compensation – The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”), at the beginning of fiscal year 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award. The Company has chosen to use the modified prospective transition method under SFAS 123(R). The Company’s financial statements for the year ended September 30, 2007 and the quarter ended December 31, 2007 reflect the impact of this adoption.

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

i.

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

Cumulative but undeclared dividends on the Series A Preferred Stock (Note 6) for the three months ended December 31, 2007 have been considered in the EPS computation.

The dilutive effect of convertible and exercisable securities, in periods of future income as of December 31, 2007, is as follows:

Stock options

3,020,001

Warrants

3,223,649

Convertible preferred stock

4,700,000

    Total possible dilution

10,943,650

At December 31, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

j.

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

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment, we determined that we were subject to examination of our income tax filings in the United States and various state jurisdictions for the 2003 – 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended December 31, 2007, and required no adjustment to opening balance sheet accounts as of October 1, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

In December 2007, the FASB revised SFAS No. 141 “Business Combinations”.  The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination.

•

Acquisition costs will be generally expensed as incurred;

•

Non-controlling interests (formally known as “minority interests”) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date

•

Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141(R) does not currently have a material effect on our Consolidated Financial Statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

NOTE 3 – RELATED PARTY TRANSACTIONS:

In 2006, Kettle Drilling entered into loan agreements with its officers, David Deeds and Doug Kettle.  These loans totaled $160,000 and $627,000, respectively as of September 30, 2007. David Deeds is the Chief Executive Officer of Kettle Drilling and a shareholder of the Company.  Mr. Kettle is the President of Kettle Drilling and a shareholder of the Company. The loans bear interest at 10% and are due on demand. There was no accrued interest outstanding as of December 31, 2007 and September 30, 2007.

Related party notes payable consist of the following at December 31, 2007 and September 30, 2007:

	Dec. 31, 2007	Sep. 30, 2007

Doug & Brenda Kettle	$60,000	$627,000
David Deeds	0	160,000
Less current portion	(60,000)	(787,000)
	$0	$0

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK AND WARRANTS:

During September, 2007, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company can sell up to 2,545,455 units for a total of $7,000,000, plus up to 5% in over-subscriptions. Each unit consists of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $3.50 per share for the period of twenty-four months from the Issue Date. The units were sold for $2.75 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. In connection with this offering, the Company agreed to use commercially reasonable efforts to file a resale registration on Form SB-2 (or such other available form) no later than 60 days after the Closing Date and cause such registration to be declared effective no later than 120 days of the Closing Date (150 days if reviewed by the SEC).  The registration statement is to register for resale the shares of common stock and the shares of common stock acquirable upon exercise of the warrants.  The Company sold a total of 2,626,694 units for total proceeds of $7,223,408; with 1,780,972 units for proceeds of $4,897,673 closing on September 30, 2007, 288,182 units for proceeds of $792,500 closing on October 1, 2007, and 557,540 units for proceeds of $1,533,235 closing on October 11, 2007.  As of December 31, 2007, there are 1,313,348 warrants outstanding from this placement.

During the quarter ended December 31, 2007, the Company granted 40,000 restricted shares to an executive of the company as compensation.  The shares were valued at the Company’s common stock trading price as of the close of business on the date of issuance which resulted in the recording of $136,000 to expense.

During the quarter ended December 31, 2007, the Company issued 817,273 shares of common stock as a result of warrants exercised.  The warrants were granted pursuant to a private placement during 2006 and were exercised at a price of $1.00 per warrant.

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2007	3,618,061	$1.62
Issued	422,861	3.50
Exercised	(817,273)	(1.00)
Outstanding at December 31, 2007	3,223,649	2.02

These warrants expire as follows:

Warrants	Price	Expiration Date
811,501	$1.00	January 31, 2008
1,098,800	$1.00	December 31, 2008
1,313,348	$3.50	September 30, 2009
3,223,649

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK OPTIONS:

The Company has established a stock incentive plan as amended August 31, 2006, to authorize the granting of up to 2,750,000 stock options to employees, directors and consultants.  The plan documents include a provision for all options granted to be exercised through a cashless exercise.

During October 2007, the Company granted 1,230,000 options to purchase common stock to directors and employees of the company as compensation for services rendered. The options have an exercise price of $3.40, the market price of the common stock on that date, and vest over the next two years.  These options expire five years from the grant date.  The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 3.75%; volatility of 82.3%; expected life of three years; dividend yield of zero. The options were valued at $1.87 per share. 493,336 of these options vested immediately, however only 267,500 were available under the reserve limit of the plan.  Accordingly, an expense relating to those that were available under the reserve of the plan was recognized during the quarter in the amount of $500,225 and is included in Other general and administrative expenses.  The expense was allocated on a pro-rata basis according to the number of options that vested immediately on the grant date.  The remaining 225,836 options that did not vest because they were in excess of the reserve limit of the plan will only vest upon shareholder approval of an increase in the reserve limit.  An additional 82,918 options vested during the quarter ended December 31, 2007 and an expense of $45,118 was taken related to those vested options.

The current number of securities to be issued upon exercise of outstanding options exceeds the authorized shares to be issued under the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006.  The Company plans to seek an increase in the number of authorized shares to be issued under the Amended 2005 Equity Incentive Plan at its next annual shareholder’s meeting.  If the requested increase in the number of authorized shares is not approved, only 2,750,000 options will vest and may be exercised.  If the requested increase in the number of authorized shares to be issued under the Plan is approved, the expense related to the remaining options that were to vest immediately upon grant will be recognized in the period where shareholder approval is obtained.  The Company cancelled 283,332 options during the quarter ended December 31, 2007 pursuant to the terms of the Amended 2005 Equity Incentive Plan.  There are 926,255 options vested as of December 31, 2007 while 2,093,746 remain unvested and vest over the next 3 years.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK OPTIONS (continued):

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2007	2,073,333	$2.13
Granted	1,230,000	3.40
Exercised	-0-	-0-
Expired / Cancelled	283,332	1.03

Outstanding at December 31, 2007	3,020,001(1)	$2.75

Exercisable at December 31, 2007	700,419	$1.87

Weighted average fair value of options granted during the period ended
December 31, 2007		$1.87

The average remaining contractual term of the options outstanding and exercisable at December 31, 2007 is 4.20 and 3.36 years, respectively.

(1) As discussed above, options granted that are in excess of the reserve limit of the Company’s Amended 2005 Equity Incentive Plan are subject to shareholder approval of an increased reserve limit.

NOTE 6 – PREFERRED STOCK:

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

On February 26, 2006, our Board of Directors adopted a resolution creating a series of Five Million Shares (5,000,000) shares of voting, convertible Preferred Stock designated as Series A Preferred Stock.  The Preferred Stock was issued to the Doug Kettle and Dave Deeds (the “Kettle Shareholders”) as a part of the consideration delivered to them for the acquisition of Kettle Drilling.

As of December 31, 2007, there is $152,741 of cumulative but undeclared dividends on the Series A Preferred Stock and the conversion price remains $0.40.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PREFERRED STOCK (continued):

The Company has determined that the preferred stock of the Company should be classified as a temporary equity item on the Company’s balance sheet.  As a result, the preferred stock is classified in a “mezzanine” section of temporary equity presented between total liabilities and stockholders’ equity.

NOTE 7 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $51,805 and $31,682 for quarters ended December 31, 2007 and 2006, respectively.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION:

The Company has three operating segments at December 31, 2007: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the quarters ended December 31, 2007 and 2006 is as follows:

Revenues:	2007	2006
Timberline	$-	$-
Kettle Drilling	4,942,179	2,641,110
World Wide Exploration	1,492,946	567,227
Total revenues	$6,435,125	$3,208,337

Income / (Loss) before income taxes:
Timberline	$(1,678,877)	$(534,094)
Kettle Drilling	(325,415)	(617,463)
World Wide Exploration	10,597	12,515
Income / (Loss) before income taxes	$(1,993,695)	$(1,139,042)

Total assets:
Timberline	$18,012,087	$9,210,326
Kettle Drilling	4,204,515	2,187,322
World Wide Exploration	910,304	713,237
Total assets	$23,126,906	$12,110,885

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

During the quarter ended December 31, 2007, revenues from transactions with four customers each amounted to 10% or more of our total revenues.  One such customer accounted for revenue of $1,393,576, another customer accounted for revenue of $1,286,734, another customer accounted for revenue of $754,673, and another customer accounted for revenue of $579,916.  The revenue for all four of those customers is reported through Kettle Drilling.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” in our Annual Report on Form 10-KSB, filed with the SEC on January 14, 2008.

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

During the quarter we completed the final tranches of our earlier offering, raising an additional $2.32-million, added Ron Guill and Jim Moore to our Board of Directors and announced the signing of a non-binding Letter of Intent (LOI) to acquire Small Mine Development, LLC (“SMD”), one of the largest underground mine contractors in the United States.  We believe that upon receipt of shareholder approval and closing, the acquisition of SMD will roughly quadruple our revenue and provide us with the “critical mass” to be a significant player in the North American mining services industry.  Furthermore, it is the opinion of management that the expansion of our Board of Directors and announcing the Letter of Intent to acquire SMD, LLC demonstrates our belief that a strong presence in both mining services and exploration are likely to provide excellent returns to our shareholders over the long term.

Additionally, during the quarter we accelerated our exploration, permitting and drilling activity and our expenditures are representative of our commitment to ramp up exploration activity during 2008 on a number of our properties.  During the quarter we initiated a seven-hole drill program at our Butte Highlands project.  As part of the Butte Highlands program, permitting was completed, access roads and drill pads constructed and a drill was mobilized to the site, however the onset of bad weather prevented completion of the first hole.  The program is planned to be both resumed and expanded as weather and drill rig availability allows early in 2008.  Also during the quarter, we received the approval to do a five-hole drill program on our Downeyville property in the Walker Lane area of Nevada.  Drilling on that project began subsequent to the end of the quarter.

Kettle and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services but specialize in underground, hard rock core drilling.  Their clients include both mining and exploration companies in the United States and Mexico.

Results of Operations for Three Months Ended December 31, 2007 and 2006

Combined Results – Timberline Corporate, Timberline Exploration, Kettle Drilling and WWE

For the three months ended December 31, 2007, we reported $6,435,125 in revenue compared to $3,208,337 in the same period of 2006.  Our revenues are derived entirely from our drilling subsidiaries and comprised of $4,942,179 from Kettle Drilling and $1,492,946 from WWE.  Our revenue increase was primarily due to the growth in the number of drill rigs operating this year versus last year.  Gross profit from Kettle and WWE was $1,187,805 and $297,655, respectively for the three months ended December 31, 2007.

Our overall after tax net loss for the three months ended December 31, 2007 was $1,993,695 compared to an overall net loss of $1,139,042 for the three months ended December 31, 2006.  Our net loss for the three months ended December 31, 2007 is comprised of $1,678,877 for Timberline Corporate and Exploration, $325,415 for Kettle Drilling and offset by a gain of $10,597 at WWE.

Timberline Corporate and Exploration Division

The after tax net loss of $1,678,877 for the combined Timberline Corporate and the Exploration division is comprised of non-cash charges of $708,332, exploration expenditures of $576,752, and other general and administrative costs of $393,793.  Included in the non-cash charges are expenses related to common stock issuances for consulting services, stock based compensation, and for stock options that vested during the quarter.  Also included in the non-cash charges is $26,990 in Depreciation and Amortization.

Kettle Drilling and WWE

For the three months ended December 31, 2007, Kettle Drilling had revenues of $4,942,179 as compared to $2,641,110 for the three months ended December 31, 2006.  WWE had revenues of $1,492,946 for the three months ended December 31, 2007 as compared to $567,227 for the three months ended December 31, 2006.  The increase in revenues is attributable to the growth in the number of operating drill rigs at each company.

For the three months ended December 31, 2007, net loss before taxes from Kettle was $325,415 while net income at WWE was $10,597, as compared to a net loss of $617,463 for Kettle and net income of $12,515 for WWE for the three months ended December 31, 2006.  At Kettle, the reduced loss from last year is attributable to stabilizing our growth, while the net income at WWE remained nearly the same as the corresponding quarter in 2006 in spite of substantial revenue growth due to the expenses related to the increased activity and number of drill rigs in Mexico.

Financial Condition and Liquidity

At December 31, 2007, we had assets of $23,126,906 consisting of cash in the amount of $5,287,039; accounts receivable in the amount of $1,738,257; inventories valued at $2,498,936; property, plant, and equipment, net of depreciation of $9,208,619; and other assets of $4,394,055.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained elsewhere in this Quarterly Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the quarter covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported  within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The CEO and the CFO reached this conclusion with respect to the Company's disclosure controls and procedures notwithstanding the fact that we determined that there were material weaknesses with respect to the Company's internal control over financial reporting, as discussed below. While the CEO and CFO believe there is overlap between disclosure controls and procedures and internal control over financial reporting, they have concluded that a material weakness in internal controls limited to those discussed below does not cause the Company's disclosure controls and procedures to be ineffective. The Company's  CEO and CFO believe that the inter-relation of disclosure controls and procedures and internal control over financial reporting is specific to the particular control policies adopted by the Company and the Company's CEO and CFO have carefully considered such inter-relation of the Company's specific policies in reaching this conclusion.  Specifically, the CEO and the CFO have considered whether the material weakness in internal controls over financial reporting, as discussed below, stemmed from or was indicative of a lapse in the Company's disclosure policies related to inter-company reporting policies and financial statement preparation policies.

Changes in Internal Control Over Financial Reporting

In reviewing our internal controls over financial reporting, the Company’s management has determined that there were material weaknesses in our internal control over financial reporting.  These material weaknesses have been conveyed to our Audit Committee.  Management’s assessment is that these weaknesses are primarily the result of not having enough sufficiently qualified accounting personnel involved in the preparation of the Company’s consolidated financial statements.

Management is addressing these issues through increased utilization of the accounting system that was implemented at the Company’s operating subsidiaries and by hiring more qualified accounting personnel for the Company and its operating subsidiaries to aid in the preparation and reporting of financial information.  Additionally, subsequent to the end of the current quarter, we hired a corporate controller and will continue to devote additional resources to our internal controls over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Executive Officer and Chief Financial Officer

       (On behalf of the registrant and as

       Principal Executive Officer and Principal Accounting and

Financial Officer)

Date:  February 14, 2008