Form 10QSB
period 2008-03-31
Timberline Resources Corp
filed 2008-05-15
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at May 8, 2008:      27,279,903

Transitional Small Business format (check one):   Yes     No

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2008 and 2007

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$4,068,264	$3,949,988
Accounts receivable	3,984,768	3,882,275
Employee receivable	13,646	7,073
Materials and supplies inventory	2,958,470	1,925,392
Prepaid expenses	398,890	373,288
TOTAL CURRENT ASSETS	11,424,038	10,138,016

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net of accumulated depreciation	9,965,586	8,008,928

OTHER ASSETS:
Restricted cash	801,859	802,860
Deposits and other assets	178,798	147,058
Intangible assets, net of amortization	-	105,557
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,789,181	3,863,999
TOTAL ASSETS	$25,178,805	$22,010,943

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$599,065	$599,065
Accounts payable	3,477,959	3,617,165
Accrued expenses	1,763,292	944,627
Notes payable - related parties	40,000	787,000
Deferred revenue	527,709	250,000
Current portion of capital leases	488,654	476,032
Current portion of notes payable	326,651	300,638
TOTAL CURRENT LIABILITIES	7,223,330	6,974,527

LONG-TERM LIABILITIES:
Capital leases, net of current portion	801,240	647,416
Notes payable, net of current portion	528,577	571,534
TOTAL LONG-TERM LIABILITIES	1,329,817	1,218,950
COMMITMENTS AND CONTINGENCIES	-	-
TEMPORARY EQUITY
Series A Preferred stock, $0.01 par value; liquidation and redemption value $2,775,341; 5,000,000 shares authorized, 4,700,000 shares
issued and outstanding	1,880,000	1,880,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 27,279,903 and 24,801,108 shares issued
and outstanding, respectively	27,279	24,801
Common stock subscribed	-	(802,761)
Additional paid-in capital	24,917,181	20,433,478
Accumulated deficit	(10,198,802)	(7,718,052)
TOTAL STOCKHOLDERS' EQUITY	14,745,658	11,937,466
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY	$25,178,805	$22,010,943

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$8,386,327	$3,833,384	$14,821,452	$7,041,721
COST OF REVENUES	6,333,894	2,699,761	11,283,559	5,431,449
GROSS PROFIT	2,052,433	1,133,623	3,537,893	1,610,272

OPERATING EXPENSES:
Mineral exploration expenses	422,968	71,903	999,720	154,948
Other general and administrative expenses	1,826,869	1,247,663	4,742,634	2,713,684
Loss (gain) on sale of equipment	4,817	-	(9,824)	-
TOTAL OPERATING EXPENSES	2,254,654	1,319,566	5,732,530	2,868,632

LOSS FROM OPERATIONS	(202,221)	(185,943)	(2,194,637)	(1,258,360)

OTHER INCOME (EXPENSE):
Other income	101,709	8,727	170,909	17,454
Interest income	45,351	-	120,440	-
Interest expense	(106,372)	(44,793)	(251,940)	(120,145)
TOTAL OTHER INCOME (EXPENSE)	40,688	(36,066)	39,409	(102,691)

NET LOSS BEFORE INCOME TAXES	(161,533)	(222,009)	(2,155,228)	(1,361,051)

INCOME TAX EXPENSE	(325,520)	-	(325,520)	-
NET LOSS	$(487,053)	$(222,009)	$(2,480,748)	$(1,361,051)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	27,072,145	19,195,923	26,428,180	16,949,834

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,480,748)	$(1,361,051)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	659,698	655,402
Loss (gain) on sale of equipment	(9,824)	4,379
Common stock issued for consulting	70,898	103,000
Share based compensation	641,045	68,350
Changes in assets and liabilities:
Accounts receivable	(703,388)	(594,697)
Materials and supplies inventory	(1,033,078)	(696,835)
Prepaid expenses, deposits, and other assets	(7,342)	(67,824)
Employee receivable	(6,573)	(9,539)
Accounts payable	(139,207)	34,206
Accrued expenses	818,664	12,989
Deferred revenue	277,709	-
Accrued interest - related party payables	-	(19,020)
Deferred lease income	-	(17,454)
Net cash used by operating activities	(1,912,146)	(1,888,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,398,004)	(893,850)
Change in restricted cash	1,001	-
Purchase of investment in equity security	(50,000)	-
Proceeds from sale of equipment	14,641	8,536
Net cash used by investing activities	(1,432,362)	(885,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	-	596,065
Proceeds from related party notes payable	60,000	226,061
Payments on related party notes payable	(807,000)	(428,979)
Payments on notes payable	(162,415)	(102,551)
Payments on capital leases	(204,803)	(260,807)
Proceeds from exercise of options	-	21,000
Proceeds from exercise of warrants	1,483,873	462,845
Proceeds from issuances of stock and warrants,
net of stock offering costs	3,093,129	2,730,000
Net cash provided by financing activities	3,462,784	3,243,634

Net increase in cash	118,276	470,226

CASH AT BEGINNING OF PERIOD	3,949,988	732,245

CASH AT END OF PERIOD	$4,068,264	$1,202,471

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Account receivable exchanged for equipment	$600,895	$-
Capital lease for equipment purchase	387,297	-
Note payable issued for equipment purchase	129,423	555,242

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2008.

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

Cumulative but undeclared dividends on the Series A Preferred Stock (Note 7) for the three months ended March 31, 2008 have been considered in the EPS computation.

The dilutive effect of convertible and exercisable securities, in periods of future income as of March 31, 2008, is as follows:

Stock options

3,215,001

Warrants

2,426,734

Convertible preferred stock

4,700,000

    Total possible dilution

10,341,735

At March 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS:

In 2006, Kettle Drilling entered into loan agreements with its officers, David Deeds and Doug Kettle.  These loans totaled $160,000 and $627,000, respectively as of September 30, 2007. David Deeds is the Chief Executive Officer of Kettle Drilling and a shareholder of the Company.  Mr. Kettle is the President of Kettle Drilling and a shareholder of the Company. The loans bear interest at 10% and are due on demand. There was no accrued interest outstanding as of March 31, 2008 and September 30, 2007.

Related party notes payable consist of the following at March 31, 2008 and September 30, 2007:

	Mar. 31, 2008	Sep. 30, 2007

Doug & Brenda Kettle	$40,000	$627,000
David Deeds	0	160,000
Less current portion	(40,000)	(787,000)
	$0	$0

NOTE 4 – INCOME TAXES:

Income (loss) from continuing operations before income taxes for the six months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Domestic	$(2,924,386)	$(1,641,572)
Foreign	769,158	280,521
	$(2,155,228)	$(1,361,051)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (continued) :

Significant components of income tax expense as of March 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	325,520	-
Total current income tax expense	325,520	-

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income tax expense	-	-
Total income tax expense	$325,520	$-

	2008	2007

Statutory Federal income tax rate	34%	34%

Expected income tax expense (benefit) based on statutory rate	$(732,778)	$(462,757)
Non-recognition of tax benefits related to losses	732,778	462,757
Foreign tax expense	325,520	-
Total income tax expense	$325,520	$-

NOTE 5 – COMMON STOCK AND WARRANTS:

During September, 2007, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company can sell up to 2,545,455 units for a total of $7,000,000, plus up to 5% in over-subscriptions. Each unit consists of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $3.50 per share for the period of twenty-four months from the Issue Date. The units were sold for $2.75 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. In connection with this offering, the Company agreed to use commercially reasonable efforts to file a resale registration on Form SB-2 (or such other available form) no later than 60 days after the Closing Date and cause such registration to be declared effective no later than 120 days after the Closing Date (150 days if reviewed by the SEC).  The registration statement is to register for resale the shares of common stock and the shares of common stock acquirable upon exercise of the warrants.  The Company sold a total of 2,626,694 units for total proceeds of $7,223,408; with 1,780,972 units for proceeds of $4,897,673 closing on September 30, 2007, 288,182 units for proceeds of $792,500 closing on October 1, 2007, and 557,540 units for proceeds of $1,533,235 closing on October 11, 2007.  As of March 31, 2008, there are 1,337,934 warrants outstanding from this placement.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK AND WARRANTS (continued):

During the quarter ended March 31, 2008, the Company issued 766,000 shares of common stock as a result of warrants exercised.  The warrants were granted pursuant to a private placement during 2006 and were exercised at a price of $1.00 per warrant.

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2007	3,618,061	$1.62
Issued	447,447	3.50
Exercised	(1,638,774)	(1.00)
Outstanding at March 31, 2008	2,426,734	2.38

These warrants expire as follows:

Warrants	Price	Expiration Date
1,088,800	$1.00	December 31, 2008
1,337,934	$3.50	September 30, 2009
2,426,734

NOTE 6 – STOCK OPTIONS:

The Company has established a stock incentive plan as amended August 31, 2006, to authorize the granting of up to 2,750,000 stock options to employees, directors and consultants.  The plan documents include a provision for all options granted to be exercised through a cashless exercise.

During October 2007, the Company granted 1,230,000 options to purchase common stock to directors and employees of the company as compensation for services rendered. The options have an exercise price of $3.40, the market price of the common stock on that date, and vest over the next two years.  These options expire five years from the grant date.  The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 3.75%; volatility of 82.3%; expected life of three years; dividend yield of zero. The options were valued at $1.87 per share. 493,336 of these options vested immediately, however only 267,500 were available under the reserve limit of the plan.  Accordingly, an expense relating to those that were available under the reserve of the plan was recognized during the quarter ended December 31, 2007 in the amount of $500,225 and is included in Other general and administrative expenses.  The expense was allocated on a pro-rata basis according to the number of options that vested immediately on the grant date.  The remaining 225,836 options that did not vest because they were in excess of the reserve limit of the plan will only vest upon shareholder approval of an increase in the reserve limit.  An additional 82,918 options vested during the quarter ended December 31, 2007 and an expense of $45,118 was taken related to those vested options.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS (continued):

During January 2008, the Company granted 165,000 options to purchase common stock to two individuals for consulting services performed. The options have an exercise price of $4.05, the market price of the common stock on that date, and vest over the next two years.  These options expire five years from the grant date.  The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 3.11%; volatility of 81.8%; expected life of three years; dividend yield of zero. The options were valued at $2.22 per share. These options did not vest because they were in excess of the reserve limit of the plan and will only vest upon shareholder approval of an increase in the reserve limit.

During February 2008, the Company granted 30,000 options to purchase common stock to an employee of the company. The options have an exercise price of $3.20, the market price of the common stock on that date, and vest over the next two years.  These options expire five years from the grant date.  The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 2.15%; volatility of 82.3%; expected life of three years; dividend yield of zero. The options were valued at $1.73 per share. These options did not vest because they were in excess of the reserve limit of the plan and will only vest upon shareholder approval of an increase in the reserve limit.  An additional 57,918 options vested during the quarter ended March 31, 2008 and an expense of $30,601 was taken related to those vested options.

The current number of securities to be issued upon exercise of outstanding options exceeds the authorized shares to be issued under the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006.  The Company plans to seek an increase in the number of authorized shares to be issued under the Amended 2005 Equity Incentive Plan at its next annual shareholder’s meeting.  If the requested increase in the number of authorized shares is not approved, only 2,750,000 options will vest and may be exercised.  If the requested increase in the number of authorized shares to be issued under the Plan is approved, the expense related to the remaining options that were to vest immediately upon grant will be recognized in the period where shareholder approval is obtained.  There are 1,039,173 options vested as of March 31, 2008 while 2,175,828 remain unvested and vest over the next 3 years.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS (continued):

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2007	2,073,333	$2.13
Granted	1,425,000	3.47
Exercised	-0-	-0-
Expired / Cancelled	283,332	1.03

Outstanding at March 31, 2008	3,215,001(1)	$2.82

Exercisable at March 31, 2008	813,337	$1.94

Weighted average fair value of options granted during the period ended
March 31, 2008		$1.91

The average remaining contractual term of the options outstanding and exercisable at March 31, 2008 is 4.00 and 3.74 years, respectively.

(1) As discussed above, options granted that are in excess of the reserve limit of the Company’s Amended 2005 Equity Incentive Plan are subject to shareholder approval of an increased reserve limit.

NOTE 7 – PREFERRED STOCK:

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

On February 26, 2006, our Board of Directors adopted a resolution creating a series of Five Million Shares (5,000,000) shares of voting, convertible Preferred Stock designated as Series A Preferred Stock.  The Preferred Stock was issued to Doug Kettle and Dave Deeds (the “Kettle Shareholders”) as a part of the consideration delivered to them for the acquisition of Kettle Drilling.

On March 10, 2008, the Company entered into an agreement to pay $10 million in aggregate to repurchase all of the outstanding Series A Preferred Stock from the Kettle Shareholders.  The repurchase of the Series A Preferred Stock is contingent upon the Company’s ability to raise sufficient funds to complete our previously announced proposed acquisition of SMD as described in the Company’s Form 8-K filing on February 28, 2008.  If the Company is unable to raise sufficient funds to complete our

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PREFERRED STOCK (continued):

previously announced proposed acquisition of SMD, or does not raise sufficient funds to repurchase all of the outstanding Series A Preferred Stock via alternative financing by June 30, 2008, then the agreement to repurchase the Series A Preferred Shares will be terminated.

As of March 31, 2008, there is $190,341 of cumulative but undeclared dividends on the Series A Preferred Stock and the conversion price remains $0.40.

The Company has determined that the preferred stock of the Company should be classified as a temporary equity item on the Company’s balance sheet.  As a result, the preferred stock is classified in a “mezzanine” section of temporary equity presented between total liabilities and stockholders’ equity.

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $73,340 and $19,553 for the three months ended March 31, 2008 and 2007, respectively, and $125,146 and $51,235 for the six months ended March 31, 2008 and 2007, respectively.

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

Severance Agreements

During the quarter ended March 31, 2008, the Company announced a change in management at its Kettle Drilling subsidiary.  As a result of this change, the Company has a commitment to pay total additional severance of $1,800,000 to the Kettle Shareholders contingent upon the Company’s ability to raise sufficient funds to complete our previously announced proposed acquisition of SMD as described in the Company’s Form 8-K filing on February 28, 2008.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION:

The Company has three operating segments at March 31, 2008: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the three months and six months ended March 31, 2008 and 2007 is as follows:

	Three months ending March 31		Six months ending March 31
Revenues:	2008	2007	2008	2007
Timberline	$-	$-	$-	$-
Kettle Drilling	5,722,242	2,857,979	10,664,421	5,499,089
World Wide Exploration	2,664,085	975,405	4,157,031	1,542,632
Total revenues	$8,386,327	$3,833,384	$14,821,452	$7,041,721

Income / (Loss) before income taxes:
Timberline	$(1,056,007)	$(458,143)	$(2,734,884)	$(992,237)
Kettle Drilling	135,913	(31,872)	(189,502)	(649,335)
World Wide Exploration	758,561	268,006	769,158	280,521
Income / (Loss) before income taxes	$(161,533)	$(222,009)	$(2,155,228)	$(1,361,051)

Total assets:	March 31, 2008	September 30, 2007
Timberline	$17,830,288	$15,143,464
Kettle Drilling	5,530,749	6,147,484
World Wide Exploration	1,817,768	719,995
Total assets	$25,178,805	$22,010,943

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

During the six months ended March 31, 2008, revenues from transactions with two customers each amounted to 10% or more of our total revenues.  One such customer accounted for revenue of $3,270,275, and another customer accounted for revenue of $2,035,063.  The revenue for both customers is reported through Kettle Drilling.

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

Kettle and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services but specialize in underground, hard rock core drilling.  Their clients include both mining and exploration companies in the United States and Mexico.  Total revenues both for the quarter and for the first six months of 2008 were up approximately 100-percent for the second consecutive year.   WWE showed a record profit for the quarter.  We are pleased with our performance in Mexico and expect the established trend of profit growth to continue.  We are also determined to improve the performance of our U.S. operations, which showed a modest profit, and believe that refocusing our emphasis from rapid growth to profitability will continue to improve our operating results.  Based on the revenues reported by our drilling operations for the first two quarters, typically our weakest due to holiday shutdowns, we are confident that, barring unforeseen events, we will achieve our 2008 drilling revenue objective of $30-million.

Additionally, during the quarter we also announced a management transition at our drilling subsidiaries, which is now underway, during which we expect drilling operations to proceed as normal and without interruption.

During the quarter we announced the signing of a definitive Purchase Agreement to acquire Small Mine Development, LLC (“SMD”), one of the largest underground mine contractors in the United States.  We believe that upon receipt of shareholder approval and closing, the acquisition of SMD will provide us with the foundation to be a significant player in the North American mining services industry.  We believe that our pursuit of SMD demonstrates our belief that a strong presence in both mining services and exploration are likely to provide excellent returns to our shareholders over the long term.

Subsequent to the end of the quarter, we filed a Preliminary Proxy with the U.S. Securities and Exchange Commission (SEC) which included proposals related to the acquisition of SMD and other items and is now under review.

In our Exploration Division, during the quarter we continued our exploration, permitting, and drilling activity.  Our expenditures are representative of our commitment to ramp up exploration activity during 2008 on several of our properties.

We received approval from Inyo County  to proceed with exploration at Conglomerate Mesa and are awaiting approval from the Bureau of Land Management for our planned road building and drill program.  In preparation for our upcoming drill program, we have conducted extensive mapping and sampling at Conglomerate Mesa, recently acquiring 292 additional rock samples.  We continue to build upon previous work performed by Newmont and BHP-

Billiton as we explore and define this district-scale gold exploration prospect.  Additional mapping and sampling was also performed at East Camp Douglas, including a detailed structural analysis and the collection of 88 additional rock chip samples, as we outline and prepare drill targets on the property.  Permitting and planning is also underway at Butte Highlands and Snowstorm in anticipation of active spring and summer field seasons at both properties.  At Downeyville, we completed a 6-hole, 5,300-foot drill program and subsequently dropped the property.  We also dropped the rest of our Cedar Mountains project, the Pac and HD properties.  Although these were early-stage “legacy” properties that preceded the current management team, we believe that they merited limited testing before being returned to their owners.

Results of Operations for the Three Month and Six Month Periods ended March 31, 2008 and 2007

Combined Results – Timberline Corporate, Timberline Exploration, Kettle Drilling and WWE

For the three months ended March 31, 2008, we reported $8,386,327 in revenue compared to $3,833,384 in the same period of 2007.  For the six months ended March 31, 2008 we reported revenues of $14,821,452 versus revenues of $7,041,721 in the same period of 2007.  Our revenues are derived entirely from our drilling subsidiaries and comprised of $5,722,242 from Kettle Drilling and $2,664,085 from WWE for the three months ended March 31, 2008.  For the six months ended March 31, 2008 Kettle Drilling and WWE reported revenues of $10,664,421 and $4,157,031, respectively.  Our revenue increase was primarily due to the growth in the number of drill rigs operating this year versus last year.  Gross profit from Kettle and WWE was $1,204,849 and $847,584, respectively, for the three months ended March 31, 2008, and $2,392,654 and $1,145,239, respectively, for the six months ended March 31, 2008.

Our overall after tax net loss for the three months ended March 31, 2008 was $487,053 compared to an overall net loss of $222,009 for the three months ended March 31, 2007.  For the six months ended March 31, 2008, our overall net loss was $2,480,748 compared to $1,361,051 for the same period in 2007.  Our net loss for the three months ended March 31, 2008 is comprised of $1,056,007 for Timberline Corporate and Exploration, offset by gains of $135,913 for Kettle Drilling and $433,041 at WWE.   Our net loss for the six months ended March 31, 2008 is comprised of $2,734,884 for Timberline Corporate and Exploration and $189,502 for Kettle Drilling offset by a gain of $443,638 at WWE.

Timberline Corporate and Exploration Division

The after tax net loss of $1,056,077 for the combined Timberline Corporate and the Exploration division during the three months ended March 31, 2008 is comprised of non-cash charges of $130,601, exploration expenditures of $422,968, and other general and administrative costs of $502,438.  Included in the non-cash charges are expenses related to stock options that vested during the quarter.  Also included in the non-cash charges is $100,000 in Depreciation and Amortization.

The after tax net loss of $2,734,884 for the combined Timberline Corporate and the Exploration division during the six months ended March 31, 2008 is comprised of non-cash charges of $838,933, exploration expenditures of $999,720, and other general and administrative costs of $896,231.  Included in the non-cash charges are expenses related to common stock issuances for consulting services, stock based compensation, and for stock options that vested during the quarter.  Also included in the non-cash charges is $126,990 in Depreciation and Amortization.

Kettle Drilling and WWE

For the three months ended March 31, 2008, Kettle Drilling had revenues of $5,722,242 as compared to $2,857,979 for the three months ended March 31, 2007.  WWE had revenues of $2,664,085 for the three months ended March 31, 2008 as compared to $975,405 for the three months ended March 31, 2007.  The increase in revenues is attributable to the growth in the number of operating drill rigs at each company.

For the three months ended March 31, 2008, net income before taxes from Kettle was $135,913 while net income before taxes at WWE was $758,561 as compared to a net loss of $31,872 for Kettle and net income of $268,006 for WWE for the three months ended March 31, 2007.  At Kettle, our transition to a profit for the quarter is attributable to stabilizing our growth, while the net income at WWE grew substantially compared to the corresponding quarter in 2007 due to the increased activity and number of drill rigs in Mexico.

For the six months ended March 31, 2008, Kettle Drilling had revenues of $10,664,421 as compared to $5,499,089 for the six months ended March 31, 2007.  WWE had revenues of $4,157,031 for the six months ended March 31, 2008 as compared to $1,542,632 for the six months ended March 31, 2007.  The considerable increase in revenues is attributable to the growth in the number of operating drill rigs at each company.

For the six months ended March 31, 2008, net loss before taxes from Kettle was $189,502 while net income before taxes at WWE was $769,158, as compared to a net loss of $649,335 for Kettle and net income before taxes of $280,521 for WWE for the six months ended March 31, 2007.  At Kettle, the reduced loss from last year is attributable to stabilizing our growth, while the net income at WWE grew substantially due to the increased activity and number of drill rigs in Mexico.

Financial Condition and Liquidity

At March 31, 2008, we had assets of $25,178,805 consisting of cash in the amount of $4,068,264; accounts receivable in the amount of $3,984,768; inventories valued at $2,958,470; property, mineral rights and equipment, net of depreciation of $9,965,586; and other assets of $4,201,717.  The Company believes that its cash and cash flow from continuing operations will be sufficient to fund our operations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

In reviewing our internal controls over financial reporting for the three months ending March 31, 2008, the Company’s management determined that there were material weaknesses in our internal control over financial reporting.

These material weaknesses have been conveyed to our Audit Committee.  Management’s assessment is that these weaknesses are primarily the result of not having enough sufficiently qualified accounting personnel involved in the preparation of the Company’s consolidated financial statements.

During the quarter we hired a corporate controller and will continue to devote additional resources to supervise the day to day accounting functions and ensure the preparation of accurate and timely financial statements.  Management believes the actions taken and the follow-up that will occur during the remainder of 2008 will effectively eliminate the weaknesses identified.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Timberline is not a party to any material pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued 766,000 shares of its common stock upon the exercise of warrants previously sold by the Company as part of units of the Company, as reported by the Company in its Current Report on Form 8-K, filed with the SEC on October 18, 2007.  The shares of common stock issued upon exercise of the warrants were sold pursuant to exemptions from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act and by Rule 903 of Regulation S of the Securities Act, such exemptions being available based on information obtained from the investors to the private placement.

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

Date:  May 14, 2008