Form 10QSB/A
period 2007-12-31
Timberline Resources Corp
filed 2008-07-22
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒   No

Number of shares of issuer’s common stock outstanding at February 8, 2008:      27,270,103

Transitional Small Business format (check one): ☐ Yes  ☒   No

INTRODUCTORY NOTE

This amendment incorporates certain revisions to the Company’s disclosure under “Item 3. Disclosure Control and Procedures” under the subsection headings “Disclosure Controls and Procedures” and “Changes in Internal Control Over Financial Reporting”.  These revisions are being made to clarify the Company’s disclosure regarding material weaknesses in its internal control over financial reporting, but is not intended to update any other information presented in the Quarterly Report on Form 10-QSB as originally filed with the SEC.  Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the SEC, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet at December 31, 2007	6

Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	7

Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006	8

Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis	17

Item 3.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Submission of Matters to Vote of Security Holders.	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES	23

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

NOTE: Certain parts of the following Item 3. Disclosure Controls and Procedures reflect revisions incorporated by the Company to clarify its disclosure regarding material weaknesses in its internal control over financial reporting. Apart from revisions relating to this clarified disclosure, this Item 3 has not been revised for new events and developments occurring after the original filing date of February 19, 2008. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the SEC, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the fiscal year ended September 30, 2008.  Further, the Company’s independent registered public accounting firm is not required to provide an attestation on the Company’s internal control over financial reporting until the Company’s annual report for the fiscal year ended September 30, 2009.  The Company’s management has not completed a review of internal control over financial reporting necessary to comply with the requirements for providing a management’s report on internal control over financial reporting and the material weaknesses determined to exist by management are not the result of such a review.

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

Management is addressing these issues through increased utilization of the accounting system that was implemented at the Company’s operating subsidiaries and by hiring more qualified accounting personnel for the Company and its operating subsidiaries to aid in the preparation and reporting of financial information. During the quarter covered by this report the Company continued recruiting a qualified and knowledgeable corporate controller. Subsequent to the end of the current quarter, we hired a corporate controller and a controller for our Kettle Drilling subsidiary and will continue to devote additional resources to developing processes and strengthening internal controls to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.

There were no changes in the Company’s internal control over financial reporting, other than those discussed above, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  July 21, 2008