Form 10QSB/A
period 2008-03-31
Timberline Resources Corp
filed 2008-07-22
CIK 1288750

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐  Yes  ☒  No

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

NOTE: Certain parts of the following Item 3. Disclosure Controls and Procedures reflect revisions incorporated by the Company to clarify its disclosure regarding material weaknesses in its internal control over financial reporting. Apart from revisions relating to this clarified disclosure, this Item 3 has not been revised for new events and developments occurring after the original filing date of May 15, 2008. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the SEC, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

During the quarter we hired a corporate controller and have also hired a controller for our Kettle Drilling subsidiary.  These accounting professionals will strengthen the Company’s ability to maintain records that accurately and fairly reflect the transactions of the Company.  The Company is also continuing to develop processes and strengthen internal controls to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.  Management believes the actions taken and the follow-up that will occur during the remainder of 2008 will effectively eliminate the weaknesses identified.

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