Form 10QSB
period 2008-06-30
Timberline Resources Corp
filed 2008-08-14
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 8, 2008:      28,639,903

Transitional Small Business format (check one): ☐  Yes  ☒   No

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets at June 30, 2008 and September 30, 2007	5

Consolidated Statements of Operations for the three months and nine months ended June 30, 2008 and 2007	6

Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	7

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis	19

Item 3.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Submission of Matters to Vote of Security Holders.	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES	25

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2008 and 2007

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$2,922,345	$3,949,988
Accounts receivable, net of allowance for doubtful accounts of
$150,740 and $ - , respectively	4,594,657	3,882,275
Employee receivable	18,294	7,073
Materials and supplies inventory	2,048,350	1,925,392
Deferred financing cost	829,800	-
Prepaid expenses	301,250	373,288
TOTAL CURRENT ASSETS	10,714,696	10,138,016
PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net of accumulated depreciation	9,785,525	8,008,928
OTHER ASSETS:
Restricted cash	273,750	802,860
Deposits and other assets	139,944	147,058
Intangible assets, net of accumulated amortization	-	105,557
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,222,218	3,863,999
TOTAL ASSETS	$23,722,439	$22,010,943

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$-	$599,065
Accounts payable	2,612,090	3,617,165
Accrued expenses	800,252	220,578
Accrued payroll, benefits and taxes	2,831,578	724,049
Bridge loan financing	8,000,000	-
Notes payable - related parties	-	787,000
Deferred revenue	128,664	250,000
Current portion of capital leases	465,223	476,032
Current portion of notes payable	268,731	300,638
TOTAL CURRENT LIABILITIES	15,106,538	6,974,527
LONG-TERM LIABILITIES:
Loan commitment fee payable	484,800	-
Capital leases, net of current portion	681,183	647,416
Notes payable, net of current portion	421,249	571,534
TOTAL LONG-TERM LIABILITIES	1,587,232	1,218,950
COMMITMENTS AND CONTINGENCIES	-	-
TEMPORARY EQUITY
Series A Preferred stock, $0.01 par value; liquidation and redemption value $ - and $2,738,500, respectively; 5,000,000 shares authorized,
none and 4,700,000 issued and outstanding, respectively	-	1,880,000
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 28,479,903 and 24,801,108 shares issued
and outstanding, respectively	28,479	24,801
Common stock subscribed	-	(802,761)
Additional paid-in capital	19,814,270	20,433,478
Accumulated deficit	(12,814,080)	(7,718,052)
TOTAL STOCKHOLDERS' EQUITY	7,028,669	11,937,466
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY	$23,722,439	$22,010,943

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$9,703,813	$4,798,748	$24,525,265	$11,840,469

COST OF REVENUES	7,647,637	3,996,672	18,931,196	9,428,122

GROSS PROFIT	2,056,176	802,076	5,594,069	2,412,347

OPERATING EXPENSES:
Mineral exploration expenses	167,098	130,472	1,166,818	285,420
Other general and administrative expenses	2,338,933	1,435,340	7,081,567	4,139,688
Severance benefits	1,880,590	-	1,880,590	-
Loss on sale of equipment	44,382	27,023	34,558	31,402
TOTAL OPERATING EXPENSES	4,431,003	1,592,835	10,163,533	4,456,510

LOSS FROM OPERATIONS	(2,374,827)	(790,759)	(4,569,464)	(2,044,163)

OTHER INCOME (EXPENSE):
Other income	904	24,749	171,813	42,203
Interest income	39,551	-	159,991	-
Interest expense	(54,924)	(152,887)	(306,864)	(277,987)
TOTAL OTHER INCOME (EXPENSE)	(14,469)	(128,138)	24,940	(235,784)

NET LOSS BEFORE INCOME TAXES	(2,389,296)	(918,897)	(4,544,524)	(2,279,947)

INCOME TAX EXPENSE	(225,982)	-	(551,502)	-

NET LOSS	$(2,615,278)	$(918,897)	$(5,096,026)	$(2,279,947)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.32)	$(0.04)	$(0.42)	$(0.13)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	27,325,782	20,504,423	26,726,289	18,201,369

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,096,026)	$(2,279,947)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,215,725	857,824
Allowance for doubtful accounts	150,740	-
Loss on sale of equipment	34,558	31,402
Inventory writedown	535,658	-
Common stock issued for consulting	105,783	551,017
Share based compensation	1,099,449	20,000
Changes in assets and liabilities:
Accounts receivable	(1,464,017)	(827,249)
Materials and supplies inventory	(658,616)	(1,070,057)
Prepaid expenses, deposits, and other assets	129,152	9,633
Employee receivable	(11,221)	(2,567)
Accounts payable	(1,005,075)	677,908
Accrued payroll, benefits, taxes and expenses	2,687,203	(137,134)
Deferred revenue	(121,336)	-
Accrued interest - related party payables	-	(23,121)
Deferred lease income	-	(23,272)
Net cash used by operating activities	(2,398,023)	(2,215,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,843,725)	(1,007,038)
Change in restricted cash	529,110	-
Purchase of investment in equity security	(50,000)	-
Proceeds from sale of equipment	40,014	16,294
Net cash used by investing activities	(1,324,601)	(990,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan financing	8,000,000	-
Redemption of Series A preferred stock	(7,500,000)	-
Deferred financing cost	(345,000)	-
Loan commitment fee payable	-	-
Net proceeds from line of credit	-	596,065
Proceeds from related party notes payable	60,000	-
Payments on related party notes payable	(847,000)	(330,955)
Proceeds from notes payable and capital leases	-	(1,758)
Payments on notes payable	(311,615)	(171,379)
Payments on capital leases	(364,339)	(371,608)
Payment of note payable to bank	(599,065)	-
Proceeds from exercise of options	-	21,017
Proceeds from exercise of warrants	1,508,873	1,759,664
Collection of common stock subscriptions	802,761	-
Proceeds from issuances of stock and warrants,
net of stock offering costs	2,290,366	2,730,000
Net cash provided by financing activities	2,694,981	4,231,046

Net increase (decrease) in cash	(1,027,643)	1,024,739

CASH AT BEGINNING OF PERIOD	3,949,988	732,245
CASH AT END OF PERIOD	$2,922,345	$1,756,984

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Account receivable exchanged for equipment	$700,895	$-
Capital lease for equipment purchase	387,297	412,797
Note payable issued for equipment purchase	129,423	681,580
Series A preferred stock exchanged for common stock	470,000	120,000
Financing charges payable with common stock	484,800	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2008.

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

e.

Materials and supplies inventory –- The Company values its materials and supplies inventory at the lower of average cost or market.  Allowances are recorded for inventory considered to be in excess or obsolete. Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of used inventory, if considered still usable, is valued at 25-90% of cost depending on remaining life expectancy.   During the quarter ended June 30, 2008, the Company undertook a detailed materials and supplies inventory analysis and determined that a charge to net income of $535,658 was appropriate to reflect the net realizable value of the materials and supplies inventory.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

f.

Reclassifications – Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

g.

Investments – The Company owns 1,000,000 restricted shares of Rae Wallace Mining Company, a public corporation.  The investment is recorded at cost which management estimates approximates fair market value at June 30, 2008.

h.

Provision for Taxes – Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109,  “Accounting for Income Taxes” (hereafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 5).

i.

Stock-based compensation – The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”), at the beginning of fiscal year 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award. The Company has chosen to use the modified prospective transition method under SFAS 123(R). The Company’s financial statements for the year ended September 30, 2007 and the three and nine months ended June 30, 2008 reflect the impact of this adoption.

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

j.

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

On June 27, 2008, the Company repurchased and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock from the Kettle Shareholders for $7,500,000 (see Note 8).  Under EITF D-53, the reduction in Additional paid up capital arising from this transaction is treated as a dividend for purposes of calculating EPS.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

The dilutive effect of convertible and exercisable securities, in periods of future income as of June 30, 2008 and 2007, is as follows:

	June 30, 2008	June 30, 2007

Stock options	3,181,668	2,140,000
Warrants	2,401,734	3,654,074
Convertible preferred stock	-	4,700,000
Total possible dilution	5,583,402	10,494,074

At June 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

k.

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

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment, we determined that we were subject to examination of our income tax filings in the United States and various state jurisdictions for the 2003 – 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the nine months ended June 30, 2008, and required no adjustment to opening balance sheet accounts as of October 1, 2007.

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

•

In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

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

NOTE 3 – RELATED PARTY TRANSACTIONS:

On March 10, 2008, the Company entered into an agreement with Douglas Kettle and David and Margaret Deeds providing for severance arrangements relating to the resignation of Messrs. Kettle and Deeds, the President and CEO, respectively, of Kettle Drilling.

Messrs. Kettle and Deeds resigned from Kettle Drilling on May 15, 2008. In connection with the resignations, the Company paid each of Mr. Kettle and Mr. Deeds a cash severance amount of $600,000 at the time of their resignation, as well as the balance of their 2007 bonuses ($135,822 each) and will pay additional cash severance of $300,000 over installments during the remainder of 2008.  Additionally, the Company also transferred certain personal property to Mr. Kettle and Mr. Deeds.

In 2006, Kettle Drilling entered into loan agreements with its former officers, David Deeds and Doug Kettle.  These loans totaled $160,000 and $627,000, respectively as of September 30, 2007. David Deeds was the Chief Executive Officer of Kettle Drilling and a shareholder of the Company.  Mr. Kettle was the President of Kettle Drilling and a shareholder of the Company. The loans bear interest at 10% and are due on demand. There was no accrued interest outstanding as of June 30, 2008 and September 30, 2007.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – RELATED PARTY TRANSACTIONS, (continued):

Related party notes payable consist of the following at June 30, 2008 and September 30, 2007:

	Jun. 30, 2008	Sep. 30, 2007

Doug & Brenda Kettle	$-	$627,000
David Deeds	-	160,000
Less current portion	-	(787,000)
	$-	$-

NOTE 4 – BRIDGE LOAN FINANCING:

On June 24, 2008, the Company entered into a bridge loan financing arrangement for $8,000,000 with Auramet Trading, LLC (“Auramet”) under which the Company could draw funds at any time before June 30, 2008.  On June 27, 2008 the Company withdrew $8,000,000, net of a fee equal to 4% of the principal amount of the loan, to repurchase the Company’s outstanding Series A Preferred Shares (See Note 8).

The loan bears interest at 12% per annum, with interest payable monthly in arrears commencing August 1, 2008, and the principal amount outstanding is due October 27, 2008.  The loan agreement includes certain affirmative covenants including a requirement that we maintain current all tax balances owing by the Company.  At June 30, 2008, we were not in compliance with the tax covenant.  Our lender has waived compliance with the tax covenant as of June 30, 2008.

Pursuant to the fee terms of the Term Sheet, the Company paid a fee equal to 4% of the principal amount of the loan and issued 160,000 common shares of the Company to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The 4% fee paid, as well as the fair market value of the 160,000 common shares issued by the Company will be charged to operations over the term of the loan.  The 160,000 shares were not issued by the Company to Auramet until July 3, 2008, therefore the fair market value of the shares on June 27, 2008 of $484,800 is reflected in the June 30, 2008 balance sheet as a long-term liability.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES:

Income (loss) from continuing operations before income taxes for the nine months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Current:
Domestic	$(5,995,846)	$(2,692,296)
Foreign	1,451,322	412,349
	$(4,544,524)	$(2,279,947)

Significant components of income tax expense as of June 30, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	551,502	-
Total current income tax expense	551,502	-

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income tax expense	-	-
Total income tax expense	$551,502	$-

	2008	2007

Statutory Federal income tax rate	34%	34%

Expected income tax expense (benefit) based on statutory rate	$(2,038,588)	$(775,182)
Non-recognition of tax benefits related to losses	2,038,588	775,182
Foreign tax expense	551,502	-
Total income tax expense	$551,502	$-

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – COMMON STOCK AND WARRANTS:

During September, 2007, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company can sell up to 2,545,455 units for a total of $7,000,000, plus up to 5% in over-subscriptions. Each unit consists of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $3.50 per share for the period of twenty-four months from the Issue Date. The Company sold a total of 2,626,694 units for total proceeds of $7,223,408; with 1,780,972 units for proceeds of $4,897,673 closing on September 30, 2007, 288,182 units for proceeds of $792,500 closing on October 1, 2007, and 557,540 units for proceeds of $1,533,235 closing on October 11, 2007.  As of June 30, 2008, there are 1,337,934 warrants outstanding from this placement.

During the quarter ended June 30, 2008, the Company issued 25,000 shares of common stock as a result of warrants exercised.  The warrants were granted pursuant to a private placement during 2006 and were exercised at a price of $1.00 per warrant.

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2007	3,618,061	$1.62
Issued	447,447	3.50
Exercised	(1,663,774)	(1.00)
Outstanding at June 30, 2008	2,401,734	2.39

These warrants expire as follows:

Warrants	Price	Expiration Date
1,063,800	$1.00	December 31, 2008
1,337,934	$3.50	September 30, 2009
2,401,734

NOTE 7 – STOCK OPTIONS:

The Company has established a stock incentive plan as amended August 31, 2006, to authorize the granting of up to 2,750,000 stock options to employees, directors and consultants.  The plan documents include a provision for all options granted to be exercised through a cashless exercise.

During October 2007, the Company granted 1,230,000 options to purchase common stock to directors and employees of the company as compensation for services rendered. The options have an exercise price of $3.40, the market price of the common stock on that date, and vest over the next two years.  These options expire five years from the grant date.  The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 3.75%; volatility of 82.3%; expected life of three years; dividend yield of zero. The options were valued at $1.87 per share. 493,336 of these options vested immediately, however only 267,500 were available under the reserve

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – STOCK OPTIONS (continued):

limit of the plan.  Accordingly, an expense relating to those that were available under the reserve of the plan was recognized during the quarter ended December 31, 2007 in the amount of $500,225 and is included in Other general and administrative expenses.  The expense was allocated on a pro-rata basis according to the number of options that vested immediately on the grant date.  The remaining 225,836 options that did not vest because they were in excess of the reserve limit of the plan will only vest upon shareholder approval of an increase in the reserve limit.  An additional 82,918 options vested during the quarter ended December 31, 2007 and an other general and administrative expense of $45,118 was taken related to those vested options.

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

During February 2008, the Company granted 30,000 options to purchase common stock to an employee of the company. The options have an exercise price of $3.20, the market price of the common stock on that date, and vest over the next two years.  These options expire five years from the grant date.  The fair value of the options granted was estimated on their grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 2.15%; volatility of 82.3%; expected life of three years; dividend yield of zero. The options were valued at $1.73 per share. These options did not vest because they were in excess of the reserve limit of the plan and will only vest upon shareholder approval of an increase in the reserve limit.  An additional 57,918 options vested during the quarter ended March 31, 2008 and an other general and administrative expense of $30,601 was taken related to those vested options.

No option grants were made during the quarter ended June 30, 2008. An additional 324,587 options vested and an other general and administrative expense of $493,289 was taken related to those vested options.

The current number of securities to be issued upon exercise of outstanding options exceeds the authorized shares to be issued under the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006.  The Company plans to seek an increase in the number of authorized shares to be issued under the Amended 2005 Equity Incentive Plan at its next annual shareholder’s meeting.  If the requested increase in the number of authorized shares is not approved, only 2,750,000 options will vest and may be exercised.  If the requested increase in the number of authorized shares to be issued under the Plan is approved, the expense related to the remaining options that were to vest immediately upon grant will be recognized in the period where shareholder approval is obtained.  There are 1,363,730 options vested as of June 30, 2008 while 1,817,938 remain unvested and vest over the next 3 years.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – STOCK OPTIONS (continued):

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

			Weighted
			Average
			Exercise
	Options		Price

Outstanding at September 30, 2007	2,073,333		$2.13
Granted	1,425,000		3.47
Exercised	-0-		-0-
Expired / Cancelled	(316,665)		1.24
Outstanding at June 30, 2008	3,181,668	(1)	$2.82
Exercisable at June 30, 2008	1,137,924		$2.14

Weighted average fair value of options granted during the period ended
June 30, 2008			$1.91

The average remaining contractual term of the options outstanding and exercisable at June 30, 2008 is 3.75 and 3.17 years, respectively.

(1) As discussed above, options granted that are in excess of the reserve limit of the Company’s Amended 2005 Equity Incentive Plan are subject to shareholder approval of an increased reserve limit.

NOTE 8 – PREFERRED STOCK:

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

On June 27, 2008, the Company repurchased and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock from the Kettle Shareholders for $7,500,000.  The difference of $6,090,000 between the purchase price and the $1,410,000 carrying value of the Series A Preferred Stock was recognized as a reduction to Additional paid-in capital. The remaining 1,175,000 Series A Preferred Stock were converted to Common Stock by the Kettle Shareholders and sold to a third party investor.

As of June 30, 2008, none of the Series A Preferred stock remain outstanding.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices of Kettle Drilling in Coeur d’Alene, Idaho, a storage shop in Rathdrum, Idaho, and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $83,576 and $19,553 for the three months ended June 30, 2008 and 2007, respectively, and $208,722 and $51,235 for the nine months ended June 30, 2008 and 2007, respectively.

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

Severance Agreements

As discussed in Note 3 - Related Party Transactions, during the quarter ended June 30, 2008 the Company announced a change in management at its Kettle Drilling subsidiary.  As a result of this change, the Company has a commitment to pay total additional severance of $600,000 in installments for the remainder of 2008.

NOTE 10 – SEGMENT INFORMATION:

The Company has three operating segments at June 30, 2008: drilling revenues from Kettle Drilling; drilling revenues in Mexico through Kettle’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the three months and nine months ended June 30, 2008 and 2007 is as follows:

	Three months ending June 30		Nine months ending June 30
Revenues:	2008	2007	2008	2007
Timberline	$-	$-	$-	$-
Kettle Drilling	7,318,802	3,855,351	17,983,223	9,351,425
World Wide Exploration	2,385,011	943,397	6,542,042	2,489,044
Total revenues	$9,703,813	$4,798,748	$24,525,265	$11,840,469

Income / (Loss) before income taxes:
Timberline	$(1,325,486)	$(658,831)	$(4,060,370)	$(1,651,067)
Kettle Drilling	(1,745,974)	(395,071)	(1,935,476)	(1,044,406)
World Wide Exploration	682,164	135,005	1,451,322	415,526
Income / (Loss) before income taxes	$(2,389,296)	$(918,897)	$(4,544,524)	$(2,279,947)

	June 30, 2008	September 30, 2007
Total assets:
Timberline	$18,031,689	$15,143,464
Kettle Drilling	3,292,975	6,147,484
World Wide Exploration	2,397,775	719,995
Total assets	$23,722,439	$22,010,943

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – SEGMENT INFORMATION (continued):

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

During the nine months ended June 30, 2008, revenues from transactions with four customers each amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $5,897,763, customer B accounted for revenue of 4,167,572, customer C accounted for revenue of 2,971,372, and customer D accounted for revenue of $2,860,772.  The revenue for customers A, C and D is reported through Kettle Drilling, while the revenue for customer B is reported through World Wide Exploration.

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

Timberline Resources Corporation has taken the complementary businesses of mine development, contract mining, drilling and mineral exploration and combined them into a unique, forward-thinking investment vehicle.  The Timberline business model provides investors exposure to both the “picks and shovels” and “blue sky” aspects of the mining industry.  The “picks and shovels” aspect of our business includes the mining services provided by Kettle and the services which SMD will provide if the proposed acquisition is approved.  We use the term “blue sky” to mean the potential of our exploration properties.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  As the work progresses, the potential of the property becomes more and more clear.  If the exploration results are favorable, the value of the property may increase significantly, and the term “blue sky” refers to the upside potential of that value.  Our business model offers the opportunity to participate both the “picks and shovels” and “blue sky” aspects of the business—we can participate in the surging markets for precious and base metal mining without the degree of risk inherent to mine operation and/or sole reliance on speculative early-stage drill-plays.  Following the closing of its proposed acquisition of SMD, we believe Timberline will be poised to become North America’s premier vertically-integrated emerging resource company.

As we have announced previously, the Company’s shares began trading on the American Stock Exchange (AMEX) during the quarter ended June 30.  In addition to commencing trading on the AMEX, the Company was also added to the Russell Microcap Index during the quarter. We believe the Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for both passive and active investment strategies.  These two events are significant milestones for the Company, as they both improve our access to capital markets and further validate our business model as a vehicle providing mainstream investors with exposure to the resource sector.

Kettle and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services but specialize in underground, hard rock core drilling.  Their clients include both mining and exploration companies in the United States and Mexico.  For the second consecutive year, total revenues, both for the quarter and for the first nine  months of 2008, increased approximately 100 percent compared to the prior year.   Compared to the same quarter in the previous year, WWE showed an almost five-fold increase in net income before income taxes to $682,164 and an over 300 percent increase in net income before taxes to $1,451,322 for the nine months ended June 30, 2008.  Once again, we are pleased with our performance in Mexico and expect profitability to continue.

During the quarter we implemented our previously announced management transition at Kettle, which included severance payments to the previous management that resulted in a one-time charge of $1,880,590.  As a part of this management transition, the Company undertook a detailed materials and supplies inventory analysis and determined that a charge to net income of $535,658 was appropriate to reflect the net realizable value of the materials and supplies inventory.  For the three months ended June 30, 2008, Kettle reported a net loss of $1,745,974. Without the one-time severance payments and adjustment to inventory, Kettle would have reported a net income before taxes of $670,274 for the quarter ended June 30, 2008 in addition to the net income before taxes of $682,164 realized by WWE in the quarter.  In addition, we obtained a loan to repurchase and retire the majority of the outstanding Series A Preferred shares held by the previous owners of Kettle Drilling.

As a part of this transition, we have a new and more focused corporate culture at Kettle with an emphasis on improving the performance of the U.S. operations. During the quarter we hired Martin Lanphere as President of Kettle.  Mr. Lanphere brings a hands-on management and banking background to the Company.  In addition to Mr. Lanphere and a number of other personnel changes at Kettle, subsequent to quarter end we hired Reggie Montgomery as General Manager in charge of all drilling operations.  Mr. Montgomery was most recently with Newmont Mining and was Manager of Drilling Services.  Newmont is a current customer of Kettle and our drilling teams worked directly with Mr. Montgomery in Nevada.

We believe that our new management team and ongoing focus from rapid growth to profitability will continue to improve our operating results.  As previously announced, and based on the revenues reported by our drilling operations for the first three quarters, we are confident that, barring unforeseen events, we will achieve our 2008 drilling revenue objective of $30-million.

Subsequent to the end of the quarter, we announced the filing of our Definitive Proxy and Annual Meeting.  The Proxy includes, among other items, our proposal to acquire Small Mine Development, LLC (“SMD”), one of the largest underground mine contractors in the United States.  We believe that if we receive shareholder approval and complete the acquisition of SMD, this will provide us with the foundation to be a significant player in the North American mining services industry.  We believe that our pursuit of SMD demonstrates our belief that a strong presence in both mining services and exploration is likely to provide excellent returns to our shareholders over the long term.

In our Exploration Division, during the quarter, as in previous quarters, we continued our exploration, permitting, and drilling activities.  Our increased expenditures are representative of our commitment to ramp up exploration activity during 2008 on several of our properties.  Subsequent to the end of the quarter, as announced, we mobilized a drill rig to the Butte Highlands property and drilling is currently underway on this project.  Furthermore, we are moving forward with the permitting and planning necessary for additional drilling and exploration at Butte Highlands.

Also, as previously announced we received approval from Inyo County to proceed with exploration at Conglomerate Mesa and are awaiting final approval from the Bureau of Land Management for our planned road building and drill program.  In preparation for our upcoming drill program, we conducted extensive mapping and sampling at this property, and we continue to build upon previous work performed by Newmont and BHP-Billiton as we explore and define this district-scale gold exploration prospect.

Results of Operations for the Three Month and Nine Month Periods ended June 30, 2008 and 2007

Combined Results – Timberline Corporate, Timberline Exploration, Kettle Drilling and WWE

For the three months ended June 30, 2008, we reported $9,703,813 in revenue compared to $4,798,748 in the same period of 2007.  For the nine months ended June 30, 2008 we reported revenues of $24,525,265 versus revenues of $11,840,469 in the same period of 2007.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $7,318,802 from Kettle Drilling and $2,385,011 from WWE for the three months ended June 30, 2008.  For the nine months ended June 30, 2008, Kettle Drilling and WWE reported revenues of $17,983,223 and $6,542,042, respectively.  Our revenue increase was primarily due to the growth in the number of drill rigs operating this year versus last year.  Gross profit from Kettle and WWE was $1,271,632 and $784,544, respectively, for the three months ended June 30, 2008, and $3,664,286 and $1,929,783, respectively, for the nine months ended June 30, 2008.

Our overall after tax net loss for the three months ended June 30, 2008 was $2,615,278 compared to an overall net loss of $918,897 for the three months ended June 30, 2007.  For the nine months ended June 30, 2008, our overall net loss was $5,096,026 compared to $2,279,947 for the same period in 2007.  Our net loss for the three months ended June 30, 2008 is comprised of $1,325,486 for Timberline Corporate and Exploration and $1,745,974 for Kettle Drilling, offset by income of $456,182 at WWE. Our net loss for the nine months ended June 30, 2008 is comprised of $4,060,370 for Timberline Corporate and Exploration and $1,935,476 for Kettle Drilling offset by a gain of $899,820 at WWE.   Kettle Drilling’s net loss for the three months and nine months ended June 30, 2008 includes one-time severance benefits of $1,880,590 to former managers of the company.

Timberline Corporate and Exploration Division

The after tax net loss of $1,325,486 for the combined Timberline Corporate and the Exploration division during the three months ended June 30, 2008 is comprised of non-cash charges of $493,289, exploration expenditures of $167,098, and other general and administrative costs of $670,130, less other income of $5,031.  A significant portion of other general and administrative costs during the quarter were related to legal and accounting costs associated with our proposed acquisition of SMD and our definitive proxy that was filed with the SEC subsequent to quarter end.  Included in the non-cash charges are expenses related to stock options that vested during the quarter.  Also included in the non-cash charges is $12,734 in Depreciation and Amortization.

The after tax net loss of $4,060,370 for the combined Timberline Corporate and the Exploration division during the nine months ended June 30, 2008 is comprised of non-cash charges of $1,332,222, exploration expenditures of $1,166,818, and other general and administrative costs of $1,661,188, less other income of $99,858.  A significant portion of other general and administrative costs  for the year to date were related to legal and accounting costs associated with our proposed acquisition of SMD and our definitive proxy that was filed with the SEC subsequent to quarter end.  Included in the non-cash charges are expenses related to common stock issuances for consulting services, stock based compensation, and for stock options that vested during the year to date.  Also included in the non-cash charges is $139,724 in Depreciation and Amortization.

Kettle Drilling and WWE

For the three months ended June 30, 2008, Kettle Drilling had revenues of $7,318,802 as compared to $3,855,351 for the three months ended June 30, 2007.  WWE had revenues of $2,385,011 for the three months ended June 30, 2008 as compared to $943,397 for the three months ended June 30, 2007.  The increase in revenues is attributable to the growth in the number of operating drill rigs at each company.

For the three months ended June 30, 2008, net loss before taxes from Kettle was $1,745,974 while net income before taxes at WWE was $682,164 as compared to a net loss of $395,071 for Kettle and net income of $135,005 for WWE for the three months ended June 30, 2007.  At Kettle, the current quarter loss is attributable to one-time severance expenses incurred as part of our management transition at the Company, while the net income at WWE grew substantially compared to the corresponding quarter in 2007 due to the increased activity and number of drill rigs in Mexico.

For the nine months ended June 30, 2008, Kettle Drilling had revenues of $17,983,223 as compared to $9,351,425 for the nine months ended June 30, 2007.  WWE had revenues of $6,542,042 for the nine months ended June 30, 2008 as compared to $2,489,044 for the nine months ended June 30, 2007.  The considerable increase in revenues is attributable to the growth in the number of operating drill rigs at each company.

For the nine months ended June 30, 2008, net loss before taxes from Kettle was $1,935,476 while net income before taxes at WWE was $1,451,322, as compared to a net loss of $1,044,406 for Kettle and net income before taxes of $415,526 for WWE for the nine months ended June 30, 2007.  At Kettle, the increased loss from last year is attributable to one time severance expenses incurred as part of our management transition at the Company, while the net income at WWE grew substantially due to the increased activity and number of drill rigs in Mexico.

Financial Condition and Liquidity

At June 30, 2008, we had assets of $23,722,439 consisting of cash in the amount of $2,922,345; accounts receivable, net of allowance for doubtful accounts, in the amount of $4,594,657; inventories valued at $2,048,350; property, mineral rights and equipment, net of depreciation of $9,785,525; and other assets of $4,371,562.  The Company believes that its cash and cash flow from continuing operations will be sufficient to fund our operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained elsewhere in this Quarterly Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended September 30, 2008.  Further, the Company’s independent registered public accounting firm is not required to provide an attestation on the Company’s internal control over financial reporting until the Company’s annual report for the fiscal year ended September 30, 2010.  The Company’s management has not completed a review of internal control over financial reporting necessary to comply with the requirements for providing a management’s report on internal control over financial reporting and the material weaknesses determined to exist by management are not the result of such a review.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 24, 2008, Timberline Resources Corporation (the “Company”) and Auramet Trading, LLC (“Auramet”) signed an Indicative Term Sheet (the “Term Sheet”) under which Auramet would provide an $8.0 million loan to the Company, at the Company’s request, at any time before June 30, 2008.  Pursuant to the fee terms of the Term Sheet, the Company paid a fee equal to 4% of the principal amount of the loan and issued 160,000 common shares of the Company to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The shares were issued to Auramet pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  Auramet has represented that they are an accredited investor and the securities issued to Auramet are “restricted securities” within the meaning of Rule 144 of the Securities Act.

On June 27, 2008, pursuant to the Term Sheet and subject to the terms laid out in the Promissory Note (as described below), Auramet provided $8.0 million to the Company, $7.5 million of which was used to repurchase 3,525,000 shares of Series A

Preferred Stock from Douglas Kettle, the sole holder of the Series A Preferred Shares, pursuant to the Preferred Shares Repurchase Agreement (the “Series A Preferred Shares Agreement”) between the Company, Douglas Kettle and Auramet.  Of the 4,700,000 Series A Preferred Shares held by Mr. Kettle, the Company repurchased and cancelled 3,525,000 Series A Preferred Shares for $7.5 million.  Pursuant to the Series A Preferred Shares Agreement, the remaining 1,175,000 Series A Preferred Shares were converted to 1,175,000 common shares of the Company and purchased from Mr. Kettle by a private investor. The common shares issued upon conversion of the Series A Preferred Shares were issued pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On June 24, 2008, the Company entered into a bridge loan financing arrangement for $8,000,000 with Auramet Trading, LLC (“Auramet”) under which the Company could draw funds at any time before June 30, 2008.  On June 27, 2008 the Company withdrew $8,000,000, net of a fee equal to 4% of the principal amount of the loan.

The loan agreement includes certain affirmative covenants including a requirement that we maintain current all tax balances owing by the Company.  At June 30, 2008, we were not in compliance with the tax covenant.  Our lender has waived compliance with the tax covenant as of June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

See the events disclosed in Item 3.

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

Date:  August 14, 2008