Form 10KSB
period 2008-09-30
Timberline Resources Corp
filed 2008-12-30
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Delaware	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Lakeside Avenue
Coeur D’ Alene, Idaho	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE Alternext US LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $31,728,617

The aggregate market value of the shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates as of December 26, 2008, was approximately $7.8 million based on the closing price of the Common Stock on the NYSE Alternext of $0.40 per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Common Shares outstanding as of December 26, 2008: 34,330,459

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

1

PART I

2

ITEM 1.  DESCRIPTION AND DEVELOPMENT OF BUSINESS

2

                RISK FACTORS AND UNCERTAINTIES

5

ITEM 2.  DESCRIPTION OF PROPERTY

14

ITEM 3.  LEGAL PROCEEDINGS

23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

PART II

24

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED

                 STOCKHOLDER MATTERS

24

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

26

ITEM 7.   FINANCIAL STATEMENTS

34

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

63

ITEM 8A. CONTROLS AND PROCEDURES

63

ITEM 8B. OTHER INFORMATION

64

PART III

65

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

65

ITEM 10. EXECUTIVE COMPENSATION

65

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                 AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

65

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

                 DIRECTOR INDEPENDENCE

65

ITEM 13. EXHIBITS

65

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

66

SIGNATURES

67

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern our anticipated results and developments in the our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

PART I

ITEM 1. DESCRIPTION AND DEVELOPMENT OF BUSINESS

General

We were incorporated in the State of Idaho on August 28, 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production.  We ceased exploration activities during the 1990s and became virtually inactive.  In December 2003, a group of investors purchased 80-percent of the issued and outstanding common stock from the then-controlling management team.  In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased the number of our authorized shares of common stock to 100 million with a par value of $.001.  Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.  On February 2, 2004, our name was changed to Timberline Resources Corporation.  Since the reorganization, we have been in an exploration stage evaluating, acquiring and exploring mineral prospects with potential for economic deposits of precious and base metals.  A prospect is defined as a mining property, the value of which has not been determined by exploration. On August 27, 2008 we reincorporated into the State of Delaware pursuant to a merger agreement approved by our shareholders on August 22, 2008.

On March 6, 2006, we acquired Kettle Drilling, Inc. (which we refer to as Kettle) as a wholly owned subsidiary.  Kettle was formed in 1996 and provides drilling services to the mining and mineral exploration industries across North America and worldwide. In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (which we refer to as Timberline Drilling).

In July 2007, Timberline closed its purchase of the Butte Highlands Gold Project.  In October 2008, the Company announced that it had agreed to form a 50/50 joint venture with Small Mine Development (SMD) at the Butte Highlands project. Under terms of the proposed agreement, Timberline will be carried to production by SMD, which will fund all mine development costs and begin development in the summer of 2009.

Unless otherwise indicated, any reference to Timberline, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or its wholly owned subsidiary, Timberline Drilling.

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

Our Offices and Other Facilities

Timberline currently maintains its administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (208) 664-4859.  Timberline Drilling maintains its administrative office at 2775 Howard Street, Suite 2, Coeur d’Alene, ID 83815.  Timberline Drilling’s telephone number is 208-665-7211.  In addition, Timberline Drilling maintains a shop facility in Coeur d’Alene, ID and an operational facility in Elko, NV.  Timberline Drilling’s Mexican subsidiary, World Wide Exploration, S.A. de C.V., maintains an administrative office and warehouses in Hermosillo and Torreon Mexico.

Our Employees

Timberline, the parent company, is an exploration company and currently has seven employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

Our subsidiaries, Timberline Drilling and World Wide Exploration, have approximately 65 full-time employees in the U.S. and 60 full-time employees in Mexico, respectively.  We believe that our relationship with our employees is good.

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

Overview of Timberline Drilling, Incorporated – Our Wholly-Owned Subsidiary

In March 2006, Timberline acquired Kettle Drilling, Inc., which in September 2008 changed its name to Timberline Drilling Incorporated.  Timberline Drilling provides core drilling services to mining and mineral exploration companies throughout North America, combining state of the art equipment, world-class technical expertise, innovative thinking, and a strong safety record.  Timberline Drilling specializes in underground drilling services in support of active mining operations and advanced exploration projects.  Working primarily with established companies, its business is less cyclical than that of surface drillers at early-stage exploration sites, where supplies, infrastructure, and project funding are less predictable.

Timberline Drilling’s long-term strategies of aggressive expansion, drill fleet modernization, and underground focus have resulted in revenue growth.  Timberline Drilling, along with its wholly-owned Mexican subsidiary, World Wide Exploration, S.A. de C.V. (which we refer to as World Wide or WWE), now have a combined fleet of 26 drill rigs which generated revenues of approximately $7.2-million in the quarter ending September 2008, raising overall revenue for the 2008 fiscal year to more than $31 million.

Looking ahead to the 2009 fiscal year, the current credit and financial crisis affects the ability of some of our potential clients to raise funds for drilling programs.  Our underground drilling operations in support of operating mines continue to perform well both in the U.S. and Mexico, however in recent months, even active mining operations - typically more resistant to market volatility - are in a mode of restraint and in some cases temporarily closing even though gold prices have remained more stable than many other commodities.  Due to the downturn in surface drilling contracts, revenues at Timberline Drilling are expected to be lower in the foreseeable future.  However, improved cash flows are expected as management focuses on profitability and customer service at Timberline Drilling.

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

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  We may enter into joint venture agreements with other companies to fund further exploration work.  It is our plan to focus on assembling a high quality group of mid-stage mineral (gold, silver, and copper) exploration prospects, using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be placed on the western United States.

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

The Commodities Market

The prices of gold, silver and copper have fluctuated during the last several years.  The price of gold has risen steadily for the last few years.  Through 2006, gold traded in a fairly narrow price range between roughly $520 and $720 per ounce, based on the London PM Fix Price.  In 2007, gold traded between approximately $600 and $840, and in 2008 to date, gold has traded between approximately $690 and $1,025 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $835.75 on December 19, 2008.  In 2006, the price of silver per ounce ranged from approximately $8.80 to $14.90, based on the London Fix Price.   In 2007, the price of silver ranged from $11.70 to $15.80 per ounce, and in 2008, silver traded between approximately $8.80 and 20.90 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $10.61 on December 19, 2008.  During 2007, the approximate price per pound of copper ranged from $2.50 to $3.75, and in 2008, the approximate price per pound of copper ranged from approximately $1.20 to 4.10. The price of copper closed at $1.28 per pound on December 19, 2008, based on the London Metal Exchange price.

RISK FACTORS AND UNCERTAINTIES

An investment in a mine service and an exploration stage mining company with a short history of operations such as ours involves an unusually high amount of risk, both unknown and known, present and potential, including, but not limited to the risks enumerated below.

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

Risks Associated With Mining and The Exploration Portion of Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral reserve. If we cannot exploit any mineral reserve that we might discover on our properties, our business may fail.

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

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  In past years we have been engaged in exploration in northern Idaho, which is currently the site of a Federal Superfund cleanup project. Although the Company is no longer involved in this or other areas at present, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this Annual Report, the Company is not aware of any environmental issues or litigation relating to any of its current or former properties.

Future legislation and administrative changes to the mining laws could prevent us from exploring our properties.

New state and U.S. federal laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration and mining activities.  Any change in the regulatory structure making it more expensive to engage in mining activities could cause us to cease operations.

If we establish the existence of a mineral reserve on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

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

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques.  Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling.  There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. Furthermore, since the mineral exploration sphere is so diverse and there are virtually no similar exploration companies with a revenue producing drilling subsidiary, it is quite difficult to identify specific primary competitors and make comparisons to our Company.  A representative sample of exploration companies that are similar to our Company in size, financial resources and primary objective include such publicly traded mineral exploration companies as Goldrich Mining Company (GRMC), General Moly, Inc. (GMO), Energold Drilling (EGD), Cabo Drilling (CBE), Klondex Mining (KBX) and Mines Management (MGN).

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

Third parties may challenge our rights to our mineral properties or the agreements that permit us to explore our properties may expire if we fail to timely renew them and pay the required fees.

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

During the fiscal year ending September 30, 2008, we (the parent company) had losses of $7,966,645 in connection with the maintenance and exploration of our mineral properties and the operation of our exploration business. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional employee/director/consultant options or if we sell additional shares to finance our operations.

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004. However our business model includes our revenue generating and wholly owned drilling services subsidiaries. In order to further expand our company and objectives above that provided through the anticipated revenues of our revenue producing subsidiaries, any additional growth and/or expanded exploration activity may need to be financed through sale of and issuance of additional shares. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding approximately 2,301,734 common share purchase warrants (exercisable into approximately 2,301,734 shares of common stock), options granted that are exercisable into 2,494,554 common shares and debt convertible into 3,333,333 common shares. If all of these were exercised or converted, these would represent approximately 15% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially.  In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics, does address areas of possible conflicts of interest.  As of the date of filing of this report, we had three independent directors on our board of directors (Jim Moore, Vance Thornsberry and Eric Klepfer).  In January 2008, we formed three committees to ensure our compliance with the requirements of the NYSE Alternext US LLC.  We established an independent audit committee consisting of three independent directors, all of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE Alternext US LLC.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as Randal Hardy, John Swallow, Paul Dircksen, Martin Lanphere or Paul Elloway. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel. Accordingly, we obtained key man life insurance as well as Directors and Officers Insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

We do not believe that we have adequate internal control over financial reporting as of the end of the period covered by this Annual Report and, at the end of next fiscal year, we will be required to provide an auditor’s attestation on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002-- any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this Annual Report on Form 10-KSB.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For  our annual report on Form 10-KSB for the fiscal year ended September 30, 2009, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

We have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is not effective.  While we believe that the material weaknesses in our internal control over financial reporting can be rectified in the next fiscal year, our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting.  During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If we are unable to rectify the current material weaknesses in our internal control over financial reporting or our auditor’s are unable to attest that our internal control over financial reporting is effective as of September 30, 2009, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Certain Risks Associated with Operation of Our Wholly Owned Subsidiary, Timberline Drilling, Incorporated.

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

Timberline Drilling may be unable to attract and retain qualified, skilled employees necessary to operate its business.

Timberline Drilling’s success depends in large part on its ability to attract and retain skilled and qualified personnel. The inability of Timberline Drilling officers and management to hire, train and retain a sufficient number of qualified employees could impair the ability to manage and maintain our business. Drilling and drilling related work requires skilled employees who can perform physically demanding work. Shortages of qualified personnel are occurring in this industry. As a result of the volatility of the drilling industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. If Timberline Drilling should suffer any material loss of personnel to competitors or management is unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate its equipment, its operations could be materially and adversely affected. With a reduced pool of workers, it is possible that it will have to raise wage rates to attract workers from other fields and to retain its current employees. If Timberline Drilling is not able to increase its service rates to its customers to compensate for wage-rate increases, its profitability and other results of operations may be adversely affected.

Shortages in equipment and supplies could limit Timberline Drilling’s drilling operations and jeopardize its relations with customers.

The materials and supplies Timberline Drilling uses in its drilling operations include fuels to operate our drilling equipment, drilling mud, drill pipe, drill collars, drill bits and cement. Shortages in equipment supplies could limit its drilling operations and jeopardize its relations with customers. Timberline Drilling does not rely on a single source of supply for any of these items. From time to time there have been shortages of drilling equipment and supplies during periods of high demand, which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that Timberline Drilling may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in its obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect Timberline Drilling’s ability to obtain new contracts for its drills, which could negatively impact its revenues and profitability.

The mining services industry is a competitive industry.

Contract drilling is a highly competitive industry, where numerous competitors tender bids for contracts.  Timberline Drilling’s ongoing ability to continue to secure contracts at a profitable level cannot be assured.

Cyclical downturns in the mining industry could negatively impact Timberline Drilling’s business.

The most significant operating risk is the potential downturn in demand for minerals and metals which would directly impact the need for drilling services. To mitigate this risk the Timberline Drilling is exploiting its competitive advantage in underground drilling.

As the mining cycle lengthens and activity levels increase, the requirement for working capital, particularly accounts receivable and inventory, grows. Accounts receivable levels from junior mining companies typically increase. Junior mining companies are heavily dependent on the capital markets and any change in outlook of the mining sector, or lack of success of their exploration activities, can quickly affect their ability to carry on drilling programs. Timberline Drilling manages this risk by closely monitoring accounts receivable aging and the activity of junior mining companies in the capital markets. Deposits and letters of credit are required in some instances.

Levels of inventory increase from increased revenue activity and, potentially, an increase in activity in remote locations. In the event of a sudden downturn Timberline Drilling may be exposed to inventory carrying costs and possible obsolescence. Furthermore it may be difficult and costly to relocate this inventory to other regions. In order to minimize exposure to this risk, Timberline Drilling works closely with its customers to anticipate and plan for scheduled reductions in their drilling programs.

Timberline Drilling’s operations in foreign countries expose us to a variety of political and business risks.

Timberline Drilling has expanded its operations outside of North America into Mexico. With this, comes the risk of dealing in a variety of business and political jurisdictions. The risks include, but are not limited to, political instability and violence, terrorism, military repression, extreme fluctuations in currency exchange rates, labor unrest, changing fiscal regions, changes to royalty and tax regions, uncertainty regarding enforceability of contractual rights and judgments, and high rates of inflation. Changes in resource development or investment policies or shifts in political attitude in Mexico may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be predicted.

The availability of an adequate workforce cannot be guaranteed and may affect our ability to timely and profitably fulfill our contracts.

From time to time our industry has experienced a shortage of qualified drillers. The industry has gone through downturns that saw many qualified drillers move to other industries. The demand for similar skilled workers in the mining, oil and gas and construction industries also adds to the shortage of qualified people for the drilling services business.

Timberline Drilling has implemented a number of initiatives to retain existing employees and attract new employees, but cannot guarantee that an adequate workforce will be available in the future to meet Timberline Drilling’s needs.

Reliance on key accounts.

Timberline Drilling has a number of accounts that make up a significant portion of overall revenue and gross profits. When a contract expires or is terminated there is no guarantee that Timberline Drilling has sufficient replacement contracts. Timberline Drilling continues to work with its existing client base and is actively pursuing new clients in order to minimize exposure in this area.

Fluctuations in business costs may affect the profitability of long term contracts.

Timberline Drilling may enter into long term contracts with customers at fixed prices. Timberline Drilling’s expenses may vary significantly over a contract period due to fluctuations in the cost of labor, materials and equipment, consequently creating variations in the profitability of these contracts with fixed prices. Timberline Drilling mitigates this risk by anticipating an escalation in costs when bidding on projects or providing for cost escalation in the contract. However, significant price fluctuations without warning could negatively impact Timberline Drilling’s margins.

Extreme weather conditions in certain areas in which Timberline Drilling operates could impact its operations.

Timberline Drilling has operations in the western United States that are subject to extreme weather conditions which can have a significant impact on its operations. In addition, natural and other disasters could have an adverse impact on Timberline Drilling’s operations.

Currency fluctuations.

The majority of Timberline Drilling’s business is conducted in United States dollars. Timberline Drilling has operations in Mexico and Timberline Drilling at times may receive payments in foreign currency. In order to reduce its exposure to foreign exchange risks Timberline Drilling contracts in U.S. dollars. This may negatively impact a project’s profitability due to currency exchange volatility. Margin performance however is less affected by currency fluctuations as a large portion of costs are typically in the same currency as revenues.

Risks Associated With Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is traded on the NYSE Alternext US LLC, formerly known as the American Stock Exchange.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

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

Shares Eligible for Sale Could Depress the Market for Common Stock

Of our issued and outstanding shares of common stock, a large majority of those shares are “restricted securities”. In general, Rule 144 of the Securities Act of 1933, as amended, a person, is entitled to sell restricted shares into the public market if at least six months has passed since the purchase of such shares from the issuer of an affiliate of an issuer, subject to the satisfaction of certain other conditions. A significant number of the “restricted” shares of our common stock outstanding were purchased more than six months ago. Accordingly, those shares are eligible for sale into the public market. The Company has filed a resale registration statement on Form S-1/A with the Securities and Exchange Commission that was declared effective on October 16, 2008.  This registration statement covers a number of shares issued in recent private placements and underlying warrants from these placements. Sales of substantial amounts of those restricted or registered shares, or even the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and could impair our ability to raise capital through an offering of our equity securities.

ITEM 2. DESCRIPTION OF PROPERTY

Summary of Timberline’s Mineral Exploration Prospects

As of December 2008, Timberline has acquired mineral prospects for exploration in Montana, California, Nevada and Idaho mainly for target commodities of gold, silver, zinc and copper. The prospects are held by both patented and unpatented mining claims owned directly by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Montana Gold Properties

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

In 2008, Timberline completed the first four holes (totaling 6,757 feet) of its planned 17-hole surface core drilling program before the early onset of heavy snowfall forced the cessation of exploration activities for the season.  Assays have been received for the first three holes with results confirming known mineralized zones and identifying a new high-grade gold zone to the northwest.  The program was designed to validate and expand the historic estimates, to obtain material for petrographic and metallurgical evaluation, and to assess 3-D control for planning and permitting the exploration decline and, ultimately, a producing mine.

The most encouraging hole to-date, BH-DDH 08-03, was drilled 100 feet northwest of previously-tested mineralization boundaries.  The hole returned several mineralized gold intervals, including 2.0 feet of 0.62 ounces per ton (oz/t), 37.0 feet of 0.22 oz/t, 5.0 feet of 0.26 oz/t, 9.0 feet of 0.43 oz/t, and 35.0 feet of 0.14 oz/t.  These results demonstrate the northwest extension of the Upper, Middle, and Lower zones, while the latter two intervals comprise a new discovery at depth, a potential offset portion of previously-identified zones.  Both the extension and the discovery have the potential to greatly increase mineralization estimates at Butte Highlands.

Results for BH-DDH 08-02, intended to test a narrow gold zone proximal to a diorite dike, were also positive and encouraging.  In addition to a 7.2-foot interval grading 0.11 oz/t gold within typical Wolsey shale host rock, the hole also intercepted a 267-foot zone of mineralized diorite with grades up to 0.18 oz/t gold, including 25.0 feet grading 0.10 oz/t.  It is important to note that the identification of slightly higher-grade diorite material, or the delineation of similarly wide zones of lower-grade material with underground bulk mining potential, could have a significant positive impact on mineralization estimates as they do not currently include diorite-hosted gold.  Additional testing of diorite targets will be considered for future drilling phases, most likely from underground.

2008 Butte Highlands Drilling Highlights

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)
BH-DDH 08-01	1335.6	1337.0	1.4	0.27
BH-DDH 08-02	1171.4	1178.6	7.2	0.11
	1321.0	1588.0	267.0	up to 0.18
Including	1326.0	1351.0	25.0	0.10
BH-DDH 08-03	1207.0	1209.0	2.0	0.62
	1242.0	1279.0	37.0	0.22
Including	1242.0	1260.0	18.0	0.24
Including	1272.7	1279.0	6.3	0.41
	1294.0	1299.0	5.0	0.26
	1404.0	1409.0	5.0	0.11
NW Extension	1560.2	1569.2	9.0	0.43
NW Extension	1580.0	1615.0	35.0	0.14

In October 2008, the Company announced that it had agreed to form a 50/50 joint venture with Small Mine Development (SMD) at the Butte Highlands project. Under terms of the proposed agreement, Timberline will be carried to production by SMD, which will fund all mine development costs and begin development in the summer of 2009. Both Timberline’s and SMD’s 50-percent share of costs will be paid out of proceeds from future mine production.

California Gold and Lead/Zinc Properties

The Conglomerate Mesa Prospect

In July 2007, Timberline finalized a Lease / Option to Purchase Agreement for the Conglomerate Mesa Project which is 20 miles southeast of Lone Pine in Inyo County, California.  The project hosts structurally and stratigraphically controlled, sediment-hosted gold mineralization similar to the "Carlin-type" deposits of north-central Nevada.

Since signing a Memorandum of Understanding (MOU) on the project in September 2007, Timberline expanded its land position at Conglomerate Mesa to 325 unpatented lode claims, covering more than 10 square-miles.  The original property includes several mineralized gold zones identified by prior operators (Newmont and BHP-Billiton).  The expanded property also included the historic Santa Rosa Mine, a silver-lead-zinc occurrence which had limited production by several operators including Anaconda Copper.

Since the signing of the MOU, Timberline also completed extensive data compilation and submitted a Plan of Operation to the Bureau of Land Management (BLM) and to Inyo County.

In October 2008, the Company announced that it has formally withdrawn its application to the Bureau of Land Management (BLM) for an exploration drilling program at Conglomerate Mesa and its lease agreement for the project has been terminated.  While Timberline has developed excellent working relationships with permitting and governmental authorities in California, significant uncertainty regarding the project’s viability remained. Despite the property’s outstanding geologic potential, the aforementioned factors had severely impaired its market value to the Company. Timberline management strongly believes that its efforts to deliver value to shareholders are much better focused at the Butte Highlands project (described above).

Termination of the Conglomerate Mesa lease agreement also effectively terminates the Company’s interests at the Santa Rosa Project (described below), which lies within a defined “area of interest”. We anticipate no further expenditures under this lease agreement, and expect a write down of the associated capitalized costs of this project to reflect this termination.

The Santa Rosa Zinc-Lead-Silver Prospect

In July 2007, Timberline acquired the Santa Rosa Zinc-Lead-Silver Prospect which is four miles south of the Conglomerate Mesa property in Inyo County, California.  The 70-claim property was included in Timberline’s Lease / Option to Purchase Agreement for the Conglomerate Mesa Project because it lies within an agreed-to Area of Interest, but was staked entirely by Timberline and constitutes a completely separate project.  Prior exploration at Santa Rosa indicated the potential for a major zinc deposit with significant base and precious metal credits.  However, significant permitting hurdles were encountered at Conglomerate Mesa (and thus by extension, Santa Rosa) because of its location, bounded by and adjacent to a Wilderness Area.  As described above, termination of the Conglomerate Mesa lease agreement effectively terminates the Company’s interests at the Santa Rosa Project and we expect no further expenditures on this prospect.

Nevada Gold Properties

The East Camp Douglas Prospect

In August 2006, Timberline exercised its option to lease the East Camp Douglas Project, along the prolific Walker Lane Mineral Belt in south-central Nevada. It is approximately four miles southwest of the town of Mina in Mineral County, Nevada. The property is comprised of 115 unpatented mining claims (totaling 2,300 acres) and represents a “district-scale” project with multiple targets of low-sulphidation quartz-adularia and high-sulphidation quartz-alunite gold-silver mineralization.  The project is the result of long-term efforts to consolidate the district, an area that has seen considerable exploration along with historic small-scale mining.

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

Data compilation and computer modeling have led to the selection of several priority drill targets at East Camp Douglas.  Management believes that the project is sufficiently advanced to enter discussions with potential joint-venture partners to conduct planned drilling and lead the next exploration phase.  Discussions are in progress with potential joint venture partners.

The Long Canyon Prospect

In July 2006, Timberline signed a Letter of Intent to enter a Lease / Option to Purchase Agreement on the Long Canyon Project, along the Walker Lane Mineral Belt in south-central Nevada.  Long Canyon is located 7 miles southeast of Mina in Mineral County, Nevada and 9 miles east-southeast of the East Camp Douglas Project.

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

Idaho Copper-Silver Property

The Snowstorm Prospect

The Snowstorm Project is located in north Idaho’s “Silver Valley” and features the Snowstorm Mine, a historic operation that produced 800,000 tons of ore averaging 4-percent copper and 6 ounces per ton (oz/t) silver.  Snowstorm mineralization occurred as disseminated copper and silver found in the same Revett Formation quartzites that host the Troy, Rock Creek, and Montanore deposits on the Montana Copper Sulfide Belt, but was of a much higher grade.  The Snowstorm property, which is 2 miles northeast of the Lucky Friday Mine near Mullan in Shoshone County, Idaho, lies in the southwest corner of the Montana Copper Sulfide Belt where it overlaps the northeast corner of the Coeur d'Alene Mining District.  Timberline controls 100-percent of the Snowstorm Project.

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

Timberline submitted a technical report on the Phase I exploration program at Snowstorm, along with a Phase II exploration proposal, to Hecla as required by an earn-in agreement.  Hecla has subsequently elected not to participate in future expenditures at Snowstorm and thus retains a 4-percent net smelter returns (NSR) royalty on any future production from the project.  Timberline now controls 100-percent of the Snowstorm prospect.

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

Idaho Gold Property

The Spencer Prospect

The Spencer prospect covers 640 acres on the western end of the Kilgore-Spencer Trend, a northeast-trending belt of rhyolite volcanics known to host epithermal gold-silver mineralization, just south of a privately-held opal mine about nine miles northeast of near the town of Spencer, Idaho.  The Company believes that the property has the potential to host both open-pit and underground gold deposits.

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

The State of Montana has banned the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold. Since Timberline’s Montana prospects are for silver and copper only, this ban does not affect our plans for this property in Montana.

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

Agreement with Sterling Mining Company

In November 2004, the Company signed a Mineral Lease Agreement with Sterling for a twenty-year lease on the four claim groups described above.  While Sterling retains the lease on these properties, any work program will be performed and paid for by Sterling.  Consideration for the Agreement included a cash payment of $19,600 for expenses incurred in staking the claims, and forgiveness of loans totaling $65,000 in principal and accrued interest of $2,669.  The Agreement calls for Sterling to make annual lease payments of $5,000 per claim group retained in the Agreement, beginning on June 1, 2007, and to pay a 1-percent NSR royalty on any production from the claims that are subject to the Agreement.  In August 2008 Sterling terminated the Mineral Lease Agreement

Overview of Regulatory, Economic and Environmental Issues

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

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Information regarding our Annual Meeting of Stockholders was filed with Securities and Exchange Commission under cover of a Current Report on Form 8-K on August 27, 2008 and is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was listed on the NYSE Alternext US LLC, formerly the American Stock Exchange, on May 12, 2008 and is quoted under the trading symbol “TLR”.  The high and low sale prices for our common stock as quoted on the NYSE Alternext US LLC and the OTCBB were as follows:

Period(1)	High	Low

2008
First Quarter	$4.35	$2.50
Second Quarter(2)	$4.40	$2.65
Third Quarter	$2.99	$0.80
Fourth Quarter(3)	$1.50	$0.23

2007
First Quarter	$2.94	$1.25
Second Quarter	$4.35	$2.21
Third Quarter	$5.70	$3.01
Fourth Quarter	$5.15	$3.03

2006
Fourth Quarter	$1.55	$0.64

(1) Quarters indicate calendar year quarters. (2) Our common stock began trading on the American Stock Exchange on May 12, 2008 (3) Through December 26, 2008

The above quotations for the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On December 26, 2008, the closing sale price for our common stock was $0.40 on the NYSE Alternext US LLC.

As of December 26, 2008, we had 34,330,459 shares of common stock issued and outstanding, held by approximately 750 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2008.

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

On August 22, 2008, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provides for 7,000,000 shares of common stock for awards under the plan.

Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,946,668 (1)		2,644,165
Equity compensation plans not approved by security holders
TOTAL	3,946,668 (1)		2,644,165

(1)   In February 2005, our Board adopted the 2005 Equity Incentive Plan which was approved by shareholders on September 23, 2005.  This plan authorizes the granting of up to 750,000 non-qualified 10 year stock options to Officers, Directors and consultants. In August 2006, the Board adopted the Amended 2005 Equity Incentive Plan which was approved by shareholders on September 22, 2006. This amended plan increases the number of non-qualified 10 year stock options that are authorized to be issued to Officers, Directors and consultants to 2,750,000. On August 22, 2008, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provides for 7,000,000 shares of common stock for awards under the plan.

As to the options granted to date, there were none exercised during the year ended September 30, 2008.  For the year ended September 30, 2007, 409,167 options were exercised.

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

Overview

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with the management appointments of John Swallow and Paul Dircksen, the addition of Randal Hardy, our acquisition of a drilling services company, and the acquisition of Butte Highlands, we continue to advance our business plan.    Prior to our new business model, the addition of new management, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses.

Our 2008 results demonstrate our objectives:  become listed on the NYSE Alternext US LLC, formerly the American Stock Exchange, advance the acquisition of Small Mine Development, moderate the growth of our drilling services business with a focus on responsible management and sustained profitability, and focus our exploration efforts on the advancement of the Butte Highlands project.

The year commenced with seemingly unprecedented demand within our industry.  That environment became overshadowed as the credit crisis, global deleveraging, and hedge fund blow-ups gained momentum and adversely impacted the plans of many companies – including Timberline.  In addition to the economic challenges, our industry dealt with rising input costs, high oil prices, increased labor costs, a dearth of experienced labor/management, and a number of other challenges.  Toward the end of the year and subsequent to year end, decreased demand and deteriorating economic conditions have resulted in a more balanced level of input costs and availability of labor.  It should be noted that the price of gold, our main focus, has remained relatively steady over the past year while other commodities have experienced extreme price corrections.

During the year, after a lengthy application and review process, the Company became listed on the NYSE Alternext US LLC, formerly the American Stock Exchange, and began trading under the symbol TLR.  Also during the year, and after another lengthy process, we received approval from the SEC to move forward with the Small Mine Development (SMD) acquisition.  In August we received approval from shareholders to proceed with funding and consummation of the acquisition.  In October 2008, based on deteriorating market conditions, the proposed SMD acquisition was terminated.

In August, the Company began the first of what would become a four-hole drill program on the Butte Highlands Gold project.  Subsequent to year end, the Company announced that the most encouraging hole-to-date, BH-DDH 08-03, was drilled 100 feet northwest of previously-tested mineralization boundaries. The hole returned several mineralized gold intervals, including 2.0 feet of 0.62 ounces per ton (oz/t), 37.0 feet of 0.22 oz/t, 5.0 feet of 0.26 oz/t, 9.0 feet of 0.43 oz/t, and 35.0 feet of 0.14 oz/t. These results demonstrate the northwest extension of the Upper, Middle, and Lower zones, while the latter two intervals comprise a new discovery at depth, a potential offset portion of previously-identified zones. Our exploration staff believes both the extension and the discovery have the potential to greatly increase mineralization estimates at Butte Highlands.  Subsequent to year end, the Company announced plans for a 50/50 JV with Small Mine Development on the development and advancement of the project into production.

It is the opinion of management that projects similar to Butte Highlands are a good fit for the current environment and the unique qualifications of our people and strategic partners.  As a result, subsequent to year end, the Company announced it will not focus on early stage properties or continue to expend capital or time on the Conglomerate Mesa project, unless it can be done at a minimal cost to the company.  Company management believes these projects have value, however, given the complexities and challenges of some of the property agreements, the current economic environment and our strategic partnership with Small Mine Development, a more refined focus is warranted at this time.

Subsequent to fiscal year end, the Company announced termination of the agreement to acquire SMD.  For most of the year, management expended considerable effort, focus and expense on the acquisition process.  However, in these unprecedented market conditions, it proved extremely difficult to complete the acquisition of SMD under acceptable terms. Therefore, we jointly agreed that the unpredictability in the current economic climate presented too great of a risk to the Company and our shareholders. Given the uncertainty of the marketplace and credit markets, we believe that our strategic partnership with SMD at Butte Highlands provides an excellent opportunity for our shareholders by placing our most-advanced project on a development track with considerably less share dilution. We believe this partnership is a model for future opportunities in underground mine development and mining with SMD.

Also subsequent to year-end, in conjunction with its announced plans to form a 50/50 Joint Venture with Small Mine Development for the advancement of the Butte Highlands project, the Company announced the completion of a $10 million debt/equity financing to retire the $8 million bridge loan facility and for working capital. See the discussion under the section heading “Management’s Discussion and Analysis – Financial Condition and Liquidity” below for a more detailed description of the financing.

Management Forecast for 2009:  Key Issues, Challenges, and Opportunities

Recap of 2008 Goals and Objectives:

-

Complete the listing process and begin trading on the NYSE Alternext US LLC, formerly the American Stock Exchange. (Completed listing process and began trading.)

-

Complete due diligence and close the acquisition of SMD.  (Received shareholder approval in August, however economic crisis and changes within our industry prevented completion of acquisition.  Acquisition terminated subsequent to year-end.).

-

Achieve substantially increased profitability to further our business model. (Management transition and focus on proper corporate culture supportive of profitable operations.)

-

Complete exploration and drilling programs at several project sites.  (Drilled and dropped the Downeyville project. Explored a number of early stage properties. Drilled Butte Highlands early in year and more successfully later in year.)

-

Increase our exploration activity with reduced financial risk through increased use of strategic partnerships with larger mining and exploration companies.  (Announced 50/50 Joint Venture with SMD subsequent to year end.)

-

Continue evaluating additional merger and acquisition opportunities in both mining services and mineral exploration.  (This is an ongoing and active process and, where appropriate, utilizing our exploration and  drilling personnel as well as SMD.)

Looking at the year ahead, Company management believes, at this time, the industry slowdown and lack of available funding will adversely impact the ability for many companies to advance early stage properties and/or larger projects requiring significant capital expenditures.  Furthermore, it is our opinion, that companies with no source of current or future revenue, overly leveraged balance sheets, diluted share structures, or the need to go to the equity markets to raise capital could have a difficult time going forward.  While we anticipated certain structural issues we felt would be bullish for precious metals, notably gold, the magnitude and all-encompassing nature of the current crisis and deleveraging have impacted our business along with many others.  We have not escaped the impact of the industry downturn or economic crisis; however we feel that our business model remains a viable alternative for our shareholders especially given the current economic conditions.

Timberline has a “revenue backed” exploration model.  Share structure is important to management and our shareholders.  We focused on having sources of revenue, other than the continual sale of equity, to finance the Company and/or its projects.  Firms with larger cash positions are to be commended at this time, as it can be assumed their money was raised at higher stock prices, however most do not have a source of revenue other than those stock sales.  They may be able to advance their projects to production without additional and potentially dilutive financings.  A main strategic difference between Timberline and many other “exploration only” companies is that we chose to invest our resources and cash flow into ongoing revenue generating entities.

At Timberline we have two sources of revenue and have focused our efforts mainly on underground drilling for developing or producing companies.  While this strategy has allowed us to continue providing services to our largest customers, we have been and are focused on “right sizing” the operations to fit the current demand in the industry.  This is an ongoing process that is becoming more refined as we move into 2009.

Many companies are greatly reducing their operating and capital costs and Timberline is no exception.  We anticipate this mindset will remain in place for the foreseeable future until we recognize legitimate and meaningful signs of recovery in the segment of the market we serve.  The challenges within our industry are many and varied, yet we remain confident that our cost cutting measures and underground focus in our drilling divisions will allow us to maintain our position within the marketplace.  Our refined exploration focus on nearer term production situations fits with our strategic partner, SMD, and will allow us to evaluate projects that many companies are not in the position to evaluate.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t necessarily need a higher gold price in order for our business model to move forward.  As a company we are focused on our drilling subsidiaries, advancing Butte Highlands and evaluating new opportunities.  We are not waiting around and working (or reworking) old ideas or projects.  We have evaluated a number of projects and opportunities in both the services and production sides of the business and will continue to do so in 2009.  Our industry and the world have changed in the past year and we anticipate a number of changes in the year ahead.  We will continue to look for opportunity at every turn.

As we have previously stated and firmly believe, our corporate objective is to provide investors with significant exposure to both the ‘picks and shovels’ and ‘blue sky’ aspects of our industry.  We believe that our business model is highly scalable and uniquely well-positioned to take advantage of the environment that currently exists in the mining and exploration industries and provides us the flexibility to evaluate a wide range of opportunities going forward.   We feel we have the knowledge base to continue to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Mine Services

Timberline Drilling and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services, with their two largest clients being Newmont Mining and Exploraciones Mineras Penoles S.A. de C.V., respectively.  Both units specialize in underground, hardrock core drilling – a niche business that we believe is well-positioned as the industry matures and exploration projects are advanced into producing mines.  Our underground focus has also provided a solid base of operations as a large percentage of the above-ground and more speculative exploration drilling has been cut back and/or delayed during the current industry slowdown.

Revenue growth at Timberline Drilling and WWE were substantial over the past year, and it was WWE that once again demonstrated strong performance under the management of Paul Elloway.  It became apparent over the past year that while growth was aggressive at the U.S. operations, a more moderate rate of growth - or no growth - would be prudent, and that a focus on proper management and sustainable profitability was warranted.  In May we undertook a management transition at the U.S. operations, which included a severance package for, and the resignations of, David Deeds and Doug Kettle.  Martin Lanphere was hired as the new President of Timberline Drilling effective May 15.

On June 27, 2008, the Company redeemed and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock from David Deeds and Doug Kettle for $7,500,000. The remaining 1,175,000 Series A Preferred Stock were converted to Common Stock by the Kettle Shareholders and sold to a third party investor.

At Timberline Drilling, there is a significant liability on the Company’s balance sheet related to unpaid delinquent payroll taxes for payrolls dated during the period from January 1, 2008 through May 15, 2008.  Subsequent to the end of the fiscal year, the Company met with a representative of the Internal Revenue Service who indicated that she will be initiating an investigation into the parties responsible for the non-payment of the trust fund taxes.  The Company has turned over to the IRS certain requested information pertaining to the aforementioned time period.

We began the year with rapid growth and potential for drilling services throughout the industry and concluded the year with global economic crisis and deleveraging impacting virtually every business category – including the demand for drilling services.  Proper management is important at all times, but is especially important during the challenges we faced during the previous year.

Mineral Exploration

We began the year with a drill program at Butte Highlands.  That program was concluded early due to the inability to reach required hole depth, poor weather conditions, and the onset of winter.  Later in the year, we evaluated, drilled, tested and subsequently dropped our early stage Downeyville property.  For most of the year we spent considerable time and expense on the advancement of the Conglomerate Mesa project in California.  While we feel there is still potential in the area, the lack of flexibility by the property owners in restructuring our agreement to recognize the economic crisis, changing industry dynamics, challenges in California, and the prevailing political climate did now allow for us to continue advancement of the project.  Thus, we decided subsequent to year end to drop the property and take a write-down of the project.  Also during the year, we continued to evaluate and advance the East Camp Douglas project through not only our own staff, but through the use of consulting geologists.  In addition to the larger, more advanced properties, we also evaluated a number of early stage properties.

During the year we continued to advance the Butte Highlands project with additional geological evaluation and began a drill program in August that was concluded subsequent to year end. Results from that program are very promising, with the potential for the extension of known mineralized areas as well as a potential new discovery. Our exploration staff believes both the extension and the discovery have the potential to greatly increase mineralization estimates at Butte Highlands. In addition to evaluation, exploration and drilling, we announced subsequent to year end a joint venture and strategic partnership with SMD on the Butte Highlands project.

Our management and geologists have a more refined focus and remain committed to providing exploration “blue sky” and potential for discovery to our investors.  We were much more active on our projects in 2008, however our industry (and the world) changed considerably over the past year and our focus has changed accordingly.

Looking ahead, it is the opinion of management that our primary commodity focus should be on gold, and to a lesser extent on silver in the precious metals area.  Furthermore, we believe that projects similar to Butte Highlands are a good fit for the current environment and the unique qualifications of our people, drilling subsidiaries and strategic partners.  We do not plan to focus on early stage properties or expend capital or time on the larger Conglomerate Mesa type projects unless it can be done at a minimal cost to the Company, and not at the cost of advancing or acquiring more advanced stage properties.  We have evaluated, and will continue to evaluate, projects that may fit our new focus.

Results of Operations for Years Ended September 30, 2008 and 2007

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the year ended September 30, 2008, we reported $31,728,617 in revenue compared to $19,233,406 in fiscal 2007.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $22,660,556 from Timberline Drilling and

$9,068,061 from WWE.  Our revenue increase was primarily due to an increased number of drill rigs in service during this year.  Gross profit from Timberline Drilling and WWE was $3,989,352 and $2,799,766, respectively for the year ended September 30, 2008.

Our overall after tax net loss for the year ended September 30, 2008 was $10,103,696 compared to an overall net loss of $2,688,378 for the year ended September 30, 2007.  Our net loss after income taxes for the year ended September 30, 2008 is comprised of a loss of $7,966,645 for Timberline Corporate and Exploration, a loss of $3,401,329 for Timberline Drilling, offset by a gain of $1,264,278 at WWE.

Timberline Corporate and Exploration Division

The after tax net loss of $7,966,645 combined for Timberline Corporate and the Exploration division is comprised of exploration expenditures of $2,387,862, non-cash charges of $2,149,839, other general and administrative costs of $2,569,727, and interest expense of $975,586 less interest income of $116,369.  Exploration expenditures include a $578,391 writedown of previously capitalized costs related to our Conglomerate Mesa property. A significant portion of other general and administrative costs during the year were related to legal and accounting costs associated with our proposed acquisition of SMD and our definitive proxy.  Included in the non-cash charges are expenses related to common stock issuances to employees and stock options that vested during the year.  Also included in the non-cash charges is $148,646 in Depreciation and Amortization.

Timberline Drilling and WWE

For the year ended September 30, 2008, Timberline Drilling had revenues of $22,660,556 as compared to $15,440,806 for the year ended September 30, 2007.  WWE had revenues of $9,068,061 for the year ended September 30, 2008 as compared to $3,792,600 for the year ended September 30, 2007.

For the year ended September 30, 2008, Gross profit from Timberline Drilling and WWE was $3,989,352 and $2,799,766, respectively, as compared to $3,018,656 for Kettle and $1,473,162 for WWE for the year ended September 30, 2007.

Timberline Drilling and WWE had general and administrative expenses of $7,001,869 and $736,947 respectively for the year ended September 30, 2008 as compared to $3,644,750 for Timberline Drilling and $900,815 for WWE for the year ended September 30, 2007.  Timberline Drilling’s general and administrative expenses include $1,880,590 in one-time severance costs related to the management transition that was undertaken during the year.

Financial Condition and Liquidity

At September 30, 2008, we had assets of $20,369,787 consisting of cash in the amount of $737,503; restricted cash of $286,410; accounts receivable, net of allowance for doubtful accounts, in the amount of $3,499,371; materials and supplies inventory valued at $2,045,223; property, mineral rights, and equipment, net of depreciation of $9,224,550; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524; and other assets of $1,768,206.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon the revenues generated by our mine services subsidiaries, however, the recent economic instability make it difficult for the Company’s management to accurately predict revenues from these services into the 2009 fiscal year.  If revenues from our mine services subsidiaries decline, our exploration activities and other operations will be reliant upon equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

In June of 2008, the Company and Auramet Trading, LLC (which we refer to as Auramet) signed an indicative term sheet under which Auramet would provide an $8.0 million loan to the Company, at the Company’s request, at any time before June 30, 2008.   Pursuant to the fee terms of the term sheet, the Company paid a fee equal to 4% of the principal amount of the loan and issued 160,000 common shares of the Company to Auramet after the Company’s drawdown of the loan on June 27, 2008.

Subsequently in June of 2008, pursuant to the term sheet and subject to the terms laid out in a promissory note between the Company and Auramet, Auramet provided $8.0 million to the Company, $7.5 million of which was used to repurchase 3,525,000 shares of Series A Preferred Stock from Douglas Kettle, the sole holder of the Series A Preferred Shares, pursuant to a repurchase agreement between the Company, Douglas Kettle and Auramet.  Of the 4,700,000 Series A Preferred Shares held by Mr. Kettle, the Company repurchased and cancelled 3,525,000 Series A Preferred Shares for $7.5 million.  Pursuant to the Series A Preferred Shares Agreement, the remaining 1,175,000 Series A Preferred Shares were converted to 1,175,000 common shares of the Company and purchased from Mr. Kettle by a private investor.  Upon closing of the above transactions, no Series A Preferred Shares remain outstanding.

In accordance with Auramet providing the Company with $8.0 million ($7.5 million of which was paid to Mr. Kettle as described above), the Company entered into a promissory note with Auramet.

Our recent financing with Ron Guill and SMD, as described below, permitted us to pay-off the $8.0 million loan from Auramet.

Management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or mine services operations.

Subsequent events affecting liquidity and capital resources

On October 31, 2008, the Company entered into two convertible notes (as described below), one with Ron Guill, a director of the Company, and his wife, Stacey Guill, and the other with SMD, a company owned by Mr. Guill.  Each of the notes was made for a principal amount of $5 million dollars for an aggregate of $10 million, and both are convertible into the Company’s common stock, as described below.  The Company used the proceeds of the notes to pay off the $8.0 million loan (plus any applicable interest) previously provided to the Company by Auramet Trading, LLC (“Auramet”) and described in the Company’s Form 8-K filed on July 3, 2008 (such loan is hereafter referred to as the “Auramet Loan”) and for general working capital purposes.

The Convertible Term Note

On October 31, 2008, the Company entered into a series of agreements with SMD in connection with a $5 million loan from SMD. The loan documents included: a convertible note (the “Convertible Term Note”), a credit agreement (the “Credit Agreement”), a collateral assignment and pledge of stock and security agreement (the “Pledge Agreement”), a security agreement (the “Security Agreement”) and a right of first refusal over the Company’s Butte Highlands property (the “Right of First Refusal”).

The Convertible Term Note has a principal amount of $5.0 million and is secured pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc. (“TDI”), a wholly-owned Company subsidiary incorporated in Idaho, pursuant to the Pledge Agreement, the shares of which were previously pledged to Auramet but were released upon payment of the Auramet Loan on October 31, 2008, and a deed of trust to be entered into covering the Company’s Butte Highlands property in Silver Bow county, Montana (the “Butte Highlands Property”).

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest payments due at maturity. The Convertible Term Note is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into any equity security other than the Company's common stock issued by the Company at the issuance price. The Convertible Term Note must be repaid on or before October 31, 2010, and may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

Under the Right of First Refusal, the Company granted SMD a right of first refusal to purchase the Butte Highlands Property on the same terms as those of any bona fide offer from a third-party upon 60 days’ notice from the Company of any such offer. In addition, the Company granted SMD a right to develop the Butte Highlands Property on the same terms as those of any bona fide offer to develop the property from a third-party upon 60 days’ notice from the Company of any such offer.

The Short-Term Convertible Note

In addition, on October 31, 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”), a subscription agreement (the “Subscription Agreement”), a collateral assignment and pledge of stock and security agreement (the “STN Pledge Agreement”), and a security agreement (the “STN Security Agreement”) with Ron and Stacey Guill in connection with a loan for $5 million dollars. Upon approval for listing of the shares issuable under the Short-Term Convertible Note from the NYSE Alternext, the Short-Term Convertible Note will be automatically converted into common stock as described below.

The Short-Term Convertible Note automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) upon approval of the issuance of the additional shares for listing by the NYSE Alternext US LLC on December 19, 2008.  Under the Subscription Agreement, Mr. and Mrs. Guill subscribed to purchase 5,555,556 shares of the Company’s common stock at a price of $0.90 per share as “accredited investors” as defined under Regulation D of the Securities Act of 1933, as amended. Should the Company decide to issue and sell any equity securities or securities convertible into equity securities, the Subscription

Agreement also obligates the Company to offer a pro rata share of such securities to Mr. and Mrs. Guill on the same terms and conditions as the proposed sale and issuance.

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

Intangible Assets

Intangible assets from the acquisition of Kettle Drilling, including employment contracts and customer drilling contracts, are stated at the estimated fair value at the date of acquisition.  Amortization of employment contracts was initially calculated on a straight-line basis over a useful life of three years.  Amortization of the drilling contracts was calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts will be periodically tested for impairment. At September 30, 2008 all intangible assets (excluding goodwill) were fully amortized.

Materials and Supplies Inventory

The Company values its inventories at the lower of average cost or market.  Allowances are recorded for materials and supplies inventory considered to be in excess or obsolete. Materials and supplies inventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of materials and supplies inventory previously used in drilling and still considered useable, is valued at 25-90% of cost depending on remaining life expectancy.

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

Goodwill

Goodwill relates to the acquisition of Kettle Drilling.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. There was no impairment loss revealed by this test as of September 30, 2008.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The Company has not yet determined the effect that adoption of SFAS 157 may have on the results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141R.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The Statement is effective for consolidated financial statements issued for fiscal years and periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

Contractual Obligations

As of September 30, 2008, we had the following non-cancelable contractual obligations:

The Company finances a substantial portion of their core drill purchases through capital leases. The capital lease obligations as of September 30, 2008 and 2007 were $1,130,207 and $1,257,875, respectively. Future minimum lease payments at September 30, 2008 for the related obligations under capital leases were:

Year Ending September 30,
2009	$ 516,519
2010	417,916
2011	190,180
2012	5,592
Total Minimum Lease Payments	1,130,207
Less Amount Representing Interest	(104,546)
Present Value of Minimum Lease Payments	1,025,661
Less Obligations Due within One Year	(448,127)
Obligations Under Capital Leases, Due after One Year	$ 577,534

Long-term debt at September 30, 2008 and 2007, respectively, consisted of the following:

	September 30, 2008	September 30, 2007
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $ per month, at rates ranging
from 0.9% to 9.5% with a weighted average interest rate of
approximately 7%. The notes are collateralized by the vehicles
and equipment that they represent.	$588,369	$872,172

Less Current Portion	(250,638)	(300,638)

	$337,731	$571,534

As of September 30, 2008, debt outstanding will mature as follows:

2009	$ 250,638
2010	204,191
2011	106,582
2012	21,013
2013	5,945
Total	$ 588,369

A substantial portion of the Company’s core drill purchases are financed through capital leases.  Payment for the fiscal year ending September 30, 2008 under these capital leases was $485,084.  The following fiscal year payments are due under these leases: $516,519 (2009), $417,916 (2010), $190,180 (2011) and $5,592 (2012).

Timberline Drilling also owns a fleet of vehicles, trucks and fork-lifts for its drilling operations.  Other equipment and vehicles were financed with notes collateralized by the equipment or vehicles. Monthly payments under the notes at September 30, 2008 were $413,226. The following fiscal year payments are due under these financing arrangements: $250,638 (2009), $204,191 (2010), $106,582 (2011) and $21,013 (2012).

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $294,553 in the fiscal year ending September 30, 2008. The current leases call for total payments of $304,206 in fiscal year 2009.

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

September 30, 2008 and 2007

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Auditors

36

Consolidated balance sheets

37

Consolidated statements of operations

38

Consolidated statements of stockholders’ equity

39-40

Consolidated statements of cash flows

41-42

Notes to consolidated financial statements

43-62

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
1105 W. Francis, Suite A
Spokane, Washington 99205

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Timberline Resources Corporation

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation ("the Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberline Resources Corporation as of September 30, 2008 and 2007, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

December 23, 2008
Spokane, Washington

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$737,503	$3,949,988
Accounts receivable, net of allowance for doubtful accounts of
$150,740 and none , respectively	3,499,371	3,882,275
Materials and supplies inventory	2,045,223	1,925,392
Deferred offering and acquisition costs	923,957	-
Deferred financing cost, net	202,550	-
Prepaid expenses and other current assets	481,529	380,361
TOTAL CURRENT ASSETS	7,890,133	10,138,016

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	9,224,550	8,008,928

OTHER ASSETS:
Restricted cash	286,410	802,860
Deposits and other assets	160,170	147,058
Intangible assets, net of accumulated amortization	-	105,557
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,255,104	3,863,999
TOTAL ASSETS	$20,369,787	$22,010,943

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$-	$599,065
Accounts payable	2,159,857	3,617,165
Accrued expenses	945,809	220,578
Accrued offering and acquisition costs	923,957	-
Accrued payroll and benefits	566,177	532,591
Notes payable - related parties	-	787,000
Put option on common stock	92,336	-
Accrued taxes	2,089,899	191,458
Accrued severance	400,000	-
Deferred revenue	27,315	250,000
Current portion of capital leases	448,127	476,032
Current portion of notes payable	250,638	300,638
TOTAL CURRENT LIABILITIES	7,904,115	6,974,527

LONG-TERM LIABILITIES:
Bridge loan financing	8,000,000	-
Obligation under capital leases, net of current portion	577,534	647,416
Notes payable, net of current portion	337,731	571,534
TOTAL LONG-TERM LIABILITIES	8,915,265	1,218,950

COMMITMENTS AND CONTINGENCIES (NOTE 13)	-	-

TEMPORARY EQUITY
Series A Preferred stock, $0.01 par value; liquidation and redemption value none and $2,738,500, respectively; 5,000,000 shares authorized,
none and 4,700,000 shares issued and outstanding, respectively	-	1,880,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 28,739,903 and 24,801,108 shares issued
and outstanding, respectively	28,739	24,801
Common stock subscribed	-	(802,761)
Additional paid-in capital	21,343,416	20,433,478
Accumulated deficit	(17,821,748)	(7,718,052)
TOTAL STOCKHOLDERS' EQUITY	3,550,407	11,937,466
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY	$20,369,787	$22,010,943

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2008	2007

REVENUES	$31,728,617	$19,233,406

COST OF REVENUES	24,939,499	14,741,588

GROSS PROFIT	6,789,118	4,491,818

OPERATING EXPENSES:
Mineral exploration expenses	2,387,862	530,137
Salaries and benefits	4,639,291	2,562,214
Insurance expense	1,502,914	560,402
Professional fees	1,207,834	450,119
Severance benefits	1,880,590	-
Other general and administrative expenses	3,227,753	2,612,977
Loss on sale of equipment	209,444	31,402
TOTAL OPERATING EXPENSES	15,055,688	6,747,251

LOSS FROM OPERATIONS	(8,266,570)	(2,255,433)

OTHER INCOME (EXPENSE):
Other income	59,415	54,638
Interest income	167,637	31,797
Interest expense	(1,331,928)	(409,380)
TOTAL OTHER EXPENSE	(1,104,876)	(322,945)

NET LOSS BEFORE INCOME TAXES	(9,371,446)	(2,578,378)

INCOME TAX EXPENSE	(732,250)	(110,000)

NET LOSS	$(10,103,696)	$(2,688,378)

EXCESS CONSIDERATION PAID ON REDEMPTION OF
PREFERRED STOCK	(6,090,000)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,193,696)	$(2,688,378)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.60)	$(0.15)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	27,212,826	19,155,693

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity
Balance, September 30, 2006	14,356,921	$14,357	$-	$8,479,403	$(5,029,674)	$3,464,086

Common stock and warrants
issued for cash ast $0.65 per
unit, net of offering costs	4,200,000	$4,200	$-	$2,415,360	$-	$2,419,560

Common stock and warrants
issued for cash at $2.75 per
unit, net of offering costs	1,780,972	1,781	-	4,858,400	-	4,860,181

Stock subscription receivable	-	-	(802,761)			(802,761)

Common stock issued for
warrants exercised	2,772,271	2,772	-	2,658,393	-	2,661,165

Common stock issued for
conversion of Series A preferred stock	300,000	300	-	119,700	-	120,000

Common stock issued for
options exercised	347,544	347	-	20,669	-	21,016

Common stock issued for services	757,600	758	-	947,432	-	948,190

Common stock issued for
land purchase payments	108,000	108	-	215,892	-	216,000

Common stock issued for mineral rights	200,000	200		404,800	-	405,000

Common stock issued for
land lease payments	2,000	2	-	4,998	-	5,000

Common stock bonuses to employees	25,800	26	-	88,564	-	88,590

Cancel duplicate shares	(50,000)	(50)	-	50	-	-

Vested portion of stock
options granted	-	-	-	219,817	-	219,817

Net loss	-	-	-	-	(2,688,378)	(2,688,378)
Balance, September 30, 2007	24,801,108	$24,801	$(802,761)	$20,433,478	$(7,718,052)	$11,937,466

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Common stock and warrants
issued for cash at $2.75 per
unit, net of offering costs	845,722	846	-	2,190,120	-	2,190,966

Cash received on stock subscription	-	-	802,761	-	-	802,761

Excess cash paid on redemption of
Series A preferred stock	-	-	-	(6,090,000)	-	(6,090,000)

Common stock issued for warrants exercised	1,708,273	1,708	-	1,706,565	-	1,708,273

Correction of shares outstanding	9,800	9	-	(10)	-	(1)

Common stock bonuses to employees	40,000	40	-	135,960	-	136,000

Common stock issued for conversion of	1,175,000	1,175	-	468,825	-	470,000
Series A preferred stock

Common stock issued in connection with
bridge loan financing	160,000	160	-	484,640	-	484,800

Vested portion of stock
options granted	-	-	-	2,013,838	-	2,013,838

Net loss	-	-	-	-	(10,103,696)	(10,103,696)

Balance, September 30, 2008	28,739,903	$28,739	$-	$21,343,416	$(17,821,748)	$3,550,407

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,103,696)	$(2,688,378)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,445,295	1,144,695
Allowance for doubtful accounts	150,740	-
Loss on sale of equipment	209,444	31,402
Inventory writedown	535,658	-
Share based compensation	2,149,839	1,028,597
Change in fair value of put option	92,336	-
Common stock issued for mineral agreement and leases	-	5,000
Impairment of mineral rights	578,391	-
Changes in assets and liabilities:
Accounts receivable	(518,396)	(2,576,779)
Materials and supplies inventory	(655,489)	(1,059,826)
Prepaid expenses and other current assets, deposits and other assets	(64,280)	(201,509)
Accounts payable	(1,457,308)	2,295,313
Accrued expenses	774,895	272,325
Accrued payroll and benefits	33,586	-
Accrued taxes	1,898,441	-
Accrued severance	400,000	-
Deferred revenue	(222,685)	250,000
Deferred offering costs	(923,957)	-
Accrued offering costs	923,957	-
Accrued interest - related party payables	-	(23,121)
Deferred lease income	-	(23,272)
Net cash used by operating activities	(4,753,229)	(1,545,553)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(2,044,385)	(2,246,703)
Change in restricted cash	516,450	(802,860)
Purchase of land	(51,477)	(405,000)
Purchase of mineral rights	(139,391)	(150,000)
Purchase of investment in equity security	(50,000)	-
Proceeds from sale of equipment	71,923	16,294
Net cash used by investing activities	(1,696,880)	(3,588,269)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from bridge loan financing	8,000,000	-
Redemption of Series A preferred stock	(7,500,000)	-
Deferred financing cost	320,000	-
Net proceeds from line of credit	-	599,065
Proceeds from related party notes payable	60,000	-
Payments on related party notes payable	(847,000)	(660,525)
Payments on notes payable	(413,226)	(254,608)
Payments on capital leases	(485,084)	(491,529)
Payment of note payable to bank	(599,065)	-
Proceeds from exercise of options	-	21,017
Proceeds from exercise of warrants	1,608,873	2,661,165
Collection of common stock subscriptions	802,761	-
Proceeds from issuances of stock and warrants,
net of stock offering costs	2,290,364	6,476,980
Net cash provided by financing activities	3,237,623	8,351,565

Net increase (decrease) in cash	(3,212,486)	3,217,743
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,949,988	732,245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$737,503	$3,949,988

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid in cash	$606,000	$409,380
Income taxes paid in cash	202,964	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for land	$-	$216,000
Common stock issued for mineral rights	-	405,000
Common stock issued for prepaid expenses and deposits	-	228,000
Account receivable exchanged for equipment	700,895	-
Capital lease for equipment purchase	387,297	412,797
Note payable issued for equipment purchase	129,423	686,416
Series A preferred stock exchanged for common stock	470,000	3,000
Common stock issued in connection with bridge loan financing	484,800	-

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

In 2006, the Company acquired Kettle Drilling, Inc. (“Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).  Kettle provides drilling services to the mining and mineral exploration industries across North America and worldwide. In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the united states of america and have been consistently applied in the preparation of the financial statements.

b.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Timberline Drilling and World Wide after elimination of the intercompany accounts and transactions.

c.

Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

d.

Fair Value of Financial Instruments – The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued expenses, and are carried at fair value. The carrying value of restricted cash, notes payable, capital leases, related party notes payable, bridge loan financing and derivatives approximate fair value based on the contractual terms of those instruments at September 30, 2008 and 2007.

e.

Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

f.

Restricted Cash – Restricted cash represents investments in money market funds and are restricted as collateral for various financing arrangements and bonds held for exploration permits.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

h.

Investments – We determine the appropriate classification of our investments at the time of purchase. The Company owns 1,240,000 restricted shares of Rae Wallace Mining Company, a private corporation and related party.  The investment is recorded in deposits and other assets at cost ($50,000) which management believes approximates fair market value at September 30, 2008.

i.

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

j.

Intangible Assets – Intangible assets, including employment contracts and customer drilling contracts, arose from the acquisition of Kettle Drilling in 2006 and are stated at estimated fair value at the date of acquisition.  Amortization of employment contracts was initially calculated on a straight-line basis over a useful life of three years.  Amortization of the drilling contracts was calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of intangible assets is periodically tested for impairment.  At September 30, 2008 all intangible assets (excluding goodwill) were fully amortized.

k.

Accounts Receivable – Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.   Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.  The allowance for doubtful accounts was $150,740 and $0 at September 30, 2008 and 2007, respectively.

l.

Materials and supplies inventory –- The Company values its materials and supplies inventory at the lower of average cost or market.  Allowances are recorded for inventory considered to be in excess or obsolete. Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The value of used inventory, if considered still usable, is valued at 25-90% of cost depending on remaining life expectancy. During the year ended September 30, 2008 the Company undertook a detailed materials and supplies inventory analysis and determined that a charge to cost of revenues of $535,658 was appropriate to reflect the net realizable value of the materials and supplies inventory. At September 30, 2008 and 2007, the Company had materials and supplies inventories of $2,045,223 and $1,925,392, respectively.

m.

Property and Equipment –- Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is approximately three to fifteen years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

n.

Assets Held under Capital Leases – Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

o.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – The Company reviews the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, it was determined that an impairment in the value of our Conglomerate Mesa property existed at September 30, 2008.  As a result, the entire carrying value of the property of $578,391 was written off to mineral exploration expenses during the year.  No other properties were determined to be impaired at September 30, 2008.

p.

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

q.

Translation of Foreign Currencies – All amounts are presented in US dollars. World Wide’s operations in Mexico are translated at average rates of exchange for the year. The assets and liabilities of the Mexico operations are translated at the exchange rate in effect at the balance sheet date. Foreign translation and transaction gains/(losses) of $(58,865) and $12,435 for the years ended September 30, 2008 and 2007, respectively, have been included in the current period net income (loss) as other income (expense).

r.

Stock-based compensation – The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”) The Company has chosen to use the modified prospective transition method under SFAS 123(R).

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. At present, the Company is continuing to use the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

s.

Goodwill – Goodwill relates to the acquisition of Timberline Drilling.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted expected cash flow analysis is used to determine fair value.  There was no impairment loss revealed by this test as of September 30, 2008 or 2007.

t.

Net Loss per Share – Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

On June 27, 2008, the Company redeemed and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock for $7,500,000 (see Note 13).  Due to the lack of retained earnings, the excess amount paid is recorded as a reduction in Additional Paid-in Capital of $6,090,000.  This excess is treated similarly to a dividend for purposes of calculating EPS.

The dilutive effect of convertible and exercisable securities as of September 30, 2008, is as follows:

Stock options	3,946,668
Warrants	2,301,734
Total possible dilution	6,248,402

At September 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

u.

Derivative Instruments – The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations. These authoritative pronouncements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. At September 30, 2008 the Company has a written put option related to a bridge loan financing agreement that is recognized as a liability of $92,336 based on its estimated fair value (See Note 5).

v.

New accounting pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The Company has not yet determined the effect that adoption of SFAS 157 may have on the results of operations or financial position.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141R.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements.  The Statement is effective for consolidated financial statements issued for fiscal years and periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

w.

Reclassifications – Certain reclassifications have been made to the 2007 financial statements in order to conform to the 2008 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 3 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights and equipment and accumulated depreciation at September 30, 2008 and 2007:

	Expected
	Useful Lives (years)	2008	2007
Equipment and vehicles	5-10	$10,421,807	$7,652,275
Office equipment and furniture	3-10	258,259	162,320
Land	-	672,477	621,000
Mineral rights	-	116,000	555,000
Leasehold improvements	5-15	145,401	161,450
Total property, mineral rights and equipment		11,613,944	9,152,045
Less accumulated depreciation		(2,389,394)	(1,143,117)
Property, mineral rights and equipment, net		$9,224,550	$8,008,928

Property and equipment includes assets (primarily core drilling equipment) held under capital leases of $2,054,038 and $2,156,861 at September 30, 2008 and 2007. Related amortization of assets held under capital leases included in accumulated depreciation was $482,213 and $229,967 at September 30, 2008 and 2007, respectively (See Note 6).

Depreciation expense for the years ended September 30, 2008 and 2007 was $1,377,488 and $882,196, respectively.

During the year ended September 30, 2008, the Company acquired $700,895 in equipment and vehicles in exchange for outstanding accounts receivable from customers.

NOTE 4 – LINE OF CREDIT:

The Company entered into a line of credit agreement for $600,000 with bankcda on October 13, 2006. The loan bears interest at the bank’s prime lending rate plus 1%. The loan is collateralized by a money market account. The outstanding balance on the line of credit at September 30, 2007 was $599,065.

On June 13, 2008, the Company repaid all amounts outstanding and closed the line of credit as well as the money market account used for collateral.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 5 – BRIDGE LOAN FINANCING:

On June 24, 2008, the Company entered into a bridge loan financing arrangement for $8,000,000 with Auramet Trading, LLC (“Auramet”) under which the Company could draw funds at any time before June 30, 2008.  On June 27, 2008 the Company withdrew $8,000,000, net of a loan origination fee equal to 4% of the principal amount of the loan ($320,000), to redeem the Company’s outstanding Series A Preferred Shares (See Note 13).  The origination fee was recorded as deferred financing costs and is being amortized over the life of the loan.

The loan bears interest at 12% per annum, with interest payable monthly in arrears commencing August 1, 2008, and the principal amount outstanding is due October 31, 2008. The loan is secured by the stock of Timberline Drilling, Inc. The loan agreement includes certain affirmative covenants including a requirement that we maintain current all tax balances owing by the Company.  At September 30, 2008, we were not in compliance with the tax covenant.  As discussed below, the loan was paid in full on October 31, 2008.

Pursuant to the loan’s terms, the Company also issued 160,000 shares of the Company’s common stock to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The fair market value of the 160,000 common shares ($484,800) was recorded on the balance sheet in common stock and additional paid-in capital and discounted on the face value of the note.  The discount is being ratably charged to interest expense over the term of the loan.  In addition, Aurament received a written put option for the 160,000 shares of common stock issued. Ninety days from the maturity date of the bridge loan, on January 29, 2009, Auramet has a onetime option to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.  The option had no value at the date of issuance. The following assumptions were made in estimating fair value: risk-free interest rate of 0.90%; volatility of 99.00%; expected life of 119 days; dividend yield of zero. Based upon the Company’s share price at September 30, 2008, a liability of $92,336 for this put option has been recognized by the Company and the change in fair value of the option was recorded as interest expense.  The effective annual interest rate of the loan, including origination fees, the fair market value of common shares issued and the fair value of the put option, is 46%

Subsequent to year end, the outstanding bridge loan principal amount was repaid in full, see Note 15.

NOTE 6 – CAPITAL LEASES:

The Company finances a substantial portion of their core drilling equipment purchases through capital leases.  Future minimum lease payments at September 30, 2008 for the related obligations under capital leases were:

Year Ending September 30,

2009	$516,519
2010	417,916
2011	190,180
2012	5,592
Total minimum lease payments	1,130,207
Less amount representing interest	(104,546)
Present value of minimum lease payments	1,025,661
Less obligations due within one year	(448,127)
Obligations under capital leases, due after one year	$577,534

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 7 – NOTES PAYABLE:

Notes payable at September 30, 2008 and 2007 consist of the following:

	2008	2007
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $31,066 per month, at rates ranging from 0.9% to 9.5% with a weighted average interest rate of approximately 7%. The notes are collateralized by vehicles, equipment and restricted cash.	$588,369	$872,172
Less current portion	(250,638)	(300,638)
	$337,731	$571,534
Debt outstanding will mature as follows: Year ending September 30,
2009	$250,638
2010	204,191
2011	106,582
2012	21,013
2013	5,945
Total	$588,369

NOTE 8 – RELATED PARTY TRANSACTIONS:

On March 10, 2008, the Company entered into an agreement with Douglas Kettle and David and Margaret Deeds providing for severance arrangements relating to the resignation of Messrs. Kettle and Deeds, the President and CEO, respectively, of Timberline Drilling.

Messrs. Kettle and Deeds resigned from Timberline Drilling on May 15, 2008. In connection with the resignations, the Company paid each of Mr. Kettle and Mr. Deeds a cash severance amount of $600,000 at the time of their resignation, as well as the balance of their 2007 bonuses ($135,822 each) and will pay additional cash severance of $300,000 in $25,000 installments from June through November 2008 and a $150,000 payment in December 2008.  Additionally, the Company also transferred certain personal property to Mr. Kettle and Mr. Deeds.

Related party notes payable consist of the following at September 30, 2008 and 2007:

	2008	2007

		-
Doug & Brenda Kettle	$-	$627,000
David Deeds	-	160,000
Less current portion	-	(787,000)
	$-	$-
Related party interest expense	$15,704	$111,004

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 8 – RELATED PARTY TRANSACTIONS, (continued):

Subsequent to year end, the Company entered into two convertible notes; one with Ronald Guill, a director of the Company, and his wife Stacey Guill, and the other with Small Mine Development, LLC (“SMD”). The Company also announced its intention to enter into a joint venture agreement, with SMD, a company wholly owned by Mr. Guill (See Note 15).

NOTE 9 – INCOME TAXES:

At September 30, 2008 and 2007, the Company had a net deferred tax asset calculated at an expected rate of 41% (34% Federal and 7% Idaho state) of approximately $7,123,000 and $3,216,000 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2008 and 2007.

	2008	2007

Net operating loss carryforwards	$14,060,000	$9,470,000
Deferred tax asset:
Properties, plants and equipment	(242,000)	(250,000)
Allowance for doubtful accounts	62,000	-
Put option related to bridge loan financing	38,000	-
Deferred compensation	123,000	-
Intangibles	22,000	61,000
Vested share-based compensation	711,000	75,000
Foreign income tax credit carryforwards	643,000	110,000
Net operating losses	5,766,000	3,220,000
Total deferred tax asset	$7,123,000	$3,216,000
Deferred tax asset valuation allowance	$(7,123,000)	$(3,216,000)

Income (loss) from continuing operations before income taxes for September 30, 2008 and 2007 are as follows:

	2008	2007
Current:
Domestic	$(11,367,974)	$(3,158,404)
Foreign	1,996,528	580,026
	$(9,371,446)	$(2,578,378)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 9 – INCOME TAXES, (continued):

Significant components of income tax expense as of September 30, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	732,250	110,000
Total current income tax provision	732,250	110,000

Deferred:
Federal	-	-
Foreign	-	-
Total deferred income tax provision	-	-
Total income tax provision	$732,250	$110,000

	2008	2007

Statutory Federal income tax rate	34%	34%

Expected income tax expense (benefit) based on statutory rate	$(3,186,300)	$(876,650)

Permanent differences	225,000	110,000

Non-recognition of tax benefits related to losses	2,961,300	766,650

Foreign tax expense	732,250	110,000

Total income tax provision	$732,250	$110,000

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment in adopting FIN 48, we determined that we were subject to examination of our income tax filings in the United States and various state jurisdictions for the 2003 – 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the year ended September 30, 2008, and required no adjustment to opening balance sheet accounts as of October 1, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 9 – INCOME TAXES, (continued):

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

Income tax payable is included with accrued payroll benefits and taxes at September 30, 2008. At September 30, 2008, the Company has a net operating loss carryforward of approximately $14,060,000 which will expire in the years September 30, 2009 through September 30, 2027. Additionally, at September 30, 2008 the Company had $643,000 of foreign tax credit carryforwards that expire in 2012 and 2013.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change.  As of September 30, 2008, this limitation is applicable to accumulated net operating losses of approximately $2,040,000

NOTE 10 – COMMON STOCK AND WARRANTS:

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

In connection with the private placement, 477,600 units were granted to a consultant for services associated with the offering. The units are valued at $0.65 per unit or $310,440, and were recognized as stock issuance costs in the year ended September 30, 2007.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 10 – COMMON STOCK AND WARRANTS, (continued):

During September, 2007, the Company initiated a second private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company can sell up to 2,545,455 units for a total of $7,000,000, plus up to 5% in over-subscriptions. Each unit consists of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $3.50 per share for the period of twenty-four months from the Issue Date. The units were sold for $2.75 each, representing management’s estimate of the fair value of the Company’s unregistered common stock and warrants at the time of sale. In connection with this offering, the Company agreed to use commercially reasonable efforts to file a resale registration on Form SB-2 (or such other available form) no later than 60 days after the Closing Date and cause such registration to be declared effective no later than 120 days of the Closing Date (150 days if reviewed by the SEC).  The registration statement is to register for resale the shares of common stock and the shares of common stock acquirable upon exercise of the warrants.  On October 16, 2008 the resale registration was declared effective by the SEC.  The Company sold a total of 2,626,694 units for total proceeds of $7,223,408; with 1,780,972 units for gross proceeds of $4,897,673 closing on September 30, 2007, 288,182 units for proceeds of $792,500 closing on October 1, 2007, and 557,540 units for gross proceeds of $1,533,235 closing on October 11, 2007.

Stock Issued for Services

During the fiscal year ended September 30, 2007, the Company entered into agreements under which consultants agreed to provide investor relations consulting services for a twenty-four month period ending on April 30, 2009. As compensation, in addition to cash, the Company agreed to issue shares of restricted common stock. As of September 30, 2007, 757,600 shares of restricted common stock have been issued for consulting services rendered.

The shares issued were valued at the Company’s common stock trading price as of the close of business on the date of each issuance. As of September 30, 2007, there was a total of $948,190 recorded to expense.

During the year ended September 30, 2007, 347,544 shares of common stock were issued pursuant to exercises of stock options previously issued to employees and consultants under the 2005 Equity Incentive Plan (Amended).  Of the options exercised, 310,044 were exercised via the cashless exercise provisions of the plan.  Another 37,500 were exercised resulting in proceeds of $21,000 to the Company

Stock Issued for Property and Mineral Interests

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 10 – COMMON STOCK AND WARRANTS, (continued):

In 2007, the Company finalized a Lease/Option to Purchase Agreement for the Conglomerate Mesa Project in Inyo County, California. In the first year of the Agreement, Timberline is obligated to make an option payment of $75,000 and 100,000 shares of its common stock to the property owners. The shares were valued at $0.75 per share, or $75,000, based on management’s estimate of the fair value of the shares at the time of issue.  In September 2007, the Company issued 100,000 shares as the second annual option share payment.  The shares were valued at $3.30 per share, or $330,000 based on management’s estimate of the fair value of the shares at the time of issue.  During the year ended September 30, 2007, $555,000 of these payments were capitalized as mineral rights.  During the year ended September 30, 2008 the Conglomerate Mesa property was determined to be impaired and these payments were charged to mineral exploration expense.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	3,186,045	$1.00
Issued	3,204,287	1.70
Exercised	(2,772,271)	(1.00)
Outstanding at September 30, 2007	3,618,061	1.62
Issued	447,447	3.50
Exercised	(1,708,273)	(1.00)
Expired	(55,501)	(1.00)
Outstanding at September 30, 2008(1)	2,301,734	$2.45

(1)  These warrants expire as follows:

Shares	Price	Expiration Date
963,800	$1.00	December 31, 2008
1,337,934	$3.50	September 30, 2009
2,301,734

NOTE 11 – STOCK OPTIONS:

The Company has established an Equity Incentive Plan (as amended August 31, 2006) to authorize the granting of up to 7,000,000 (as amended by shareholders of the Company August 22, 2008) stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The fair value of each option award is estimated on the date of grant using the assumptions noted in the following table.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 11 – STOCK OPTIONS, (continued):

	2008	2007
Expected volatility	77.30% -82.30%	84.70% - 95.00%
Weighted-average volatility	77.97%	91.95%
Expected dividends	-	-
Expected term (in years)	3	2 - 5
Risk-free rate	1.67% - 3.75%	4.50% - 4.84%

The following is a summary of the Company’s options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	1,047,500	$0.67
Granted	1,435,000	2.78
Exercised	(409,167)	(0.56)
Expired	-	-
Outstanding at September 30, 2007	2,073,333	$2.13

Exercisable at September 30, 2007	525,001	$0.83
Weighted average fair value of options granted during the period ended September 30, 2007		$1.53

Outstanding at September 30, 2007	2,073,333	$2.13
Granted	2,475,000	2.99
Exercised	-	-
Expired	(630,831)	(2.30)
Outstanding at September 30, 2008	3,917,502	$2.65

Exercisable at September 30, 2008	1,825,428	$2.38

Weighted average fair value of options granted during the period ended September 30, 2008		$1.07

The weighted average remaining contractual term of options outstanding and exercisable at September 30, 2008  and 2007 was 3.86 and 3.50 years, respectively.

Over the next twelve months, the Company expects to recognize an additional $1,398,059 in other general and administrative expense for unvested options.  The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2008 before applicable income taxes was $592,401 and $483,154, respectively, based on our closing price of $1.70 per common share at September 30, 2008.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Series A Preferred Stock

On February 26, 2006, our Board of Directors adopted a resolution creating a series of Five Million Shares (5,000,000) shares of voting, convertible Preferred Stock designated as Series A Preferred Stock. The Preferred Stock was issued to the Doug Kettle and Dave Deeds (the “Kettle Shareholders”) as a part of the consideration delivered to them for the acquisition of Timberline Drilling in the following proportion: 1,250,000 shares to David Deeds and Margaret Deeds, husband and wife, and 3,750,000 shares to Doug Kettle.

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

At September 30, 2007 the Series A Preferred Stock was classified as temporary equity on the Company’s Balance Sheet because of its redemption provisions.

On June 27, 2008, the Company redeemed and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock from the Kettle Shareholders for $7,500,000.  The difference of $6,090,000 between the purchase price and the $1,410,000 carrying value of the Series A Preferred Stock was recognized as a reduction to Additional paid-in capital. The remaining 1,175,000 Series A Preferred Stock were converted to Common Stock by the Kettle Shareholders and sold to a third party investor.

As of September 30, 2008, none of the Series A Preferred stock remains outstanding.

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices of Timberline Drilling in Coeur d’Alene, Idaho, a storage shop in Coeur d’Alene, Idaho, and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $294,553 and $91,273 for the years ended September 30, 2008 and 2007, respectively.

Annual lease obligations until the termination of the leases are as follows:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 13 – COMMITMENTS AND CONTINGENCIES, (continued):

For the year ending September 30,
2009	$304,206
2010	$177,765
2011	$107,790
2012	$101,220
2013	$ 34,305

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

NOTE 14 – SEGMENT INFORMATION:

The Company has three operating segments at September 30, 2008 and 2007: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the years end September 30, 2008, and 2007 is as follows:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 14 – SEGMENT INFORMATION (continued):

	2008	2007
Revenues:
Timberline Resources	$-	$-
Timberline Drilling	22,660,556	15,440,806
World Wide Exploration	9,068,061	3,792,600
Total revenues	$31,728,617	$19,233,406

Income / (Loss) before income taxes:
Timberline Resources	$(7,966,645)	$(2,142,663)
Timberline Drilling	(3,401,329)	(1,015,741)
World Wide Exploration	1,996,528	580,026
Loss before income taxes	$(9,371,446)	$(2,578,378)

Identifiable assets:
Timberline Resources	$2,803,202	$5,994,102
Timberline Drilling	12,456,114	14,359,200
World Wide Exploration	5,110,471	1,657,641
Total identifiable assets	$20,369,787	$22,010,943

Depreciation and amortization:
Timberline Resources	$110,896	$274,936
Timberline Drilling	1,011,451	795,035
World Wide Exploration	322,948	74,724
Total depreciation and amortization	$1,445,295	$1,144,695

Expenditures for additions to capital assets
Timberline Resources	$261,485	$1,437,536
Timberline Drilling	2,527,606	2,225,183
World Wide Exploration	663,777	859,197
Total expenditures for additions to capital assets	$3,452,868	$4,521,916

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-KSB for the fiscal year ended September 30, 2008, after considering newly adopted accounting pronouncements described elsewhere herein. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

During the year ended September 30, 2008, revenues from transactions with five customers each amounted to 10% or more of our consolidated revenues.  Customer A accounted for revenue of $8,229,007, Customer B accounted for revenue of $6,252,679, Customer C accounted for revenue of $3,856,818, Customer D accounted for revenue of $3,599,040 and Customer E accounted for revenue of $3,219,499.  The revenue for customers A, C, D and E is reported through Timberline Drilling, while the revenue for customer B is reported through World Wide Exploration.

During the year ended September 30, 2007, revenues from transactions with three customers each amounted to 10% or more of our consolidated revenues.  One such customer accounted for revenue of $2,707,248 and another accounted for revenue of $2,549,751, both to Timberline Drilling.  One other customer accounted for revenue of $2,933,396 to World Wide Exploration.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 14 – SEGMENT INFORMATION (continued):

The assets of Timberline are located in the United States.  The assets of Timberline Drilling are also located in the United States and their revenues are derived from drilling contracts in the United States.  The assets of World Wide Exploration are located in Mexico and their revenues are derived from drilling contracts in Mexico.

Timberline is not an operating entity at this point insofar as they are not generating revenues from the sales of their properties, but they are actively exploring several properties for their mining potential.

Certain reclassifications have been made to the 2007 segment information in order to conform to the 2008 presentation.  These reclassifications have no effect on total revenues, loss before income taxes, depreciation and amortization, identifiable assets or expenditures for additions to capital assets as previously reported.

NOTE 15 – SUBSEQUENT EVENTS:

On October 31, 2008, Timberline Resources Corporation (the “Company”) entered into two convertible notes as described below; one with Ronald Guill, a director of the Company, and his wife, Stacey Guill, and the other with Small Mine Development, LLC (“SMD”), an Idaho limited liability company owned by Mr. Guill. The Company used the proceeds of the notes to pay off the $8.0 million bridge loan previously provided to the Company by Auramet Trading, LLC (“Auramet”) (See Note 5) and for general working capital purposes.

Convertible Term Note

On October 31, 2008, the Company entered into a series of agreements with SMD in connection with a $5 million loan from SMD. The loan documents included: a convertible note (the “Convertible Term Note”), a credit agreement (the “Credit Agreement”), a collateral assignment and pledge of stock and security agreement (the “Pledge Agreement”), a security agreement (the “Security Agreement”) and a right of first refusal over the Company’s Butte Highlands property (the “Right of First Refusal”).

The Convertible Term Note has a principal amount of $5.0 million and is secured pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc. (“TDI”), a wholly-owned Company subsidiary incorporated in Idaho, pursuant to the Pledge Agreement, the shares of which were previously pledged to Auramet but were released upon payment of the Auramet Loan on October 31, 2008, and a deed of trust to be entered into covering the Company’s Butte Highlands property in Silver Bow county, Montana (the “Butte Highlands Property”).

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest payments due at maturity. The Convertible Term Note is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into any equity security other than the Company's common stock issued by the Company at the issuance price. The Convertible Term Note must be repaid on or before October 31, 2010, and may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 15 – SUBSEQUENT EVENTS (continued):

Under the Right of First Refusal, the Company granted SMD a right of first refusal to purchase the Butte Highlands Property on the same terms as those of any bona fide offer from a third-party upon 60 days’ notice from the Company of any such offer. In addition, the Company granted SMD a right to develop the Butte Highlands Property on the same terms as those of any bona fide offer to develop the property from a third-party upon 60 days’ notice from the Company of any such offer.

Short-Term Convertible Note

In addition, on October 31, 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”), a subscription agreement (the “Subscription Agreement”), a collateral assignment and pledge of stock and security agreement (the “STN Pledge Agreement”), and a security agreement (the “STN Security Agreement”) with Ronald and Stacey Guill in connection with a loan for $5 million. Upon approval for listing of the shares issuable under the Short-Term Convertible Note from the NYSE Alternext, the Short-Term Convertible Note will be automatically converted into common stock as described below.

The Short-Term Convertible Note principal automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) upon approval of the issuance of the additional shares for listing by NYSE Alternext US LLC. Regulatory approval was received December 19, 2008. The Short-Term Convertible Note is secured pursuant to the STN Security Agreement by a pledge of all stock of TDI pursuant to the STN Pledge Agreement. The unpaid balance of the Short-Term Convertible Note bears interest at a rate of 10% per year, compounded monthly. The Short-Term Convertible Note may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults under the Short-Term Convertible Note, the STN Security Agreement, or any related agreements, the amount owing under the Short-Term Convertible Note will become immediately due and payable after a 10-day cure period.

Under the Subscription Agreement, Mr. and Mrs. Guill subscribed to purchase 5,555,556 shares of the Company’s common stock at a price of $0.90 per share.  Should the Company decide to issue and sell any equity securities or securities convertible into equity securities, the Subscription Agreement also obligates the Company to offer a pro rata share of such securities to Mr. and Mrs. Guill on the same terms and conditions as the proposed sale and issuance.

Butte Highlands Joint Venture Agreement

On October 27, 2008 the Company announced it had entered into discussions with Mr. Guill to form a 50/50 joint venture with SMD at Timberline’s 100-percent owned Butte Highlands Gold Project. Under contemplated terms of the joint venture, which remains subject to completion of definitive documentation, SMD will fund all future mine development costs. Development is anticipated to begin next summer. Both Timberline’s and SMD’s share of costs will be paid out of proceeds from future mine production.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 15 – SUBSEQUENT EVENTS (continued):

Offering Costs Arising From the Proposed Acquisition of SMD

On October 24, 2008, Timberline Resources Corporation (the “Company”) and Ronald Guill mutually agreed by written consent to terminate the Stock Purchase Agreement (“Stock Purchase Agreement”) previously entered into between the Company and Mr. Guill on February 23, 2008, which would have provided for the purchase of all of Mr. Guill’s membership interests in SMD by the Company.

The Company had engaged a full service investment banking and institutional securities firm to render an opinion to the Company’s Board as to whether the consideration to be paid by the Company for the membership interests of SMD was fair, from a financial point of view.  The Company also engaged this firm to arrange for financing of the acquisition of SMD’s membership interests.  All fees to be paid by the Company for these services were contemplated to be paid out of proceeds raised during the financing.

Subsequent to the termination of the acquisition of SMD and the failure of the investment banking firm to arrange financing, an invoice was received by the Company from the investment banking firm for the provision of the fairness opinion, as well as legal fees incurred by the firm during the course of the financing.  The total charged for the services provided was $923,957.  Company management disputes the amount of the fees charged for the services provided, however the Company expects to recognize some portion of these fees as a charge to operations in the first quarter of fiscal 2009.

The $923,857 of costs are categorized as deferred offering and acquisition costs in current assets, as well as being included in accrued offering and acquisition costs in current liabilities at September 30, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Randal Hardy (“CEO/CFO”) and Chief Accounting Officer, Craig Crowell, (“CAO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO/CFO and the CAO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO and CAO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.  Certain deficiencies in internal controls over financial reporting constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of Timberline is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in the Company’s annual report on Form 10-KSB.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.

provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of September 30, 2008 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2008 and the following material weaknesses were discovered.

The material weaknesses identified include the lack of sufficient knowledge of complex accounting issues and inconsistent application of accounting policies at our WWE subsidiary. These weaknesses were identified subsequent to the year ending September 30, 2008 by our auditors during the course of their audit of the Company’s financial statements.  Management has addressed these issues by ensuring continued training for its accounting staff in complex accounting issues and reinforcing to accounting staff the importance of consistent application of accounting policies.  Company management also plans to consult with independent experts when complex transactions are entered into.  Management believes that these actions and the continued remediation measures of the Company will collectively minimize the potential for a reoccurrence of these material weaknesses.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-KSB.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the period covered by this report, the Company undertook actions to remedy material weaknesses in the Company’s internal control over financial reporting, as discussed above.

ITEM 8B. OTHER INFORMATION

NONE.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-KSB.

ITEM 13. EXHIBITS

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant (20)
3.2	By-Laws of the Registrant (20)
4.1	Specimen of the Common Stock Certificate (1)
4.2	Form of Warrant for December 2006 Private Placement
4.3	Form of Warrant for October 2007 Private Placement
4.4	Convertible Note between the Company and Ron and Stacey Guill (21)
4.5	Term Note between the Company and Small Mine Development, LLC (21)
10.1	Miller-Adams Agreement/Mineral Lease for Sun Property, Nevada (1)
10.2	Miller-Adams Agreement//Mineral Lease for HD, ACE, PAC claims, Nevada (1)
10.3	Miller-Adams Agreement//Mineral Lease for DOW claims, Nevada (1)
10.4	Sedi-Met, Inc. Agreement//Mineral Lease for Olympic Mine, NV (1)
10.5	Assignment of State Lease//State Lease for Spencer property, ID (1)
10.6	Sterling Mining Co. Lease//Mineral Lease with Sterling Mining, for four claim groups in western Montana (1)
10.7	Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)
10.8	Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)
10.9	Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)
10.10	Renegade Exploration Letter of Intent/Proposal for agreement at Sanger, Nevada(1)
10.11	S. Goss Agreement/Consulting Agreement (1)
10.12	P. Dircksen Agreement/Current Consulting Agreement (1)
10.13	2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)
10.14	Promissory Note with Swallow Family LLC, dated September 1, 2005(2)
10.15	Promissory Note with Swallow Family LLC, dated December 1, 2005(2)
10.16	Letter of Intent and Option to Purchase, Kettle Drilling, Inc. (2)
10.17	2/1/06 Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant (3)
10.18	2/1/06 Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (4)
10.19	Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders (5)
10.20	5/1/06, Employment Agreement with CEO John Swallow (10)
10.21	5/1/06, Employment Agreement with VP Paul Dircksen (10)
10.22	11/21/06, Consulting Agreement with CFO Michael P. Wilson (7)

10.23	Form of Employment Agreement signed on 3/6/2006 between Douglas Kettle and Kettle Drilling, Inc. (8)
10.24	Form of Employment Agreement signed on 3/6/2006 between David Deeds and Kettle Drilling, Inc. (9)
10.25	Stock Purchase and Sale Agreement dated February 23, 2006 by and among the Registrant and the shareholders of Kettle Drilling and certain of the shareholders of the Registrant (12)
10.26

Amendment, dated March 3, 2006, to the Stock Purchase and Sale Agreement dated February 23, 2006 by and among the Registrant and the shareholders of Kettle Drilling and certain of the shareholders of the Registrant (11)

10.27	Exploration License and Option to Lease Agreement, dated effective June 30, 2006, between the Registrant and Diversified In holding LLC regarding the East Camp Douglas property (13)
10.28	Mining Lease and Option to Purchase Agreement, dated effective August 16, 2006, between the Registrant and Diversified Inholding LLC regarding the East Camp Douglas property (14)
10.29	Binding Memorandum of Understanding between the Registrant and Steve Van Ert and Noel Cousins, dated September 22, 2006 (15)
10.30	Mineral Agreement dated July 18, 2007 between the Registrant and Steve Van Ert and Noel Cousins (16)
10.31	Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (17)
10.32	Promissory Note, dated June 27, 2008, entered into between Timberline Resources Corporation and Auramet Trading, LLC.(18)
10.33	Severance Agreement, dated March 10, 2008 among Timberline Resources Corporation, Douglas Kettle and David and Margaret Deeds.(18)
10.34	Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan (19)
10.35	Agreement and Plan of Merger between Timberline Resources Corporation, an Idaho corporation ,and Timberline Resources Corporation, a Delaware corporation, date August 22, 2008 (20)
10.36	Pledge Agreement between the Company and Ron and Stacey Guill. (21)
10.37	Security Agreement between the Company and Ron and Stacey Guill.(21)
10.38	Credit Agreement between the Company and Small Mine Development, LLC. (21)
10.39	Pledge Agreement between the Company and Small Mine Development, LLC. (21)
10.40	Right of First Refusal between the Company and Small Mine Development, LLC. (21)
14	Code of Ethics (2)
16.1	Letter from Former Accountants (6)
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(7) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 29, 2006.

(8) Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K as filed with the Securities Exchange Commission on March 10, 2006.

(9) Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K as filed with the Securities Exchange Commission on March 10, 2006.

(10) Incorporated by reference to the Company’s Form 10KSB as filed with the Securities Exchange Commission on January 16, 2007.

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

(14) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 22, 2006.

(15) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 28, 2006.

(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(18) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 3, 2008..

(19) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 26, 2008.

(20) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.

(21) Incorporated by reference to Ron and Stacey Guill’s Schedule 13-D as filed with the Securities and Exchange Commission on December 24, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and, Financial Officer)	December 30, 2008
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 30, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on From 10-KSB was signed by the following persons in the capacities on the dates stated:

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	December 30, 2008
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 30, 2008
/s/ John Swallow John Swallow	Director, Executive Chairman of the Board	December 30, 2008
/s/ Vance Thornsberry Vance Thornsberry	Director	December 30, 2008
/s/ Paul Dircksen Paul Dircksen	Director	December 30, 2008
/s/ Eric Klepfer Eric Klepfer	Director	December 30, 2008
/s/ Ron Guill Ron Guill	Director	December 30, 2008
/s/ James H. Moore James H. Moore	Director	December 30, 2008