Form 10-Q
period 2008-12-31
Timberline Resources Corp
filed 2009-02-17
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at February 11, 2009:      34,369,459

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2008

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,653,120	$737,503
Accounts receivable, net of allowance for doubtful accounts of
$250,740 and $150,740, respectively	1,029,656	3,499,371
Materials and supplies inventory	1,483,565	2,045,223
Deferred offering and acquisition costs	-	923,957
Deferred financing cost, net	-	202,550
Prepaid expenses and other current assets	384,475	481,529
TOTAL CURRENT ASSETS	5,550,816	7,890,133

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	8,953,615	9,224,550

OTHER ASSETS:
Restricted cash	282,836	286,410
Deposits and other assets	183,947	160,170
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,275,307	3,255,104
TOTAL ASSETS	$17,779,738	$20,369,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,824,706	$2,159,857
Accrued expenses	842,617	945,809
Accrued offering and acquisition costs	923,957	923,957
Accrued payroll and benefits	163,473	482,714
Accrued taxes	2,327,834	2,173,362
Accrued severance	350,000	400,000
Deferred revenue	-	27,315
Current portion of capital leases	431,904	448,127
Current portion of long term debt	227,920	250,638
TOTAL CURRENT LIABILITIES	7,092,411	7,811,779

LONG-TERM LIABILITIES:
Bridge loan financing	-	8,000,000
Long term debt, net of current portion	5,273,728	337,731
Accrued interest on long term debt due at maturity	83,681	-
Put option on common stock	246,400	92,336
Obligation under capital leases, net of current portion	464,187	577,534
TOTAL LONG-TERM LIABILITIES	6,067,996	9,007,601

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 34,330,459 and 28,739,903 shares issued
and outstanding, respectively	34,330	28,739
Common stock subscribed	-	-
Additional paid-in capital	27,142,022	21,343,416
Accumulated deficit	(22,557,021)	(17,821,748)
TOTAL STOCKHOLDERS' EQUITY	4,619,331	3,550,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,779,738	$20,369,787

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

REVENUES	$4,690,696	$6,435,125

COST OF REVENUES	4,908,046	4,949,665

GROSS PROFIT (LOSS)	(217,350)	1,485,460

OPERATING EXPENSES:
Mineral exploration expenses	267,888	576,752
Non cash compensation expense	700,744	474,444
Salaries and benefits	351,819	1,690,482
Insurance expense	253,138	103,859
Professional fees	1,227,425	224,463
Other general and administrative expenses	704,150	407,876
TOTAL OPERATING EXPENSES	3,505,164	3,477,876

LOSS FROM OPERATIONS	(3,722,514)	(1,992,416)

OTHER INCOME (EXPENSE):
Other income	18,442	11,241
Foreign exchange gain (loss)	(108,179)	57,959
Interest income	7,153	75,089
Interest expense	(895,373)	(145,568)
TOTAL OTHER EXPENSE	(977,957)	(1,279)

NET LOSS BEFORE INCOME TAXES	(4,700,471)	(1,993,695)

INCOME TAX EXPENSE	(34,802)	-

NET LOSS	$(4,735,273)	$(1,993,695)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.16)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	29,478,617	25,781,215

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Quarter Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,735,273)	$(1,993,695)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	353,606	204,288
Allowance for doubtful accounts	100,000	-
Loss (gain) on sale of equipment	9,938	(14,641)
Amortization of deferred financing cost	202,550	-
Deferred offering and acquisition costs	923,957	-
Change in fair value of put option on common stock	154,064	-
Share based compensation	804,197	681,342
Changes in assets and liabilities:
Accounts receivable	2,369,715	1,543,123
Materials and supplies inventory	561,658	(573,544)
Prepaid expenses and other current assets, deposits and other assets	73,277	(119,221)
Accounts payable	(335,151)	(734,754)
Accrued expenses	(103,192)	206,955
Accrued payroll and benefits	(319,241)	(80,568)
Accrued taxes	154,472	(85,794)
Accrued severance	(50,000)	-
Deferred revenue	(27,315)	(131,668)
Accrued interest on long term debt due at maturity	83,681	-
Net cash provided (used) by operating activities	220,943	(1,098,177)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(120,945)	(519,276)
Change in restricted cash	3,574	2,660
Purchase of investment in equity security	-	(50,000)
Proceeds from sale of equipment	28,336	14,641
Net cash used by investing activities	(89,035)	(551,975)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of bridge loan financing	(8,000,000)	-
Proceeds from long term debt	5,000,000	-
Proceeds from related party notes payable	-	60,000
Payments on related party notes payable	-	(787,000)
Payments on long term debt	(86,721)	(79,265)
Payments on capital leases	(129,570)	(116,934)
Proceeds from exercise of warrants	-	817,273
Proceeds from issuances of stock and warrants,
net of stock offering costs	5,000,000	3,093,129
Net cash provided by financing activities	1,783,709	2,987,203
Net increase in cash	1,915,617	1,337,051
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	737,503	3,949,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,653,120	$5,287,039

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Account receivable exchanged for equipment	$104,220	$600,895
Capital lease for equipment purchase	-	228,672
Note payable issued for equipment purchase	-	38,472

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

b.

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

d.

Intangible Assets – Intangible assets, including employment contracts and customer drilling contracts, arose from the acquisition of Kettle Drilling in 2006 and are stated at estimated fair value at the date of acquisition.  Amortization of employment contracts was initially calculated on a straight-line basis over a useful life of three years.  Amortization of the drilling contracts was calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of intangible assets is periodically tested for impairment.  At December 31, 2008 all intangible assets (excluding goodwill) were fully amortized.

e.

Accounts Receivable – Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.   Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.  The allowance for doubtful accounts was $250,740 and $150,740 at December 31, 2008 and September 30, 2008, respectively.

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

g.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

h.

Provision for Taxes – Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109,  “Accounting for Income Taxes” (hereafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 6).

i.

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

j.

Net loss per share –Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and exercisable securities, in periods of future income as of December 31, 2008 and 2007, is as follows:

	December 31, 2008	December 31, 2007
Stock options	6,455,835	3,020,001
Warrants	1,337,934	3,223,649
Convertible debt	3,333,333	-
Convertible preferred stock	-	4,700,000
Total possible dilution	11,127,102	10,943,650

At December 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

k.

New accounting pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. The adoption of SFAS 157 on October 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The adoption of this statement on October 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS:

On March 10, 2008, the Company entered into an agreement with Douglas Kettle and David and Margaret Deeds providing for severance arrangements relating to the resignation of Messrs. Kettle and Deeds, the President and CEO, respectively, of Timberline Drilling.

Messrs. Kettle and Deeds resigned from Timberline Drilling on May 15, 2008. In connection with the resignations, the Company paid each of Mr. Kettle and Mr. Deeds a cash severance amount of $600,000 at the time of their resignation, as well as the balance of their 2007 bonuses ($135,822 each) and paid additional cash severance of $300,000 in $25,000 installments from July through November 2008 and a $175,000 payment in December 2008.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – RELATED PARTY TRANSACTIONS, (continued):

Additionally, the Company also transferred certain personal property to Mr. Kettle and Mr. Deeds. The Company has not paid the severance amounts due per the agreement as of December 31, 2008 pending ongoing negotiations between the Company and its former management at the Kettle Drilling subsidiary.

On October 31, 2008, Timberline Resources Corporation (the “Company”) entered into two convertible notes (see Notes 5 and 7); one with Ronald Guill, a director of the Company, and his wife, Stacey Guill, and the other with Small Mine Development, LLC (“SMD”), an Idaho limited liability company owned by Mr. Guill. The Company used the proceeds of the notes to pay off the $8.0 million bridge loan previously provided to the Company by Auramet Trading, LLC (“Auramet”) (See Note 4) and for general working capital purposes.

NOTE 4 – BRIDGE LOAN FINANCING:

On June 24, 2008, the Company entered into a bridge loan financing arrangement for $8,000,000 with Auramet Trading, LLC (“Auramet”) under which the Company could draw funds at any time before June 30, 2008.  On June 27, 2008 the Company withdrew $8,000,000, net of a fee equal to 4% of the principal amount of the loan, to repurchase the Company’s outstanding Series A Preferred Shares.

The loan incurred interest at 12% per annum, with interest payable monthly in arrears commencing August 1, 2008, and the principal amount outstanding was due October 31, 2008.  On October 31, 2008 the bridge loan principal amount was repaid in full.

Pursuant to the loan’s terms, the Company also issued 160,000 shares of the Company’s common stock to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The fair market value of the 160,000 common shares ($484,800) was recorded on the balance sheet in common stock and additional paid-in capital and discounted on the face value of the note.  The discount was ratably charged to interest expense over the term of the loan.  In addition, Auramet received a written put option for the 160,000 shares of common stock issued. Ninety days from the maturity date of the bridge loan, on January 29, 2009, Auramet has a onetime option to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.

Subsequent to December 31, 2008, Auramet indicated its intention to exercise the put option and return the shares to the Company. The Company and Auramet agreed that the Company would issue an additional 535,652 shares of common stock valued at $0.46 per share to Auramet rather than settle the option with a cash payment.  As a result of this transaction, a liability of $246,400 for this put option has been recognized by the Company and the change in fair value of the option was recorded as interest expense during the quarter.

NOTE 5 – LONG TERM DEBT:

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

The Convertible Term Note has a principal amount of $5.0 million and is secured pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc. (“TDI”), a wholly-owned Company subsidiary incorporated in Idaho, pursuant to the Pledge Agreement, and a deed of trust to be entered into covering the Company’s Butte Highlands property in Silver Bow county, Montana (the “Butte Highlands Property”).

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – LONG TERM DEBT, (continued):

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest due at maturity. The Convertible Term Note is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into any equity security other than the Company's common stock issued by the Company at the issuance price. The Convertible Term Note must be repaid on or before October 31, 2010, and may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

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

NOTE 6 – INCOME TAXES:

Income (loss) from continuing operations before income taxes for the three months ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Domestic	$(4,697,729)	$(2,004,292)
Foreign	114,127	10,597
	$(4,583,602)	$(1,993,695)

Significant components of income tax expense as of December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	34,802
Total current income tax expense	34,802	-

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income tax expense	-	-
Total income tax expense	$34,802	$-

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – INCOME TAXES, (continued):

	2008	2007

Statutory Federal income tax rate	34%	34%

Expected income tax expense (benefit) based on statutory rate	$(1,597,228)	$(677,856)
Non-recognition of tax benefits related to losses	1,597,228	677,856
Foreign tax expense	34,802	-
Total income tax expense	$34,802	$-

NOTE 7 – COMMON STOCK AND WARRANTS:

During September, 2007, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company can sell up to 2,545,455 units for a total of $7,000,000, plus up to 5% in over-subscriptions. Each unit consists of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $3.50 per share for the period of twenty-four months from the Issue Date. The Company sold a total of 2,626,694 units for total proceeds of $7,223,408; with 1,780,972 units for proceeds of $4,897,673 closing on September 30, 2007, 288,182 units for proceeds of $792,500 closing on October 1, 2007, and 557,540 units for proceeds of $1,533,235 closing on October 11, 2007.  As of December 31, 2008, there are 1,337,934 warrants outstanding from this placement.

In October, 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”) for $5 million.  The Short-Term Convertible Note principal automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) upon approval of the issuance of the additional shares for listing by NYSE Alternext US LLC in December 2008.

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

During the quarter ended December 31, 2008, 963,800 warrants expired.  The warrants were granted pursuant to a private placement during 2006 and were exercisable at a price of $1.00 per warrant.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – COMMON STOCK AND WARRANTS, (continued):

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,301,734	$2.45
Issued	-	-
Expired	(963,800)	(1.00)
Outstanding at December 31, 2008	1,337,934	3.50

These warrants expire as follows:

Warrants	Price	Expiration Date
1,337,934	$3.50	September 30, 2009
1,337,934

NOTE 8 – STOCK OPTIONS:

The Company has established an Equity Incentive Plan (as amended August 31, 2006 and August 22, 2008) to authorize the granting of up to 7,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The fair value of option awards granted on December 19, 2008 and October 24, 2007 (the only grants during the quarters ended December 31, 2008 and 2007, respectively) is estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $700,744 and $474,444 for the three months ended December 31, 2008 and 2007, respectively, and is classified under non cash compensation expense.  Total compensation cost charged against operations under the plan for directors and consultants was $103,453 and $70,898 for the three months ended December 31, 2008 and 2007, respectively, and is classified under other general and administrative expenses.

	December 19, 2008	October 24, 2007
Expected volatility	106.60%	82.30%
Weighted-average volatility	106.60%	82.30%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.02%	3.75%

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS, (continued):

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2008	3,917,502	$2.65
Granted	2,855,000	0.33
Exercised	75,000	0.80
Expired	(241,667)	2.41
Outstanding at December 31, 2008	6,455,835	$1.65
Exercisable at December 31, 2008	3,280,438	$1.96

Weighted average fair value of options granted during the period ended
December 31, 2008		$0.20

The average remaining contractual term of the options outstanding and exercisable at December 31, 2008 is 4.24 and 3.88 years, respectively.  As of December 31, 2008, total unrecognized compensation expense related to options was $2,032,886 and the related weighted-average period over which it is expected to be recognized is approximately 1.03 years.  The aggregate intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $52,500 and none, respectively.

NOTE 9 – PREFERRED STOCK:

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices and a storage shop of Timberline Drilling in Coeur d’Alene, Idaho; and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $79,623 and $51,805 for the three months ended December 31, 2008 and 2007, respectively.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES, (continued):

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

Severance Agreements

As discussed in Note 3 - Related Party Transactions, in the year ended September 30, 2008 the Company announced a change in management at its Kettle Drilling subsidiary.  As a result of this change, the Company had a commitment to pay severance of $350,000 due December 31, 2008. The Company has not paid the outstanding severance amounts due on December 31, 2008 pending ongoing negotiations between the Company and its former management at the Kettle Drilling subsidiary.

Offering Costs Arising From the Proposed Acquisition of SMD

On October 24, 2008, the Company and Ronald Guill mutually agreed by written consent to terminate the Stock Purchase Agreement previously entered into between the Company and Mr. Guill on February 23, 2008, which would have provided for the purchase by the Company of all of Mr. Guill’s membership interests in SMD.

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

Subsequent to the termination of the acquisition of SMD and the failure of the investment banking firm to arrange financing, an invoice was received by the Company from the investment banking firm for the provision of the fairness opinion, as well as legal fees incurred by the firm during the course of the financing.  The total charged for the services provided was $923,957.  Company management continues to negotiate the amount of the fees charged for the services provided.  However, the Company recognized these fees as a charge to operations during the quarter ended December 31, 2008.  The expense has been classified with professional fees in the statement of operations.

NOTE 11 – SEGMENT INFORMATION:

The Company has three operating segments at December 31, 2008: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Timberline Resources Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 – SEGMENT INFORMATION, (continued):

Segment information (after intercompany eliminations) for the three months ended December 31, 2008 and 2007 is as follows:

	Three months ending December 31
Revenues:	2008	2007
Timberline	$-	$-
Timberline Drilling	2,428,845	4,942,179
World Wide Exploration	2,261,851	1,492,946
Total revenues	$4,690,696	$6,435,125

Income / (Loss) before income taxes:
Timberline	$(3,076,763)	$(1,678,877)
Timberline Drilling	(1,737,835)	(325,415)
World Wide Exploration	114,127	10,597
Loss before income taxes	$(4,700,471)	$(1,993,695)

Total assets:	December 31, 2008	September 30, 2008
Timberline	$2,522,934	$2,803,202
Timberline Drilling	11,063,084	12,456,114
World Wide Exploration	4,193,720	5,110,471
Total assets	$17,779,738	$20,369,787

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

During the three months ended December 31, 2008, revenues from transactions with three customers each amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $2,197,004, customer B accounted for revenue of $1,676,146 and customer C accounted for revenue of $614,689.  The revenue for customers B and C is reported through Timberline Drilling, while the revenue for customer A is reported through World Wide Exploration.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of metals, commodities and precious metals, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve exploration and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” in our Annual Report on Form 10-KSB, filed with the SEC on December 30, 2008.   We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Corporate Background and History

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

Timberline Resources Corporation has taken the complementary businesses of mine development, contract mining, drilling and mineral exploration and combined them into a unique, forward-thinking investment vehicle.  The Timberline business model provides investors exposure to both the “picks and shovels” and “blue sky” aspects of the mining industry.  The “picks and shovels” aspect of our business includes the mining services provided by Timberline Drilling and other potential operating businesses that we may acquire.  We use the term “blue sky” to mean the potential of our exploration properties.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  As the work progresses, the potential of the property becomes more and more clear.  If the exploration results are favorable, the value of the property may increase significantly.  The term “blue sky” refers to the upside potential of that value.  We believe our business model offers the opportunity to participate in both the “picks and shovels” and “blue sky” aspects of the business—our shareholders can participate in the markets for precious and base metal mining without the degree of risk inherent to mine operation and/or sole reliance on speculative early-stage drill-plays.

Overview

Timberline Drilling and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services in the United States and Mexico, with their two largest clients being Newmont Mining and Exploraciones Mineras Penoles S.A. de C.V., respectively.  Both units specialize in underground, hardrock core drilling – a niche business that we believe is well-positioned as the industry matures and exploration projects are advanced into producing mines.  Our underground focus has also provided a solid base of operations as a large percentage of the above-ground and more speculative exploration drilling has been cut back and/or delayed during the current industry slowdown.  We believe that right-sizing efforts initiated at Timberline Drilling since our management transition in May 2008, a more balanced level of input costs, availability of qualified labor, and our ongoing focus on profitability will continue to improve the operating results of our drilling subsidiaries.

Our Exploration Division continues to advance our Butte Highlands Gold Project in southwestern Montana.   During the quarter, we concluded our drill program and continued the permitting process and our evaluation of the anticipated mineralization. Results from that program are very promising, with the potential for the extension of known mineralized areas as well as a potential new discovery. Our exploration staff believes both the extension and the discovery have the potential to greatly increase mineralization estimates at Butte Highlands.  We also completed a hydrogeologic study at the Butte Highlands Gold Project.  The positive results of the study represent a significant milestone in the permitting process and the proposed underground exploration and development schedule.  The study was a requirement for permit application and we anticipate submitting the underground permit application to the State of Montana Department of Environmental Quality in the first quarter of 2009.

In support of the study, the Company drilled a 1,167-foot groundwater monitoring well to identify groundwater quantity and quality at the project site and sampled surface water from local stream systems.  The borehole tests yielded 12 gallons of water per minute for the full length of the monitoring well which is within the range anticipated by Timberline and Small Mine Development, LLC (“SMD”).  The hydrogeologic study considered local geology, precipitation, hydrologic basins, and other pertinent information needed to predict water inflow into the anticipated underground workings.   Resulting data was used by AMEC Geomatrix to develop a Conceptual Hydrological Model of the deposit to predict potential mine inflow during planned exploration and mine production activities.

In October, we announced plans to form a 50/50 joint-venture with SMD at Butte Highlands.  Under terms of the agreement, Timberline will be carried to production by SMD which will fund all project development costs and begin development in the summer of 2009.  Timberline’s 50-percent share of project costs will be paid out of proceeds from future mine production.  The partnership is mutually regarded by Timberline and SMD as a model for future opportunities in underground mine development and mining.

Pending proper approvals and permitting, we anticipate by late summer of this year, SMD will begin development of the Decline to access the mineralized areas to allow for additional underground drilling and exploration.  The exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and results, is expected to be followed by production in mid to late 2010.

During the quarter, the Company announced termination of the agreement to acquire SMD.  For most of the previous year, management expended considerable effort, focus and expense on the acquisition process.  However, in these unprecedented market conditions, it proved extremely difficult to complete the acquisition of SMD under acceptable terms. Therefore, we jointly agreed that the unpredictability in the current economic climate presented too great of a risk to the Company and our shareholders. Given the uncertainty of the marketplace and credit markets, we believe that our strategic partnership with SMD at Butte Highlands provides an excellent opportunity for our shareholders by placing our most-advanced project on a development track with considerably less share dilution. We believe this partnership is a model for future opportunities in underground mine development and mining with SMD.

Also in the quarter, in conjunction with our announced plans to form a 50/50 Joint Venture with SMD for the advancement of the Butte Highlands project, the Company announced the completion of a $10 million debt/equity financing to retire the $8 million bridge loan facility and for working capital.

It is the opinion of management that projects similar to Butte Highlands are a good fit in the current environment and with the unique qualifications of our people and strategic partners. As a result, during the quarter, the Company announced it will not focus on early stage properties or continue to expend capital or time on the Conglomerate Mesa project unless it can be done at a minimal cost to the company. Company management believes these projects have value; however, given the complexities and challenges of some of the property agreements when viewed in the context of market realities, the current economic environment, and our strategic partnership with SMD, a more refined focus is warranted at this time.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t necessarily need a higher gold price in order to advance our business model.  As a company we are focused on our drilling subsidiaries, advancing Butte Highlands and evaluating new opportunities. We have evaluated a number of projects and opportunities in both the services and production sides of the business and will continue to do so.  Our industry and the world have changed in the past year and we anticipate a number of changes in the year ahead.  We feel we have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Results of Operations for the Three Month Periods ended December 31, 2008 and 2007

Combined Results – Timberline Corporate, Timberline Exploration, Kettle Drilling and WWE

For the three months ended December 31, 2008, we reported $4,690,696 in revenue compared to $6,435,125 in the same period of 2007.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $2,428,845 from Timberline Drilling and $2,261,851 from WWE for the three months ended December 31, 2008.  Our revenue decrease was primarily due to a reduction in the number of drill rigs operating this year versus last year.  Gross profit(loss) from Timberline Drilling and WWE was $(663,668) and $446,318, respectively, for the three months ended December 31, 2008.

Our overall after tax net loss for the three months ended December 31, 2008 was $4,735,273 compared to an overall net loss of $1,993,695 for the three months ended December 31, 2007.  Our net loss for the three months ended December 31, 2008 is comprised of $3,076,763 for Timberline Corporate and Exploration and $1,737,835 for Timberline Drilling, offset by income of $79,325 at WWE.

Timberline Corporate and Exploration Division

The after tax net loss of $3,076,763 for the combined Timberline Corporate and the Exploration division during the three months ended December 31, 2008 is comprised of non-cash charges of $813,621, exploration expenditures of $267,888, other general and administrative costs of $1,481,160, and interest expense of $520,507, less interest income of $6,413.  $923,957 of our other general and administrative costs during the quarter were related to legal, accounting and financial advisory costs associated with our proposed acquisition of SMD.  Included in the non-cash charges are $804,197 in expenses related to stock options that vested during the quarter.  Also included in the non-cash charges is $9,424 in Depreciation and Amortization.

Timberline Drilling and WWE

For the three months ended December 31, 2008, Timberline Drilling had revenues of $2,428,845 as compared to $4,942,179 for the three months ended December 31, 2007.  WWE had revenues of $2,261,851 for the three months ended December 31, 2008 as compared to $1,492,946 for the three months ended December 31, 2007.  The decrease in revenues at Timberline Drilling is attributable to a reduction in the number of operating drill rigs, while the increase in revenues at WWE is attributable to the growth in the number of operating drill rigs in Mexico compared to the previous year.

For the three months ended December 31, 2008, net loss before taxes from Timberline Drilling was $1,737,835 while net income before taxes at WWE was $114,127 as compared to a net loss of $325,415 for Timberline Drilling and net income of $10,597 for WWE for the three months ended December 31, 2007.  At Timberline Drilling, the current quarter loss is primarily attributable to a much greater than normal decrease in drilling revenue during the holiday quarter.  At WWE, however, the net income grew compared to the corresponding quarter in 2007 due to the increased activity and number of drill rigs in Mexico.

Financial Condition and Liquidity

At December 31, 2008, we had assets of $17,779,738 consisting of cash in the amount of $2,653,120; accounts receivable, net of allowance for doubtful accounts, in the amount of $1,029,656; inventories valued at $1,483,565; property, mineral rights and equipment, net of depreciation of $8,953,615; and other assets of $3,659,782.

Recently, the deteriorating economic conditions experienced in the second half of 2008 in the U.S. housing market and the credit quality of mortgage backed securities have continued. This situation has caused a loss of confidence in the broader U.S. and global credit and financial markets and has resulted in the collapse of, and government intervention in, several major banks, financial institutions and insurers.  The contraction and unavailability of credit has created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations if needed.  Access to additional capital may not be available on terms acceptable to us or at all if the current economic situation persists.

We expect to rely upon the cash flow generated by our mine services subsidiaries. However, the recent economic instability makes it difficult for the Company’s management to accurately predict revenues from these services through the remainder of the 2009 fiscal year.  While the majority of Timberline Drilling’s underground drilling rigs remained active during the fiscal year to date, surface drilling by our customers has been negatively impacted by the current economic instability.  Although we do not expect fiscal 2009 revenues to match 2008 levels, we also believe that revenues will increase above the levels of our first fiscal quarter in future quarters and profitability will be attained.  Subsequent to the quarter ended December 31, 2008, Timberline Drilling has mobilized two additional drilling rigs, one surface and one underground, and has received indications of interest in our surface drilling services from several potential customers.

If cash flow from our mine services subsidiaries are insufficient, our exploration activities and other operations will be reliant upon equity financings, or other outside funding, to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  We will continue to evaluate all available avenues to generate cash including, but not limited to, equity placements, asset sales, credit facilities or debt issuances.

On October 31, 2008, the Company entered into two convertible notes; one with Ron Guill, a director of the Company, and his wife, Stacey Guill, and the other with SMD, a company owned by Mr. Guill.  Each of the notes was made for a principal amount of $5 million dollars for an aggregate of $10 million, and both are convertible into the Company’s common stock, as described below.  The Company used the proceeds of the notes to pay off the $8.0 million loan (plus any applicable interest) previously provided to the Company by Auramet Trading, LLC (“Auramet”) and described in the Company’s Form 8-K filed on July 3, 2008 (such loan is hereafter referred to as the “Auramet Loan”) and for general working capital purposes.

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

Intangible Assets

Intangible assets from the acquisition of Timberline Drilling, including employment contracts, and customer drilling contracts, are stated at the estimated fair value at the date of acquisition.  Amortization of employment contracts was initially calculated on a straight-line basis over a useful life of three years.  Amortization of the drilling contracts was calculated on a straight-line basis over the life of the contracts (typically one year or less).  The value of employment and customer drilling contracts will be periodically tested for impairment. Any impairment loss revealed by this test would be reported in earnings for the period during which the loss occurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Randal Hardy (“CEO/CFO”) and Chief Accounting Officer, Craig Crowell, (“CAO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO/CFO and the CAO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO and CAO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

In December 2008, during management’s evaluation of effectiveness of internal control over financial reporting for the year ended September 30, 2008, management identified material weaknesses in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).  The material weaknesses identified include the lack of sufficient knowledge of complex accounting issues and inconsistent application of accounting policies at our WWE subsidiary.  During the quarter ended December 31, 2008, management instituted remediation efforts to address the weaknesses which materially affected the Company’s internal control over financial reporting.  These efforts include continued training for accounting staff, reinforcing to accounting staff the importance of consistent application of accounting policies and consulting independent experts when complex transactions are entered into by the Company.  These changes were implemented by management of the Company, including the Chief Executive Officer/Chief Financial Officer, Randal Hardy, and the Chief Accounting Officer, Craig Crowell.  There were no material costs in implementing the new procedures.  No other changes in the Company’s internal control over financial reporting, except remediation of material weaknesses as discussed above, that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

On January 16, 2009, the Company filed a complaint in the United States District Court for the District of Idaho (the “Court”) against American Drilling, LLC, American Drilling Corporation (along with American Drilling, LLC referred to as “American Drilling”), and Steven Elloway ("Elloway").  Timberline Drilling alleged that when Elloway left employment with the Company he immediately started American Drilling, and that Elloway and American Drilling have subsequently violated Elloway's Supplemental Income Agreement with Timberline Drilling, which restricted his post-termination competitive activities.  Timberline Drilling also asserted that Elloway and American Drilling have converted confidential and proprietary Timberline Drilling information and documents, misappropriated trade secrets, tortiously and negligently interfered with Timberline Drilling's contractual relations with its business relationships and its prospective economic advantage, and that Elloway breached fiduciary duties to Timberline Drilling and unjustly enriched himself.  In addition to seeking monetary damages, Timberline Drilling has asked the Court to issue an injunction to prohibit future improper competition or use of Timberline Drilling trade secrets by Elloway or American Drilling.  A temporary restraining order has been issued, and arguments regarding the entry of a preliminary injunction were heard by the Court on February 11, 2009.  The Court has not issued a ruling, and Defendant's have yet to answer the complaint

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-KSB, which was filed with the SEC on December 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2008, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Executive Officer and Chief Financial Officer

       (Principal Executive Officer and Principal Financial Officer)

Date:  February 17, 2009

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  February 17, 2009