Form 10-Q
period 2009-03-31
Timberline Resources Corp
filed 2009-05-15
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at May 14, 2009:  34,920,111

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets at March 31, 2009 and September 30, 2008	5

Consolidated Statements of Operations for the three months and six months ended March 31, 2009 and 2008	6

Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008	7

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Submission of Matters to Vote of Security Holders.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

SIGNATURES	27

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2009

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

6

Consolidated statements of operations

7

Consolidated statements of cash flows

8

Notes to consolidated financial statements

9 - 18

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,138,286	$737,503
Accounts receivable, net of allowance for doubtful accounts of
$250,740 and $150,740, respectively	779,644	3,499,371
Materials and supplies inventory	1,437,459	2,045,223
Deferred offering and acquisition costs	-	923,957
Deferred financing cost, net	-	202,550
Prepaid expenses and other current assets	1,201,070	481,529
TOTAL CURRENT ASSETS	5,556,459	7,890,133

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	7,609,726	9,224,550
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	7,609,726	9,224,550

OTHER ASSETS:
Restricted cash	42,382	286,410
Deposits and other assets	193,939	160,170
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,044,845	3,255,104
TOTAL ASSETS	$16,211,030	$20,369,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,181,769	$2,159,857
Accrued expenses	937,437	945,809
Accrued offering and acquisition costs	923,957	923,957
Accrued payroll and benefits	218,726	482,714
Accrued taxes	1,843,122	2,173,362
Accrued severance	-	400,000
Deferred revenue	-	27,315
Current portion of capital leases	436,345	448,127
Current portion of long term debt	88,544	250,638
TOTAL CURRENT LIABILITIES	6,629,900	7,811,779

LONG-TERM LIABILITIES:
Bridge loan financing	-	8,000,000
Long term debt, net of current portion	237,129	337,731
Long term debt owed to related party	5,000,000	-
Accrued interest on long term debt owed to related party, due at maturity	211,835	-
Put option on common stock	-	92,336
Obligation under capital leases, net of current portion	311,728	577,534
TOTAL LONG-TERM LIABILITIES	5,760,692	9,007,601

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 34,905,111 and 28,739,903 shares issued
and outstanding, respectively	34,905	28,739
Additional paid-in capital	27,554,800	21,343,416
Accumulated deficit	(23,769,267)	(17,821,748)
TOTAL STOCKHOLDERS' EQUITY	3,820,438	3,550,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,211,030	$20,369,787

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$3,493,384	$8,386,327	$8,184,080	$14,821,452

COST OF REVENUES	3,708,701	6,333,894	8,616,747	11,283,559

GROSS PROFIT (LOSS)	(215,317)	2,052,433	(432,667)	3,537,893

OPERATING EXPENSES:
Mineral exploration expenses	44,731	422,968	312,619	999,720
Salaries and benefits	513,708	682,692	1,566,271	2,847,618
Insurance expense	59,526	116,720	312,664	220,579
Professional fees	269,467	294,077	1,561,678	530,771
Severance recovery	(350,000)	-	(350,000)	-
Other general and administrative expenses	406,367	738,197	1,045,731	1,133,842
TOTAL OPERATING EXPENSES	943,799	2,254,654	4,448,963	5,732,530

LOSS FROM OPERATIONS	(1,159,116)	(202,221)	(4,881,630)	(2,194,637)

OTHER INCOME (EXPENSE):
Other income	19,337	16,625	37,779	27,866
Foreign exchange gain (loss)	11,095	85,084	(97,084)	143,043
Interest income	14,872	45,351	22,025	120,440
Interest expense	(278,325)	(106,372)	(1,173,698)	(251,940)
TOTAL OTHER INCOME (EXPENSE)	(233,021)	40,688	(1,210,978)	39,409

NET LOSS BEFORE INCOME TAXES	(1,392,137)	(161,533)	(6,092,608)	(2,155,228)

INCOME TAX RECOVERY (EXPENSE)	179,891	(325,520)	145,089	(325,520)

NET LOSS	$(1,212,246)	$(487,053)	$(5,947,519)	$(2,480,748)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.19)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	34,651,992	27,072,145	32,036,879	26,428,180

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,947,519)	$(2,480,748)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	704,185	659,698
Allowance for doubtful accounts	100,000	-
Gain on sale of equipment	(47,040)	(9,824)
Amortization of deferred financing cost	202,550	-
Deferred offering and acquisition costs	923,957	-
Severance recovery	(350,000)	-
Change in fair value of put option on common stock	154,064	-
Impairment of mineral rights	55,000	-
Stock based compensation	971,150	711,943
Changes in assets and liabilities:
Accounts receivable	2,515,507	(703,388)
Materials and supplies inventory	607,764	(1,033,078)
Prepaid expenses and other current assets, deposits and other assets	(753,310)	(13,915)
Accounts payable	21,912	(139,207)
Accrued expenses	(8,372)	66,982
Accrued payroll and benefits	(263,988)	334,277
Accrued taxes	(330,240)	417,405
Accrued severance	(50,000)	-
Deferred revenue	(27,315)	277,709
Accrued interest on long term debt due at maturity	211,835	-
Net cash used by operating activities	(1,309,860)	(1,912,146)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(21,437)	(1,398,004)
Change in restricted cash	244,028	1,001
Purchase of investment in equity security	-	(50,000)
Proceeds from sale of equipment	1,028,336	14,641
Net cash provided (used) by investing activities	1,250,927	(1,432,362)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of bridge loan financing	(8,000,000)	-
Proceeds from long term debt	5,000,000	-
Proceeds from related party notes payable	-	60,000
Payments on related party notes payable	-	(807,000)
Payments on long term debt	(262,696)	(162,415)
Payments on capital leases	(277,588)	(204,803)
Proceeds from short term convertible note	5,000,000	-
Proceeds from exercise of warrants	-	1,483,873
Proceeds from issuances of stock and warrants, net of stock offering costs	-	3,093,129
Net cash provided by financing activities	1,459,716	3,462,784
Net increase in cash	1,400,783	118,276
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	737,503	3,949,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,138,286	$4,068,264

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Account receivable exchanged for equipment	$104,220	$600,895
Settlement of put option with common stock	246,400	-
Capital lease for equipment purchase	-	387,297
Long term debt issued for equipment purchase	-	129,423
Conversion of short term convertible note into stock	5,000,000	-

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

In 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). Kettle provides drilling services to the mining and mineral exploration industries in North America.  In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2009.

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

e.

Materials and supplies inventory – Inventories consist primarily of parts, operating supplies, drill rods and drill bits.The Company values its materials and supplies inventory, with the exception of drill rods, at the lower of average cost or market.  Drill rods are valued using their average cost less an allowance for rod usage on a per foot drilled basis.  Allowances are recorded for inventory considered to be in excess or obsolete.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

f.

Goodwill - Goodwill relates to the acquisition of Timberline Drilling.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. There was no impairment loss revealed by this test as of September 30, 2008.

g.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

h.

Provision for Taxes – Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109,  “Accounting for Income Taxes” (hereafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The dilutive effect of convertible and exercisable securities, in periods of future income as of March 31, 2009 and 2008, is as follows:

	March 31, 2009	March 31, 2008

Stock options	4,675,835	3,215,001
Warrants	1,337,934	2,426,734
Convertible debt	3,474,556	-
Convertible preferred stock	-	4,700,000
Total possible dilution	9,488,325	10,943,650

At March 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

k.

New accounting pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. Effective October 1, 2008, the Company adopted the provisions of SFAS 157 for our financial assets and financial liabilities without a material effect on the Company’s consolidated financial statements.  In February 2008, FASB issued Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on our consolidated financial statements.

FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, in the first quarter 2007. This statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The adoption of this statement on October 1, 2008 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R “Business Combinations”, (“SFAS 141R”).  The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will change the accounting for the assets acquired and liabilities assumed in a business combination.

•

Acquisition costs will be generally expensed as incurred;

•

Noncontrolling interests (formally known as “minority interests”) will be valued at fair value at the acquisition date;

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

It does not appear that the adoption of SFAS No. 141R will have a material effect on our Consolidated Financial Statements.  However, any future business acquisitions occurring on or after the beginning of the first annual reporting period on or after December 15, 2008 will be accounted for in accordance with the statement. In December 2007, FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

In March 2008, FASB issued SFAS 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS:

On March 10, 2008, the Company entered into an agreement with Douglas Kettle and David and Margaret Deeds providing for severance arrangements relating to the resignation of Messrs. Kettle and Deeds, the President and CEO, respectively, of Timberline Drilling.

Messrs. Kettle and Deeds resigned from Timberline Drilling on May 15, 2008. In connection with the resignations, the Company transferred certain personal property to Messrs. Kettle and Deeds and paid Mr. Kettle and Mr. Deeds a cash severance amount of $600,000 each at the time of their resignation, as well as the balance of their 2007 bonuses ($135,822 each) and additional cash severance of $300,000 in $25,000 monthly installments from July through November 2008. The remaining $175,000 payment due to each of Messrs. Kettle and Deeds in December 2008 was not paid when due.

During the quarter ended March 31, 2009, the Company entered into a Settlement and Release Agreement with Douglas Kettle and David and Margaret Deeds (“Kettle Affiliates”).  Pursuant to the agreement, the Kettle Affiliates agreed to purchase certain non-utilized assets from the Company and to release any claims against the Company, including their claim to the remaining $350,000 of severance owing to them on December 31, 2008.  The Company released any claims against the Kettle Affiliates, including releasing Mr. Kettle and Mr. Deeds from the remainder of the term of their previous non-competition agreements.  See Note 10.

On October 31, 2008, the Company entered into two convertible notes (see Notes 5 and 7); one with Ronald Guill, a director of the Company, and his wife, Stacey Guill, and the other with Small Mine Development, LLC (“SMD”), an Idaho limited liability company owned by Mr. Guill. The Company used the proceeds of the notes to pay off the $8.0 million bridge loan previously provided to the Company by Auramet Trading, LLC (“Auramet”) (See Note 4) and for general working capital purposes.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 4 – BRIDGE LOAN FINANCING:

On June 24, 2008, the Company entered into a bridge loan financing arrangement for $8,000,000 with Auramet Trading, LLC (“Auramet”) under which the Company could draw funds at any time before June 30, 2008.  On June 27, 2008 the Company withdrew $8,000,000, net of a fee equal to 4% of the principal amount of the loan, to repurchase the Company’s then outstanding Series A Preferred Shares.

The loan incurred interest at 12% per annum, with interest payable monthly in arrears commencing August 1, 2008, and the principal amount outstanding was due October 31, 2008.  On October 31, 2008 the bridge loan principal amount was repaid in full.

Pursuant to the loan’s terms, the Company also issued 160,000 shares of the Company’s common stock to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The fair market value of the 160,000 common shares ($484,800) was recorded on the balance sheet in common stock, additional paid-in capital and deferred financing cost, net.  The deferred financing costs were ratably charged to interest expense over the term of the loan.  In addition, Auramet received a put option for the 160,000 shares of common stock issued, exercisable ninety days from the maturity date of the bridge loan.  On January 29, 2009, Auramet had a onetime option to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.

During the quarter ended March 31, 2009, Auramet indicated its intention to exercise the put option and return the shares to the Company. The Company and Auramet agreed that the Company would issue an additional 535,652 shares of common stock, valued at the trailing 30 day average closing price of the Company’s stock of $0.46 per share, to Auramet in lieu of settling the option with a cash payment.  These shares were issued in March 2009.

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

The Convertible Term Note has a principal amount of $5 million and is collateralized with all of the stock of Timberline Drilling, Inc., and a Deed of Trust covering the Company’s Butte Highlands property in Silver Bow County, Montana (the “Butte Highlands Property”).

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest due at maturity. The Convertible Term Note is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. Management analyzed the conversion features contained in this note considering EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Management’s conclusion was that these convertible features are conventional convertible instruments and thus would qualify for equity classification under EITF 00-19.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 5 – LONG TERM DEBT, (continued):

As conventional convertible instruments, the embedded conversion options qualify for the scope exception under FAS 133, and therefore would not be bifurcated from the host instrument.

The Convertible Term Note must be repaid on or before October 31, 2010, including interest due at maturity, and may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

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

NOTE 6 – INCOME TAXES:

During the quarter ended March 31, 2009, the Company realized an income tax recovery of $179,891.  This recovery represents the difference between the accrued and actual amount of Mexican income taxes paid by the Company’s Mexican subsidiary, World Wide Exploration, for the 2008 calendar year.

For the fiscal year ended September 30, 2009 The Company anticipates an effective income tax rate of 31% in Mexico and 0% in the United States due to the availability of accumulated net operating losses to offset any U.S. income taxes.

NOTE 7 – COMMON STOCK AND WARRANTS:

In October, 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”) for $5 million (see Note 3).  The Short-Term Convertible Note principal automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) pursuant to the Subscription Agreement described below upon approval of the issuance of the additional shares for listing by the NYSE Amex which occurred in December 2008.

Under the Subscription Agreement, Mr. and Mrs. Guill subscribed to purchase 5,555,556 shares of the Company’s common stock at a price of $0.90 per share.

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,301,734	$2.45
Issued	-	-
Expired	(963,800)	(1.00)
Outstanding at March 31, 2009	1,337,934	3.50

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 7 – COMMON STOCK AND WARRANTS, (continued):

These warrants expire as follows:

Warrants	Price	Expiration Date
1,337,934	$3.50	September 30, 2009
1,337,934

NOTE 8 – STOCK OPTIONS:

The Company has established the 2005 Equity Incentive Plan (as amended August 31, 2006 and August 22, 2008) to authorize the granting of up to 7,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

The fair value of option awards granted on December 19, 2008 and October 24, 2007 (the only grants during the six months ended March 31, 2009 and 2008, respectively) was estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $89,043 and $24,917 for the three months ended March 31, 2009 and 2008, respectively.  Total compensation cost charged against operations under the plan for employees was $789,787 and $499,361 for the six months ended March 31, 2009 and 2008, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $60,750 and $5,684 for the three months ended March 31, 2009 and 2008, respectively. Total compensation cost charged against operations under the plan for directors and consultants was $164,203 and $76,582 for the six months ended March 31, 2009 and 2008, respectively.  These costs are classified under other general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 8 – STOCK OPTIONS, (continued):

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2008	3,917,502	$2.65
Granted	2,855,000	0.33
Exercised	75,000	0.80
Expired and forfeited	(2,021,667)	3.04
Outstanding at March 31, 2009	4,675,835	$1.09
Exercisable at March 31, 2009	2,235,434	$1.30

Weighted average fair value of options granted during the six months
ended March 31, 2009		$0.20

The average remaining contractual term of the options outstanding and exercisable at March 31, 2009 is 4.10 and 3.60 years, respectively.  Options exercised were on a cashless basis, resulting in the issuance of 35,000 shares based on the current price of the Company’s stock on the date of exercise.  As of March 31, 2009, total unrecognized compensation expense related to options was $1,069,931 and the related weighted-average period over which it is expected to be recognized is approximately 0.91 years.  The aggregate intrinsic value of options exercised during the six months ended March 31, 2009 and 2008 was $52,500 and none, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2009 is none and none, respectively.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho; and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $68,039 and $73,340 for the three months ended March 31, 2009 and 2008, respectively, and $147,662 and $125,146 for the six months ended March 31, 2009 and 2008, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 10 – COMMITMENTS AND CONTINGENCIES, (continued):

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

Unpaid IRS Payroll Taxes, Interest and Penalties

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008. As of March 31, 2009, the balance of those unpaid payroll taxes was $1,000,000.    During the quarter ended March 31, 2009, the Company entered into an Asset Purchase Agreement with Douglas Kettle and David and Margaret Deeds (“Kettle Affiliates”).  As part of the Asset Purchase Agreement, the Kettle Affiliates agreed to purchase from the Company four non-utilized drilling rigs and related equipment  for $1,000,000.  The proceeds of the sales were to be used to pay the unpaid balance of payroll taxes.  At March 31, the $1,000,000 was in escrow pending closing of the Asset Purchase Agreement.  Subsequent to quarter end, the closing occurred and the $1,000,000 was released from escrow and paid to the IRS.  No further balance of payroll tax remains unpaid by the Company.

The Company has negotiated a payment plan with the IRS relating to $471,948 in interest and penalties owed as of March 31, 2009.  In April 2009, the Company began making monthly installment payments on the outstanding balance of interest and penalties.  During the six months ended March 31, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 11 – SEGMENT INFORMATION:

The Company has three operating segments at March 31, 2009: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the three months and six months ended March 31, 2009 and 2008 are as follows:

	Three months ending March 31		Six months ending March 31
Revenues:	2009	2008	2009	2008
Timberline	$-	$-	$-	$-
Timberline Drilling	2,802,070	5,722,242	5,230,915	10,664,421
World Wide Exploration	691,314	2,664,085	2,953,165	4,157,031
Total revenues	$3,493,384	$8,386,327	$8,184,080	$14,821,452

Income / (Loss) before income taxes:
Timberline	$(904,085)	$(1,056,007)	$(3,980,848)	$(2,734,884)
Timberline Drilling	(69,437)	135,913	(1,807,272)	(189,502)
World Wide Exploration	(418,615)	758,561	(304,488)	769,158
Loss before income taxes	$(1,392,137)	$(161,533)	$(6,092,608)	$(2,155,228)

Total assets:		March 31, 2009		September 30, 2008
Timberline		$1,574,800		$2,803,202
Timberline Drilling		11,157,158		12,456,114
World Wide Exploration		3,479,072		5,110,471
Total assets		$16,211,030		$20,369,787

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

During the three months and six months ended March 31, 2009, revenues from transactions with two customers each amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $2,632,246 and customer B accounted for revenue of $691,314 during the three months ended March 31, 2009.  Customer A accounted for revenue of $4,308,392 and customer B accounted for revenue of $2,888,318 during the six months ended March 31, 2009.  The revenue for customer A is reported through Timberline Drilling, while the revenue for customer B is reported through World Wide Exploration.

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

Timberline Resources Corporation has taken the complementary businesses of drilling and mineral exploration and combined them into a unique, forward-thinking investment vehicle.  The Timberline business model provides investors exposure to both the “picks and shovels” and “blue sky” aspects of the mining industry.  The “picks and shovels” aspect of our business includes the mining services provided by Timberline Drilling and other potential operating businesses that we may acquire.  We use the term “blue sky” to mean the potential of our exploration properties.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  As the work progresses, the potential of the property becomes more and more clear.  If the exploration results are favorable, the value of the property may increase significantly.  The term “blue sky” refers to the upside potential of that value.  We believe our business model offers the opportunity to participate in both the “picks and shovels” and “blue sky” aspects of the business—our shareholders can participate in the markets for precious and base metal mining without the degree of risk inherent to mine operation and/or sole reliance on speculative early-stage drill-plays.

Corporate Overview

Timberline Resources Corp.’s business is comprised of an exploration division and two wholly-owned operating drilling subsidiaries.

Our exploration division is focused on district-scale gold projects with the potential for near-term, low-cost development.  In addition to the evaluation of other potential properties and projects, the exploration division is responsible for the acquisition and advancement of our Butte Highlands Gold project that is part of a 50/50 joint venture agreement with Small Mine Development, LLC and scheduled for development in 2009.

Timberline Resources’ operating subsidiaries are Timberline Drilling and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“WWE”).  They provide both surface and underground drilling services in the United States and Mexico, with their two largest clients being Newmont Mining and Exploraciones Mineras Penoles S.A. de C.V., respectively.  Both units specialize in underground, hard rock core drilling – a niche business that we believe is well-positioned as the industry matures and exploration projects are advanced into producing mines.

Timberline is listed on the NYSE Amex (“Exchange”) and trades under the symbol “TLR”.  On February 13, 2009, we received notice from the Exchange that as of September 30, 2008 the Company was below certain of the Exchange’s continued listing standards due to Timberline’s stockholders’ equity not meeting certain minimum requirements. Timberline submitted a plan of compliance to the Exchange on March 13, 2009.

On May 4, 2009 the Company received notice from the Exchange that the Exchange had accepted its plan of compliance and will continue listing Timberline on the Exchange, subject to certain conditions.  While Timberline remains out of compliance with certain listing standards, the Exchange has granted the Company an extension until August 13, 2010 to regain compliance with the Exchange’s continued listing standards.  Until Timberline regains compliance, the Company remains subject to periodic review by the Exchange.

Drilling Services

Our underground focus with established customers continues to provide a solid base of operations as a large percentage of the above-ground and more speculative exploration drilling has been cut back and/or delayed during the current industry slowdown.  We believe that right-sizing efforts initiated at Timberline Drilling since our management transition in May 2008, a more balanced level of input costs, availability of qualified labor, and our ongoing focus on profitability will continue to improve the operating results of our drilling subsidiaries.

Over the past year, we have successfully established a new corporate culture in our drilling subsidiaries and have renewed our focus on underground drilling at established mining operations.  We have reduced the layers of management between the head office and the field, streamlined our processes and operations, strengthened our balance sheet, and implemented new employee incentive programs.  These objectives were achieved under extremely difficult market conditions.

During the quarter, Timberline Drilling extended its current contract with Newmont Mining through February 2011, enhancing an already solid relationship.  We have established joint planning and safety review teams with Newmont and, furthermore, Newmont has provided us with mine site facilities to support our operations.  We believe that the contract extension provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent opportunity for future stability and growth.  This should also allow us to focus on further improvements in customer service and safety with our largest client.

Also during the second fiscal quarter, Timberline Drilling agreed to sell several under-utilized, non-core drill rigs, increasing the overall rig utilization rate and decreasing depreciation expenses.  Additionally, former management of Timberline Drilling agreed to forego $350,000 in severance payments.  Subsequent to the quarter end, proceeds from the drill sales were used to help retire more than $1.3 million in debt.

Our Mexican subsidiary, World Wide Exploration (WWE), continues to track approximately one quarter behind our U.S. drilling subsidiary from an operational standpoint.  WWE has three drills in service and is anticipating adding more drills during the year.  However, the demand for drilling services in Mexico remains subdued due, in part, to a number of factors, including increased violence in some areas and public health concerns.  As evidenced by its previous results, we have a seasoned and experienced management team at WWE and the overall situation in Mexico is monitored closely by our management.

Exploration Division

Our Exploration Division continues to advance our Butte Highlands Gold Project in southwestern Montana.   During the quarter, we continued the permitting process, mine and underground exploration planning, and our evaluation of the anticipated mineralization.

Previously, we completed a hydrogeologic study at Butte Highlands.  In support of the study, the Company drilled a 1,167-foot groundwater monitoring well to identify groundwater quantity and quality at the project site and sampled surface water from local stream systems.  The borehole tests yielded 12 gallons of water per minute for the full length of the monitoring well which is within the range anticipated by Timberline and Small Mine Development, LLC (“SMD”).  The hydrogeologic study considered local geology, precipitation, hydrologic basins, and other pertinent information needed to predict water inflow into the anticipated underground workings.   Resulting data was used by AMEC Geomatrix to develop a Conceptual Hydrological Model of the deposit to predict potential mine inflow during planned exploration and mine production activities.  The positive results of this study represent a significant milestone in the permitting process and the proposed underground exploration and development schedule.

During this quarter we continued our exploration planning, including the requirements and locations for on-site facilities, water handling systems, and site disturbance calculations.  All of this data was generated in order to submit a thorough application for the underground exploration permit.  We submitted the underground exploration permit application to the State of Montana Department of Environmental Quality in early April 2009.

We are now finalizing a 50/50 joint-venture agreement with SMD at Butte Highlands.  Under terms of the agreement, Timberline will be carried to production by SMD which will fund all project development costs and is expected to begin development in the summer of 2009.  Timberline’s 50-percent share of project costs is expected to be paid out of proceeds from future mine production.  Given the uncertainty of the marketplace and credit markets, we believe that our strategic partnership with SMD at Butte Highlands provides an excellent opportunity for us and our shareholders by placing our most-advanced project on a development track with relatively small share dilution. We believe this partnership may be a model for future opportunities in underground mine development and mining with SMD.

Pending proper approvals and permits, which we expect by late summer of this year, SMD is expected to begin development of the underground ramp to access the mineralized areas, which is expected to allow for additional underground drilling and exploration.  The exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and results, is expected to be followed by production in late 2010.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t require higher gold prices in order to advance our business model.  As a company we are focused on our drilling subsidiaries, advancing Butte Highlands and evaluating new opportunities. We have evaluated a number of projects and opportunities in both the services and production aspects of the business and will continue to do so.  Our industry and the world have changed in the past year and we anticipate a number of changes in the year ahead.  We feel we have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Results of Operations for the Three Month and Six Month Periods ended March 31, 2009 and 2008

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the three months ended March 31, 2009, we reported $3,493,384 in revenue compared to $8,386,327 in the same period of 2008.  For the six months ended March 31, 2009, we reported revenues of $8,184,080 versus revenues of $14,821,452 in the same period of 2008.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $2,802,070 from Timberline Drilling and $691,314 from WWE for the three months ended March 31, 2009.  For the six months ended March 31, 2009 Timberline Drilling and WWE reported revenues of $5,230,915 and $2,953,165, respectively.  Gross profit (loss) from Timberline Drilling and WWE was $4,565 and $(219,882), respectively, for the three months ended March 31, 2009, and $(659,103) and $226,436, respectively, for the six months ended March 31, 2009.  Overall the demand for drilling services has declined due to the current economic crisis.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets and many have scaled back or eliminated exploration and development activities.  As a result, the demand for drilling services began a steep decline during the second half of 2008 and into 2009.  The decline for drilling services and the resulting reduction in the number of Timberline Drilling’s drill rigs operating this year versus last year has had an adverse affect on our revenues compared to last year, and we expect revenues for the remainder of 2009 to be less than our corresponding revenues the previous year.

Our overall after tax net loss for the three months ended March 31, 2009 was $1,212,246 compared to an overall net loss of $487,053 for the three months ended March 31, 2008.  For the six months ended March 31, 2009, our overall net loss was $5,947,519 compared to $2,480,748 for the same period in 2008.  Our net loss for the three months ended March 31, 2009 is comprised of $904,085 for Timberline Corporate and Exploration, $69,437 for Timberline Drilling and $238,724 at WWE.  Our net loss for the six months ended March 31, 2009 is comprised of $3,980,848 for Timberline Corporate and Exploration, $1,807,272 for Timberline Drilling, and $159,399 at WWE.

The significant right-sizing efforts initiated at Timberline Drilling since our management transition in May 2008, a more balanced level of input costs, availability of qualified labor, and our ongoing focus on profitability are expected to continue to improve the operating results of our drilling subsidiaries.  While we do not expect that our drilling revenues will be as strong as last year, we do expect that our revenue stability, cost-cutting, and performance efficiencies will result in positive earnings and cash flow.

Timberline Drilling and WWE provide drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  Due to declining demand for drilling services, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for two major customers.  We cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

The after tax net loss of $904,085 for the combined Timberline Corporate and the Exploration division during the three months ended March 31, 2009 is comprised of non-cash charges of $175,976, exploration expenditures of $44,731, salaries and benefits of $138,711, professional fees of $227,552, other general and administrative costs of $182,544 and interest expense of $138,628, less interest income of $4,057.  Included in the non-cash charges are $149,793 in expenses related to stock options that vested during the quarter.  Also included in the non-cash charges are $9,023 in depreciation and amortization.

The after tax net loss of $3,980,848 for the combined Timberline Corporate and the Exploration division during the six months ended March 31, 2009 is comprised of non-cash charges of $989,597, exploration expenditures of $312,619, salaries and benefits of $266,233, professional fees of $1,422,122, other general and administrative costs of $341,612, and interest expense of $659,135, less interest income of $10,470.  $923,957 of our professional fees during the six months ended March 31, 2009 was related to legal and financial advisory costs associated with our proposed acquisition of SMD.  Included in the non-cash charges are $953,990 in expenses related to stock options that vested during the year to date.  Also included in the non-cash charges are $18,447 in depreciation and amortization.

Timberline Drilling and WWE

For the three months ended March 31, 2009, Timberline Drilling had revenues of $2,802,070 as compared to $5,722,242 for the three months ended March 31, 2008.  WWE had revenues of $691,314 for the three months ended March 31, 2009 as compared to $2,664,085 for the three months ended March 31, 2008.  Overall the demand for drilling services has declined due to the current economic crisis.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets.  As a result, the overall demand for drilling services decreased during the second half of 2008 and into 2009.  The decrease in revenues at both Timberline Drilling and WWE is attributable to the reduced demand for drilling services and the resulting reduction in the number of operating drill rigs compared to the previous year.  We expect that our revenue for the remainder of 2009 will be less than the corresponding revenue in 2008 due to the reduced number of drill rigs operating.

For the three months ended March 31, 2009, net loss before taxes from Timberline Drilling was $69,417 while net loss before taxes at WWE was $418,615 as compared to a net income before taxes of $135,913 for Timberline Drilling and net income before taxes of $758,561 for WWE for the three months ended March 31, 2008.  At Timberline Drilling and WWE, the current quarter loss is primarily attributable to significantly decreased drilling revenue despite decreased operating and general and administrative expenses.

For the six months ended March 31, 2009, Timberline Drilling had revenues of $5,230,915 as compared to $10,664,421 for the six months ended March 31, 2008.  WWE had revenues of $2,953,165 for the six months ended March 31, 2009 as compared to $4,157,031 for the six months ended March 31, 2008.  The decrease in revenues at Timberline Drilling and WWE is attributable to a reduction in the number of operating drill rigs.

For the six months ended March 31, 2009, net loss before taxes from Timberline Drilling was $1,807,272 while net loss before taxes at WWE was $304,488 as compared to a net loss before taxes of $189,502 for Timberline and net income before taxes of $769,158 for WWE for the six months ended March 31, 2008.  At Timberline Drilling and WWE, the year to date loss is primarily attributable to significantly decreased drilling revenue despite decreased operating and general and administrative expenses.

We expect that the extension of our drilling contract for Newmont Mining and the resulting revenue stability, coupled with our ongoing cost-cutting, and performance efficiencies will result in positive earnings and cash flow despite drilling revenues that are not expected to be as strong as last year,

Financial Condition and Liquidity

At March 31, 2009, we had assets of $16,211,030 consisting of cash in the amount of $2,138,286; accounts receivable, net of allowance for doubtful accounts, in the amount of $779,644; inventories valued at $1,437,459; property, mineral rights and equipment, net of depreciation of $7,609,726; and other assets of $4,245,915.

The deteriorating economic conditions experienced in the second half of 2008 in the U.S. housing market and the credit quality of mortgage backed securities have continued during 2009 to date. This situation has caused a loss of confidence in the broader U.S. and global credit and financial markets and has resulted in the collapse of, and government intervention in, several major banks, financial institutions and insurers.  The contraction and unavailability of credit has created a climate of greater volatility, less liquidity, widening of credit spreads, and a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations if needed.  Access to additional capital may not be available on terms acceptable to us or at all if the current economic situation persists.

Economic conditions have had an adverse affect on junior resource and exploration stage companies.  Market declines have adversely affected the ability to raise capital on acceptable terms, if at all, and many companies are significantly reducing investments in exploration, including drilling services.  We expect to rely upon the cash flow generated by our drilling subsidiaries. However, the recent economic instability makes it difficult for the Company’s management to accurately predict revenues from these services through the remainder of the 2009 fiscal year.  While the majority of Timberline Drilling’s underground drilling rigs remained active during the fiscal year to date, surface drilling by our customers has been negatively impacted by the current economic instability.  While we do not expect fiscal 2009 revenues to match 2008 levels, we also believe that revenues will increase above the year to date levels in future quarters and profitability will be attained.  Subsequent to the quarter ended March 31, 2009, Timberline Drilling has mobilized two additional underground drilling rigs in Nevada, and has received indications of interest in mobilizing additional drills from both current and potential new customers.

At March 31, 2009 the Company has a working capital deficit of $1,073,441.  Management expects to address this working capital deficiency through efforts to improve operating cash flows at the Company’s drilling subsidiaries, reduction of exploration expenditures, reduced professional and consulting expenses, and, potentially, additional sales of capital assets.  The current liabilities of the Company include outstanding interest and penalties due to the Internal Revenue Service in the amount of $471,948.  The Company is making monthly installment payments on the outstanding balance.

Management expects to continue to improve operating cash flows at the Company’s drilling subsidiaries by further reducing hourly and salaried payroll expenses, reducing supplies inventory levels, and eliminating non-essential general and administrative costs. The Company plans to curtail exploration expenditures to focus on only our material exploration properties. This curtailment is expected to include a reduction in geological staff salaries expense and reduced use of outside geological consultants.  The Company also expects to incur significantly reduced legal, accounting and financial advisory expenses in future periods as compared to the past fiscal year and first quarter of the current fiscal year during our proposed acquisition of SMD. Finally, the Company’s capital assets include drills, drilling related equipment and vehicles for which a resale market exists.  The Company will consider sales of a portion of these capital assets, if necessary, to fund working capital.

Management believes that these remedies will provide it with sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or mine services operations.

If cash flow from our drilling subsidiaries is insufficient, our exploration activities and other operations will be reliant upon equity financings, or other outside funding, to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  We will continue to evaluate all available avenues to generate cash including, but not limited to, equity placements, asset sales, credit facilities or debt issuances.

On February 13, 2009, we received a notice from the NYSE Amex indicating that we were not in compliance with the exchange’s continued listing requirements.  During the quarter we submitted a compliance plan to the NYSE Amex to maintain our listing.  On May 4, 2009 this compliance plan was accepted by the NYSE Amex, giving the Company until August 13, 2010 to regain compliance with the continued listing standards of the exchange.  If we are unable to maintain our listing on the NYSE Amex and are unable to obtain a comparable listing, the liquidity of our common stock could decrease significantly and our ability to raise additional capital through equity or convertible debt could be impaired.

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

Revenue Recognition

The Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract on a per foot or per hour drilled basis.  In some cases, the customer is also responsible for paying for mobilization and stand-by costs.  Mobilization is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site.  Stand-by is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Revenue related to reimbursement of mobilization and “stand by” costs is recognized in the same period as the costs of mobilization or stand-by are incurred by the Company.  The specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling. Contract losses are not recognized as the Company’s agreements with its customers do not put the Company at a risk of loss.

Materials and Supplies Inventory

Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The Company values its inventories, with the exception of drill rods, at the lower of average cost or market, using the first-in-first-out (FIFO) method.  Drill rods are valued using their average cost less an allowance for rod usage on a per foot drilled basis.  Allowances are recorded for inventory considered to be in excess or obsolete.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 16, 2009, the Company filed a complaint in the United States District Court for the District of Idaho (the “Court”) against American Drilling, LLC, American Drilling Corporation (along with American Drilling, LLC referred to as “American Drilling”), and Steven Elloway ("Elloway").  Timberline Drilling alleged that when Elloway left employment with the Company he immediately started American Drilling, and that Elloway and American Drilling have subsequently violated Elloway's Supplemental Income Agreement with Timberline Drilling, which restricted his post-termination competitive activities.  Timberline Drilling also asserted that Elloway and American Drilling have converted confidential and proprietary Timberline Drilling information and documents, misappropriated trade secrets, tortiously and negligently interfered with Timberline Drilling's contractual relations with its business relationships and its prospective economic advantage, and that Elloway breached fiduciary duties to Timberline Drilling and unjustly enriched himself.  In addition to seeking monetary damages, Timberline Drilling asked the Court to issue an injunction to prohibit future improper competition or use of Timberline Drilling trade secrets by Elloway or American Drilling.

A temporary restraining order was issued and arguments regarding the entry of a preliminary injunction were heard by the Court on February 11, 2009.  On March 2, 2009, the Court stated that Timberline Drilling had demonstrated likelihood of success at trial on the merits, therefore a preliminary injunction was not issued due to no showing of irreparable harm.  The Court also stated that given the probable success of Timberline Drilling at trial, Timberline Drilling would have a claim for damages related to its loss of business extending to the trial date of July 11, 2010.  We are currently in the discovery phase and expect that Timberline Drilling will prevail at trial.  Rather than incur elevated legal costs at this time, and given that damages are ongoing and expected to continue, we plan to accelerate our legal expenditures and preparations closer to the trial date.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-KSB for the year ended September 30, 2008 which was filed with the SEC on December 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K. except as set forth below.

On June 27, 2008 Auramet Trading LLC (“Auramet”) provided Timberline $8.0 million (the “Loan”) pursuant to the terms of a term sheet (the “Term Sheet”), dated June 24, 2008, by and between Timberline and Auramet, and the terms of a promissory note (the “Promissory Note”), dated June 27, 2008, by and between Timberline and Auramet.  Pursuant to the Term Sheet, Timberline paid Auramet a fee equal to 4% of the principal amount of the Loan and issued to Auramet 160,000 shares of Timberline common stock (the “Fee Shares”).  Pursuant to the section of the Term Sheet entitled “Closing Fee to Lender”, Auramet was granted a put right (the “Put Right”) of $2.00 on the Fee Shares, entitling Auramet to payment of $320,000 (the “Put Value”) from Timberline upon notice of its exercise of its Put Right to Timberline on January 9, 2009.

On February 10, 2009, Timberline and Auramet entered into a Stock Purchase and Put Right Release Agreement (the “Agreement”), stating that the Put Right could be converted into shares on common stock of the Company at a deemed conversion price of $0.46 per share.  Timberline and Auramet further agreed that the previously issued 160,000 common shares could be credited to the Put Value, leaving the Put Value at $246,400, which will be converted by the Company by issuance of 535,652 shares of common stock of Timberline immediately upon final approval of the NYSE Amex.  The shares were issued on March 12, 2009.

The common shares of the above transaction were not registered under the Securities Act, or the laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The common shares were placed pursuant to exemptions from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act, such exemption being available based on information obtained from the investors to the private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information regarding our Annual Meeting of Stockholders was filed with the Securities and Exchange Commission under cover of a Current Report on Form 8-K on March 5, 2009 and is incorporated herein by reference.

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

Date:  May 15, 2009

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  May 15, 2009