Form 10-K/A
period 2008-09-30
Timberline Resources Corp
filed 2009-05-21
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB /A

(Amendment No. 1)

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

INTRODUCTORY NOTE TO FORM 10-KSB/A

This amendment number one on Form 10-KSB/A (this “Amendment”) amends the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2008 (the “Original Report”) and is being made to clarify certain information and disclosures as follows:

•

Item 1 – Description of Business – We clarified and expanded our disclosure on unpaid payroll taxes in the Risk Factors and Uncertainties   section of this Item 1.

•

Item 2 – Description of Property – We clarified and expanded our disclosure on our properties in this Item 2.

•

Item 6 – Management’s Discussion and Analysis or Plan of Operation – We clarified and expanded our disclosure on unpaid payroll taxes, our exploration activities, our working capital position and our revenue recognition policy in this Item 6.

•

Item 7 – Financial Statements –We have clarified our disclosure in the following financial statements (and line items) and Notes: (a) Note 5 regarding our Bridge Loan Facility and (b) Note 15 regarding our Credit Agreement with Small Mines Development.

Aside from the foregoing clarifications, this Amendment has not been amended or updated for events or information subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC.

The Company anticipates that the costs stemming from this Amendment will not have a material effect on the Company.  No adjustments are necessary for financial statements for periods subsequent to September 30, 2008. The filing of this Amendment shall not be deemed an admission that the Original Report, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

For financial statements and a discussion of events and developments subsequent to September 30, 2008, see the Company’s Quarterly Report on Form 10- Q for the quarterly period ended December 31, 2008 and any subsequent filings made with the SEC.

2

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

1

PART I

2

ITEM 1.  DESCRIPTION AND DEVELOPMENT OF BUSINESS

2

                RISK FACTORS AND UNCERTAINTIES

5

ITEM 2.  DESCRIPTION OF PROPERTY

13

ITEM 3.  LEGAL PROCEEDINGS

21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

PART II

22

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED

                 STOCKHOLDER MATTERS

22

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

24

ITEM 7.   FINANCIAL STATEMENTS

33

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

65

ITEM 13. EXHIBITS

65

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

66

SIGNATURES

67

3

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB /A and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern our anticipated results and developments in the our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

PART I

ITEM 1. DESCRIPTION AND DEVELOPMENT OF BUSINESS

NOTE:  The Company has clarified and expanded the disclosure in this Item 1 by revising certain of its disclosure related to unpaid payroll taxes.  No other disclosure in this Item 1 has been clarified or amended.

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

We have an unpaid balance of payroll taxes in Timberline Drilling and there is an ongoing investigation by the Internal Revenue Service into the persons responsible for the non-payment of payroll taxes from the period of January 1, 2008 through May 15, 2008.

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed $1,392,659 in unpaid taxes and related penalties and interest during the period from January 1 through May 15, 2008.  Further, the IRS has initiated an investigation into the non-payment of payroll taxes from the period of January 1, 2008 through May 15, 2008.  The Company turned over to the IRS certain requested information pertaining to the aforementioned time period and the IRS has assessed a trust fund tax recovery penalty against the Timberline Drilling and certain former managers and officers of the Timberline Drilling.

The Company has negotiated a payment plan with the IRS for the balance of delinquent payroll taxes, penalties and interest.  Currently, Timberline Drilling’s assets are subject to a tax lien until the assessment of the IRS is satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the payroll taxes, interest and penalties owed to the IRS, the IRS could seize assets of Timberline Drilling to satisfy the payroll taxes, interest and penalties due.

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

ITEM 2. DESCRIPTION OF PROPERTY

NOTE:  The Company has clarified and expanded the disclosure in this Item 2 by revising certain of its disclosure related to its properties.  No other disclosure in this Item 2 has been clarified or amended.

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

Montana Gold Properties

Butte Highlands Gold Project

Butte Highlands Project
Property Location
Silver Bow County, Montana
Timberline
Kalispell
Great Falls
Missoula
Helena
Butte
Bozeman
Billings
Butte Highlands Project
Major Cities
Major Highways
1:3,750,000
April, 2009

In July 2007, Timberline closed its purchase of the Butte Highlands Gold Project.  The project is located approximately 15 miles south of Butte, Montana in Silverbow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims situated within Sections 31 and 32, Township 1 North, Range 7 West; Sections 5 and 6, Township 1 South, Range 7 West; and Section 1, Township 1 South, Range 8 West, Montana Principal Meridian.  The property can be accessed utilizing motor vehicle via State Highway 2 and County and US Forest Service maintained, improved surface roads.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits including Butte, Golden Sunlight, Montana Tunnels, and Virginia City.

Claim Name(s)	Claim Type	Land Type	Rights	Ownership
BHC 1 thru BHC 61	Unpatented lode	Federal	mineral	100 % Timberline Resources Corp.
J.B. Thompson	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Main Ripple	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Murphy	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Only Chance	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Purchance	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Red Mountain	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Main Chance	Patented lode	Private	mineral	100 % Timberline Resources Corp.
Island	Patented lode	Private	mineral	100 % Timberline Resources Corp.

All of the unpatented claims are exploration lode claims legally located under federal and state guidelines whereas each claim is 600 feet by 1500 feet encompassing 20 acres.  Each claim is clearly marked with a 4 inch by 4 inch post or equivalent tree at each corner and a location monument is erected along the center line of the long direction of the claim.  All BLM maintenance requirements have been met.

All of the private lands within the Butte Highlands property are historic lode claims which were patented through the U.S. Government patent process.  Timberline Resources is responsible for paying yearly BLM maintenance fees on all unpatented mining claims and Montana State property taxes on all patented lands.  All associated taxes and fees are paid up to date as of September 30, 2008.  Electricity and water are readily available on the property.  If necessary, additional electricity requirements may be met by augmenting the currently available electrical supply with generator power.

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

Historic Drilling Highlights (from Surface)

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t) (1)
DDH 88-3	745.0	756.0	11.0	0.110
	1,070.0	1,085.0	15.0	0.206
DDH 89-1	1,177.2	1,227.0	49.8	0.651
PD 89-1	1,351.0	1,366.0	15.0	0.340
PD 89-2	1,396.0	1,412.0	16.0	0.135
BH 93-1	885.0	895.0	10.0	0.138
	925.0	935.0	10.0	0.319
BH 93-8	1,189.0	1,200.0	11.0	0.131
BH 93-11	758.5	770.0	11.5	0.351
	825.0	845.0	20.0	0.114
	964.0	978.0	14.0	0.776
BH 93-12	762.5	786.0	23.5	0.548
BH 94-2	1,240.0	1,270.0	30.0	0.214
BH 94-3	1,129.3	1,141.0	11.7	0.255
	1,163.4	1,181.0	17.6	0.142
	1,312.0	1,325.5	13.5	0.492
	1,425.0	1,437.0	12.0	0.276
BH 94-16	1,335.5	1,347.0	11.5	0.165
BH 94-17	1,295.5	1,323.0	27.5	0.268
BH 95-5	1,429.0	1,457.5	28.5	0.338
	1,512.5	1,522.5	10.0	0.129
BH 96-1	697.0	722.3	25.3	0.153
	754.0	779.5	25.5	0.158
BH 96-5	837.0	849.0	12.0	0.678
	902.0	916.0	14.0	0.114
	932.5	944.0	11.5	1.996
BH 96-6	1,258.0	1,270.0	12.0	0.142
	1,320.0	1,333.0	13.0	0.165
BH 96-8	1,222.0	1,233.0	11.0	0.234
	1,287.0	1,307.0	20.0	0.212
BH 96-9	993.0	1,012.0	19.0	0.133

(1)

  All values represent either a single interval or were composited using a weighted average based on sample interval length.

The following table includes highlights from past underground drilling programs conducted in the early-1940s.

Historic Drilling Highlights (from Underground)

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t) (1)
BH 40-23	147.0	157.0	10.0*	0.102
	205.0	226.0	21.0	0.230
BH 40-24	142.0	173.0	31.0	1.060
BH 40-34	182.0	192.0	10.0*	0.106
BH 40-35	329.5	339.5	10.0*	0.132
BH 40-41	162.0	181.0	19.0	0.280
BH 40-42	224.0	236.0	12.0	0.180
BH 40-43	237.0	249.0	12.0	1.140
BH 40-46	278.0	288.0	10.0*	0.124
	307.0	317.0	10.0*	0.558
	330.0	340.0	10.0*	0.160
BH 40-47	236.0	262.0	26.0	0.260
BH 40-48	197.0	207.0	10.0*	0.174
BH 40-49	234.0	244.0	10.0*	0.106

(1)

All values represent either a single interval or were composited using a weighted average based on sample interval length.

*

averaged with 0.025 oz/t dilution to reach 10-foot thickness

In 1997, Orvana Minerals used recent and historic drilling data to prepare a report on the Butte Highlands property.  The report provided a preliminary technical review of feasibility issues, identifying no fatal flaws to mine development.  The report also noted that suitable sites for a mill and tailings pond are present on the property, custom milling at existing nearby facilities was feasible, and access to the deposit could be achieved with a decline from either of two existing portals.

Since signing the Purchase Agreement for Butte Highlands in May 2007, Timberline has expanded its land position to cover additional drill targets and has retained Klepfer Mining Services (Eric Klepfer, as affiliate of Klepfer Mining Services, is also a director to Timberline) to perform the environmental and permitting services necessary to advance the project.  Timberline management believes that there is excellent potential to increase the historic resource estimates at Butte Highlands, both along strike and down-dip, as well as a realistic opportunity for near-term production.

Timberline purchased the Butte Highlands property in 2007 , including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 108,000 shares of Timberline common stock.

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

The most encouraging hole to-date, BH-DDH 08-03, was drilled 100 feet northwest of previously-tested mineralization boundaries.  The hole returned several mineralized gold intervals, including 2.0 feet of 0.62 ounces per ton (oz/t), 37.0 feet of 0.22 oz/t, 5.0 feet of 0.26 oz/t, 9.0 feet of 0.43 oz/t, and 35.0 feet of 0.14 oz/t.  These results demonstrate the northwest extension of the Upper, Middle, and Lower zones, while the latter two intervals comprise a new discovery at depth or a potential offset portion of previously-identified zones.  Both the extension and the discovery have the potential to greatly increase mineralization estimates at Butte Highlands.

Results for BH-DDH 08-02, intended to test a narrow gold zone proximal to a diorite dike, were also positive and encouraging.  In addition to a 7.2-foot interval grading 0.11 oz/t gold within typical Wolsey shale host rock, the hole also intercepted a 267-foot zone of mineralized diorite , including 25.0 feet grading 0.10 oz/t gold ..  It is important to note that the identification of slightly higher-grade diorite material, or the delineation of similarly wide zones of lower-grade material with underground bulk mining potential, could have a significant positive impact on mineralization estimates as they do not currently include diorite-hosted gold.  Additional testing of diorite targets will be considered for future drilling phases, most likely from underground.

2008 Butte Highlands Drilling Highlights

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t) (1)
BH-DDH 08-01	1335.6	1337.0	1.4	0.27
BH-DDH 08-02	1171.4	1178.6	7.2	0.11
Including	1326.0	1351.0	25.0	0.10
BH-DDH 08-03	1207.0	1209.0	2.0	0.62
	1242.0	1279.0	37.0	0.22
Including	1242.0	1260.0	18.0	0.24
Including	1272.7	1279.0	6.3	0.41
	1294.0	1299.0	5.0	0.26
	1404.0	1409.0	5.0	0.11
NW Extension	1560.2	1569.2	9.0	0.43
NW Extension	1580.0	1615.0	35.0	0.14

(1)

All values represent either a single interval or were composited using a weighted average based on sample interval length.

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

In addition to the drilling program described above, the Company has completed a reverse circulation drill hole in order to collect data for a hydrological study of the property.  A comprehensive hydrology report has been prepared by an outside consulting firm using data collected from the drill hole as well as surface water sample sites on, and adjacent to, the property.  As of September 30, 2008 the Company has incurred exploration costs to date of approximately $700,000.

Timberline plans to continue the current exploration plan and geologic modeling of the Butte Highlands project.  Timberline will also begin permitting additional exploration.  Additional exploration will consist of installing an underground exploration ramp to access mineralization for underground drilling, bulk sampling and metallurgical testing.  The permit application is expected to be submitted in the second quarter 2009 and should take approximately 60 days for regulatory approval.

Upon approval, construction of the underground ramp and associated development on the project will begin.  Completion of the underground ramp, underground drilling and bulk sampling will take approximately 12 to 18 months in total.  During this time Timberline will be submitting an application for an Operating Permit with the state of Montana to commence gold mining operations.  Timberline will be conducting or contracting all base line studies to facilitate the permit.  The state of Montana has indicated to Timberline that this process and regulatory approval will take approximately 12 to 18 months.  Therefore, Timberline expects to transition directly from exploration to gold mining operations within the specified time frame.

SMD, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  The Company expects that the total costs incurred on the project to reach this milestone will be between $12 and $18 million.

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

Termination of the Conglomerate Mesa lease agreement also effectively terminates the Company’s interests at the Santa Rosa Project (described below), which lies within a defined “area of interest”. We anticipate no further expenditures under this lease agreement, and have written down $578,391in associated capitalized costs of this project to reflect this termination.

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

Past operators at East Camp Douglas drilled 126 holes (totaling over 45,000 feet) and took 2,403 soil samples on and around the property, all of which are now included in a comprehensive digital database.

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

As of September 30, 2008, Timberline does not consider the East Camp Douglas prospect to be a material property.No future expenditures are planned on the prospect at this time.

The Long Canyon Prospect

In July 2006, Timberline signed a Letter of Intent to enter a Lease / Option to Purchase Agreement on the Long Canyon Project, along the Walker Lane Mineral Belt in south-central Nevada.  Long Canyon is located 7 miles southeast of Mina in Mineral County, Nevada and 9 miles east-southeast of the East Camp Douglas Project.

The Long Canyon project covers 22 mining claims and represents the upper levels of a low-sulfidation, quartz-adularia gold system within the same positive structural setting as East Camp Douglas.  The project area contains a series of narrow quartz veins grading both gold and silver, cutting a broad, undefined, zone of gold bearing siliceous breccias associated with a poorly defined intrusive mafic sill.  Additionally, a regional rhyolite dike swarm appears to control some of the gold mineralization.  The property demonstrates the potential for porphyry-style mineralization similar to other systems found along Walker Lane.

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

As of September 30, 2008, Timberline does not consider the Long Canyon prospect to be a material property.  No future expenditures are planned on the prospect at this time.

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

In May 2005, the Company signed a Mineral Lease Agreement with Snowshoe Mining Co. for additional ground adjacent to the Snowstorm project area.  The property subject to the Snowshoe Agreement includes the patented claims of Mineral Survey 2224, encompassing an area of approximately 76 acres, just west of the Snowstorm claims.  The Agreement calls for an initial payment of $8,000, with annual payments increasing to $15,000 by May 2009, and remaining at that level thereafter.  The Company will pay a 3-percent NSR royalty on any production from the Snowshoe property, and will perform a minimum of $10,000 worth of exploration work upon it annually.  The work may be performed on or for the benefit of the Snowshoe claims.  Hecla previously elected to include the Snowshoe claims within the area of interest, and will consequently receive a 1-percent NSR royalty on any production from the Snowshoe property.

As of September 30, 2008, Timberline does not consider the Snowstorm prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

The geochemistry at Spencer is consistent with the upper levels of an epithermal system.  Although there was considerable interest in the region during the 1980s and 1990s, the Spencer property has never been drill tested.

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

As of September 30, 2008, Timberline does not consider the Spenser prospect to be a material property.  No future expenditures are planned on the prospect at this time.

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

As of September 30, 2008, Timberline does not consider any of the Minton Pass, East Bull, Standard Creek or Lucky Luke prospects to be material properties.  No future expenditures are planned on the prospects at this time.

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations always involve preparation of an environmental impact statement that examines the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold.  However, since some of our prospects in Montana are for silver and copper this ban does not affect those properties.  Our Butte Highlands project in Montana is partially on patented ground and is an underground gold prospect.  It is anticipated that any production from this property would be shipped to nearby mills for processing as opposed to building our own mills and processing facilities, thus this ban does affect our plans in Montana.  The Elkhorn project is nearby and similar to Butte Highlands and is following a similar plan with public support.  We are not aware of any other states that plan to enact similar legislation.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE:  The Company has clarified and expanded the disclosure in this Item 6 by revising certain of its disclosure related to unpaid payroll taxes, its exploration activities, its working capital position and its revenue recognition policy.  No other disclosure in this Item 6 has been clarified or amended.

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

At Timberline Drilling, there is a significant liability on the Company’s balance sheet related to unpaid delinquent payroll taxes for payrolls dated during the period from January 1, 2008 through May 15, 2008 This liability was generated during a period of substantial company growth when the drilling company management used available funds to pay other liabilities of the subsidiary rather than paying the payroll taxes and resulting penalties and interest.  At September 30, 2008, the Company booked an accrual of $1,392,659 in unpaid taxes and related penalties and interest and does not expect any further penalties related to these unpaid payroll taxes.  Interest will continue to accrue on the unpaid balance as we pay down the balance through a monthly payment plan.  Subsequent to the end of the fiscal year, the Company met with a representative of the Internal Revenue Service who indicated that she will be initiating an investigation into the parties responsible for the non-payment of the trust fund taxes.  The Company turned over to the IRS certain requested information pertaining to the aforementioned time period and the IRS has assessed a trust fund tax recovery penalty against certain former managers and officers of the Company.  The Company has made timely payments on all payroll taxes since May 15, 2008 and has been paying down the balance of unpaid taxes by $50,000 per month since August 2008 ..

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

Timberline plans to continue the current exploration plan and geologic modeling of the Butte Highlands project.  Timberline will also begin permitting additional exploration.  Additional exploration will consist of installing an underground exploration ramp to access mineralization for underground drilling, bulk sampling and metallurgical testing.  The permit application is expected to be submitted in the second quarter 2009 and should take approximately 60 days for regulatory approval.

Upon approval, construction of the underground ramp and associated development on the project will begin.  Completion of the underground ramp, underground drilling and bulk sampling will take approximately 12 to 18 months in total.  During this time Timberline will be submitting an application for an Operating Permit with the state of Montana to commence gold mining operations.  Timberline will be conducting or contracting all base line studies to facilitate the permit.  The state of Montana has indicated to Timberline that this process and regulatory approval will take approximately 12 to 18 months.  Therefore, Timberline expects to transition directly from exploration to gold mining operations within the specified time frame.

SMD, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  The Company expects that the total costs incurred on the project to reach this milestone will be between $12 and $18 million.

Our management and geologists have a more refined focus and remain committed to providing exploration “blue sky” and potential for discovery to our investors.  We were much more active on our projects in 2008, however our industry (and the world) changed considerably over the past year and our focus has changed accordingly.

Looking ahead, it is the opinion of management that our primary commodity focus should be on gold, and to a lesser extent on silver in the precious metals area.  Furthermore, we believe that projects similar to Butte Highlands are a good fit for the current environment and the unique qualifications of our people, drilling subsidiaries and strategic partners.  We do not plan to focus on early stage properties or expend capital or time on the larger Conglomerate Mesa type projects unless it can be done at a minimal cost to the Company, and not at the cost of advancing or acquiring more advanced stage properties.  We have evaluated, and will continue to evaluate, projects that may fit our new focus although we do not expect to spend material amounts of money in the near term on any of our projects other than Butte Highlands ..

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

At September 30, 2008 the Company has a working capital deficiency of $13,982.  Management expects to address this working capital deficiency via improvements in operating cash flows at the Company’s drilling subsidiaries, reduction of exploration expenditures, reduced professional and consulting expenses, and potential sales of capital assets.

Management expects to improve operating cash flows at the Company’s drilling subsidiaries by reducing hourly and salaried payroll expenses, reducing supplies inventory levels, and eliminating non-essential general and administrative costs. The Company plans to curtail exploration expenditures to focus on only our material exploration properties. This curtailment is expected to include a reduction in geological staff salaries expense and reduced use of outside geological consultants.  The Company also expects to incur significantly reduced legal, accounting and financial advisor expenses in future periods as compared to the past fiscal year during our proposed acquisition of SMD. Finally, the Company’s capital assets include drills, drilling related equipment and vehicles for which a resale market exists.  The Company will consider sales of a portion of these capital assets, if necessary, to fund working capital.

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

Revenue Recognition

The Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract on a per foot or per hour drilled basis.  In some cases, the customer is responsible for mobilization and stand-by costs.  Mobilization is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site.  Stand-by is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Revenue related to reimbursement of mobilization and “stand-by” costs is recognized in the same period as the costs of mobilization or stand-by  are incurred by the Company.  The specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling.  Contract losses are not recognized as the Company’s agreements with its customers do not put the Company at risk of loss.

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
in monthly payments totaling $ 31,066 per month, at rates ranging
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

ITEM 7.  FINANCIAL STATEMENTS

NOTE:  The Company has clarified and expanded the disclosure in this Item 7 by revising certain of its disclosure related to Note 5 on its Bridge Loan Financing and Note 15 on its Credit Agreement with Small Mines Development.  No other disclosure in this Item 7 has been clarified or amended.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2008 and 2007

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Auditors

35

Consolidated balance sheets

36

Consolidated statements of operations

37

Consolidated statements of stockholders’ equity

38-39

Consolidated statements of cash flows

40-41

Notes to consolidated financial statements

42-62

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

i.

Revenue Recognition – The Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract on a per foot or per hour drilled basis. In some cases, the customer is responsible for mobilization and stand-by costs.  Mobilization is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site.  Stand-by is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site but, but for reasons beyond the Company’s control, drilling activities are not able to take place. Revenue related to reimbursement of mobilization and stand-by costs is recognized in the same period as the costs are incurred by the Company.  The specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling. Contract losses are not recognized as the Company’s agreements with its customers do not put the Company at a risk of loss.

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

Pursuant to the loan’s terms, the Company also issued 160,000 shares of the Company’s common stock to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The fair market value of the 160,000 common shares ($484,800) was recorded on the balance sheet in common stock , additional paid-in capital and deferred financing cost,net.  The deferred financing costs are being ratably charged to interest expense over the term of the loan.  In addition, Auramet received a written put option for the 160,000 shares of common stock issued. Ninety days from the maturity date of the bridge loan, on January 29, 2009, Auramet has a onetime option to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.  The option had no value at the date of issuance. The following assumptions were made in estimating fair value: risk-free interest rate of 0.90%; volatility of 99.00%; expected life of 119 days; dividend yield of zero. Based upon the Company’s share price at September 30, 2008, a liability of $92,336 for this put option has been recognized by the Company and the change in fair value of the option was recorded as interest expense.  The effective annual interest rate of the loan, including origination fees, the fair market value of common shares issued and the fair value of the put option, is 46%

Subsequent to year end, the outstanding bridge loan principal amount was repaid in full .. At September 30, 2008 the $8 million bridge loan was classified as a long term liability on the Company’s financial statements because the loan was repaid with proceeds from a $5 million long term financing obligation and proceeds from a $5 million financing obligation that was converted to common shares of the Company subsequent to year end.  See Note 15 for additional information on the financing obligations incurred subsequent to year end.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and, Financial Officer)	May 21, 2009
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	May 21, 2009