Form 10-Q/A
period 2008-12-31
Timberline Resources Corp
filed 2009-05-21
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

INTRODUCTORY NOTE TO FORM 10-Q/A

This amendment number one on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2009 (the “Original Report”) and is being made to clarify certain information and disclosures as follows:

•

Item 1 – Financial Information – We clarified and expanded our disclosure in (a) Note 4 regarding our Bridge Loan Financing, (b) Note 5 regarding our Long Term Debt, and (c) Note 8 regarding our Stock Options.

•

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – We clarified and expanded our disclosure on our working capital position and our revenue recognition policy in this Item 2.

•

Item 4 – Controls and Procedures – We clarified our disclosure on Changes in Internal Control Over Financial Reporting.

•

Officer Certifications – We corrected an inadvertent error in our Officer Certifications filed pursuant to Rule 13a-14 of the Exchange Act.

Aside from the foregoing clarifications, this Amendment has not been amended or updated for events or information subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC.

The Company anticipates that the costs stemming from this Amendment will not have a material effect on the Company.  No adjustments are necessary for financial statements for periods subsequent to December 31, 2008. The filing of this Amendment shall not be deemed an admission that the Original Report, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

For financial statements and a discussion of events and developments subsequent to December 31, 2008, see the Company’s subsequent filings made with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE:  The Company has clarified and expanded the disclosure in this Item 1 by revising certain of its disclosure related to Note 4 on its Bridge Loan Financing, Note 5 on its Long Term Debt and Note 8 on its Stock Options.  No other disclosure in this Item 1 has been clarified or amended.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

REVENUES	$4,690,696	$6,435,125

COST OF REVENUES	4,908,046	4,949,665

GROSS PROFIT (LOSS)	(217,350)	1,485,460

OPERATING EXPENSES:
Mineral exploration expenses	267,888	576,752
Salaries and benefits	1,052,563	2,164,926
Insurance expense	253,138	103,859
Professional fees	1,227,425	224,463
Other general and administrative expenses	704,150	407,876
TOTAL OPERATING EXPENSES	3,505,164	3,477,876

LOSS FROM OPERATIONS	(3,722,514)	(1,992,416)

OTHER INCOME (EXPENSE):
Other income	18,442	11,241
Foreign exchange gain (loss)	(108,179)	57,959
Interest income	7,153	75,089
Interest expense	(895,373)	(145,568)
TOTAL OTHER EXPENSE	(977,957)	(1,279)

NET LOSS BEFORE INCOME TAXES	(4,700,471)	(1,993,695)

INCOME TAX EXPENSE	(34,802)	-

NET LOSS	$(4,735,273)	$(1,993,695)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.16)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	29,478,617	25,781,215

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

Pursuant to the loan’s terms, the Company also issued 160,000 shares of the Company’s common stock to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The fair market value of the 160,000 common shares ($484,800) was recorded on the balance sheet in common stock , additional paid-in capital and deferred financing cost, net.  The deferred financing costs were r atably charged to interest expense over the term of the loan.  In addition, Auramet received a written put option for the 160,000 shares of common stock issued. Ninety days from the maturity date of the bridge loan, on January 29, 2009, Auramet has a onetime option to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.

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
1,337,934

NOTE 8 – STOCK OPTIONS:

The Company has established an Equity Incentive Plan (as amended August 31, 2006 and August 22, 2008) to authorize the granting of up to 7,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The fair value of option awards granted on December 19, 2008 and October 24, 2007 (the only grants during the quarters ended December 31, 2008 and 2007, respectively) is estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $700,744 and $474,444 for the three months ended December 31, 2008 and 2007, respectively, and is classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $103,453 and $70,898 for the three months ended December 31, 2008 and 2007, respectively, and is classified under other general and administrative expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE:  The Company has clarified the disclosure in this Item 2 by revising certain of its disclosure related to its working capital position and its revenue recognition policy.  No other disclosure in this Item 2 has been clarified or amended.

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

At December 31, 2008 the Company has a working capital deficiency of $1,541,595.  Management expects to address this working capital deficiency via improvements in operating cash flows at the Company’s drilling subsidiaries, reduction of exploration expenditures, reduced professional and consulting expenses, and potential sales of capital assets.

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

Revenue Recognition

The Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract on a per foot or per hour drilled basis.  In some cases, the customer is also responsible for paying for mobilization and stand-by costs .Mobilization is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site.  Stand-by is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Revenue related to reimbursement of mobilization and “stand by” costs is recognized in the same period as the costs of mobilization or stand-by  are incurred by the Company.  The specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling. Contract losses are not recognized as the Company’s agreements with its customers do not put the Company at a risk of loss.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

NOTE:  The Company has clarified the disclosure in this Item 4  by revising certain of its disclosure related to Changes in Internal Control Over Financial Reporting.  No other disclosure in this Item 4 has been clarified or amended.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2008, changes were made that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  In December 2008, during management’s evaluation of effectiveness of internal control over financial reporting for the year ended September 30, 2008, management identified material weaknesses in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).  The material weaknesses identified include the lack of sufficient knowledge of complex accounting issues and inconsistent application of accounting policies at our WWE subsidiary.  During the quarter ended December 31, 2008, management instituted remediation efforts to address the weaknesses which materially affected the Company’s internal control over financial reporting.  These efforts include continued training for accounting staff, reinforcing to accounting staff the importance of consistent application of accounting policies and consulting independent experts when complex transactions are entered into by the Company.  These changes were implemented by management of the Company, including the Chief Executive Officer/Chief Financial Officer, Randal Hardy, and the Chief Accounting Officer, Craig Crowell.  There were no material costs in implementing the new procedures.

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

Date:   May 21 , 2009

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:   May 21 , 2009