Form 10-Q/A
period 2009-03-31
Timberline Resources Corp
filed 2009-06-02
CIK 1288750

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 14, 2009:  34,920,111

INTRODUCTORY NOTE TO FORM 10-Q/A

This amendment number one on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009 (the “Original Report”) and is being made to clarify certain information and disclosures as follows:

•

Item 1 – Financial Information – We clarified our disclosure in (a) Note 11 regarding our Segment Information.

•

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – We clarified and expanded our disclosure on our prepaid expenses and other assets balance and our interest expense in this Item 2.

Aside from the foregoing clarifications, this Amendment has not been amended or updated for events or information subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC.

The Company anticipates that the costs stemming from this Amendment will not have a material effect on the Company.  No adjustments are necessary for financial statements for periods subsequent to March 31, 2009. The filing of this Amendment shall not be deemed an admission that the Original Report, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

For financial statements and a discussion of events and developments subsequent to March 31, 2009, see the Company’s subsequent filings made with the SEC.

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets at March 31, 2009 and September 30, 2008	6

Consolidated Statements of Operations for the three months and six months ended March 31, 2009 and 2008	7

Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008	8

Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Submission of Matters to Vote of Security Holders.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	27

SIGNATURES	28

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE:  The Company has clarified the disclosure in this Item 1 by revising certain of its disclosure related to Note 11 on its Segment Information.  No other disclosure in this Item 1 has been clarified or amended.

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

e.

Materials and supplies inventory – Inventories consist primarily of parts, operating supplies, drill rods and drill bits.  The Company values its materials and supplies inventory, with the exception of drill rods, at the lower of average cost or market.  Drill rods are valued using their average cost less an allowance for rod usage on a per foot drilled basis.  Allowances are recorded for inventory considered to be in excess or obsolete.

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

Segment information for the three months and six months ended March 31, 2009 and 2008 are as follows:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE:  The Company has clarified the disclosure in this Item 2 by revising certain of its disclosure related to its prepaid expenses and other assets balance and interest expense.  No other disclosure in this Item 2 has been clarified or amended.

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

Also during the second fiscal quarter, Timberline Drilling agreed to sell several under-utilized, non-core drill rigs, increasing the overall rig utilization rate and decreasing depreciation expenses.  Additionally, former management of Timberline Drilling agreed to forego $350,000 in severance payments.   At March 31, 2009, $1 million of the Company’s $1,201,070 balance of prepaid expenses and other assets was receivable from the purchasers of the drill rigs.  Subsequent to the quarter end, the $1 million proceeds from the drill sales were received and used to help retire more than $1.3 million in debt.

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

Our overall after tax net loss for the three months ended March 31, 2009 was $1,212,246 compared to an overall net loss of $487,053 for the three months ended March 31, 2008.  For the six months ended March 31, 2009, our overall net loss was $5,947,519 compared to $2,480,748 for the same period in 2008.  Our net loss for the three months ended March 31, 2009 is comprised of $904,085 for Timberline Corporate and Exploration, $69,437 for Timberline Drilling and $238,724 at WWE.   Interest expense for the three months ended March 31, 2009 was $278,325, compared to $106,372 for the three months ended March 31, 2008.  The increase in interest expense is attributable to interest accrued on the Company’s long term debt owed to a related party.  Our net loss for the six months ended March 31, 2009 is comprised of $3,980,848 for Timberline Corporate and Exploration, $1,807,272 for Timberline Drilling, and $159,399 at WWE.  Interest expense for the six months ended March 31, 2009 was $1,173,698, compared to $251,940 for the six months ended March 31, 2008.

The increase in interest expense is attributable to interest expense on the Company’s bridge loan financing, interest accrued on the Company’s long term debt owed to a related party and interest accrued on the Company’s unpaid balance of payroll taxes to the IRS.

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

At March 31, 2009, we had assets of $16,211,030 consisting of cash in the amount of $2,138,286; accounts receivable, net of allowance for doubtful accounts, in the amount of $779,644; inventories valued at $1,437,459; property, mineral rights and equipment, net of depreciation of $7,609,726; goodwill in the amount of $2,808,524 and prepaid expenses and other assets of $1,437,391.  Prepaid expenses and other assets include $1,000,000 in proceeds receivable from the Company’s sale of drill rigs during the quarter ended March 31, 2009.  These proceeds were received subsequent to quarter end.

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

Date:   June 2 , 2009

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:   June 2 , 2009