Form 10-Q
period 2009-06-30
Timberline Resources Corp
filed 2009-08-12
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 12, 2009:  35,870,111

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2009

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations

6

Consolidated statements of cash flows

7 - 8

Notes to consolidated financial statements

9 - 19

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,374,857	$737,503
Accounts receivable, net of allowance for doubtful accounts of
$250,740 and $150,740, respectively	1,128,155	3,499,371
Materials and supplies inventory	1,345,546	2,045,223
Deferred offering and acquisition costs	-	923,957
Deferred financing cost, net	-	202,550
Prepaid expenses and other current assets	381,921	481,529
TOTAL CURRENT ASSETS	4,230,479	7,890,133

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	7,278,481	9,224,550
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	7,278,481	9,224,550

OTHER ASSETS:
Restricted cash	42,533	286,410
Deposits and other assets	208,780	160,170
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,059,837	3,255,104
TOTAL ASSETS	$14,568,797	$20,369,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,092,601	$2,159,857
Accrued expenses	889,537	945,809
Accrued offering and acquisition costs	50,000	923,957
Accrued payroll and benefits	361,446	482,714
Accrued taxes	468,562	2,173,362
Accrued severance	-	400,000
Current portion of customer advances	600,000	-
Deferred revenue	-	27,315
Current portion of capital leases	330,264	448,127
Current portion of long term debt	162,070	250,638
TOTAL CURRENT LIABILITIES	3,954,480	7,811,779

LONG-TERM LIABILITIES:
Bridge loan financing	-	8,000,000
Long term debt, net of current portion	276,873	337,731
Convertible note payable to related party	5,000,000	-
Accrued interest on convertible note payable to related party, due at maturity	343,219	-
Accrued offering and acquisition costs	346,750	-
Obligation under capital leases, net of current portion	234,083	577,534
Customer advances	300,000	-
Put option on common stock	-	92,336
TOTAL LONG-TERM LIABILITIES	6,500,925	9,007,601

COMMITMENTS AND CONTINGENCIES (NOTE 11)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 34,920,111 and 28,739,903 shares issued
and outstanding, respectively	34,920	28,739
Additional paid-in capital	27,606,678	21,343,416
Accumulated deficit	(23,528,206)	(17,821,748)
TOTAL STOCKHOLDERS' EQUITY	4,113,392	3,550,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,568,797	$20,369,787

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$4,361,137	$9,703,813	$12,545,217	$24,525,265

COST OF REVENUES	3,558,958	7,647,637	12,175,705	18,931,196

GROSS PROFIT	802,179	2,056,176	369,512	5,594,069

OPERATING EXPENSES:
Mineral exploration expenses	61,561	167,098	374,180	1,166,818
Salaries and benefits	362,597	1,164,217	1,928,868	4,011,835
Insurance expense	120,334	161,277	432,998	381,856
Professional fees expense (recovery)	(390,731)	286,300	1,170,947	817,071
Severance benefits (recovery)	-	1,880,590	(350,000)	1,880,590
Other general and administrative expenses	380,508	771,521	1,426,239	1,905,363
TOTAL OPERATING EXPENSES	534,269	4,431,003	4,983,232	10,163,533

INCOME (LOSS) FROM OPERATIONS	267,910	(2,374,827)	(4,613,720)	(4,569,464)

OTHER INCOME (EXPENSE):
Other income (expense)	52,339	(44,356)	90,118	(16,490)
Foreign exchange gain (loss)	81,020	45,260	(16,064)	188,303
Loss on derivative	-	-	(154,064)	-
Interest income	7,101	39,551	29,126	159,991
Interest expense	(167,309)	(54,924)	(1,186,943)	(306,864)
TOTAL OTHER INCOME (EXPENSE)	(26,849)	(14,469)	(1,237,827)	24,940

NET INCOME (LOSS) BEFORE INCOME TAXES	241,061	(2,389,296)	(5,851,547)	(4,544,524)

INCOME TAX BENEFIT (PROVISION)	-	(225,982)	145,089	(551,502)

NET INCOME (LOSS)	$241,061	$(2,615,278)	$(5,706,458)	$(5,096,026)

EXCESS CONSIDERATION PAID ON REDEMPTION OF
PREFERRED STOCK	-	(6,090,000)	-	(6,090,000)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	241,061	(8,705,278)	$(5,706,458)	$(11,186,026)

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$0.01	$(0.32)	$(0.17)	$(0.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	34,916,155	27,325,782	32,996,638	26,726,289

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,706,458)	$(5,096,026)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,034,758	1,215,725
Allowance for doubtful accounts	100,000	150,740
Loss (gain) on sale of equipment	(54,339)	34,558
Stock based compensation	1,023,043	1,205,232
Amortization of deferred financing cost	202,550	-
Deferred offering and acquisition costs	923,957	-
Severance recovery	(350,000)	-
Loss on derivative	154,064	-
Impairment of mineral rights	55,000	-
Accrued offering and acquisition costs	(527,207)	-
Inventory writedown	-	535,658
Changes in assets and liabilities:
Accounts receivable	2,166,996	(1,464,017)
Materials and supplies inventory	699,677	(658,616)
Prepaid expenses and other current assets, deposits and other assets	50,998	117,931
Accounts payable	(1,067,256)	(1,005,075)
Accrued expenses	(56,272)	490,817
Accrued payroll and benefits	(121,268)	(5,306)
Accrued taxes	(1,704,800)	1,601,692
Accrued severance	(50,000)	600,000
Deferred revenue	(27,315)	(121,336)
Accrued interest on convertible note payable to related party, due at maturity	343,219	-
Net cash used by operating activities	(2,910,653)	(2,398,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(232,169)	(1,843,725)
Change in restricted cash	243,877	529,110
Purchase of investment in equity security	-	(50,000)
Proceeds from sale of equipment	1,247,039	40,014
Net cash provided (used) by investing activities	1,258,747	(1,324,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge loan financing	(8,000,000)	-
Proceeds from long term debt	150,000	-
Proceeds from convertible note payable to related party	5,000,000	-
Payments on long term debt	(299,426)	(311,615)
Payments on capital leases	(461,314)	(364,339)
Proceeds from short term convertible note	5,000,000	-
Proceeds from customer advances	1,000,000	-
Payments on customer advances	(100,000)	-
Proceeds from related party notes payable	-	60,000
Payments on related party notes payable	-	(847,000)
Proceeds from exercise of warrants	-	1,508,873
Payment of note payable to bank	-	(599,065)
Proceeds from bridge loan financing	-	8,000,000
Redemption of Series A preferred stock	-	(7,500,000)
Deferred financing cost	-	(345,000)
Collection of common stock subscriptions	-	802,761
Proceeds from issuances of stock and warrants, net of stock offering costs	-	2,290,366
Net cash provided by financing activities	2,289,260	2,694,981
Net increase in cash	637,354	(1,027,643)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	737,503	3,949,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,374,857	$2,922,345

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Account receivable exchanged for equipment	$104,220	$700,895
Settlement of put option with common stock	246,400	-
Conversion of short term convertible note into stock	5,000,000	-
Long term debt refinancings	180,692
Capital lease for equipment purchase	-	387,297
Long term debt issued for equipment purchase	-	129,423
Series A preferred stock exchanged for common stock	-	470,000
Common stock issued in connection with bridge loan financing	-	484,800

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2009.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

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

j.

Net income (loss) per share –Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and exercisable securities, in periods of future income as of June 30, 2009 and 2008, would be as follows:

	June 30, 2009	June 30, 2008

Stock options	4,631,669	3,181,668
Warrants	1,337,934	2,401,734
Convertible debt	3,562,146	-
Total possible dilution	9,531,749	5,583,402

At June 30, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

On June 27, 2008 the Company repurchased and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock.  Under EITF D-53, the reduction in additional paid-in capital arising from this transaction is treated as a dividend for the purposes of calculating EPS for the three months and nine months ending June 30, 2008.

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

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

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

It does not appear that the adoption of SFAS No. 141R will have a material effect on our Consolidated Financial Statements.  However, any future business acquisitions occurring on or after the beginning of the first annual reporting period on or after December 15, 2008 will be accounted for in accordance with the statement. In December 2007, FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s future reported consolidated financial position or results of operations.

In March 2008, FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted SFAS 165 in its quarter ending June 30, 2009.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company will adopt SFAS 167 in fiscal year 2011 and is currently evaluating the impact of adopting this statement on the consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company will adopt SFAS 166 in fiscal year 2011 and is currently evaluating the impact of adopting this statement on the consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS:

On March 10, 2008, the Company entered into an agreement with Douglas Kettle and David and Margaret Deeds providing for severance arrangements relating to the resignation of Messrs. Kettle and Deeds, the President and CEO, respectively, of Timberline Drilling.

Messrs. Kettle and Deeds resigned from Timberline Drilling on May 15, 2008. In connection with the resignations, the Company transferred certain personal property to Messrs. Kettle and Deeds and paid Mr. Kettle and Mr. Deeds a cash severance amount of $600,000 each at the time of their resignation, as well as the balance of their 2007 bonuses ($135,822 each) and additional cash severance of $300,000.

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

On October 31, 2008, the Company entered into two convertible notes (see Notes 6 and 8); one with Ronald Guill, a director of the Company, and his wife, Stacey Guill, and the other with Small Mine Development, LLC (“SMD”), an Idaho limited liability company owned by Mr. Guill. The Company used the proceeds of the notes to pay off the $8,000,000 million bridge loan previously provided to the Company by Auramet Trading, LLC (“Auramet”) (See Note 5) and for general working capital purposes.

NOTE 4 – CUSTOMER ADVANCES:

During the quarter ended June 30, 2009, a major customer provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance is to be repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of June 30, 2009 and September 30, 2008, customer advances were $900,000 and none, respectively, and $300,000 of the remaining customer advance balance was classified as a long-term liability as of June 30, 2009.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 5 – BRIDGE LOAN FINANCING, (continued):

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

During the quarter ended March 31, 2009, Auramet indicated its intention to exercise the put option and return the shares to the Company. The Company and Auramet agreed that the Company would issue an additional 535,652 shares of common stock, valued at the trailing 30 day average closing price of the Company’s stock of $0.46 per share, to Auramet in lieu of settling the option with a cash payment.  These shares were issued in March 2009 and the change in fair value of the derivative during the nine months ending June 30, 2009 is recorded in loss on derivative in the consolidated statement of operations.

NOTE 6 – CONVERTIBLE NOTE PAYABLE TO RELATED PARTY:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 7 – INCOME TAXES:

During the three months and nine months ended June 30, 2009, the Company realized an income tax benefit of none and $145,089, respectively.  This benefit represents the difference between the accrued and actual amount of Mexican income taxes paid by the Company’s Mexican subsidiary, World Wide Exploration, for the 2008 calendar year.

For the fiscal year ended September 30, 2009 the Company anticipates an effective income tax rate of 31% in Mexico and 0% in the United States due to the availability of accumulated net operating losses to offset any U.S. income taxes.

NOTE 8 – COMMON STOCK AND WARRANTS:

In October, 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”) for $5 million with Ron Guill, a director of the Company, and his wife, Stacey Guill (see Note 3).  The Short-Term Convertible Note principal automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) pursuant to the Subscription Agreement described below upon approval of the issuance of the additional shares for listing by the NYSE Amex which occurred in December 2008.

Under the Subscription Agreement, Mr. and Mrs. Guill subscribed to purchase 5,555,556 shares of the Company’s common stock at a price of $0.90 per share.

During the quarter ended March 31, 2009, the Company issued 535,652 shares of common stock, valued at the trailing 30 day average closing price of the Company’s stock of $0.46 per share ($246,400), to Auramet in lieu of settling a put option held by Auramet with cash (see Note 5).

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,301,734	$2.45
Issued	-	-
Expired	(963,800)	1.00
Outstanding at June 30, 2009	1,337,934	3.50

These warrants expire as follows:

Warrants	Price	Expiration Date
1,337,934	$3.50	September 30, 2009
1,337,934

NOTE 9 – STOCK OPTIONS:

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

The fair value of option awards granted during the nine months ended June 30, 2009 and 2008, respectively, was estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $38,543 and $464,088 for the three months ended June 30, 2009 and 2008, respectively.  Total compensation cost charged against operations under the plan for employees was $828,330 and $963,449 for the nine months ended June 30, 2009 and 2008, respectively.  These costs are classified under salaries and

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 9 – STOCK OPTIONS, (continued):

benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $7,950 and $29,201 for the three months ended June 30, 2009 and 2008, respectively. Total compensation cost charged against operations under the plan for directors and consultants was $172,153 and $105,783 for the nine months ended June 30, 2009 and 2008, respectively.  These costs are classified under other general and administrative expenses.

	Nine months ending
	June 30, 2009	June 30, 2008
Expected volatility	105.30% - 106.60%	82.30%
Weighted-average volatility	105.30% - 106.60%	82.30%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	1.02% - 1.38%	3.75%

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2008	3,917,502	$2.65
Granted	3,005,000	0.33
Exercised	75,000	0.80
Expired and forfeited	(2,215,833)	2.91
Outstanding at June 30, 2009	4,631,669	$1.05
Exercisable at June 30, 2009	2,170,434	$1.23

Weighted average fair value of options granted during the nine months
ended June 30, 2009		$0.20

The average remaining contractual term of the options outstanding and exercisable at June 30, 2009 was 3.89 and 3.38 years, respectively.  Options exercised were on a cashless basis, resulting in the issuance of 35,000 shares based on the current price of the Company’s stock on the date of exercise.  As of June 30, 2009, total unrecognized compensation expense related to options was $1,040,271 and the related weighted-average period over which it is expected to be recognized is approximately 0.70 years.  The aggregate intrinsic value of options exercised during the nine months ended June 30, 2009 and 2008 was $52,500 and none, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2009 was $53,633 and $18,367, respectively.

NOTE 10 – PREFERRED STOCK:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho; and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $72,168 and $83,576 for the three months ended June 30, 2009 and 2008, respectively, and $219,830 and $208,722 for the nine months ended June 30, 2009 and 2008, respectively.

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

Subsequent to the termination of the acquisition of SMD and the failure of the investment banking firm to arrange financing, an invoice was received by the Company from the investment banking firm for the provision of the fairness opinion, as well as legal fees incurred by the firm during the course of the financing.  The total amount charged for the services provided was $923,957, and these fees were classified with professional fees in the statement of operations during the quarter ended December 31, 2008.  During the quarter ended June 30, 2009, the Company reached an agreement in principle with the investment banking firm to satisfy the outstanding invoice by payment of $50,000 in cash and issuance of 950,000 common shares of the Company subject to approval by the NYSE Amex.  The Stock Settlement and Release Agreement (the “Agreement”) between the Company and the investment banking firm was finalized on July 14, 2009.  As a result of the Agreement, the amount of accrued offering and acquisition costs included in current liabilities on the Company’s consolidated balance sheet at June 30, 2009 has been reduced to $50,000.  The remaining $346,750, equal to the fair market value of the 950,000 shares of the Company as of the date of the Agreement, has been classified as a long-term liability on the consolidated balance sheet since the liability was settled with common stock of the Company subsequent to the balance sheet date.  A corresponding recovery of $527,207 in professional fees has been recognized in the statement of operations for the three months and nine months ended June 30, 2009.

Unpaid IRS Interest and Penalties

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008. As of June 30, 2009, the balance of those unpaid interest and penalties is $453,741.

The Company has negotiated a payment plan with the IRS relating to the unpaid interest and penalties owed as of June 30, 2009.  In April 2009, the Company began making monthly installment payments on the outstanding balance of interest and penalties.  During the nine months ended June 30, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 12 – SEGMENT INFORMATION:

The Company has three operating segments at June 30, 2009: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information for the three months and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ending June 30		Nine months ending June 30
Revenues:	2009	2008	2009	2008
Timberline	$-	$-	$-	$-
Timberline Drilling	3,592,474	7,318,802	8,823,389	17,983,223
World Wide Exploration	768,663	2,385,011	3,721,828	6,542,042
Total revenues	$4,361,137	$9,703,813	$12,545,217	$24,525,265

Income / (Loss) before income taxes:
Timberline	$(91,033)	$(1,325,486)	$(4,071,881)	$(4,060,370)
Timberline Drilling	270,380	(1,745,974)	(1,536,892)	(1,935,476)
World Wide Exploration	61,714	682,164	(242,774)	1,451,322
Income/ (Loss) before income taxes	$241,061	$(2,389,296)	$(5,851,547)	$(4,544,524)

Total assets:		June 30, 2009		September 30, 2008
Timberline		$1,722,661		$2,803,202
Timberline Drilling		10,081,794		12,456,114
World Wide Exploration		2,764,342		5,110,471
Total assets		$14,568,797		$20,369,787

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

During the three months and nine months ended June 30, 2009, revenues from transactions with two customers each amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $3,592,474 and customer B accounted for revenue of $768,663 during the three months ended June 30, 2009.  Customer A accounted for revenue of $7,900,866 and customer B accounted for revenue of $3,656,981 during the nine months ended June 30, 2009.  The revenue for customer A is reported through Timberline Drilling, while the revenue for customer B is reported through World Wide Exploration.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 13 – SUBSEQUENT EVENTS

Butte Highlands Joint Venture Operating Agreement

Subsequent to the quarter ended June 30, 2009, the Company entered into a Joint Venture Operating Agreement with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project to BHJV, the Company holds a 50% interest in BHJV.  Under terms of the agreement, the Company will be carried to production by Highland, which will fund all future project exploration and mine development costs.

Under the operating agreement for BHJV, Highland will contribute property and fund all future mine development costs at Butte Highlands.  Both the Company’s and Highlands’s share of costs will be paid out of proceeds from future mine production.  The BHJV operating agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million, are distributed to Highland out of the proceeds from future mine production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our annual report on Form 10-KSB for the year ended September 30, 2008, filed with the Securities and Exchange Commission on December 30, 2008, as amended on May 21, 2009.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

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

Our exploration division is focused on district-scale gold projects with the potential for near-term, low-cost development.  In addition to the evaluation of other potential properties and projects, the exploration division is responsible for the acquisition and advancement of our Butte Highlands Gold project that is part of a 50/50 joint venture agreement with Highland Mining, LLC and scheduled to begin development in the latter half of 2009.

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

Drilling Services

Our underground focus with established customers continues to provide a solid base of operations as a large percentage of the above-ground and more speculative exploration drilling has been cut back and/or delayed during the current industry slowdown.  Many companies have delayed exploration plans and reduced their exploration spending in order to conserve cash.  While the current economic environment continues to impact drilling demand, we believe that right-sizing efforts initiated at Timberline Drilling in 2008 and continued in 2009, a more balanced level of input costs, availability of qualified labor, and our ongoing focus on profitability will continue to improve the operating results of our drilling subsidiaries.

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

In the previous quarter, Timberline Drilling extended its current contract with Newmont Mining through February 2011, enhancing an already solid relationship.  We have established joint planning and safety review teams with Newmont and, furthermore, Newmont has provided us with mine site facilities to support our operations.  We believe that the contract extension provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent foundation for future stability and growth.  This also allows us to focus on further improvements in customer service and safety with our largest client.

Also, during our second fiscal quarter, Timberline Drilling agreed to sell several under-utilized, non-core drill rigs, increasing the overall rig utilization rate and decreasing depreciation expenses.  Additionally, former management of Timberline Drilling agreed to forego $350,000 in severance payments.  During the quarter ended June 30, 2009, the $1 million proceeds from the drill sales were received and used to help retire more than $1.9 million in liabilities.

Our Mexican subsidiary, World Wide Exploration (WWE), has two drills in service and has seen a significant slowdown in drilling activity in 2009.  Sources of funding for junior exploration and mining companies are limited and many projects, both base and precious metals, have been delayed or cancelled.  We have begun to see marginal increases in demand for drilling projects, but expected pricing levels have lowered anticipated margins to the point that we do not pursue certain contracts that would not be profitable.  In addition to market and financing factors, the demand for drilling services in Mexico remains subdued due, in part, to a number of other factors, including increased violence in some areas and public health concerns.  As evidenced by its previous results, we have a seasoned and experienced management team at WWE, and the overall situation in Mexico is being monitored closely by our management.

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

Subsequent to the quarter we finalized a 50/50 joint-venture agreement with Highland Mining, LLC (“Highland”), an affiliate of SMD and Ron Guill, at Butte Highlands.  Under terms of the agreement, Timberline will be carried to production by Highland which will fund all project development costs and is expected to begin development in the summer of 2009.  Timberline’s 50-percent share of project costs is expected to be paid out of proceeds from future mine production.  Given the uncertainty of the marketplace and credit markets, we believe that our strategic partnership with Highland at Butte Highlands provides an excellent opportunity for us and our shareholders by placing our most-advanced project on a development track with relatively small share dilution. We believe this partnership may be a model for future opportunities in underground mine development and mining with SMD and/or other contractors.

Pending proper approvals and permits, which we expect by late summer of this year, Highland and SMD are expected to begin development of the underground ramp to access the mineralized areas, which is expected to allow for additional underground drilling and exploration.  The exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and results, is expected to be followed by production in late 2010.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t require higher gold prices in order to advance our business model.  As a company we are focused on our drilling subsidiaries, advancing Butte Highlands and are currently evaluating new opportunities. We have evaluated a number of projects and opportunities in both the services and production aspects of the business and will continue to do so.  Our industry and the world have changed in the past year and we anticipate a number of changes in the year ahead.  We feel we have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Results of Operations for the Three Month and Nine Month Periods ended June 30, 2009 and 2008

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the three months ended June 30, 2009, we reported $4,361,137 in revenue compared to $9,703,813 in the same period of 2008.  For the nine months ended June 30, 2009, we reported revenues of $12,545,217 versus revenues of $24,525,265 in the same period of 2008.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $3,592,474 from Timberline Drilling and $768,663 from WWE for the three months ended June 30, 2009.  For the nine months ended June 30, 2009 Timberline Drilling and WWE reported revenues of $8,823,389 and $3,721,828, respectively.  Gross profit from Timberline Drilling and WWE was $679,796 and $122,383, respectively, for the three months ended June 30, 2009 and $20,693 and $348,819, respectively, for the nine months ended June 30, 2009.

Our overall after tax net income for the three months ended June 30, 2009 was $241,061 compared to an overall net loss of $2,615,278 for the three months ended June 30, 2008.  For the nine months ended June 30, 2009, our overall net loss was $5,706,458 compared to $5,096,026 for the same period in 2008.  Our net income for the three months ended June 30, 2009 is comprised of a loss of $91,033 for Timberline Corporate and Exploration, offset by net income of $270,380 for Timberline Drilling and $61,714 at WWE.  Interest expense for the three months ended June 30, 2009 was $167,309, compared to $54,924 for the three months ended June 30, 2008.  The increase in interest expense is attributable to interest accrued on the Company’s long term debt owed to a related party.

Our net loss for the nine months ended June 30, 2009 is comprised of $4,071,881 for Timberline Corporate and Exploration, $1,536,892 for Timberline Drilling, and $97,685 at WWE.  Interest expense for the nine months ended June 30, 2009 was $1,341,007, compared to $306,864 for the nine months ended June 30, 2008.  The increase in interest expense is attributable to interest expense on the Company’s bridge loan financing, interest accrued on the Company’s long term debt owed to a related party, and interest accrued on the Company’s unpaid balance of payroll taxes to the IRS.

Overall the demand for drilling services has declined due to a decrease in demand from the exploration industry and the general economic downturn.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets and many have scaled back or eliminated exploration and development activities.  As a result, the demand for drilling services began a steep decline during the second half of 2008 and into 2009.  The decline for drilling services and the resulting reduction in the number of Timberline Drilling’s drill rigs operating this year versus last year has had an adverse affect on our revenues compared to last year, and we expect revenues for the remainder of 2009 to be less than our corresponding revenues the previous year.  In response to the changes in the economic environment, we have implemented cost-cutting measures and stabilized our revenue stream in order to achieve profitability.  We expect that our continued implementation of operational improvements and focus on financial prudence will result in continued positive earnings, more healthy margins, and more positive cash flow.

Timberline Drilling and WWE provide drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  Due to declining demand for drilling services, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for two major customers.  While we have seen marginal increases in requests for proposals for drilling services, we cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

The after tax net loss of $91,033 for the combined Timberline Corporate and the Exploration division during the three months ended June 30, 2009 is comprised of non-cash charges of $60,916, exploration expenditures of $61,561, salaries and benefits of $133,153, other general and administrative costs of $117,945 and interest expense of $121,654, less a net recovery of professional fees of $402,124 and interest income of $2,072.  Included in the non-cash charges are $46,493 in expenses related to stock options that vested during the quarter.  Also included in the non-cash charges are $9,023 in depreciation and amortization.

During this quarter, we entered into an agreement in principle with Jefferies & Co. (“Jefferies”) to settle an invoice with an outstanding balance of $923,957 for advisory services and third party legal services provided during the course of our proposed acquisition of Small Mine Development, LLC in 2008.  Jefferies agreed to the satisfaction of this outstanding balance by payment of $50,000 in cash as well as the issuance of 950,000 shares of common stock of Timberline, along with registration rights for the shares.  The agreement was finalized on July 14, 2009.  The net result of this transaction was the recovery of previously-expensed professional fees of $527,207. The Company incurred $125,083 in professional fees during the quarter ended June 30, 2009, resulting in a net recovery of professional fees of $402,124.

The after tax net loss of $4,071,881 for the combined Timberline Corporate and the Exploration division during the nine months ended June 30, 2009 is comprised of non-cash charges of $1,050,513, exploration expenditures of $374,180, salaries and benefits of $399,386, professional fees of $1,019,998, other general and administrative costs of $459,557, and interest expense of $780,789, less interest income of $12,542.  $396,750 of our professional fees during the nine months ended June 30, 2009 was related to legal and financial advisory costs associated with our proposed acquisition of SMD.  Included in the non-cash charges are $1,000,483 in expenses related to stock options that vested during the year to date.  Also included in the non-cash charges are $27,470 in depreciation and amortization.

Timberline Drilling and WWE

For the three months ended June 30, 2009, Timberline Drilling had revenues of $3,592,474 as compared to $7,318,802 for the three months ended June 30, 2008.  WWE had revenues of $768,663 for the three months ended June 30, 2009 as compared to $2,385,011 for the three months ended June 30, 2008.  Overall the demand for drilling services has declined due to the current economic crisis.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets.  As a result, the overall demand for drilling services decreased during the second half of 2008 and has continued in 2009.  The decrease in revenues at both Timberline Drilling and WWE is attributable to the reduced demand for drilling services and the resulting reduction in the number of operating drill rigs compared to the previous year.  We expect that our revenue for the remainder of 2009 will be less than the corresponding revenue in 2008 due to the reduced number of drill rigs operating.

For the three months ended June 30, 2009, net income before taxes from Timberline Drilling was $270,380 while net income before taxes at WWE was $61,714 as compared to a net loss before taxes of $1,745,974 for Timberline Drilling and net income before taxes of $682,164 for WWE for the three months ended June 30, 2008.  At Timberline Drilling and WWE, the current quarter income is primarily attributable to decreased drilling revenue being more than offset by significantly decreased operating and general and administrative expenses.

For the nine months ended June 30, 2009, Timberline Drilling had revenues of $8,823,389 as compared to $17,983,223 for the nine months ended June 30, 2008.  WWE had revenues of $3,721,828 for the nine months ended June 30, 2009 as compared to $6,542,042 for the nine months ended June 30, 2008.  The decrease in revenues at Timberline Drilling and WWE is attributable to a reduction in the number of operating drill rigs.

For the nine months ended June 30, 2009, net loss before taxes from Timberline Drilling was $1,536,892 while net loss before taxes at WWE was $242,774 as compared to a net loss before taxes of $1,935,476 for Timberline and net income before taxes of $1,451,322 for WWE for the nine months ended June 30, 2008.  At Timberline Drilling and WWE, the year to date loss is primarily attributable to significantly decreased drilling revenue despite decreased operating and general and administrative expenses.

We expect that the extension of our drilling contract for Newmont Mining and the resulting revenue stability, coupled with our continued focus on reducing operating and administrative costs and performance efficiencies, will result in continued positive earnings and cash flow from our drilling subsidiaries despite drilling revenues that are not expected to be as strong as last year.

Financial Condition and Liquidity

At June 30, 2009, we had assets of $14,568,797 consisting of cash in the amount of $1,374,857; accounts receivable, net of allowance for doubtful accounts, in the amount of $1,128,155; inventories valued at $1,345,546; property, mineral rights and equipment, net of depreciation of $7,278,481; goodwill in the amount of $2,808,524 and prepaid expenses and other assets of $633,234.

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

Economic conditions have had an adverse affect on junior resource and exploration stage companies.  Market declines have adversely affected the ability to raise capital on acceptable terms, if at all, and many companies are significantly reducing investments in exploration, including drilling services.  We expect to rely upon the cash flow generated by our drilling subsidiaries. However, the recent economic instability makes it difficult for the Company’s management to accurately predict cash flows from these services through the remainder of the 2009 fiscal year.  While the majority of Timberline Drilling’s underground drilling rigs remained active during the fiscal year to date, surface drilling by our customers has been negatively impacted by the current economic instability.  While we do not expect fiscal 2009 revenues to match 2008 levels, we also believe that revenues will increase above the year to date levels in future quarters and profitability and positive cash flows will be improved.

At June 30, 2009 the Company has a working capital surplus of $275,999.  Management expects to preserve, or increase, this working capital surplus through efforts to improve operating cash flows at the Company’s drilling subsidiaries, reduction of exploration expenditures, reduced professional and consulting expenses, and, potentially, additional sales of capital assets.  The current liabilities of the Company include outstanding interest and penalties due to the Internal Revenue Service in the amount of $453,741.  The Company is making monthly installment payments on the outstanding balance.

During our second fiscal quarter of 2009, Timberline Drilling agreed to sell several under-utilized, non-core drill rigs, increasing the overall rig utilization rate and decreasing depreciation expenses.  Additionally, former management of Timberline Drilling agreed to forego $350,000 in severance payments.  During the quarter ended June 30, 2009, the $1 million proceeds from the drill sales were received and used to help retire more than $1.9 million in liabilities.

Management expects to continue to improve operating cash flows at the Company’s drilling subsidiaries by further reducing hourly and salaried payroll expenses, reducing supplies inventory levels, and eliminating non-essential general and administrative costs. The Company plans to curtail exploration expenditures to focus on only our material exploration properties. This curtailment has already included a reduction in geological staff salaries expense and reduced use of outside geological consultants.  The Company also expects to incur significantly reduced legal, accounting and financial advisory expenses in future periods as compared to the past fiscal year and first quarter of the current fiscal year due to the termination of our proposed acquisition of SMD. Finally, the Company’s capital assets include drills, drilling related equipment and vehicles for which a resale market exists.  The Company will consider sales of a portion of these capital assets, if necessary, to fund working capital.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Operating Agreement with Highland Mining
10.2	Stock Settlement and Release Agreement with Jefferies & Company
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date:  August 12, 2009

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  August 12, 2009