Form 10-K
period 2009-09-30
Timberline Resources Corp
filed 2009-12-08
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Delaware	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 East Lakeside Avenue
Coeur D’ Alene, Idaho	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2009, the aggregate market value of the 21,987,790 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 12,917,321 shares held by affiliates of the registrant as a group, was $6,156,581. This figure is based on the closing sale price of $0.28 per share of the Registrant’s Common Stock on March 31, 2009 on the NYSE Amex.

Number of shares of Common Stock outstanding as of December 8, 2009: 40,313,181

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2010 Annual General Meeting of Shareholders. See Part III.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

2

ITEM 1A.  RISK FACTORS AND UNCERTAINTIES

5

ITEM 1B. UNRESOLVED STAFF COMMENTS

11

ITEM 2. DESCRIPTION OF PROPERTIES

12

ITEM 3.  LEGAL PROCEEDINGS

19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

               PURCHASES OF EQUITY SECURITIES

21

ITEM 6. SELECTED FINANCIAL DATA

23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

               OF OPERATION

24

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

               FINANCIAL DISCLOSURE

61

ITEM 9A(T). CONTROLS AND PROCEDURES

61

ITEM 9B. OTHER INFORMATION

61

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

62

ITEM 11. EXECUTIVE COMPENSATION

62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 AND RELATED STOCKHOLDERS MATTERS

62

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

                 DIRECTOR INDEPENDENCE

62

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

62

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

63

SIGNATURES

65

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

In July 2007, Timberline closed its purchase of the Butte Highlands Gold Project.  In October 2008, the Company announced that it had agreed to form a 50/50 joint venture with Small Mine Development (SMD) at the Butte Highlands project. In July 2009, the Company finalized the joint venture agreement with Highland Mining, LLC (an affiliate of SMD) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, Timberline will be carried to production by Highland Mining, LLC (“Highland”), which will fund all mine development costs and began development in the summer of 2009. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.

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

Our Offices and Other Facilities

Timberline currently maintains its administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (866) 513-4859 (toll free) or (208) 664-4859.  Timberline Drilling maintains its administrative office at 2775 Howard Street, Suite 2, Coeur d’Alene, ID 83815.  Timberline Drilling’s telephone number is 208-665-7211.  In addition, Timberline Drilling maintains a shop facility in Coeur d’Alene, ID and an operational facility in Elko, NV.  Timberline Drilling’s Mexican subsidiary, World Wide Exploration, S.A. de C.V., maintains an administrative office and warehouses in Hermosillo and Torreon, Mexico.

Our Employees

Timberline, the parent company, is an exploration company and currently has six employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

Our subsidiaries, Timberline Drilling and World Wide Exploration, have approximately 75 full-time employees in the U.S. and 30 full-time employees in Mexico, respectively.  We believe that our relationship with our employees is good.

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

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.  For a more detailed discussion of governmental and environmental regulatory requirements applicable to our mineral exploration business see the section titled “Description of Properties - Overview of Regulatory, Economic and Environmental Issues” below.

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

Timberline Drilling, along with its wholly-owned Mexican subsidiary, World Wide Exploration, S.A. de C.V. (which we refer to as World Wide or WWE), have a combined fleet of 22 drill rigs which generated revenues of approximately $5.0-million in the quarter ending September 30, 2009, raising overall revenue for the 2009 fiscal year to more than $17.5 million.

Looking ahead to the 2010 fiscal year, the current credit and financial crisis and general economic uncertainty continue to affect the ability of some of our potential clients to raise funds for drilling programs.  Our underground drilling operations in support of operating mines continue to perform well in the U.S., however activity in Mexico has slowed considerably in the past few months.  Due to the downturn in surface drilling contracts, as well as decreased drilling activity in Mexico, revenues at Timberline Drilling decreased considerably in comparison to the prior fiscal year.  However, we expect our revenues and profits to stabilize in the foreseeable future, with a potential for modest growth should activity in Mexico increase and commodity prices remain at or near current levels.  We also expect to continue to improve our cash flows as management focuses on profitability and customer service at Timberline Drilling.

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

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our Executive Chairman and Vice-President of Exploration, Paul Dircksen, has experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

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

Portions of our mineral properties are owned by third parties, and leased to us.  These agreements are held by Hecla Mining Company, and Snowshoe Mining Company.  In addition, we own a number of unpatented mining claims outright.  Approximately 38 of these claims are located near our Snowstorm Project in Shoshone County, Idaho, and have been included in the earn-in agreement with Hecla Mining Company.  An “earn-in agreement” requires one party to spend a certain amount of money, usually in mineral exploration expenditures, to earn a specified percentage ownership in the property. On February 1, 2006, pursuant to the agreement, Hecla elected to withdraw from the venture but retains four percent (4%) net smelter return royalty on any mineral production from the subject claims. In conjunction with this withdrawal, Hecla assigned approximately 750 acres of mineral rights in the area to us.  In Montana, the Butte Highlands Property is located in Silver Bow County and is comprised of 11 patented and 110 unpatented claims.  Six additional groups of unpatented claims owned by the Company are located in Sanders and Lincoln counties, Montana.  The contract on the East Camp Douglas property in Mineral County, Nevada is comprised of 8 unpatented claims.

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

The Commodities Market

The prices of gold, silver and copper have fluctuated during the last several years, although the price of gold has risen steadily in recent months.  In 2007, gold traded between approximately $600 and $840 per ounce, based on the London PM Fix Price.  In 2008, gold traded between approximately $690 and $1,025, and in 2009 to date, gold has traded between approximately $810 and $1,212 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $1,212 on December 2, 2009.

In 2007, the price of silver per ounce ranged from approximately $11.70 to $15.80, based on the London Fix Price.   In 2008, the price of silver ranged from approximately $8.80 to $20.90 per ounce, and in 2009 to date, silver has traded between approximately $10.50 and $19.18 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $19.18 on December 2, 2009.

During 2008, the approximate price per pound of copper ranged from $1.20 to $4.10.  In 2009 to date, the approximate price per pound of copper ranged from approximately $1.25 to 3.25. The price of copper closed at $3.21 per pound on December 2, 2009, based on the London Metal Exchange price.

ITEM 1A.  RISK FACTORS AND UNCERTAINTIES

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

We have not established that any of our mineral properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. Furthermore, since the mineral exploration sphere is so diverse and there are virtually no similar exploration companies with a revenue producing drilling subsidiary, it is quite difficult to identify specific primary competitors and make comparisons to our Company.  A representative sample of exploration companies that are similar to our Company in size, financial resources and primary objective include such publicly traded mineral exploration companies as Goldrich Mining Company (GRMC), General Moly, Inc. (GMO), Energold Drilling (EGD), Cabo Drilling (CBE), Klondex Mining (KDX) and Mines Management (MGN).

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

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership.  These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective.  Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims.  If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge.  These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse affect on our financial position or results of operations.  There can be no assurance that any such disputes or challenges will be resolved in our favor.

We are not aware of challenges to the location or area of any of our mining claims. There is, however, no guarantee that title to the claims will not be challenged or impugned in the future.

Acquisitions and integration issues may expose us to risks.

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our own. Any acquisitions would be accompanied by risks. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a potential materialized property may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and its relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

Joint ventures and other partnerships in relation to our properties may expose us  to risks.

We are currently involved in, and may enter into in the future, joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest, particularly the Butte Highlands project. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the common shares.

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

During the fiscal year ending September 30, 2009, we (the parent company) had losses of $5,997,234 in connection with the maintenance and exploration of our mineral properties and the operation of our exploration business. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding  1,697,938 common share purchase warrants (exercisable into 1,697,938 shares of common stock), options granted that are exercisable into 6,006,499 common shares and debt convertible into 3,713,063 common shares. If all of these were exercised or converted, these would represent approximately 22% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Throughout 2009, the U.S. credit markets have continued to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities that occurred throughout 2008 and into 2009.  These conditions have continued to create a loss of confidence in the broader U.S. and global credit and financial markets and there remains a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  Concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions continue to affect the broader credit markets and stock markets.  While there has been some improvement in recent months, we expect these conditions to persist into the near future.

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

Conflicts of Interest

Certain of our officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in mineral properties.   Such associations may give rise to conflicts of interest from time to time. Our directors are required by Delaware Corporation law to act honestly and in good faith with a view to our best interests and to disclose any interest, which they may have in any of our projects or opportunities. In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had three independent directors on our board of directors (Jim Moore, Vance Thornsberry and Eric Klepfer).  In January 2008, we formed three committees to ensure our compliance with the requirements of the NYSE Amex.  We established an independent audit committee consisting of three independent directors, all of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE Amex.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as Randal Hardy,  Paul Dircksen, Craig Crowell, Martin Lanphere or Paul Elloway. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

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

Timberline Drilling has operations in Mexico. With this comes the risk of dealing in a variety of business and political jurisdictions. The risks include, but are not limited to, political instability and violence, terrorism, military repression, extreme fluctuations in currency exchange rates, labor unrest, changing fiscal regions, changes to royalty and tax regions, uncertainty regarding enforceability of contractual rights and judgments, and high rates of inflation. Changes in resource development or investment policies or shifts in political attitude in Mexico may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be predicted.

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

Reliance on key accounts.

Timberline Drilling has a number of accounts that make up the majority of overall revenue and gross profits. When a contract expires or is terminated there is no guarantee that Timberline Drilling has sufficient replacement contracts. Timberline Drilling continues to work with its existing client base and is actively pursuing new clients in order to minimize exposure in this area.

Fluctuations in business costs may affect the profitability of long term contracts.

Timberline Drilling may enter into long term contracts with customers at fixed prices. Timberline Drilling’s expenses may vary significantly over a contract period due to fluctuations in the cost of labor, and materials and equipment, consequently creating variations in the profitability of these contracts with fixed prices. Timberline Drilling mitigates this risk by anticipating an escalation in costs when bidding on projects or providing for cost escalation in the contract. However, significant price fluctuations without warning could negatively impact Timberline Drilling’s margins.

Extreme weather conditions in certain areas in which Timberline Drilling operates could impact its operations.

Timberline Drilling has operations in the western United States that are subject to extreme weather conditions which can have a significant impact on its operations. In addition, natural and other disasters could have an adverse impact on Timberline Drilling’s operations.

Currency fluctuations.

The majority of Timberline Drilling’s business is conducted in United States dollars. Timberline Drilling has operations in Mexico and may at times receive payments in foreign currency. This may negatively impact a project’s profitability due to currency exchange volatility. Margin performance however is less affected by currency fluctuations as a large portion of costs are typically in the same currency as revenues.  In order to reduce its exposure to foreign exchange risks Timberline Drilling contracts primarily in U.S. dollars.

We have been assessed penalties for payroll taxes at Timberline Drilling for the late payment of payroll taxes from the period of October 1, 2007 through May 15, 2008.

We have received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008.  We have confirmed that the IRS has now assessed all penalties for the late payment of payroll taxes for all quarterly periods prior to December 31, 2008 and no additional penalties will be assessed against Timberline Drilling relating to unpaid payroll taxes.  We have made timely payments on all payroll taxes since May 15, 2008 and have been paying down the unpaid balance of penalties and interest by $50,000 per month from August

2008 through February 2009 and $10,000 per month from April through November 2009, with monthly payments to continue until the outstanding balance is repaid.

We have negotiated tacit approval to a payment plan with the IRS relating to the balance of approximately $420,000 in interest and penalties owed by Timberline Drilling on the late payment of payroll taxes.  Currently, Timberline Drilling’s assets are subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If we fail to comply with the negotiated payment plan or are otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

Risks Associated With Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is traded on the NYSE Amex.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

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

We may lose our listing on the NYSE Amex and your investment in our common stock could suffer a decline in value.

On February 13, 2009, we received a notice from the NYSE Amex indicating that we were not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide (which we refer to as the “Company Guide”) due to our stockholders’ equity being less than $4,000,000 and our having losses from continuing operations and net losses in three of our four most recent fiscal years and Section 1003(a)(iii) of the Company Guide due to our stockholders’ equity being less than $6,000,000 and our having losses from continuing operations and net losses in our five most recent fiscal years. Therefore we have become subject to Section 1009 of the Company Guide regarding continued listing evaluations.

In order to maintain our NYSE Amex listing, we were required to submit a plan of compliance to the NYSE Amex by March 13, 2009 (which we refer to as the Plan), addressing how we intend to regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of 18 months (which we refer to as the Plan Period).  We filed the Plan with the NYSE Amex on March 13, 2009. The NYSE Amex Corporate Compliance Department management evaluated the Plan, and on May 4, 2009 we were informed that the Plan was accepted by the NYSE Amex and our Plan Period will end on August 13, 2010. Although the Plan was accepted and we are able to continue our listing during the Plan Period, we will be subject to periodic review to determine whether we are making progress consistent with the Plan. If we are not in compliance with the continued listing standards at the conclusion of the Plan Period or do not make progress consistent with the Plan during the Plan Period, we may become subject to delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

We can provide no assurance that we will be able to meet all the requirements of the Plan during the Plan Period.  If we become subject to delisting proceedings and/or our common stock is delisted from the NYSE Amex our common stock could suffer from decreased liquidity and your investment in our common stock could decrease in value.

Shares Eligible for Sale Could Depress the Market for Common Stock

Of our issued and outstanding shares of common stock, a large majority of those shares are “restricted securities”. In general, Rule 144 of the Securities Act of 1933, as amended (which we refer to as the Securities Act), indicates that a person is entitled to sell restricted shares into the public market if at least six months has passed since the purchase of such shares from the issuer of an affiliate of an issuer, subject to the satisfaction of certain other conditions. A significant number of the “restricted” shares of our common stock outstanding were purchased more than six months ago. Accordingly, those shares are eligible for sale into the public market. Along with this registration statement, we have filed resale registration statements with the Securities and Exchange Commission on Form S-1/A that were declared effective on October 16, 2008 and August 7, 2009, respectively, as well as on Form S-3 that was declared effective on August 24, 2009.  These registration statements cover a number of shares issued in private placements and underlying warrants from some of these placements. Sales of substantial amounts of those restricted or registered shares, or even the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and could impair our ability to raise capital through an offering of our equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2009, Timberline has acquired mineral prospects for exploration in Montana, Nevada and Idaho mainly for target commodities of gold, silver, zinc and copper. The prospects are held by both patented and unpatented mining claims owned directly by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Montana Gold Properties

Butte Highlands Gold Project

Butte Highlands Project
Property Location
Silver Bow County, Montana
Timberline
Kalispell
Great Falls
Missoula
Helena
Butte
Bozeman
Billings
Butte Highlands Project
Major Cities
Major Highways
1:3,750,000
April, 2009

In July 2007, Timberline closed its purchase of the Butte Highlands Gold Project.  The project is located approximately 15 miles south of Butte, Montana in Silverbow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims situated within Sections 31 and 32, Township 1 North, Range 7 West; Sections 5 and 6, Township 1 South, Range 7 West; and Section 1, Township 1 South, Range 8 West, Montana Principal Meridian.  The property can be accessed utilizing motor vehicle via State Highway 2 and County and US Forest Service maintained, improved surface roads.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.

Claim Name(s)	Claim Type	Land Type	Rights	Ownership
BHC 1 thru BHC 61	Unpatented lode	Federal	mineral	100 % Timberline Resources Corp.
MC 1 thru MC 48	Unpatented lode	Federal	mineral	100 % Timberline Resources Corp.
J.B. Thompson	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Main Ripple	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Murphy	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Only Chance	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Purchance	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Red Mountain	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Main Chance	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Island	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Atlantic	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Barnard	Patented lode	Private	mineral and surface	100 % Timberline Resources Corp.
Pony Placer	Patented Lode	Private	surface	100 % Timberline Resources Corp.

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

All of the private lands within the Butte Highlands property are historic lode and placer claims which were patented through the U.S. Government patent process.  Timberline Resources is responsible for paying yearly BLM maintenance fees on all unpatented mining claims and Montana State property taxes on all patented lands.  All associated taxes and fees are paid up to date as of September 30, 2009.  Electricity and water are readily available on the property.  If necessary, additional electricity requirements may be met by augmenting the currently available electrical supply with generator power.

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

Historic Drilling Highlights (from Surface)

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)(1)
DDH 88-3	745.0	756.0	11.0	0.110
	1,070.0	1,085.0	15.0	0.206
DDH 89-1	1,177.2	1,227.0	49.8	0.651
PD 89-1	1,351.0	1,366.0	15.0	0.340
PD 89-2	1,396.0	1,412.0	16.0	0.135
BH 93-1	885.0	895.0	10.0	0.138
	925.0	935.0	10.0	0.319
BH 93-8	1,189.0	1,200.0	11.0	0.131
BH 93-11	758.5	770.0	11.5	0.351
	825.0	845.0	20.0	0.114
	964.0	978.0	14.0	0.776
BH 93-12	762.5	786.0	23.5	0.548
BH 94-2	1,240.0	1,270.0	30.0	0.214
BH 94-3	1,129.3	1,141.0	11.7	0.255
	1,163.4	1,181.0	17.6	0.142
	1,312.0	1,325.5	13.5	0.492
	1,425.0	1,437.0	12.0	0.276
BH 94-16	1,335.5	1,347.0	11.5	0.165
BH 94-17	1,295.5	1,323.0	27.5	0.268
BH 95-5	1,429.0	1,457.5	28.5	0.338
	1,512.5	1,522.5	10.0	0.129
BH 96-1	697.0	722.3	25.3	0.153
	754.0	779.5	25.5	0.158
BH 96-5	837.0	849.0	12.0	0.678
	902.0	916.0	14.0	0.114
	932.5	944.0	11.5	1.996
BH 96-6	1,258.0	1,270.0	12.0	0.142
	1,320.0	1,333.0	13.0	0.165
BH 96-8	1,222.0	1,233.0	11.0	0.234
	1,287.0	1,307.0	20.0	0.212
BH 96-9	993.0	1,012.0	19.0	0.133

(1)

 All values represent either a single interval or were composited using a weighted average based on sample interval length.

The following table includes highlights from past underground drilling programs conducted in the early-1940s.

Historic Drilling Highlights (from Underground)

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)(1)
BH 40-23	147.0	157.0	10.0*	0.102
	205.0	226.0	21.0	0.230
BH 40-24	142.0	173.0	31.0	1.060
BH 40-34	182.0	192.0	10.0*	0.106
BH 40-35	329.5	339.5	10.0*	0.132
BH 40-41	162.0	181.0	19.0	0.280
BH 40-42	224.0	236.0	12.0	0.180
BH 40-43	237.0	249.0	12.0	1.140
BH 40-46	278.0	288.0	10.0*	0.124
	307.0	317.0	10.0*	0.558
	330.0	340.0	10.0*	0.160
BH 40-47	236.0	262.0	26.0	0.260
BH 40-48	197.0	207.0	10.0*	0.174
BH 40-49	234.0	244.0	10.0*	0.106

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

Timberline purchased the Butte Highlands property in 2007, including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 108,000 shares of Timberline common stock.

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

Results for BH-DDH 08-02, intended to test a narrow gold zone proximal to a diorite dike, were also positive and encouraging.  In addition to a 7.2-foot interval grading 0.11 oz/t gold within typical Wolsey shale host rock, the hole also intercepted a 267-foot zone of mineralized diorite , including 25.0 feet grading 0.10 oz/t gold.  It is important to note that the identification of slightly higher-grade diorite material, or the delineation of similarly wide zones of lower-grade material with underground bulk mining potential, could have a significant positive impact on mineralization estimates as they do not currently include diorite-hosted gold.  Additional testing of diorite targets will be considered for future drilling phases, most likely from underground.

2008 Butte Highlands Drilling Highlights

Drill Hole	From (ft)	To (ft)	Length (ft)	Gold (oz/t)(1)
BH-DDH 08-01	1335.6	1337.0	1.4	0.27
BH-DDH 08-02	1171.4	1178.6	7.2	0.11
Including	1326.0	1351.0	25.0	0.10
BH-DDH 08-03	1207.0	1209.0	2.0	0.62
	1242.0	1279.0	37.0	0.22
Including	1242.0	1260.0	18.0	0.24
Including	1272.7	1279.0	6.3	0.41
	1294.0	1299.0	5.0	0.26
	1404.0	1409.0	5.0	0.11
NW Extension	1560.2	1569.2	9.0	0.43
NW Extension	1580.0	1615.0	35.0	0.14

(1)

All values represent either a single interval or were composited using a weighted average based on sample interval length.

In October 2008, the Company announced that it had agreed to form a 50/50 joint venture with Small Mine Development (“SMD”) at the Butte Highlands project. In July 2009, the Company finalized the joint venture agreement with Highland Mining, LLC (an affiliate of SMD) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, Timberline will be carried to production by Highland Mining, LLC (“Highland”), which will fund all mine development costs and began development in the summer of 2009. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.

BHJV has continued the exploration plan and geologic modeling of the Butte Highlands project with Timberline’s assistance.  During the year ended September 30, 2009, a permit to perform additional exploration, consisting of installing an underground exploration ramp to access mineralization for underground drilling, bulk sampling and metallurgical testing was approved by the State of Montana.  Upon approval, construction of the underground ramp and associated development on the project began in August 2009.  Completion of the underground ramp, underground drilling and bulk sampling will take approximately 12 to 18 months in total.  During this time BHJV will be submitting an application for an Operating Permit with the state of Montana to commence gold mining operations.  BHJV will be conducting or contracting all base line studies to facilitate the permit.  The state of Montana has indicated to Timberline that this process and regulatory approval will take approximately 12 to 18 months.  Therefore, Timberline expects to transition directly from exploration to gold mining operations within the specified time frame.

As of September 30, 2009 BHJV has completed four drill holes of a five hole core drill program totaling 5,759 feet of drilling.  Assays for the first three holes have been received.  The first three drill holes were drilled to the northwest of the main mineralized body in the hopes of extending mineralization in that area.  The first hole (BHDDH09-01) encountered mineralization before abruptly intersecting an unexpected fault which removed the favorable Wolsey Formation.  The second and third holes also encountered an additional fault and no mineralization was encountered in these two holes.  The fourth hole (BHDDH09-04) was drilled in the central part of the mineralized area with the intention of infill drilling near known mineralized intercepts.  The hole encountered a significant amount of skarn mineralization although geologically it appears it could be similar to lower grade material encountered in previous holes.

BHJV also initiated a Hydrologic Reverse Circulation Drill program during the year ended September 30, 2009.  Three holes have been completed for a total of 2,300 feet.  Data collected during this program will be used to model the hydrologic character of the mineralized area.  As of September 30, 2009 the Company has incurred exploration costs to date of approximately $750,000.  Ongoing exploration costs are being incurred by BHJV.

Highland, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  The Company expects that the total costs incurred on the project to reach this milestone will be between $12 and $18 million.

Nevada Gold Properties

The East Camp Douglas Prospect

In August 2006, Timberline exercised its option to lease the East Camp Douglas Project, along the prolific Walker Lane Mineral Belt in south-central Nevada. It is approximately four miles southwest of the town of Mina in Mineral County, Nevada. The property is comprised of 115 unpatented mining claims (totaling 2,300 acres) and represents a “district-scale” project with multiple targets of low-sulphidation quartz-adularia and high-sulphidation quartz-alunite gold-silver mineralization.  In August 2007, the Company exercised its option to lease an additional 8 unpatented claims (totaling 155 acres).

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

During the year ended September 30, 2009 the Company determined that, despite the property’s geologic potential, it would continue to hold only the 8 unpatented claims acquired in 2007, and terminated the lease on the other 115 unpatented claims.  We have written down $40,000 in associated capital costs of the project to reflect this termination.

As of September 30, 2009, Timberline does not consider the East Camp Douglas prospect to be a material property.  No future expenditures are planned on the prospect at this time.

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

As of September 30, 2009, Timberline does not consider the Snowstorm prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

As of September 30, 2009, Timberline does not consider the Spenser prospect to be a material property.  No future expenditures are planned on the prospect at this time.

Montana Copper-Silver Properties

The Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak and Copper Rock Prospects

In 2004, Timberline acquired four properties on the Montana Copper Sulfide Belt in Lincoln and Sanders counties.  All four properties are interpreted as sediment-hosted copper-silver occurrences located in the Revett Formation of the Montana Copper-Silver Belt and are considered early-stage exploration prospects.  The properties were held by U.S. Borax and its successor company, Kennecott Exploration, during the 1980s and early-1990s.  Timberline has acquired the mapping and sampling data from the U.S. Borax program.  There has been no documented activity in these areas since 1992.

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

In 2008, Timberline acquired two additional prospects in the same favorable mineralized geology, Clear Peak and Copper Rock.  These properties have the same geologic description as the properties described above.  Both Clear Peak and Copper Rock were previously explored by Asarco Exploration Company, Inc.

All claims were staked by Timberline and are not subject to any underlying production royalty.  All of these claims have been filed with the BLM.

The State of Montana has banned the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold. Since Timberline’s Montana prospects are for silver and copper only, this ban does not affect our plans for this property in Montana.

As of September 30, 2009, Timberline does not consider any of the Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak or Copper Rock prospects to be material properties.  No future expenditures are planned on the prospects at this time.

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations always involve preparation of an environmental impact statement that examines the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in mining activities within the state.  Cyanide is used in the mining of gold.  However, since some of our prospects in Montana are for silver and copper this ban does not affect those properties.  Our Butte Highlands project in Montana is partially on patented ground and is an underground gold prospect.  It is anticipated that any production from this property would be shipped to nearby mills for processing as opposed to building our own mills and processing facilities, thus this ban would not affect our plans in Montana.  The Elkhorn project is nearby and similar to Butte Highlands and is following a similar plan with public support.  We are not aware of any other states that plan to enact similar legislation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the NYSE Amex on May 12, 2008 and is quoted under the trading symbol “TLR”.  The high and low sale prices for our common stock as quoted on the NYSE Amex and the OTCBB were as follows:

Period(1)	High	Low

2009
First Quarter	$1.50	$0.19
Second Quarter	$0.53	$0.22
Third Quarter	$0.87	$0.31
Fourth Quarter(3)	$1.68	$0.67

2008
First Quarter	$4.35	$2.50
Second Quarter(2)	$4.40	$2.65
Third Quarter	$2.99	$0.80
Fourth Quarter	$1.50	$0.23

2007
Fourth Quarter	$5.15	$3.03

(1) Quarters indicate calendar year quarters. (2) Our common stock began trading on the NYSE Amex on May 12, 2008 (3) Through December 7, 2009

The above quotations for the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On December 7, 2009, the closing sale price for our common stock was $1.29 on the NYSE Amex.

As of December 7, 2009, we had 40,313,181 shares of common stock issued and outstanding, held by approximately 765 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

On February 13, 2009, we received a notice from the NYSE Amex indicating that we were not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide (which we refer to as the “Company Guide”) due to our stockholders’ equity being less than $4,000,000 and our having losses from continuing operations and net losses in three of its four most recent fiscal years and Section 1003(a)(iii) of the Company Guide due to our stockholders’ equity being less than $6,000,000 and our having losses from continuing operations and net losses in its five most recent fiscal years. Therefore we have become subject to Section 1009 of the Company Guide regarding continued listing evaluations.

In order to maintain our NYSE Amex listing, we were required to submit a plan of compliance to the NYSE Amex by March 13, 2009 (which we refer to as the Plan), addressing how we intend to regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Company Guide within a maximum of 18 months (which we refer to as the Plan Period).  We filed the Plan with the NYSE Amex on March 13, 2009. The NYSE Amex Corporate Compliance Department management evaluated the Plan, and on May 4, 2009 we were informed that the Plan was accepted by the NYSE Amex and our Plan Period will end on August 13, 2010. Although the Plan was accepted and we are able to continue our listing during the Plan Period, we will be subject to periodic review to determine whether we are making progress consistent with the Plan. If we are not in compliance with the continued listing standards at the conclusion of the Plan Period or do not make progress consistent with the Plan during the Plan Period, we may become subject to delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

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

Purchases of Equity Securities by the Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2009.

Stock Incentive Plans

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

Equity Compensation Plans

The following summary information is presented as of September 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,235,168 (1)	$0.92	51,665
Equity compensation plans not approved by security holders
TOTAL	6,235,168(1)	$0.92	51,665

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

As to the options granted to date, there were 75,000 options exercised during the year ended September 30, 2009.  For the year ended September 30, 2008, no options were exercised.

Sale of Unregistered Securities

During the year ended September 30, 2009, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K.

On October 16, 2009, warrants to purchase 1,085,944 common shares of the Company were exercised by warrant holders at a price of $0.50 per common share, for aggregate total proceeds of $542,972.  Proceeds from the warrant exercises will be used for general working capital and to evaluate exploration opportunities.

On November 23, 2009, the Company closed a private placement of units.  In the aggregate, the Company placed 3,003,400 units of the Company at a price of $1.00/unit for gross aggregate proceeds of $3,003,400.   Each unit consists of one common share and one-half of one purchase warrant.  Each full warrant will entitle the holder thereof to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010 and thereafter at an exercise price of $1.75 per share until November 15, 2011.  The net proceeds of the offering will be used by Timberline for exploration expenditures, working capital and general corporate purposes.

In connection with the private placement, the Company agreed to pay qualified agents a cash compensation fee in U.S. dollars in an amount equal to seven percent (7%) of the gross proceeds of the offering received by the Company for units placed by such agents.  The cash compensation fee is equal to $196,238.  The agents will also receive 196,238 agents’ warrants, exercisable to acquire common stock equal in number to seven percent (7%) of the total number of units sold that were placed by the agents.

The shares issued pursuant to the warrant exercises and private placement were not registered under the U.S. Securities Act of 1933, as amended (“Securities Act”), or the laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In connection with the warrant exercise, the Company will use commercially reasonable efforts to prepare and file with SEC within 60 days of closing a registration statement under the Securities Act, and to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as is practicable.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

While 2009 was a very challenging year for the Company, the mining industry and the entire world economy, we are emerging from this period with what we believe to be a stronger, more focused, mineral exploration and drilling services business.  In spite of a dramatic reduction in revenues from our drilling services business, both in the United States and Mexico, the Company reduced its consolidated net loss when compared to the previous year.  Our U.S. operations were profitable in the two most recent quarters.

The year commenced with the emergence of the credit crisis, global deleveraging and ultimately, a significant global economic recession that adversely affected the plans of companies large and small – including Timberline.  In October 2008, the Company announced termination of its proposed agreement to acquire Small Mine Development (SMD), a privately-held underground mining and mine development contractor.  For most of the previous year, management had expended considerable effort, focus and expense on the acquisition process.  However, in these unprecedented market conditions, it proved extremely difficult to complete the acquisition of SMD under acceptable terms. Therefore, we jointly agreed that the unpredictability in the economic climate presented too great of a risk to the Company and our shareholders.

Instead, the Company announced plans to form a 50/50 joint venture with SMD for the advancement of our Butte Highlands Gold Project. The Company also announced in October 2008 the completion of a $10 million debt/equity financing to retire an $8 million bridge loan facility and provide working capital. See the discussion under the section heading “Management’s Discussion and Analysis – Financial Condition and Liquidity” below for a more detailed description of the financing.

In July 2009 the Company finalized the operating agreement for the Butte Highlands Gold Project with Highland Mining, LLC (“Highland”), an affiliate of SMD.  Timberline and Highland agreed that Highland will fund the development of the underground gold mine at Butte Highlands, and that SMD will perform all development activities to advance the project to production.  Under terms of the agreement, Timberline will be carried to production by Highland, and both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.  This agreement resulted in the creation of the Butte Highlands JV, LLC (“BHJV”), with Timberline and Highland each having a 50-percent interest.

Development for the mine has begun with the cutting of the mine portal following receipt of the company’s exploration permit in August 2009.  Timberline and its joint venture partner are now authorized to construct exploration drifts, perform both surface and underground drilling, and extract a bulk sample.  The acreage that may be disturbed under the permit totals approximately 50 acres, including 20 acres for surface facilities. The plan involves construction of exploration drifts approximately 14 feet wide by 16 feet high and 6,700 feet in length.  The drill program to further define and expand the resource anticipates 120 drill holes from 10-15 drill stations located throughout the drifts.  The drill holes will average 500 feet in length for a total of approximately 60,000 feet of core drilling.  The plan also anticipates collecting a 10,000 ton bulk sample.  The underground development, exploration drilling, and bulk sampling is anticipated to take approximately one year.

It continues to be the opinion of management that projects similar to Butte Highlands are a good fit for the current environment and the unique qualifications of our people and strategic partners.  As a result, the Company has chosen to focus on late-early stage development and near-term production properties that have similar characteristics to the Butte Highlands Gold Project.

Management Forecast for 2010:  Key Issues, Challenges, and Opportunities

Recap of 2009 Goals and Objectives:

Our goals for 2009 were influenced by the impact of the global economic crisis.  We have focused our efforts in our drilling services businesses mainly on underground drilling for developing or producing companies.  While this strategy has allowed us to continue providing services to our largest customers, we have been and continue to be focused on “right sizing” the operations to fit the current demand in the industry. There is still work to be done to make our drilling entities as profitable as we feel they have the potential to be.  We have, however, made what we believe is a tremendous amount of progress over the past year in improving operating cash flows, reducing debt, and attaining profitability even in the face of decreased revenues.

Our mineral exploration goals for 2009 were to focus on nearer term production projects such as our Butte Highlands property.  As we announced early in the year, we successfully completed a joint venture operating agreement with an affiliate of SMD that provides the Company with a 50% carried interest in Butte Highlands.  Our exploration staff has spent most of their time in the past year working closely with SMD in order to advance the project.  While Butte Highlands has been our primary exploration focus, we continue to evaluate new exploration opportunities, as well as maintaining our claims over several early stage exploration projects in our portfolio that we hope to be able to advance as the economy and our industry recover from the ongoing recession.

At the beginning of 2009 we stated our belief that the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  This proved to be true, as gold prices remained relatively stable, with a modest uptrend recently moving prices to new all time highs.  While volatility in commodity prices, including gold, is to be expected, our view continues to be that our business model can be successful even at much lower gold prices than witnessed in the market at present.  We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  As a company we are focused on our drilling subsidiaries, advancing Butte Highlands and evaluating new opportunities.  We have evaluated a number of projects and opportunities and will continue to do so in 2010.  Our industry and the world have changed, and we anticipate a number of changes in the year ahead.  We will continue to look for opportunity at every turn.

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

Drilling Services

Timberline Drilling and its subsidiary, World Wide Exploration S.A. de C.V. (“WWE”), provide both surface and underground drilling services, with their two largest clients being Newmont Mining and Exploraciones Mineras Penoles S.A. de C.V., respectively.  Both units specialize in underground, hard rock core drilling – a niche business that we believe is well-positioned as the industry continues to mature and exploration projects are advanced into producing mines.  Our underground focus has provided a solid base of operations as a large percentage of the above-ground and more speculative exploration drilling has been cut back and/or delayed during the current industry slowdown.

Revenue at both Timberline Drilling and WWE decreased considerably during the past year as a result of the global recession.  Management has focused its efforts throughout the past year on matching our expenses with current rates of revenue to assure sustainable profitability from our drilling entities.  While there are still improvements to be made, our combined drilling entities were able to achieve profitability in the last two quarters of the fiscal year in spite of revenues that were over 40% lower than in the previous year.

At Timberline Drilling, there is a significant liability on the Company’s balance sheet related to interest and penalties for late payment of payroll taxes for payrolls during the period from October 1, 2007 through May 15, 2008 This liability was generated during a period of substantial company growth when the drilling company’s previous management team used available funds to pay other liabilities of the subsidiary rather than paying the payroll taxes and resulting penalties and interest.  While the Company has repaid all outstanding payroll taxes owing from these periods during the year ending September 30, 2009, the Company has recorded an accrual of $424,262 in unpaid penalties and interest as of September 30, 2009.  The Company has made timely payments on all payroll taxes since May 15, 2008 and has negotiated a payment plan with the IRS relating to the unpaid interest and penalties owed.  In April 2009, the Company began making monthly installment payments on the outstanding balance of interest and penalties.  During the year ended September 30, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

Mineral Exploration

Early in fiscal 2009, the Company announced plans to form a 50/50 joint venture with SMD for the advancement of our Butte Highlands project. In July 2009 the Company finalized the operating agreement for the Butte Highlands project with Highland Mining, LLC (“Highland”), an affiliate of SMD.

During the year we continued to advance the Butte Highlands project with additional geological evaluation and began an exploration drill program in July that concluded subsequent to our year end. Development for the Butte Highlands Gold Project has begun with the cutting of the portal following receipt of the company’s exploration permit in August 2009.  In the coming year, the Butte Highlands project focus will be on completion of a development ramp, additional drilling, and a 10,000 ton bulk sample.  During this time, Timberline will be submitting an application for an operating permit with the Montana Department of Environmental Quality to commence gold mining operations.  Timberline will be conducting or contracting all base line studies to facilitate the permit.  Timberline expects that the permitting process will take approximately 12 months.  Therefore, Timberline expects to transition from underground exploration and development to gold mining operations. The Company expects that the total costs incurred by the joint venture on the project to reach production will be between $12 and $18 million.

Our management and geologists remain committed to providing exploration “blue sky” and potential for discovery to our investors.  Looking ahead, it is the opinion of management that our primary commodity focus should be on gold, and to a lesser extent on silver in the precious metals area.  Furthermore, we believe that projects similar to Butte Highlands are a good fit for the current environment and the unique qualifications of our people, drilling subsidiaries and strategic partners.  We do not plan to expend significant capital or time on larger early stage exploration projects unless they can be done at a minimal cost to the Company and not at the cost of advancing or acquiring more advanced stage properties.  We have evaluated, and will continue to evaluate, projects that fit our new focus.

Results of Operations for Years Ended September 30, 2009 and 2008

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the year ended September 30, 2009, we reported $17,573,098 in revenue compared to $31,728,617 in fiscal 2008.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $13,242,093 from Timberline Drilling and $4,331,005 from WWE.  Our revenue decrease was primarily due to a decreased number of drill rigs in service during the year.  Gross profit from Timberline Drilling and WWE was $1,092,575 and $451,733, respectively for the year ended September 30, 2009.  Gross profit margins decreased from the previous year primarily as a result of the rapid slowdown in drilling activity during the first six months of the fiscal year.  In the last six months of the fiscal year we were able to rationalize our operating expenses to be more consistent with our decreased revenues and gross profit margins have returned to more typical levels for our drilling entities as of September 30, 2009.

Our overall after tax net loss for the year ended September 30, 2009 was $7,308,628 compared to an overall net loss of $10,103,696 for the year ended September 30, 2008.  The reduced net loss compared to the prior year is primarily the result of reducing the amount expended by the Company on mineral exploration as well as a reduction in salaries, benefits and severance expenses. The reduction in these expenses was offset somewhat by lower gross margins on our operations as discussed above. Our net loss after income taxes for the year ended September 30, 2009 was comprised of a loss of $5,997,234 for Timberline Corporate and Exploration, a loss of $1,132,262 for Timberline Drilling, and a loss of $179,132 at WWE.  Our net loss after income taxes for the year ended September 30, 2008 was comprised of a loss of $7,966,645 for Timberline Corporate and Exploration, and a loss of $3,401,329 for Timberline Drilling, offset by a gain of $1,264,278 at WWE

Timberline Corporate and Exploration Division

The after tax net loss of $5,997,234 combined for Timberline Corporate and the Exploration division is comprised of exploration expenditures of $493,389, non-cash charges of $2,271,348, professional fees expense of $1,278,573, other general and administrative costs of $1,208,621, and interest expense of $761,469 less interest income of $16,166.  Included in the non-cash charges are $2,234,856 in expenses related to common stock issuances to employees and stock options that vested during the year.  Also included in the non-cash charges is $36,492 in Depreciation and Amortization.

The reduction in the after next loss for Timberline Corporate and the Exploration division for the year ended September 30, 2009 as compared to the previous year’s after tax net loss of $7,966,645 is primarily a result of significantly reduced expenditures on mineral exploration activities, in addition to reduced legal and accounting costs.  During the previous year the Company incurred a significant amount of legal and accounting costs associated with our proposed acquisition of SMD.

Timberline Drilling and WWE

For the year ended September 30, 2009, Timberline Drilling had revenues of $13,242,093 as compared to $22,660,556 for the year ended September 30, 2008.  WWE had revenues of $4,331,005 for the year ended September 30, 2009 as compared to $9,068,061 for the year ended September 30, 2008.  Both Timberline Drilling and WWE experienced reductions in revenue as a direct result of fewer core drilling rigs being in operation during the year as compared to the previous year.

For the year ended September 30, 2009, Gross profit from Timberline Drilling and WWE was $1,092,575 and $451,733, respectively, as compared to $3,989,352 for Timberline Drilling and $2,799,766 for WWE for the year ended September 30, 2008.  The reduction in gross profits is a function of lower drilling revenues in the year ended September 30, 2009 as well as higher operating expenses during the first two quarters of the year prior to the Company rationalizing costs once it became clear that sharply reduced drilling activity would persist for a longer period of time.

Timberline Drilling and WWE had general and administrative expenses of $1,696,934 and $698,016, respectively, for the year ended September 30, 2009 as compared to $7,001,869 for Timberline Drilling and $736,947 for WWE for the year ended September 30, 2008.  Timberline Drilling’s general and administrative expenses include a recovery of $350,000 in severance costs accrued in the prior year related to the management transition that was undertaken during the year ending September 30, 2008.  The decreased year over year general and administrative expenses at Timberline Drilling reflect a right-sizing of the company’s overhead costs in order to ensure that Timberline Drilling is a profitable entity even with lower revenues such as those experienced during the most recent fiscal year.

Financial Condition and Liquidity

At September 30, 2009, we had assets of $14,024,227 consisting of cash in the amount of $969,784; restricted cash of $42,687; accounts receivable, net of allowance for doubtful accounts, in the amount of $1,422,951; materials and supplies inventory valued at $1,088,428; property, mineral rights, and equipment, net of depreciation of $6,302,531; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524; and other assets of $1,389,322.

The poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued in 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While access to capital has improved recently, these disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon the revenues generated by our mine services subsidiaries, however, the recent economic instability make it difficult for the Company’s management to accurately predict revenues from these services into the 2010 fiscal year.  If revenues from our mine services subsidiaries decline, our exploration activities and other operations will be reliant upon equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

At September 30, 2009 the Company has working capital of $169,452, compared to working capital of $78,354 at September 30, 2008.  Management expects to continue to maintain or increase the amount of working capital via continued improvements in operating cash flows at the Company’s drilling subsidiaries, reduction of exploration expenditures, reduced professional and consulting expenses, potential sales of capital assets and obtaining financing through equity investments.  Subsequent to year end, as described below, the Company raised $3,546,372 in proceeds from the exercise of outstanding warrants and a private placement of the Company’s common stock.

Management expects to maintain or improve operating cash flows at the Company’s drilling subsidiaries by continuing to reduce hourly and salaried payroll expenses, reducing supplies inventory levels, and eliminating non-essential general and administrative costs. The Company plans to continue curtailing exploration expenditures to focus on only our material exploration properties. This curtailment is expected to include a reduction in geological staff salaries expense and reduced use of outside geological consultants.  Finally, the Company’s capital assets include drills, drilling related equipment and vehicles for which a resale market exists.  The Company will consider sales of a portion of these capital assets, if necessary, to fund working capital.

Management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or mine services operations.

Financing activities

On October 31, 2008, the Company entered into two convertible notes (as described below), one with Ron Guill, a director of the Company, and his wife, Stacey Guill, and the other with SMD, a company owned by Mr. Guill.  Each of the notes was made for a principal amount of $5 million dollars for an aggregate of $10 million, and both are convertible into the Company’s common stock, as described below.  The Company used the proceeds of the notes to pay off the $8 million loan (plus any applicable interest) previously provided to the Company by Auramet Trading, LLC (“Auramet”) and described in the Company’s Form 8-K filed on July 3, 2008 (such loan is hereafter referred to as the “Auramet Loan”) and for general working capital purposes.

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

The Convertible Term Note has a principal amount of $5 million and is secured pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc. (“TDI”), a wholly-owned Company subsidiary incorporated in Idaho, pursuant to the Pledge Agreement, the shares of which were previously pledged to Auramet but were released upon payment of the Auramet Loan on October 31, 2008, and a deed of trust to be entered into covering the Company’s Butte Highlands property in Silver Bow county, Montana (the “Butte Highlands Property”).

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

The Short-Term Convertible Note

In addition, on October 31, 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”), a subscription agreement (the “Subscription Agreement”), a collateral assignment and pledge of stock and security agreement (the “STN Pledge Agreement”), and a security agreement (the “STN Security Agreement”) with Ron and Stacey Guill in connection with a loan for $5 million dollars. Upon approval for listing of the shares issuable under the Short-Term Convertible Note from the NYSE Amex, the Short-Term Convertible Note will be automatically converted into common stock as described below.

The Short-Term Convertible Note automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) upon approval of the issuance of the additional shares for listing by the NYSE Amex on December 19, 2008.  Under the Subscription Agreement, Mr. and Mrs. Guill subscribed to purchase 5,555,556 shares of the Company’s common stock at a price of $0.90 per share as “accredited investors” as defined under Regulation D of the Securities Act of 1933, as amended. Should the Company decide to issue and sell any equity securities or securities convertible into equity securities, the Subscription Agreement also obligates the Company to offer a pro rata share of such securities to Mr. and Mrs. Guill on the same terms and conditions as the proposed sale and issuance.

Subsequent events affecting liquidity and capital resources

In October 2009, warrants to purchase 1,085,944 common shares of the Company were exercised by warrant holders at a price of $0.50 per common share, for aggregate total proceeds of $542,972.  Proceeds from the warrant exercises will be used for general working capital and to evaluate merger and acquisition opportunities in mining services and exploration.

In November 2009, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units for a total of $3,000,000. The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010 and thereafter at an exercise price of $1.75 per share until March 25, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400; with the private placement closing on November 23, 2009.

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

Goodwill

Goodwill relates to the acquisition of Kettle Drilling.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at least annually goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. There was no impairment loss revealed by this test as of September 30, 2009.

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS 165 in its quarter ending June 30, 2009.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 in fiscal year 2011 and is currently evaluating the impact of adopting this statement on the consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 in fiscal year 2011 and is currently evaluating the impact of adopting this statement on the consolidated financial statements.

Contractual Obligations

As of September 30, 2009, we had the following non-cancelable contractual obligations:

The Company finances a substantial portion of their core drill purchases through capital leases. The capital lease obligations as of September 30, 2009 and 2008 were $571,452 and $1,130,207, respectively. Future minimum lease payments at September 30, 2009 for the related obligations under capital leases were:

Year Ending September 30,
2010	$431,496
2011	185,476
Total Minimum Lease Payments	616,972
Less Amount Representing Interest	(45,520)
Present Value of Minimum Lease Payments	571,452
Less Obligations Due within One Year	(403,820)
Obligations Under Capital Leases, Due after One Year	$ 167,632

Long-term debt at September 30, 2009 and 2008, respectively, consisted of the following:

	September 30, 2009	September 30, 2008
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $16,667 per month, at rates ranging from 0.0% to 12.0% with a weighted average interest rate of
approximately 7.6%. The notes are collateralized by the vehicles
and equipment that they represent.	$396,958	$588,369

Less Current Portion	(159,320)	(250,638)

	$237,638	$571,534

As of September 30, 2009, debt outstanding will mature as follows:

2010	$ 159,320
2011	129,594
2012	72,452
2013	27,630
2014	7,962
Total	$ 396,958

A substantial portion of the Company’s core drill purchases are financed through capital leases.  Payments for the fiscal year ending September 30, 2009 under these capital leases were $472,716.  The following fiscal year payments are due under these leases: $431,496 (2010), and $185,476 (2011).

Timberline Drilling also owns a fleet of vehicles, trucks and fork-lifts for its drilling operations.  Other equipment and vehicles were financed with notes collateralized by the equipment or vehicles. Payments for the fiscal year ending September 30, 2009 under these notes were $201,494. The following fiscal year payments are due under these financing arrangements: $183,513 (2010), $142,267 (2011), $77,807 (2012), $31,004 (2013) and $8,008 (2014).

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $284,015 in the fiscal year ending September 30, 2009. The current leases call for total payments of $289,240 in fiscal year 2010.

_________________________________________________________________________________________

Certain information contained in this “Management Discussion and Analysis” constitutes forward looking information and actual results could differ from estimates, expectations or beliefs contained in such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2009 and 2008

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Registered Public Accounting Firm

34

Consolidated balance sheets

35

Consolidated statements of operations

36

Consolidated statements of changes in stockholders’ equity

37-38

Consolidated statements of cash flows

39-40

Notes to consolidated financial statements

41-60

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$969,784	$737,503
Accounts receivable, net of allowance for doubtful accounts of
$257,456 and $150,740, respectively	1,422,951	3,499,371
Materials and supplies inventory	1,088,428	2,045,223
Prepaid expenses and other current assets	609,545	481,529
Deferred offering and acquisition costs	-	923,957
Deferred financing cost, net	-	202,550
	4,090,708	7,890,133

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	6,302,531	9,224,550
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	6,302,531	9,224,550

OTHER ASSETS:
Investment in joint venture	621,000	-
Restricted cash	42,687	286,410
Deposits and other assets	158,777	160,170
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,630,988	3,255,104
TOTAL ASSETS	$14,024,227	$20,369,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,222,901	$2,159,857
Accrued expenses	813,418	945,809
Accrued payroll and benefits	247,932	482,714
Accrued taxes	473,865	2,173,362
Current portion of long term debt	159,320	250,638
Current portion of obligations under capital leases	403,820	448,127
Current portion of customer advances	600,000	-
Accrued offering and acquisition costs	-	923,957
Accrued severance	-	400,000
Deferred revenue	-	27,315
TOTAL CURRENT LIABILITIES	3,921,256	7,811,779

LONG-TERM LIABILITIES:
Convertible note payable to related party	5,000,000	-
Accrued interest on convertible note payable to related party, due at maturity	477,916	-
Long term debt, net of current portion	237,638	337,731
Obligations under capital leases, net of current portion	167,632	577,534
Customer advances, net of current portion	150,000	-
Bridge loan financing	-	8,000,000
Put option on common stock	-	92,336
TOTAL LONG-TERM LIABILITIES	6,033,186	9,007,601

COMMITMENTS AND CONTINGENCIES (NOTE 15)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 36,045,111 and 28,739,903 shares issued
and outstanding, respectively	36,045	28,739
Additional paid-in capital	29,164,116	21,343,416
Accumulated deficit	(25,130,376)	(17,821,748)
TOTAL STOCKHOLDERS' EQUITY	4,069,785	3,550,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,024,227	$20,369,787

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2009	2008

REVENUES	$17,573,098	$31,728,617

COST OF REVENUES	16,028,790	24,939,499

GROSS PROFIT	1,544,308	6,789,118

OPERATING EXPENSES:
Mineral exploration expenses	493,389	2,387,862
Salaries and benefits	3,053,067	4,639,291
Insurance expense	641,325	1,502,914
Professional fees expense	1,333,553	1,207,834
Severance benefits (recovery)	(350,000)	1,880,590
Loss on sale of equipment	108,283	209,444
Other general and administrative expenses	2,210,491	3,227,753
TOTAL OPERATING EXPENSES	7,490,108	15,055,688

LOSS FROM OPERATIONS	(5,945,800)	(8,266,570)

OTHER INCOME (EXPENSE):
Other income	27,798	118,280
Foreign exchange loss	(74,779)	(58,865)
Loss on derivative	(154,064)	(92,336)
Interest income	32,915	167,637
Related party interest expense	(477,916)	(15,704)
Interest expense	(861,871)	(1,223,888)
TOTAL OTHER EXPENSE	(1,507,917)	(1,104,876)

NET LOSS BEFORE INCOME TAXES	(7,453,717)	(9,371,446)

INCOME TAX BENEFIT (PROVISION)	145,089	(732,250)

NET LOSS	(7,308,628)	(10,103,696)

EXCESS CONSIDERATION PAID ON REDEMPTION OF
PREFERRED STOCK	-	(6,090,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,308,628)	$(16,193,696)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.22)	$(0.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	33,698,856	27,212,826

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Equity
Balance, September 30, 2007	24,801,108	$24,801	$(802,761)	$20,433,478	$(7,718,052)	$11,937,466

Common stock and warrants
issued for cash at $2.75 per
unit, net of offering costs	845,722	846	-	2,190,120	-	2,190,966

Cash received on stock subscription	-	-	802,761	-	-	802,761

Excess cash paid on redemption of
Series A preferred stock	-	-	-	(6,090,000)	-	(6,090,000)

Common stock issued for warrants exercised	1,708,273	1,708	-	1,706,565	-	1,708,273

Correction of shares outstanding	9,800	9	-	(10)	-	(1)

Common stock bonuses to employees	40,000	40	-	135,960	-	136,000

Common stock issued for conversion of
Series A preferred stock	1,175,000	1,175	-	468,825	-	470,000

Common stock issued in connection with
bridge loan financing	160,000	160	-	484,640	-	484,800

Vested portion of stock options granted	-	-	-	2,013,838	-	2,013,838

Net loss	-	-	-	-	(10,103,696)	(10,103,696)
Balance, September 30, 2008	28,739,903	$28,739	$-	$21,343,416	$(17,821,748)	$3,550,407

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Equity
Balance, September 30, 2008	28,739,903	$28,739	$-	$21,343,416	$(17,821,748)	$3,550,407

Common stock issued for options exercised	35,000	35	-	(35)	-	-

Common stock issued for conversion of short
term convertible note	5,555,556	5,556	-	4,994,444	-	5,000,000

Common stock bonuses to employees	129,000	129	-	81,681	-	81,810

Common stock bonuses to directors	100,000	100	-	78,900	-	79,000

Common stock issued for put option
exercised	535,652	536	-	245,864	-	246,400

Common stock issued for settlement of
accrued offering and acquisition costs	950,000	950	-	345,800	-	346,750

Vested portion of stock options granted	-	-	-	2,074,046	-	2,074,046

Net loss	-	-	-	-	(7,308,628)	(7,308,628)
Balance, September 30, 2009	36,045,111	$36,045	$-	$29,164,116	$(25,130,376)	$4,069,785

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,308,628)	$(10,103,696)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,367,192	1,483,045
Allowance for doubtful accounts	106,716	150,740
Loss on sale of equipment	108,283	209,444
Stock based compensation	2,234,856	2,149,839
Amortization of deferred financing cost	202,550	602,250
Deferred offering and acquisition costs	923,957	(923,957)
Severance recovery	(350,000)	-
Loss on derivative	154,064	92,336
Impairment of mineral rights	90,000	578,391
Accrued offering and acquisition costs	(577,207)	923,957
Inventory writedown	-	535,658
Changes in assets and liabilities:
Accounts receivable	1,865,484	(518,396)
Materials and supplies inventory	956,795	(655,489)
Prepaid expenses and other current assets, deposits and other assets	(26,623)	(64,280)
Accounts payable	(936,956)	(1,457,308)
Accrued expenses	(132,391)	774,895
Accrued payroll and other benefits	(234,782)	33,586
Accrued taxes	(1,699,497)	1,898,441
Accrued severance	(50,000)	400,000
Deferred revenue	(27,315)	(222,685)
Accrued interest on convertible note payable to related party, due at maturity	477,916	-
Net cash used by operating activities	(2,855,586)	(4,113,229)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(291,877)	(2,044,385)
Change in restricted cash	243,723	516,450
Proceeds from sale of equipment	1,141,046	71,923
Purchase of mineral rights	(21,000)	(139,391)
Purchase of land	-	(51,477)
Purchase of investment in equity security	-	(50,000)
Net cash provided (used) by investing activities	1,071,892	(1,696,880)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of bridge loan financing	(8,000,000)	-
Proceeds from convertible note payable to related party	5,000,000	-
Proceeds from short term convertible note	5,000,000	-
Proceeds from customer advances	1,000,000	-
Proceeds from long term debt	150,000	-
Payments on customer advances	(250,000)	-
Payments on long term debt	(341,411)	(413,226)
Payments on capital leases	(542,614)	(485,084)
Proceeds from related party notes payable	-	60,000
Payments on related party notes payable	-	(847,000)
Proceeds from exercise of warrants	-	1,608,873
Payment of note payable to bank	-	(599,065)
Proceeds from bridge loan financing	-	8,000,000
Redemption of Series A preferred stock	-	(7,500,000)
Deferred financing cost	-	(320,000)
Collection of common stock subscriptions	-	802,761
Proceeds from issuances of stock and warrants, net of stock offering costs	-	2,290,365
Net cash provided by financing activities	2,015,975	2,597,624

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase (decrease) in cash	232,281	(3,212,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	737,503	3,949,988
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$969,784	$737,503

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid in cash	$237,718	$606,000
Income taxes paid in cash	750,123	202,964

NON-CASH FINANCING AND INVESTING ACTIVITIES

Conversion of short term convertible note into common stock	$5,000,000	$-
Transfer of land to joint venture	621,000	-
Settlement of accrued offering and acquisition costs with common stock	346,750	-
Settlement of put option with common stock	246,400	-
Long term debt refinancing	180,692	-
Account receivable exchanged for equipment	104,220	700,895
Note receivable for equipment sale	100,000	-
Capital lease for equipment purchase	88,405	387,297
Series A preferred stock exchanged for common stock	-	470,000
Common stock issued in connection with bridge loan financing	-	484,800
Long term debt issued for equipment purchase	-	129,423

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

d.

Fair Value of Financial Instruments – The Company’s financial instruments include cash, restricted cash, accounts receivable, investments, accounts payable, derivatives and accrued expenses, and are carried at fair value. The carrying value of restricted cash, notes payable, capital leases, customer advances, convertible note payable to related party, bridge loan financing and derivatives approximate fair value based on the contractual terms of those instruments.

e.

Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 at each financial institution.

f.

Restricted Cash – Restricted cash represents investments in money market funds and are restricted as collateral for bonds held for exploration permits.

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

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

h.

Investments – We determine the appropriate classification of our investments at the time of purchase. The Company owns 1,480,000 restricted shares of Rae Wallace Mining Company, a private corporation and related party.  The investment is recorded in deposits and other assets at cost ($50,000), which management believes approximates fair market value at September 30, 2009 and 2008, respectively.  The Company also has a 50% interest in a joint venture at its Butte Highlands Gold Project (see Note 5).  Given that the Company’s 50% interest in the joint venture is carried to production, the Company does not have management control over operating decisions of the joint venture until its joint venture partner’s investment in the project, less $2 million, is recovered by the joint venture partner out of future production; and the Company has no risk of loss from expenses incurred by the joint venture until production, the Company is carrying its investment in the joint venture at cost on its consolidated balance sheet.

i.

Revenue Recognition – The Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract on a per foot or per hour drilled basis. In some cases, the customer is responsible for mobilization and stand-by costs.  Mobilization is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site.  Stand-by is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site but, for reasons beyond the Company’s control, drilling activities are not able to take place. Revenue related to reimbursement of mobilization and stand-by costs is recognized in the same period as the costs are incurred by the Company.  The specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling. Contract losses are not recognized as the Company’s agreements with its customers do not put the Company at a risk of loss.

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

k.

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

l.

Property and Equipment –- Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to fifteen years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

m.

Assets Held under Capital Leases – Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

n.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – The Company reviews the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, it was determined that our East Camp Douglas, Gold Gate and Long Canyon properties were impaired at September 30, 2009 and $90,000 in carrying values were written off to mineral exploration expenses during the year ended September 30, 2009.  No other properties were determined to be impaired at September 30, 2009.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

At September 30, 2008 it was determined that an impairment in the value of our Conglomerate Mesa property existed and the entire carrying value amount of $578,391 was written off to mineral exploration expenses during the year ended September 30, 2008.  No other properties were determined to be impaired at September 30, 2008.

o.

Provision for Income Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 11).

p.

Translation of Foreign Currencies – All amounts are presented in US dollars. World Wide’s operations in Mexico are translated at average rates of exchange for the year. The assets and liabilities of the Mexico operations are translated at the exchange rate in effect at the balance sheet date. Foreign translation and transaction losses of $74,779 and $58,865 for the years ended September 30, 2009 and 2008, respectively, have been included in the current period net loss as a component of other expense.

q.

Stock-based Compensation – The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS 123(R)”).

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

r.

Goodwill – Goodwill relates to the acquisition of Timberline Drilling.  At least annually, goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted expected cash flow analysis is used to determine fair value.  There was no impairment loss revealed by this test as of September 30, 2009 or 2008.

s.

Net Loss per Share – Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and exercisable securities as of September 30, 2009 and 2008 is as follows:

	September 30, 2009	September 30, 2008

Stock options	6,235,168	3,917,502
Warrants	1,337,934	2,301,734
Convertible debt	3,651,944	-
Total possible dilution	11,225,046	6,219,236

On June 27, 2008, the Company redeemed and cancelled 3,525,000 of the 4,700,000 Series A Preferred Stock outstanding on that date for $7,500,000 (see Note 14).  Due to the lack of retained earnings, the excess amount paid is recorded as a reduction in Additional Paid-in Capital of $6,090,000.  This excess is treated similarly to a dividend for purposes of calculating EPS.

At September 30, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

t.

Derivative Instruments –The Company follows established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Those standards require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.   The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the statement of operations in the period of change.

u.

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

In December 2007, FASB issued SFAS No. 141R “Business Combinations”, (“SFAS 141R”).  The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will change the accounting for the assets acquired and liabilities assumed in a business combination.

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

It does not appear that the adoption of SFAS 141R will have a material effect on our Consolidated Financial Statements.  However, any future business acquisitions occurring on or after the beginning of the first annual reporting period on or after December 15, 2008 will be accounted for in accordance with the statement. In December 2007, FASB also issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s future reported consolidated financial position or results of operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS 165 in its quarter ending June 30, 2009.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 in fiscal year 2011 and is currently evaluating the impact of adopting this statement on the consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 in fiscal year 2011 and is currently evaluating the impact of adopting this statement on the consolidated financial statements.

v.

Reclassifications – Certain reclassifications have been made to the 2008 financial statements in order to conform to the 2009 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported. At September 30, 2008, the Company did not correctly present the $320,000 value of a put option in its consolidated statement of cash flows (see Note 7), however this error was considered by the Company to be immaterial in nature as there was no impact on the overall cash flows of the Company, its consolidated statement of operations or consolidated balance sheet, therefore no restatement of the prior year’s financial statements was made.  The comparative statement of cash flows for the year ended September 30, 2008 as presented in these financial statements reflects the correct classification.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

a.	the fair value measurement;

b.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);

2)

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)	purchases, sales, issuances, and settlements (net); and

4)	transfers in and/or out of Level 3.

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance at September 30, 2009	Input Hierarchy Level

Assets:
Cash and cash equivalents	$969,784	Level 1
Restricted cash	42,687	Level 1
Investment in Rae Wallace	50,000	Level 2

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 4 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights and equipment and accumulated depreciation at September 30, 2009 and 2008:

	Expected
	Useful Lives (years)	2009	2008
Equipment and vehicles	5-10	$9,312,806	$10,421,807
Office equipment and furniture	3-10	261,664	258,259
Land	-	51,477	672,477
Mineral rights	-	47,000	116,000
Leasehold improvements	5-15	149,377	145,401
Total property, mineral rights and equipment		9,822,324	11,613,944
Less accumulated depreciation		(3,519,793)	(2,389,394)
Property, mineral rights and equipment, net		$6,302,531	$9,224,550

Property and equipment includes assets (primarily core drilling equipment) held under capital leases of $1,592,273 and $2,054,038 at September 30, 2009 and 2008. Related amortization of assets held under capital leases included in accumulated depreciation was $509,920 and $482,213 at September 30, 2009 and 2008, respectively (See Note 8).

Depreciation expense for the years ended September 30, 2009 and 2008 was $1,367,192 and $1,483,045, respectively.

During the years ended September 30, 2009 and 2008, respectively, the Company acquired $104,220 and $700,895 in equipment and vehicles in exchange for outstanding accounts receivable from customers.

During the year ended September 30, 2009, the Company transferred its Butte Highlands land, valued at $621,000 to the Butte Highlands Joint Venture, LLC (“BHJV”) in return for a 50% carried interest in BHJV (See Note 5).

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, the Company entered into a Joint Venture Operating Agreement with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project, carried on its balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, the Company holds a 50% interest in BHJV.  Under terms of the agreement, the Company will be carried to production by Highland, which will fund all future project exploration and mine development costs.

Under the operating agreement for BHJV, Highland will contribute property and fund all future mine development costs at Butte Highlands.  Both the Company’s and Highlands’s share of development costs will be paid from proceeds of future mine production.  The BHJV operating agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million, are distributed to Highland out of the proceeds from future mine production.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 6 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, a major customer provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance is to be repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of September 30, 2009 and September 30, 2008, customer advances were $750,000 and none, respectively, and $150,000 of the remaining customer advance balance was classified as a long-term liability as of September 30, 2009.

NOTE 7 – BRIDGE LOAN FINANCING:

During the year ended September 30, 2008, the Company entered into a bridge loan financing arrangement for $8,000,000 with Auramet Trading, LLC (“Auramet”) under which the Company could draw funds at any time before June 30, 2008.  On June 27, 2008 the Company withdrew $8,000,000, net of a loan origination fee equal to 4% of the principal amount of the loan ($320,000), to redeem the Company’s outstanding Series A Preferred Shares (See Note 14).  The origination fee was recorded as deferred financing costs and was amortized over the life of the loan.  The bridge loan had an interest rate of 12% per annum, with interest payable monthly in arrears commencing August 1, 2008, and the principal amount outstanding was due October 31, 2008.

Pursuant to the loan’s terms, the Company also issued 160,000 shares of the Company’s common stock to Auramet after the Company’s drawdown of the loan on June 27, 2008.  The fair market value of the 160,000 common shares

 ($484,800) was recorded on the balance sheet at September 30, 2008 in common stock, additional paid-in capital and deferred financing cost, net.  The deferred financing costs were ratably charged to interest expense over the term of the loan.  In addition, Auramet received a put option for the 160,000 shares of common stock issued, exercisable ninety days from the maturity date of the bridge loan to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.

At September 30, 2008, the Company did not correctly present the $320,000 value of the put option in its consolidated statement of cash flows, however this error was considered by the Company to be immaterial in nature as there was no impact on the overall cash flows of the company, its consolidated statement of earnings or consolidated balance sheet, therefore no restatement of the prior year’s financial statements was made.  The comparative statement of cash flows for the year ended September 30, 2008 as presented in these financial statements reflects the correct classification.

During the year ended September 30, 2009, Auramet indicated its intention to exercise the put option and return the 160,000 shares to the Company. The Company and Auramet agreed that the Company would issue an additional 535,652 shares of common stock, valued at the trailing 30 day average closing price of the Company’s stock of $0.46 per share, to Auramet in lieu of settling the option with a cash payment.  These shares were issued in March 2009.  A loss on the derivative of $154,064 and $92,336 was recorded in the consolidated statement of operations for the years ending September 30, 2009 and 2008, respectively.

The effective annual interest rate of the bridge loan, including origination fees, the fair market value of common shares issued and the fair value of the put option was 46%.

In October 2008, the outstanding bridge loan principal amount was repaid in full. However, at September 30, 2008 the $8 million bridge loan was classified as a long term liability on the Company’s balance sheet because the loan was repaid with proceeds from a $5 million long term financing obligation and proceeds from a $5 million financing obligation that was converted to common shares of the Company subsequent to September 30, 2008 (see Note 10).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 8 – CAPITAL LEASES:

The Company finances a substantial portion of their core drilling equipment purchases through capital leases.  Future minimum lease payments at September 30, 2009 for the related obligations under capital leases were:

Year Ending September 30,

2010	$431,496
2011	185,476
Total minimum lease payments	616,972
Less amount representing interest	(45,520)
Present value of minimum lease payments	571,452
Less obligations due within one year	(403,820)
Obligations under capital leases, due after one year	$167,632

NOTE 9 – LONG TERM DEBT:

Long term debt at September 30, 2009 and 2008 consist of the following:

	2009	2008
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $16,667 per month, at rates ranging from 0.0% to 12.0% with a weighted average interest rate of approximately 7.6%. The notes are collateralized by vehicles, equipment, accounts receivable and restricted cash.	$396,958	$588,369
Less current portion	(159,320)	(250,638)
	$237,638	$337,731
Debt outstanding will mature as follows: Year ending September 30,
2010	$159,320
2011	129,594
2012	72,452
2013	27,630
2014	7,962
Total	$396,958

NOTE 10 – RELATED PARTY TRANSACTIONS:

Related party notes payable consist of the following at September 30, 2009 and 2008:

	2009	2008

Small Mine Development, LLC	$5,000,000	$-
Accrued interest on note payable to Small Mine Development, LLC, payable at maturity	$477,916	$-
Related party interest expense	$477,916	$15,704

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 10 – RELATED PARTY TRANSACTIONS, (continued):

On October 31, 2008, Timberline Resources Corporation (the “Company”) entered into two convertible notes as described below; one with Ronald Guill, a director of the Company, and his wife, Stacey Guill, and the other with Small Mine Development, LLC (“SMD”), an Idaho limited liability company owned by Mr. Guill. The Company used the proceeds of the notes to pay off the $8.0 million bridge loan previously provided to the Company by Auramet Trading, LLC (“Auramet”) (See Note 7) and for general working capital purposes.

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

The Convertible Term Note has a principal amount of $5.0 million and is collateralized pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc. (“TDI”), a wholly-owned Company subsidiary incorporated in Idaho, pursuant to the Pledge Agreement, the shares of which were previously pledged to Auramet but were released upon payment of the Auramet Loan on October 31, 2008, and a deed of trust to be entered into covering the Company’s Butte Highlands property in Silver Bow county, Montana (the “Butte Highlands Property”).

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest payments due at maturity on October 31, 2010. The Convertible Term Note, including accrued interest, is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. Management analyzed the conversion features contained in this note considering EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Management’s conclusion was that these convertible features are conventional convertible instruments and thus would qualify for equity classification under EITF 00-19.  As conventional convertible instruments, the embedded conversion options qualify for the scope exception under FAS 133, and therefore would not be bifurcated from the host instrument.

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

The Short-Term Convertible Note principal automatically converted into 5,555,556 shares of Company common stock (valued at $0.90 per share) upon approval of the issuance of the additional shares for listing by the NYSE Amex.  Regulatory approval was received December 19, 2008. The Short-Term Convertible Note was collateralized pursuant to the STN Security Agreement by a pledge of all stock of TDI pursuant to the STN Pledge Agreement.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 10 – RELATED PARTY TRANSACTIONS, (continued):

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

On July 22, 2009, the Company entered into an Operating Agreement with Highland Mining, LLC (“Highland”), an affiliate of SMD, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project.  Under the terms of the operating agreement, the Company will contribute its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland will contribute property and fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

Mr. Guill, a director of the Company and an owner of Highland, will be the manager of BHJV until such time as all mine development costs less $2 million are distributed to Highland.  At that time, a management committee will be formed with equal representation from Highland and the Company.  Under the terms of the Operating Agreement, Highland will have preferential rights with respect to distributions until the investment by the Company is deemed equal to the investment by Highland.

During the year ended September 30, 2009, Timberline Drilling, our wholly owned subsidiary, provided $431,184 in core drilling services to BHJV at the Butte Highlands Gold Project.

At September 30, 2009, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $167,073.  This amount is included in prepaid expenses and other assets on the consolidated balance sheet at September 30, 2009.

Resignation of Former Timberline Drilling Management

In March 2008, the Company entered into an agreement with Douglas Kettle and David and Margaret Deeds providing for severance arrangements relating to the resignation of Messrs. Kettle and Deeds, the President and CEO, respectively, of Timberline Drilling.

Messrs. Kettle and Deeds resigned from Timberline Drilling on May 15, 2008. In connection with the resignations, the Company paid each of Mr. Kettle and Mr. Deeds a cash severance amount of $600,000 at the time of their resignation, as well as the balance of their 2007 bonuses ($135,822 each) and additional cash severance of $150,000 in $25,000 installments from June through November 2008.  Additionally, the Company also transferred certain personal property to Mr. Kettle and Mr. Deeds.

During the year ended September 30, 2009, the Company entered into a Settlement and Release Agreement with Douglas Kettle and David and Margaret Deeds (“Kettle Affiliates”).  Pursuant to the agreement, the Kettle Affiliates agreed to purchase certain non-utilized assets from the Company and to release any claims against the Company, including their claim to the remaining $350,000 of severance owing to them as of December 31, 2008.  The Company released any claims against the Kettle Affiliates, including releasing Mr. Kettle and Mr. Deeds from the remainder of the term of their previous non-competition agreements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 11 – INCOME TAXES:

At September 30, 2009 and 2008, the Company had a net deferred tax asset calculated at an expected rate of 41% (34% Federal and 7% Idaho state) of $9,439,300 and $7,123,000 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2009 and 2008.

	2009	2008

Deferred tax asset:
Exploration costs	$539,500	$-
Property, mineral rights and equipment	(219,000)	(242,000)
Allowance for doubtful accounts	106,000	62,000
Put option related to bridge loan financing	-	38,000
Deferred compensation	-	123,000
Intangible assets	(72,000)	22,000
Vested share-based compensation	1,522,000	711,000
Foreign income tax credit carryforwards	442,800	643,000
Net operating losses	7,120,000	5.766,000
Total deferred tax asset	9,439,300	7,123,000
Deferred tax asset valuation allowance	$(9,439,300)	$(7,123,000)

Net income (loss) before income taxes for the years ended September 30, 2009 and 2008 are as follows:

	2009	2008
Current:
Domestic	$(7,098,117)	$(11,367,974)
Foreign	(355,600)	1,996,528
	$(7,453,717)	$(9,371,446)

Significant components of income tax expense (benefit) for the years ended September 30, 2009 and 2008 are as follows:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Foreign	145,089	(732,250)
Total current income tax (provision) benefit	145,089	(732,250)

Deferred:
Federal	-	-
Foreign	-	-
Total deferred income tax provision	-	-
Total income tax (provision) benefit	$145,089	$(732,250)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 11 – INCOME TAXES, (continued):

	2009	2008

Statutory Federal income tax rate	34%	34%

Expected income tax expense (benefit) based on statutory rate	$(2,534,300)	$(3,186,300)

Permanent differences, including state tax effect	218,000	225,000

Non-recognition due to increase in valuation allowance	2,316,300	2,961,300

Foreign tax (expense) benefit	145,089	(732,250)

Total income tax (provision) benefit	$145,089	$(732,250)

On October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment in adopting FIN48, we determined that we were subject to examination of our income tax filings in the United States and various state jurisdictions for the 2003 – 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the year ended September 30, 2008, and required no adjustment to opening balance sheet accounts as of October 1, 2007.

A foreign income tax receivable of $123,500 is included with prepaid expenses and other current assets at September 30, 2009. At September 30, 2009, the Company has net operating loss carryforwards of approximately $17,367,000 which will expire through September 30, 2028. Additionally, at September 30, 2009 the Company had $442,800 of foreign tax credit carryforwards that expire in 2012 and 2013.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership during January 2004, the Company is restricted in the future use of net operating loss and tax credit carryforwards generated before the ownership change.  As of September 30, 2009, this limitation is applicable to accumulated net operating losses of approximately $2,040,000.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 12 – COMMON STOCK AND WARRANTS:

Stock Issued on Conversion of Short Term Convertible Note

In October 2008, the Company entered into a short-term convertible note (the “Short-Term Convertible Note”) with Ronald and Stacey Guill in connection with a loan for $5 million (See Note 10).  The Short-Term Convertible Note principal automatically converted into 5,555,556 shares of Company stock (valued at $0.90 per share) upon approval of the issuance of the additional shares for listing by the NYSE Amex. Regulatory approval was received in December 2008.

Stock Issued for Settlement of Put Option

In return for providing bridge loan financing to the Company during the year ended September 30, 2008 (See Note 7), Auramet Trading LLC (“Auramet”) received 160,000 shares of common stock of the Company.  In addition, Auramet received a put option for the 160,000 shares of common stock issued, exercisable ninety days from the maturity date of the bridge loan, to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.

During the year ended September 30, 2009, Auramet indicated its intention to exercise the put option and return the shares to the Company. The Company and Auramet agreed that the Company would issue an additional 535,652 shares of common stock, valued at the trailing 30 day average closing price of the Company’s stock of $0.46 per share, to Auramet in lieu of settling the option with a cash payment.  These shares were issued in March 2009 and a loss on the derivative of $154,064 and $92,336 was recorded in the consolidated statements of operations for the years ending September 30, 2009 and 2008, respectively.

Stock Issued for Settlement of Offering Costs Arising from the Proposed Acquisition of SMD

In October 2008, the Company and Ronald Guill mutually agreed by written consent to terminate the Stock Purchase Agreement previously entered into between the Company and Mr. Guill in February 2008, which would have provided for the purchase by the Company of all of Mr. Guill’s membership interests in SMD.   The Company had engaged a full service investment banking and institutional securities firm to render an opinion to the Company’s Board as to whether the consideration to be paid by the Company for the membership interests of SMD was fair, from a financial point of view.  The Company also engaged this firm to arrange for financing of the acquisition of SMD’s membership interests.  All fees to be paid by the Company for these services were contemplated to be paid out of proceeds raised during the financing.

Subsequent to the termination of the acquisition of SMD and the failure of the investment banking firm to arrange financing, an invoice was received by the Company from the investment banking firm for the provision of the fairness opinion, as well as legal fees incurred by the firm during the course of the financing.  The total amount charged for the services provided was $923,957.  In July 2009, the Company agreed to satisfy the outstanding invoice by payment of $50,000 in cash and issuance of 950,000 common shares of the Company subject to approval by the NYSE Amex.  The Stock Settlement and Release Agreement (the “Agreement”) between the Company and the investment banking firm was finalized in July 2009.  As a result of the Agreement, the total expense incurred by the Company was $396,750, comprised of the $50,000 in cash and $346,750, equal to the fair market value of the 950,000 shares of the Company as of the date of the Agreement.  This expense has been included in professional fees in the consolidated statement of operations for the year ended September 30, 2009.

Stock Issued for Services

During the year ended September 30, 2009, 229,000 shares of common stock were issued to employees and directors of the Company as incentive bonuses under the Company’s 2005 Equity Incentive Plan (amended).  In addition, 35,000 shares of common stock were issued to a consultant upon exercise of stock options previously issued to the consultant under the 2005 Equity Incentive Plan (Amended).  All of the options exercised were exercised via the cashless exercise provisions of the plan.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 12 – COMMON STOCK AND WARRANTS, (continued):

Warrants

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	3,618,061	$1.62
Issued	447,447	3.50
Exercised	(1,708,273)	(1.00)
Expired	(55,501)	(1.00)
Outstanding at September 30, 2008	2,301,734	2.45
Issued	-	-
Exercised	-	-
Expired	(963,800)	(1.00)
Outstanding at September 30, 2009(1)	1,337,934	$0.50(2)

(1)  These warrants expire as follows:

Shares	Price	Expiration Date
1,337,934	$0.50(2)	October 16, 2009
1,337,934

(2)

In September 2009, the Company amended the terms of its outstanding warrants to encourage holders to exercise their warrants. As a result, the exercise price of the warrants outstanding at September 30, 2009 was amended from $3.50 per warrant to $0.50, and the expiration date was extended from September 30, 2009 to October 16, 2009.  1,085,944 of these warrants were exercised subsequent to September 30, 2009 (See Note 17).

NOTE 13 – STOCK OPTIONS:

The Company has established an Equity Incentive Plan to authorize the granting of up to 7,000,000 (as amended by shareholders of the Company on August 22, 2008) stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.  The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table.

	2009	2008
Expected volatility	105.20% -122.60%	77.30% - 82.30%
Weighted-average volatility	111.54%	77.97%
Expected dividends	-	-
Expected term (in years)	2-3	3
Risk-free rate	1.02% - 1.49%	1.67% - 3.75%
Expected forfeiture rate	10%	0%-10%

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 13 – STOCK OPTIONS, (continued):

The following is a summary of the Company’s options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	2,073,333	$2.13
Granted	2,475,000	2.99
Exercised	-	-
Expired	(630,831)	(2.30)
Outstanding at September 30, 2008	3,917,502	$2.65
Exercisable at September 30, 2008	1,825,428	$2.38
Weighted average fair value of options granted during the period ended September 30, 2008		$1.07

Outstanding at September 30, 2008	3,917,502	$2.65
Granted	4,678,500	0.41
Exercised	(75,000)	(0.80)
Expired and forfeited	(2,285,834)	(2.83)
Outstanding at September 30, 2009	6,235,168	$0.92
Exercisable at September 30, 2009	4,005,933	$1.02

Weighted average fair value of options granted during the period ended September 30, 2009		$0.31

The average remaining contractual term of the options outstanding and exercisable at September 30, 2009 was 3.97 and 3.89 years, respectively. The average remaining contractual term of the options outstanding and exercisable at September 30, 2008 was 3.86 and 3.47 years, respectively. Options exercised during the year ending September 30, 2009 were exercised on a cashless basis, resulting in the issuance of 35,000 shares based on the current price of the Company’s stock on the date of exercise.  The aggregate intrinsic value of options exercised during the year ending September 30, 2009 and 2008 was $52,500 and none, respectively.

Total compensation cost charged against operations under the plan for employees was $1,609,093 and $1,602,977 for the year ended September 30, 2009 and 2008, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $464,953 and $410,862 for the year ended September 30, 2009 and 2008, respectively.  These costs are classified under other general and administrative expenses.

As of September 30, 2009, total unrecognized compensation expense related to options was $803,398 and the related weighted-average period over which it is expected to be recognized is approximately 0.63 years.  The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2009, before applicable income taxes, was $1,407,127 and $672,650, respectively, based on our closing price of $0.73 per common share at September 30, 2009.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 14 – PREFERRED STOCK:

Timberline is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value. The Board of Directors of Timberline is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into Common Stock.

Series A Preferred Stock

On February 26, 2006, our Board of Directors adopted a resolution creating a series of Five Million Shares (5,000,000) shares of voting, convertible Preferred Stock designated as Series A Preferred Stock. The Preferred Stock was issued to Doug Kettle and Dave Deeds (the “Kettle Shareholders”) as a part of the consideration delivered to them for the acquisition of Timberline Drilling.

In March 2007, the Kettle Shareholders converted a total of 300,000 shares of the Company’s Series A Preferred Stock into 300,000 shares of Common Stock pursuant to the conversion rights of the Series A Preferred Stock Resolution.  The Series A Preferred Stock were convertible into common stock at the rate of one share of common stock for one share of preferred stock subject to certain exceptions and adjustments including anti-dilution provisions.

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

At both September 30, 2009 and 2008, respectively, none of the Series A Preferred stock remains outstanding.

NOTE 15 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices of Timberline Drilling in Coeur d’Alene, Idaho, a storage shop in Coeur d’Alene, Idaho, and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $284,015 and $294,553 for the years ended September 30, 2009 and 2008, respectively.

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2010	$289,240
2011	$151,790
2012	$101,220
2013	$ 34,305
2014	$ 0

Unpaid IRS Interest and Penalties

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008. As of September 30, 2009, the balance of those unpaid interest and penalties is $424,262.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 15 – COMMITMENTS AND CONTINGENCIES, (continued):

The Company has negotiated tacit approval to a payment plan with the IRS relating to the unpaid interest and penalties owed as of September 30, 2009.  In April 2009, the Company began making $10,000 monthly installment payments on the outstanding balance of interest and penalties.  During the year ended September 30, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

Environmental Contingencies

The Company has, in past years, been engaged in mining in northern Idaho, which is currently the site of a federal Superfund cleanup project. Although the Company is no longer involved in mining in this or other areas at present, the possibility exists that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. At the date of these financial statements, the Company is not aware of any environmental issues or litigation relating to any of its current or former properties.

NOTE 16 – SEGMENT INFORMATION:

The Company has three operating segments at September 30, 2009 and 2008: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information (after intercompany eliminations) for the years end September 30, 2009, and 2008 is as follows:

	2009	2008
Revenues:
Timberline Resources	$-	$-
Timberline Drilling	13,242,093	22,660,556
World Wide Exploration	4,331,005	9,068,061
Total revenues	$17,573,098	$31,728,617

Income / (Loss) before income taxes:
Timberline Resources	$(5,997,234)	$(7,966,645)
Timberline Drilling	(1,132,262)	(3,401,329)
World Wide Exploration	(324,221)	1,996,528
Loss before income taxes	$(7,453,717)	$(9,371,446)

Identifiable assets:
Timberline Resources	$1,323,051	$2,803,202
Timberline Drilling	9,997,792	12,456,114
World Wide Exploration	2,703,384	5,110,471
Total identifiable assets	$14,024,227	$20,369,787

Depreciation and amortization:
Timberline Resources	$36,492	$148,646
Timberline Drilling	1,037,670	1,011,451
World Wide Exploration	293,030	322,948
Total depreciation and amortization	$1,367,192	$1,483,045

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 16 – SEGMENT INFORMATION (continued):

Expenditures for additions to capital assets
Timberline Resources	$-	$261,485
Timberline Drilling	463,523	2,527,606
World Wide Exploration	20,979	663,777
Total expenditures for additions to capital assets	$484,502	$3,452,868

The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2009, after considering newly adopted accounting pronouncements described elsewhere herein. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

During the year ended September 30, 2009, revenues from transactions with two customers each amounted to 10% or more of our consolidated revenues.  Customer A accounted for revenue of $11,888,386 and Customer B accounted for revenue of $4,266,158. The revenue for customer A is reported through Timberline Drilling, while the revenue for customer B is reported through World Wide Exploration.

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

NOTE 17 – SUBSEQUENT EVENTS:

The Company’s financial statements include subsequent events evaluated for potential recognition and disclosure through the date of financial statement issuance on December 4, 2009.

Warrant Exercises

In September 2009, the Company amended the terms of the Company’s outstanding warrants to encourage warrant holders to exercise their warrants. At September 30, 2009, the Company had 1,337,934 warrants outstanding with an exercise price of $3.50 and expiration dates between September 30, 2009 and October 11, 2009.  In order to induce the exercise of the warrants, the Company’s Board of Directors authorized that the exercise price of the warrants be reduced.  The amended exercise price for each warrant was $0.50.  Additionally, to permit holders of the warrants adequate time to contemplate the repricing, the expiration dates of the warrants was extended until October 16, 2009.  1,085,944 of the 1,337,934 outstanding warrants were exercised by warrant holders on or before October 16, 2009, generating proceeds to the Company of $542,972.

Private Placement

During November 2009, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units for a total of $3,000,000.  The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 17 – SUBSEQUENT EVENTS, (continued):

share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until March 25, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400 and the placement closed on November 23, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, Randal Hardy (“CEO/CFO”) and Chief Accounting Officer, Craig Crowell, (“CAO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO/CFO and the CAO have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO and CAO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The management of Timberline is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in the Company’s Annual Report on Form 10-K.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of September 30, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the Company’s fourth fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Transactions” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Audit Committee Report” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-KSB.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Registered Public Accounting Firm dated December 4, 2009.

2.

Consolidated Balance Sheets—At September 30, 2009 and 2008.

3.

Consolidated Statements of Operations—Years ended September 30, 2009 and 2008.

4.

Consolidated Statements of changes in Stockholders’ Equity—Years ended September 30, 2009 and 2008.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2009 and 2008.

6.

Notes to Consolidated Financial Statements.

See "Item 8. Financial Statements and Supplementary Data".

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant (9)
3.2	By-Laws of the Registrant (9)
4.1	Specimen of the Common Stock Certificate (1)
4.2	Form of Warrant for November 2009 Private Placement
4.3	Convertible Note between the Company and Ron and Stacey Guill (10)
4.4	Term Note between the Company and Small Mine Development, LLC (10)
10.1	Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)
10.2	Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)
10.3	Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)
10.4	P. Dircksen Agreement/Current Consulting Agreement (1)
10.5	2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)
10.6	2/1/06 Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant (2)
10.7	2/1/06 Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (3)
10.8	Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders (4)
10.9	5/1/06, Employment Agreement with VP Paul Dircksen (5)
10.10	Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (6)
10.11	Promissory Note, dated June 27, 2008, entered into between Timberline Resources Corporation and Auramet Trading, LLC.(7)
10.12	Severance Agreement, dated March 10, 2008 among Timberline Resources Corporation, Douglas Kettle and David and Margaret Deeds.(7)
10.13	Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan (8)
10.14	Agreement and Plan of Merger between Timberline Resources Corporation, an Idaho corporation ,and Timberline Resources Corporation, a Delaware corporation, date August 22, 2008 (9)
10.15	Pledge Agreement between the Company and Ron and Stacey Guill. (10)
10.16	Security Agreement between the Company and Ron and Stacey Guill.(10)
10.17	Credit Agreement between the Company and Small Mine Development, LLC. (10)
10.18	Pledge Agreement between the Company and Small Mine Development, LLC. (10)
10.19	Right of First Refusal between the Company and Small Mine Development, LLC. (10)
14	Code of Ethics (2)
21	List of Subsidiaries
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1) Incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005.

(2) Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

(3) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

(4) Incorporated by reference Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

(5) Incorporated by reference to the Company’s Form 10KSB as filed with the Securities Exchange Commission on January 16, 2007.

(6) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(7) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 3, 2008..

(8) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 26, 2008.

(9) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.

(10) Incorporated by reference to Ron and Stacey Guill’s Schedule 13-D as filed with the Securities and Exchange Commission on December 24, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and, Financial Officer)	December 8, 2009
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 8, 2009

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	December 8, 2009
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 8, 2009
/s/ Paul Dircksen Paul Dircksen	Director, Executive Chairman of the Board, and Vice-President, Exploration	December 8, 2009
/s/ Vance Thornsberry Vance Thornsberry	Director	December 8, 2009
/s/ Eric Klepfer Eric Klepfer	Director	December 8, 2009
s/ Ron Guill Ron Guill	Director	December 8, 2009
/s/ James H. Moore James H. Moore	Director	December 8, 2009