Form 10-Q
period 2009-12-31
Timberline Resources Corp
filed 2010-02-12
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at February 12, 2010:  40,904,491

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2009

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8 - 17

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2009	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,291,135	$969,784
Accounts receivable, net of allowance for doubtful accounts of $257,456	40,000	1,422,951
Materials and supplies inventory	953,836	1,088,428
Prepaid expenses and other current assets	774,146	609,545
TOTAL CURRENT ASSETS	6,059,117	4,090,708

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	6,231,822	6,302,531
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	6,231,822	6,302,531

OTHER ASSETS:
Investment in joint venture	621,000	621,000
Restricted cash	42,768	42,687
Deposits and other assets	174,204	158,777
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,646,496	3,630,988
TOTAL ASSETS	$15,937,435	$14,024,227

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$592,214	$1,222,901
Accrued expenses	722,918	813,418
Accrued payroll and benefits	77,777	247,932
Accrued taxes	452,298	473,865
Current portion of long term debt	157,258	159,320
Current portion of obligations under capital leases	332,704	403,820
Current portion of customer advances	600,000	600,000
Convertible note payable to related party	5,000,000	-
Accrued interest on convertible note payable to related party, due at maturity	616,008	-
TOTAL CURRENT LIABILITIES	8,551,257	3,921,256

LONG-TERM LIABILITIES:
Long term debt, net of current portion	202,780	237,638
Obligations under capital leases, net of current portion	109,808	167,632
Asset retirement obligation	250,089	-
Convertible note payable to related party	-	5,000,000
Accrued interest on convertible note payable to related party, due at maturity	-	477,916
Customer advances, net of current portion	-	150,000
TOTAL LONG-TERM LIABILITIES	562,677	6,033,186

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 40,365,558 and 36,045,111 shares issued
and outstanding, respectively	40,365	36,045
Additional paid-in capital	32,845,574	29,164,116
Accumulated deficit	(26,062,438)	(25,130,376)
TOTAL STOCKHOLDERS' EQUITY	6,823,501	4,069,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,937,435	$14,024,227

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2009	2008
	(unaudited)	(unaudited)

REVENUES	$3,963,628	$4,690,696

COST OF REVENUES	3,187,885	4,908,046

GROSS PROFIT (LOSS)	775,743	(217,350)

OPERATING EXPENSES:
Mineral exploration expenses	54,293	267,888
Salaries and benefits	483,546	1,052,563
Insurance expense	124,884	253,138
Professional fees expense	409,295	1,227,425
Other general and administrative expenses	536,390	704,150
TOTAL OPERATING EXPENSES	1,608,408	3,505,164

LOSS FROM OPERATIONS	(832,665)	(3,722,514)

OTHER INCOME (EXPENSE):
Other income	40,272	18,442
Foreign exchange gain (loss)	18,957	(108,179)
Loss on derivative	-	(154,064)
Interest income	5,457	7,153
Related party interest expense	(138,092)	(83,681)
Interest expense	(25,991)	(657,628)
TOTAL OTHER INCOME (EXPENSE)	(99,397)	(977,957)

NET LOSS BEFORE INCOME TAXES	(932,062)	(4,700,471)

INCOME TAX PROVISION	-	(34,802)

NET LOSS	$(932,062)	$(4,735,273)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.02)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	38,339,547	29,478,617

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(932,062)	$(4,735,273)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	343,960	353,606
Loss (gain) on sale of equipment	(215)	9,938
Stock based compensation	272,403	804,197
Other non cash compensation	33,845	-
Inventory writedown	60,916	-
Allowance for doubtful accounts	-	100,000
Amortization of deferred financing cost	-	202,550
Deferred offering and acquisition costs	-	923,957
Loss on derivative	-	154,064
Changes in assets and liabilities:
Accounts receivable	1,382,951	2,369,715
Materials and supplies inventory	73,676	561,658
Prepaid expenses and other current assets, deposits and other assets	(180,028)	73,277
Accounts payable	(630,687)	(335,151)
Accrued expenses	(90,420)	(103,192)
Accrued payroll and benefits	(170,155)	(319,241)
Accrued taxes	(21,567)	154,472
Accrued interest on convertible note payable to related party, due at maturity	138,092	83,681
Accrued severance	-	(50,000)
Deferred revenue	-	(27,315)
Net cash provided by operating activities	280,709	220,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(32,893)	(120,945)
Change in restricted cash	(81)	3,574
Proceeds from sale of equipment	18,501	28,336
Purchase of mineral rights	(15,000)	-
Purchase of land	(27,400)	-
Net cash used by investing activities	(56,873)	(89,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stock and warrants, net of stock offering costs	2,807,162	-
Proceeds from exercise of warrants	542,972	-
Proceeds from exercise of options	63,241	-
Payments on long term debt	(36,920)	(86,721)
Payments on capital leases	(128,940)	(129,570)
Payments on customer advances	(150,000)	-
Repayment of bridge loan financing	-	(8,000,000)
Proceeds from short term convertible note	-	5,000,000
Proceeds from convertible note payable to related party	-	5,000,000
Net cash provided by financing activities	3,097,515	1,783,709

Net increase in cash	3,321,351	1,915,617

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	969,784	737,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,291,135	$2,653,120

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Initial measurement of asset retirement obligation	$250,089	$-
Conversion of short term convertible note into common stock	-	5,000,000
Account receivable exchanged for equipment	-	104,220

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

December 31, 2009

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

i.

Stock-based compensation – The Company estimates the fair value of its stock based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

j.

Net income (loss) per share –Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and exercisable securities, in periods of future income as of December 31, 2009 and 2008, would be as follows:

	December 31, 2009	December 31, 2008

Stock options	5,936,499	6,455,835
Warrants	1,697,938	1,337,934
Convertible debt	3,744,006	3,389,120
Total possible dilution	11,378,443	11,182,889

At December 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

k.

Asset retirement obligation – The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. The Company has an ARO associated with its underground exploration program at the Butte Highlands Gold Project (see Note 7).

l.

Subsequent events – The Company has evaluated events and transactions for potential recognition or disclosure in its consolidated financial statements through February 12, 2010, the date the financial statements were issued.

m.

New accounting pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) was updated to establish a framework for measuring fair value and expand disclosure about fair value measurements, but does not require any new fair value measurements. Effective October 1, 2008, the Company adopted the updated guidance for our financial assets and financial liabilities without a material effect on the Company’s consolidated financial statements.  In February 2008, the FASB issued an update to the guidance which delayed the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Effective October 1, 2009, the Company adopted the updated guidance for non-financial assets and non-financial liabilities without a material effect on the Company’s consolidated financial statements.

In December 2007,  the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquire.  The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Effective October 1, 2009, the Company adopted the updated guidance for business combinations without a material effect on the Company’s consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

In December 2007, the ASC guidance for non-controlling interests was updated to establish accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The updated guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The updated guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Effective October 1, 2009 the Company adopted the updated guidance without a material effect on the Company’s consolidated financial statements.

In March 2008, the ASC guidance for derivatives and hedging was updated to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. The updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The updated guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Effective October 1, 2009 the Company adopted the updated guidance without a material effect on the Company’s consolidated financial statements.

In May 2008, the ASC guidance identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States was updated. The guidance was effective November 15, 2008 and its adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the ASC guidance for subsequent events was updated to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted the updated guidance in its quarter ending June 30, 2009.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the ASC guidance for consolidation accounting was updated to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company will adopt this updated guidance in fiscal year 2011 and is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

Effective October 1, 2008 for financial assets and liabilities, and October 1, 2009 for non-financial assets and liabilities, the Company has adopted expanded disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

a.	the fair value measurement;

b.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS, (continued):

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

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and September 30, 2009, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31, 2009	September 30, 2009	Input Hierarchy Level

Assets:
Cash and cash equivalents	$4,291,135	$969,784	Level 1
Restricted cash	42,768	42,687	Level 1
Investment in Rae Wallace	50,000	50,000	Level 2

NOTE 4 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, a major customer provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance is to be repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of December 31, 2009 and September 30, 2009, customer advances were $600,000 and $750,000, respectively, and $150,000 of the remaining customer advance balance was classified as a long-term liability as of September 30, 2009.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 6 – RELATED PARTY TRANSACTIONS:

Related party notes payable consist of the following at December 31 and September 30, 2009:

	December 31, 2009	September 30, 2009

Small Mine Development, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Small Mine Development, LLC, payable at maturity	$616,008	$477,916

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

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest due at maturity. The Convertible Term Note is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. Management analyzed the conversion features contained in this note considering the guidance provided in the ASC for derivatives and hedging.  Management’s conclusion was that these convertible features are conventional convertible instruments and thus would qualify for equity classification. As conventional convertible instruments, the embedded conversion options qualify for the scope exception provided in the guidance for derivatives and hedging, and therefore would not be bifurcated from the host instrument.

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

On July 22, 2009, the Company entered into an Operating Agreement with Highland Mining, LLC (“Highland”), an affiliate of SMD, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (See Note 5). Under the terms of the operating agreement, the Company will contribute its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland will contribute property and fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 6 – RELATED PARTY TRANSACTIONS, (continued):

Mr. Guill, a director of the Company and an owner of Highland, will be the manager of BHJV until such time as income in an amount equal to all mine development costs less $2 million is distributed to Highland.  At that time, a management committee, with equal representation from Highland and the Company, will be the manager of BHJV.  Under the terms of the Operating Agreement, Highland will have preferential rights with respect to distributions until the investment by Highland is deemed equal to the investment by the Company.

At December 31, 2009 and September 30, 2009, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $165,542 and $167,073, respectively.  This amount is included in prepaid expenses and other assets on the consolidated balance sheet at December 31, 2009 and September 30, 2009.

Swallow Consulting Agreement

On December 15, 2009 the Company entered into an agreement with John Swallow, a former director and former executive of the Company, to provide advisory services as needed and requested by the Company through June 30, 2010.  In exchange for these services the Company has agreed to pay Mr. Swallow $170,000.

NOTE 7 –ASSET RETIREMENT OBLIGATION:

The Company has an asset retirement obligation (ARO) associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the evaluation program.

Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 12 years.  The following table summarizes activity in the Company’s ARO.

Three Months Ended December, 31, 2009
Balance at September 30, 2009	-
Initial measurement	$ 250,089

Balance at December 31, 2009	$ 250,089

NOTE 8 – INCOME TAXES:

During the three months ended December 31, 2009, the Company realized no income tax benefit or provision.

For the fiscal year ending September 30, 2010 the Company anticipates an effective income tax rate of 31% in Mexico and 0% in the United States due to the availability of accumulated net operating losses to offset any U.S. income taxes.

NOTE 9 – COMMON STOCK AND WARRANTS:

During November 2009, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units at a price of $1.00 per unit for a total of $3,000,000.  The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until March 25, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400 and the placement closed on November 23, 2009.  The Company incurred $196,238 in

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 9 – COMMON STOCK AND WARRANTS, (continued):

expenses with respect to the offering, resulting in net proceeds of $2,807,162.  In connection with the offering, the Company also issued 196,238 warrants, with the same terms of exercise as described above, to brokers acting as agents for the private placement.  The value of the 1,697,638 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.29%, stock price on the date of closing of $1.18, volatility of 153.4%, dividend yield of 0% and an expected life equal to the term of the warrants, was $1,120,441.

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

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2009	1,337,934	$0.50
Issued	1,697,938	1.50
Exercised	(1,085,944)	0.50
Expired	(251,990)	0.50
Outstanding at December 31, 2009(1)	1,697,938	$1.50(2)

(1)

 These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.50(2)	March 25, 2011
1,697,938

 (2)       Exercisable at $1.50 per share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until March 25, 2011.

NOTE 10 – STOCK OPTIONS:

The Company has established the 2005 Equity Incentive Plan (as amended by shareholders of the Company on August 22, 2008) to authorize the granting of up to 7,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

No option awards were granted during the three months ended December 31, 2009.  The fair value of option awards granted during the three months ended December 31, 2008, was estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $169,823 and $700,744 for the three months ended December 31, 2009 and 2008, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $102,580 and $103,453 for the three months ended December 31, 2009 and 2008, respectively.  These costs are classified under other general and administrative expenses.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 10 – STOCK OPTIONS, (continued):

	Three months ending
	December 31, 2009	December 31, 2008
Expected volatility	-	106.60%
Weighted-average volatility	-	106.60%
Expected dividends	-	-
Expected term (in years)	-	3
Risk-free rate	-	0.02%
Expected forfeiture rate	-	10%

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2009	6,235,168	$0.92
Granted	-	-
Exercised	(282,002)	0.46
Expired and forfeited	(16,667)	0.33
Outstanding at December 31, 2009	5,936,499	$0.95
Exercisable at December 31, 2009	4,667,677	$0.96

Weighted average fair value of options granted during the three months
ended December 31, 2009		$-

The average remaining contractual term of the options outstanding and exercisable at December 31, 2009 was 3.75 and 3.72 years, respectively.  183,334 of the options exercised were on a cashless basis, resulting in the issuance of 132,435 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $63,241 from the exercise of the remaining 98,668 options.  As of December 31, 2009, total unrecognized compensation expense related to options was $530,995 and the related weighted-average period over which it is expected to be recognized is approximately 0.62 years.  The aggregate intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was $231,028 and none, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 was $2,951,084 and $2,227,560, respectively.

NOTE 11 – PREFERRED STOCK:

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho; and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $67,986 and $79,623 for the three months ended December 31, 2009 and 2008, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 12 – COMMITMENTS AND CONTINGENCIES, (continued):

Unpaid IRS Interest and Penalties

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008. As of December 31, 2009, the balance of those unpaid interest and penalties is $395,741 and is included in accrued taxes on the consolidated balance sheet.

The Company has negotiated tacit approval to a payment plan with the IRS relating to the unpaid interest and penalties owed as of December 31, 2009.  In April 2009, the Company began making $10,000 monthly installment payments on the outstanding balance of interest and penalties.  During the year ended September 30, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

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

NOTE 13 – SEGMENT INFORMATION:

The Company has three operating segments at December 31, 2009: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information for the three months ended December 31, 2009 and 2008 are as follows:

	Three months ending December 31
Revenues:	2009	2008
Timberline	$-	$-
Timberline Drilling	3,253,881	2,428,845
World Wide Exploration	709,747	2,261,851
Total revenues	$3,963,628	$4,690,696

Income / (Loss) before income taxes:
Timberline	$(1,079,502)	$(3,076,763)
Timberline Drilling	240,464	(1,737,835)
World Wide Exploration	(93,024)	114,127
Income / (Loss) before income taxes	$(932,062)	$(4,700,471)

Total assets:	December 31, 2009	September 30, 2009
Timberline	$4,335,376	$1,323,051
Timberline Drilling	9,350,670	9,997,792
World Wide Exploration	2,251,389	2,703,384
Total assets	$15,937,435	$14,024,227

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE 13 – SEGMENT INFORMATION, (continued):

During the three months ended December 31, 2009, revenues from transactions with two customers each amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $3,176,827 and customer B accounted for revenue of $709,747 during the three months ended December 31, 2009.  The revenue for customer A is reported through Timberline Drilling, while the revenue for customer B is reported through World Wide Exploration.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our annual report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission on December 8, 2009.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Corporate Overview

Timberline Resources Corp.’s business is comprised of a joint venture to develop and mine our Butte Highlands gold project located in southwestern Montana (“Butte Highlands Gold Project”), an exploration division and two wholly-owned operating drilling subsidiaries.

Our exploration division is focused on district-scale gold projects with the potential for near-term, low-cost development.  In addition to the evaluation of other potential properties and projects, the exploration division is responsible for the acquisition and advancement of our Butte Highlands Gold project that is part of a 50/50 joint venture agreement with Highland Mining, LLC and which began development in the latter half of 2009.

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

Timberline is listed on the NYSE Amex and trades under the symbol “TLR”.  On February 13, 2009, we received notice from the Exchange that as of September 30, 2008 the Company was below certain of the Exchange’s continued listing standards due to Timberline’s stockholders’ equity not meeting certain minimum requirements. Timberline submitted a plan of compliance to the Exchange on March 13, 2009.

On May 4, 2009 the Company received notice from the NYSE Amex that the NYSE Amex had accepted its plan of compliance and will continue listing Timberline on the NYSE Amex, subject to certain conditions.  Timberline meets the continued listing standards of the NYSE Amex, including the minimum stockholders’ equity requirements as of December 31, 2009; however the Company must remain in compliance for at least one additional fiscal quarter until the NYSE Amex will deem that the Company has regained compliance with the NYSE Amex’s continued listing standards and the compliance period will end.  Until Timberline regains compliance, the Company remains subject to periodic review by the NYSE Amex in accordance with its compliance plan.

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

During 2009, Timberline Drilling extended its current contract with Newmont Mining through February 2011, enhancing an already solid relationship.  We have established joint planning and safety review teams with Newmont and, furthermore, Newmont has provided us with mine site facilities to support our operations.  We believe that the contract extension provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent foundation for future stability and growth.  This also allows us to focus on further improvements in customer service and safety with our largest client.

Our Mexican subsidiary, WWE, had two drills in service throughout the quarter and has seen a significant slowdown in drilling activity in 2009.  Sources of funding for junior exploration and mining companies are limited and many projects, both base and precious metals, have been delayed or cancelled.  We have begun to see marginal increases in demand for drilling projects, but expected pricing levels have lowered anticipated margins to the point that we do not pursue certain contracts that would not be profitable.  In addition to market and financing factors, the demand for drilling services in Mexico remains subdued due, in part, to a number of other factors, including increased violence in some areas and public health concerns.  As evidenced by its previous results, we have a seasoned and experienced management team at WWE, and the overall situation in Mexico is being monitored closely by our management.

Exploration Division

Our Exploration Division advanced our Butte Highlands Gold Project on several fronts during the quarter ended December 31, 2009.   Our joint venture partner at Butte Highlands, Highland Mining, LLC, constructed site facilities at the project in order to commence advancement of the underground ramp to access the mineralized areas and allow for underground drilling and additional exploration during the remainder of 2010.

The Company also completed an updated calculation of the estimated gold mineralization at the Butte Highlands Gold Project.  After an analysis of recent and historical drilling results, in conjunction with an updated interpretation of the geologic model, we increased our total anticipated mineralization to over 750,000 ounces of gold at an overall grade of 0.26 ounces per ton. The total anticipated mineralization is more than 40% higher than historical resource calculations and the possibility exists the mineralization could be increased further as we continue our exploration and begin production.

During this quarter we performed a comprehensive series of metallurgical tests on mineralized material from the Butte Highlands Gold Project.  The results of the testing under a number of different potential processing scenarios indicated the potential for gold recoveries between 92% and 96% depending on the amount of grinding the ore was subjected to.  These results provide the Company with greater flexibility in our continuing evaluation of mills near the project and other milling alternatives.

Our mine and underground exploration planning and engineering were substantially completed during the quarter.  These plans are being generated jointly by Timberline and staff from Small Mine Development and will be an integral part of our application for our operating permit at the Butte Highlands Gold Project  We anticipate that we will be submitting the application for our operating permit within the next few weeks. The ongoing exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and results, is expected to be followed by production in early 2011.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t require higher gold prices in order to advance our business model.  As a company, we are focused on our drilling subsidiaries, advancing the Butte Highlands Gold Project, and continuing to evaluate new opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe we have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Results of Operations for the Three Month Periods ended December 31, 2009 and 2008

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the three months ended December 31, 2009, we reported $3,963,628 in revenue compared to $4,690,696 in the same period of 2008.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $3,253,881 from Timberline Drilling and $709,747 from WWE for the three months ended December 31, 2009.  Gross profit from Timberline Drilling and WWE was $730,786 and $44,957, respectively, for the three months ended December 31, 2009.

Our overall after tax net loss for the three months ended December 31, 2009 was $932,062 compared to an overall net loss of $4,735,273 for the three months ended December 31, 2008.  Our net loss for the three months ended December 31, 2009 is comprised of a loss of $1,079,502 for Timberline Corporate and Exploration and $93,024 at WWE, offset by net income of $240,464 for Timberline Drilling.  Interest expense for the three months ended December 31, 2009 was $164,083, compared to $741,309 for the three months ended December 31, 2008.  The decrease in interest expense during the quarter ended December 31, 2009 is attributable primarily to the absence of interest expenses associated with a bridge loan that was owed by the Company in the quarter ended December 31, 2008 as well as a decrease in interest expense related to the Company’s liability to the IRS for unpaid payroll taxes.

Overall the demand for drilling services has declined due to a decrease in demand from the exploration industry and the general economic downturn.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets and many have scaled back or eliminated exploration and development activities.  As a result, the demand for drilling services began a steep decline during the second half of 2008 and continued through 2009.  The demand for drilling services does, however, appear to have stabilized, and we therefore expect revenues to stabilize or increase slightly for fiscal 2010 as compared to our corresponding revenues in the previous year.

In response to the changes in the economic and mining industry environment, we have implemented cost-cutting measures and stabilized our revenue stream.  The result of this focus on cost-cutting and revenue stabilization has allowed our combined drilling entities to achieve profitability for the third consecutive quarter in spite of difficult market conditions.  We expect that our continued implementation of operational improvements and focus on financial prudence will result in continued positive earnings, more healthy margins, and more positive cash flow.

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

Timberline Corporate and Exploration Division

The after tax net loss of $1,079,502 for the combined Timberline Corporate and the Exploration division during the three months ended December 31, 2009 is comprised of non-cash charges of $280,641, exploration expenditures of $54,293, salaries and benefits of $126,387, professional fees of $356,259, other general and administrative costs of $158,753 and interest expense of $138,092, less other income of $31,977 and interest income of $2,946.  Included in the non-cash charges are $272,403 in expenses related to stock options that vested during the quarter.  Also included in the non-cash charges are $8,238 in depreciation and amortization.

Timberline Drilling and WWE

For the three months ended December 31, 2009, Timberline Drilling had revenues of $3,253,881 as compared to $2,428,845 for the three months ended December 31, 2008.  WWE had revenues of $709,747 for the three months ended December 31, 2009 as compared to $2,261,851 for the three months ended December 31, 2008.  Overall the demand for drilling services has stabilized during the past few months.  Junior resource and exploration stage companies are beginning to obtain access to capital for their drilling programs, and, as a result, the overall demand for drilling services, while not as robust as in 2007 and 2008, has begun to show signs of improvement.  The increase in revenues at Timberline Drilling is attributable to increased utilization of drill rigs compared to the previous year.  Timberline Drilling’s revenue per foot drilled and the average footage drilled by each operating drill rig during the quarter were also higher when compared to the previous year.  The decrease in revenues at WWE is attributable to a significantly reduced demand for drilling services and the resulting reduction in the number of operating drill rigs compared to the previous year.  On a combined basis, we expect that our revenue from Timberline Drilling and WWE for the remainder of fiscal 2010 will be slightly higher than our revenue in fiscal 2009 due to greater overall utilization of our drill rigs.

For the three months ended December 31, 2009, net income before taxes from Timberline Drilling was $240,463 while net loss before taxes at WWE was $93,024 as compared to a net loss before taxes of $1,737,835 for Timberline Drilling and net income before taxes of $114,127 for WWE for the three months ended December 31, 2008.  At Timberline Drilling, the current quarter income is primarily attributable to increased drilling revenue and significantly decreased operating,   general and administrative, and interest expenses. At WWE, the current quarter loss is primarily attributable to a significant decrease in drilling revenue and gross profits, offset somewhat by reduced general and administrative and other expenses.

We expect that revenue stability resulting from our drilling contract with Newmont Mining in Nevada, coupled with our continued focus on reducing operating and administrative costs and performance efficiencies, will result in continued positive earnings and cash flow from our drilling subsidiaries as we have demonstrated for the past three consecutive fiscal quarters.

Financial Condition and Liquidity

At December 31, 2009, we had assets of $15,937,435 consisting of cash in the amount of $4,291,135; accounts receivable, net of allowance for doubtful accounts, in the amount of $40,000; materials and supplies inventories valued at $953,836; property, mineral rights and equipment, net of depreciation of $6,231,822; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524 and other assets of $1,612,118.

The poor conditions in the U.S. housing market and the credit quality of mortgage backed securities continued through 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While access to capital has improved recently, these disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon the revenues generated by our contract drilling subsidiaries, however, the recent economic instability make it difficult for the Company’s management to accurately predict revenues from these services for the remainder of the 2010 fiscal year.  If revenues from our contract drilling subsidiaries decline, our exploration activities and other operations will be reliant upon our cash on hand and equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities, debenture issuances or asset sales.

At December 31, 2009 the Company has a working capital deficit of $2,492,140, primarily as a result of the reclassification from a long-term liability of a convertible note payable to a related party of $5,000,000, along with accrued interest of $616,008 payable at maturity in October 2010.  Management expects to remediate this working capital deficit through the conversion of the outstanding note to equity of the Company or by refinancing the current note payable with a longer term debt facility.  The Company also expects to continue its efforts to improve operating cash flows at the Company’s drilling subsidiaries, reduce professional and consulting expenses, and, potentially, engage in additional sales of capital assets.  The current liabilities of the Company include outstanding interest and penalties due to the Internal Revenue Service in the amount of $395,741.  The Company is making monthly installment payments on the outstanding balance.

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

Management believes that the cash on hand and these potential remedies will provide it with sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or mine services operations.

On February 13, 2009, we received a notice from the NYSE Amex indicating that we were not in compliance with the exchange’s continued listing requirements.  In March 2009, we submitted a compliance plan to the NYSE Amex to maintain our listing.  On May 4, 2009 this compliance plan was accepted by the NYSE Amex, giving the Company until August 13, 2010 to regain compliance with the continued listing standards of the exchange.  The Company has regained compliance with the continued listing standards of the NYSE Amex at December 31, 2009. However, the Company must maintain compliance with the continued listing standards for another full quarter before the NYSE Amex will consider the compliance plan period over.  Further, we must maintain compliance with the continued listing standards in the future or risk being subject to delisting procedures again.  If we are unable to maintain our listing on the NYSE Amex and are unable to obtain a comparable listing, the liquidity of our common stock could decrease significantly and our ability to raise additional capital through equity or convertible debt could be impaired.

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

Revenue Recognition

The Company recognizes drilling service revenues as the drilling services are provided to the customer based on the actual amount drilled for each contract on a per foot drilled or per hour worked basis.  In some cases, the customer is also responsible for paying for mobilization and stand-by costs.  Mobilization is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site.  Stand-by is charged to a customer when the Company deploys its personnel and equipment to a specific drilling site, but for reasons beyond the Company’s control, drilling activities are not able to take place. Revenue related to reimbursement of mobilization and “stand by” costs is recognized in the same period as the costs of mobilization or stand-by are incurred by the Company.  The specific terms of each drilling job are agreed to by the customer and the Company prior to the commencement of drilling. Contract losses are not recognized as the Company’s agreements with its customers do not put the Company at a risk of loss.

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

Goodwill

Goodwill relates to the acquisition of Timberline Drilling.  Goodwill is tested for impairment at least annually by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. There was no impairment loss revealed by this test as of September 30, 2009.

Asset retirement obligation

The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. The Company has an ARO associated with its underground exploration program at the Butte Highlands Gold Project

Derivative Financial Instruments

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

ITEM 1. LEGAL PROCEEDINGS.

On January 16, 2009, the Company filed a complaint in the United States District Court for the District of Idaho (the “Court”) against American Drilling, LLC, American Drilling Corporation (along with American Drilling, LLC referred to as “American Drilling”), and Steven Elloway ("Elloway").  Timberline Drilling alleged that when Elloway resigned his employment with the Company, he immediately started American Drilling, and that Elloway and American Drilling have subsequently violated Elloway's Supplemental Income Agreement with Timberline Drilling, which restricted his post-termination competitive activities.  Timberline Drilling also asserted that Elloway and American Drilling have converted confidential and proprietary Timberline Drilling information and documents, misappropriated trade secrets, tortiously and negligently interfered with Timberline Drilling's contractual relations with its business relationships and its prospective economic advantage, and that Elloway breached fiduciary duties to Timberline Drilling and unjustly enriched himself.  In addition to seeking monetary damages, Timberline Drilling asked the Court to issue an injunction to prohibit future improper competition or use of Timberline Drilling trade secrets by Elloway or American Drilling.

A temporary restraining order was issued and arguments regarding the entry of a preliminary injunction were heard by the Court on February 11, 2009.  On March 2, 2009, the Court stated that Timberline Drilling had demonstrated likelihood of success at trial on the merits, therefore a preliminary injunction was not issued due to no showing of irreparable harm.  We have completed the discovery phase and are now preparing for trial, currently set for March 16-19, 2010.  Both parties filed motions for summary judgment, which the court will consider after oral argument on February 17, 2010.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2009 which was filed with the SEC on December 8, 2009.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2009, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K, except as set forth below.

In September 2009, the Company amended the terms of the Company’s outstanding warrants to encourage warrant holders to exercise their warrants. At September 30, 2009, the Company had 1,337,934 warrants outstanding with an exercise price of $3.50 and expiration dates between September 30, 2009 and October 11, 2009.  In order to induce the exercise of the warrants, the Company’s Board of Directors authorized that the exercise price of the warrants be reduced.  The amended exercise price for each warrant was $0.50.  Additionally, to permit holders of the warrants adequate time to contemplate the repricing, the expiration dates of the warrants was extended until October 16, 2009.  1,085,944 of the 1,337,934 outstanding warrants were exercised by warrant holders on or before October 16, 2009, generating proceeds to the Company of $542,972.  The shares of common stock issued upon exercise of the warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities and/or Rule 506 of Regulation D under the Securities Act and the exclusion from the registration requirements of the Securities Act provided by Regulation S under the Securities Act.

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

Date:  February 12, 2010

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  February 12, 2010