Form 10-Q
period 2010-03-31
Timberline Resources Corp
filed 2010-05-10
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 10, 2010:  41,244,398

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2010

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8 - 17

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,609,607	$969,784
Accounts receivable, net of allowance for doubtful accounts of $257,456	1,388,539	1,422,951
Materials and supplies inventory	1,048,504	1,088,428
Prepaid expenses and other current assets	673,371	609,545
TOTAL CURRENT ASSETS	6,720,021	4,090,708

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	6,105,128	6,302,531
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	6,105,128	6,302,531

OTHER ASSETS:
Investment in joint venture	621,000	621,000
Restricted cash	42,848	42,687
Deposits and other assets	182,530	158,777
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,654,902	3,630,988
TOTAL ASSETS	$16,480,051	$14,024,227

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,214,107	$1,222,901
Accrued expenses	634,297	813,418
Accrued payroll and benefits	466,039	247,932
Accrued taxes	405,453	473,865
Current portion of long term debt	150,319	159,320
Current portion of obligations under capital leases	264,493	403,820
Current portion of customer advances	450,000	600,000
Convertible note payable to related party	5,000,000	-
Accrued interest on convertible note payable to related party, due at maturity	757,582	-
TOTAL CURRENT LIABILITIES	9,342,290	3,921,256

LONG-TERM LIABILITIES:
Long term debt, net of current portion	320,836	237,638
Obligations under capital leases, net of current portion	50,769	167,632
Asset retirement obligation	253,215	-
Convertible note payable to related party	-	5,000,000
Accrued interest on convertible note payable to related party, due at maturity	-	477,916
Customer advances, net of current portion	-	150,000
TOTAL LONG-TERM LIABILITIES	624,820	6,033,186

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 41,244,398 and 36,045,111 shares issued
and outstanding, respectively	41,244	36,045
Additional paid-in capital	33,443,667	29,164,116
Accumulated deficit	(26,971,970)	(25,130,376)
TOTAL STOCKHOLDERS' EQUITY	6,512,941	4,069,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,480,051	$14,024,227

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$5,264,441	$3,493,384	$9,228,069	$8,184,080

COST OF REVENUES	4,298,166	3,708,701	7,486,051	8,616,747

GROSS PROFIT (LOSS)	1,211,717	(215,317)	1,742,018	(432,667)

OPERATING EXPENSES:
Mineral exploration expenses	231,839	44,731	286,132	312,619
Salaries and benefits	487,285	513,708	970,831	1,566,271
Insurance expense	119,668	59,526	244,552	312,664
Professional fees expense	238,405	269,467	647,700	1,561,678
Severance expense (recovery)	51,300	(350,000)	51,300	(350,000)
Other general and administrative expenses	636,648	406,367	1,173,038	1,045,731
TOTAL OPERATING EXPENSES	1,765,145	943,799	3,373,553	4,448,963

LOSS FROM OPERATIONS	(798,870)	(1,159,116)	(1,631,535)	(4,881,630)

OTHER INCOME (EXPENSE):
Other income	1,798	19,337	42,070	37,779
Foreign exchange gain (loss)	42,346	11,095	61,303	(97,084)
Loss on derivative	-	-	-	(154,064)
Interest income	5,811	14,872	11,268	22,025
Related party interest expense	(141,573)	(128,154)	(279,665)	(211,835)
Interest expense	(19,044)	(150,171)	(45,035)	(807,799)
TOTAL OTHER EXPENSE	(110,662)	(233,021)	(210,059)	(1,210,978)

NET LOSS BEFORE INCOME TAXES	(909,532)	(1,392,137)	(1,841,594)	(6,092,608)

INCOME TAX RECOVERY	-	179,891	-	145,089

NET LOSS	$(909,532)	$(1,212,246)	$(1,841,594)	$(5,947,519)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.05)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	40,878,409	34,651,992	39,595,028	32,036,879

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,841,594)	$(5,947,519)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	694,805	704,185
Loss (gain) on disposal of equipment	50,625	(47,040)
Stock based compensation	534,675	971,150
Accretion of asset retirement obligation	3,126	-
Other non cash compensation	33,845	-
Inventory writedown	60,916	-
Impairment of mineral rights	35,000	55,000
Allowance for doubtful accounts	-	100,000
Amortization of deferred financing cost	-	202,550
Deferred offering and acquisition costs	-	923,957
Loss on derivative	-	154,064
Severance recovery	-	(350,000)
Changes in assets and liabilities:
Accounts receivable	34,412	2,515,507
Materials and supplies inventory	(20,992)	607,764
Prepaid expenses and other current assets, deposits and other assets	(87,579)	(753,310)
Accounts payable	(8,794)	21,912
Accrued expenses	(179,121)	(8,372)
Accrued payroll and benefits	218,107	(263,988)
Accrued taxes	(68,412)	(330,240)
Accrued interest on convertible note payable to related party, due at maturity	279,666	211,835
Accrued severance	-	(50,000)
Deferred revenue	-	(27,315)
Net cash used by operating activities	(261,315)	(1,309,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and building	(171,188)	(21,437)
Change in restricted cash	(161)	244,028
Proceeds from sale of equipment	21,805	1,028,336
Purchase of mineral rights	(15,000)	-
Purchase of land	(27,400)	-
Net cash provided (used) by investing activities	(191,944)	1,250,927

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stock and warrants, net of stock offering costs	2,807,162	-
Proceeds from exercise of warrants	542,972	-
Proceeds from exercise of options	399,941	-
Payments on long term debt	(100,803)	(262,296)
Payments on capital leases	(256,190)	(277,588)
Payments on customer advances	(300,000)	-
Repayment of bridge loan financing	-	(8,000,000)
Proceeds from short term convertible note	-	5,000,000
Proceeds from convertible note payable to related party	-	5,000,000
Net cash provided by financing activities	3,093,082	1,459,716

Net increase in cash and cash equivalents	2,639,823	1,400,783

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	969,784	737,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,609,607	$2,138,286

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Initial measurement of asset retirement obligation	$250,089	$-
Long term debt issued for property purchase	175,000	-
Conversion of short term convertible note into common stock	-	5,000,000
Settlement of put option with common stock	-	246,400
Account receivable exchanged for equipment	-	104,220

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010.

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

March 31, 2010

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

The dilutive effect of convertible securities, in periods of future income as of March 31, 2010 and 2009, would be as follows:

	March 31, 2010	March 31, 2009

Stock options	4,971,082	4,675,835
Warrants	1,697,938	1,337,934
Convertible debt	3,838,388	3,474,556
Total possible dilution	10,507,408	9,488,325

At March 31, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

March 31, 2010

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

NOTE 3 – FAIR VALUE MEASUREMENTS:

Effective October 1, 2008 for financial assets and liabilities, and October 1, 2009 for non-financial assets and liabilities, the Company has adopted expanded disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring or non recurring basis:

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

March 31, 2010

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

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and September 30, 2009, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category. There were no assets or liabilities valued on a nonrecurring basis at March 31, 2010.

	March 31, 2010	September 30, 2009	Input Hierarchy Level

Assets:
Cash and cash equivalents	$3,609,607	$969,784	Level 1
Restricted cash	42,848	42,687	Level 1
Investment in Rae Wallace	50,000	50,000	Level 2

NOTE 4 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, a major customer provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance is to be repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of March 31, 2010 and September 30, 2009, customer advances were $450,000 and $750,000, respectively, and $150,000 of the remaining customer advance balance was classified as a long-term liability as of September 30, 2009.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 6 – RELATED PARTY TRANSACTIONS:

Related party notes payable consist of the following at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009

Small Mine Development, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Small Mine Development, LLC, payable at maturity	$757,582	$477,916

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

March 31, 2010

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

At March 31, 2010 and September 30, 2009, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $28,389 and $167,073, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheet at March 31, 2010 and September 30, 2009.

Swallow Consulting Agreement

On December 15, 2009 the Company entered into an agreement with John Swallow, a former director and former executive of the Company, to provide advisory services as needed and requested by the Company through June 30, 2010.  In exchange for these services the Company has agreed to pay Mr. Swallow $170,000.

NOTE 7 – ASSET RETIREMENT OBLIGATION:

The Company has an asset retirement obligation (ARO) associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.

Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 12 years.  The following table summarizes activity in the Company’s ARO.

Six Months Ended March 31, 2010
Balance at September 30, 2009	-
Initial measurement	$ 250,089
Accretion expense	3,126
Balance at March 31, 2010	$ 253,215

NOTE 8 – INCOME TAXES:

During the three months and six months ended March 31, 2010, the Company realized no income tax benefit or provision. During the three months and six months ended March 31, 2009 the Company realized an income tax benefit of $179,891 and $145,089, respectively for Mexican income taxes.

For the fiscal year ending September 30, 2010 the Company anticipates an effective income tax rate of 31% in Mexico and 0% in the United States due to the availability of accumulated net operating losses to offset any U.S. income taxes.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 9 – COMMON STOCK AND WARRANTS:

During November 2009, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units at a price of $1.00 per unit for a total of $3,000,000.  The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until March 25, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400 and the placement closed on November 23, 2009.  The Company incurred $196,238 in expenses with respect to the offering, resulting in net proceeds of $2,807,162.  In connection with the offering, the Company also issued 196,238 warrants, with the same terms of exercise as described above, to brokers acting as agents for the private placement.  The value of the 1,697,638 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.29%, stock price on the date of closing of $1.18, volatility of 153.4%, dividend yield of 0% and an expected life equal to the term of the warrants, was $1,120,441.

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

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2009	1,337,934	$0.50
Issued	1,697,938	1.50
Exercised	(1,085,944)	0.50
Expired	(251,990)	0.50
Outstanding at March 31, 2010(1)	1,697,938	$1.50(2)

(1)

 These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.50(2)	March 25, 2011
1,697,938

 (2)       Exercisable at $1.50 per share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until March 25, 2011.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The fair value of option awards granted during the six months ended March 31, 2010 and 2009, respectively, was estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $89,414 and $89,043 for the three months ended March 31, 2010 and 2009, and $259,237 and $789,787 for the six months ended March 31, 2010 and 2009, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $130,882 and $60,750 for the three months ended March 31, 2010 and 2009, and $233,462 and $164,203 for the six months ended March 31, 2010 and 2009, respectively.  These costs are classified under other general and administrative expenses.

	Six months ending
	March 31, 2010	March 31, 2009
Expected volatility	113.50%	106.60%
Weighted-average volatility	113.50%	106.60%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	1.38%	0.02%
Expected forfeiture rate	10%	10%

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2009	6,235,168	$0.92
Granted	100,000	1.04
Exercised	(1,162,003)	0.44
Expired and forfeited	(202,083)	1.32
Outstanding at March 31, 2010	4,971,082	$1.02
Exercisable at March 31, 2010	4,033,924	$1.10

Weighted average fair value of options granted during the six months
ended March 31, 2010		$0.71

The average remaining contractual term of the options outstanding and exercisable at March 31, 2010 was 3.52 and 3.48 years, respectively.  286,668 of the options exercised were on a cashless basis, resulting in the issuance of 198,108 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $399,941 from the exercise of the remaining 875,335 options.  As of March 31, 2010, total unrecognized compensation expense related to options was $332,241 and the related weighted-average period over which it is expected to be recognized is approximately 0.55 years.  The aggregate intrinsic value of options exercised during the six months ended March 31, 2010 and 2009 was $719,096 and $52,500, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2010 was $2,234,579 and $1,673,544, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho; and its operational facility in Elko, Nevada. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $42,750 and $68,039 for the three months ended March 31, 2010 and 2009, respectively, and $110,736 and $147,662 for the six months ended March 31, 2010 and 2009, respectively.

Unpaid IRS Interest and Penalties

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008. As of March 31, 2010, the balance of those unpaid interest and penalties is $362,822 and is included in accrued taxes on the consolidated balance sheet.

The Company has negotiated tacit approval to a payment plan with the IRS relating to the unpaid interest and penalties owed as of March 31, 2010.  In April 2009, the Company began making $10,000 monthly installment payments on the outstanding balance of interest and penalties.  During the year ended September 30, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

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

Acquisition of Staccato Gold Resources Ltd.

During the quarter ended March 31, 2010, the Company announced it had entered into a definitive agreement to acquire Staccato Gold Resources Ltd. (“Staccato”), a mineral exploration company listed on the TSX Venture Exchange in Canada.  Upon completion of this transaction, Timberline will acquire Staccato’s South Eureka property which includes a partially drill-tested exploration portfolio and the advanced-stage Lookout Mountain project, located along Nevada’s Battle Mountain – Eureka trend, and approximately $5 million in cash.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 13 – SEGMENT INFORMATION:

The Company has three operating segments at March 31, 2010: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities.

Segment information for the three months and six months ended March 31, 2010 and 2009 are as follows:

	Three months ending March 31		Six months ending March 31
Revenues:	2010	2009	2010	2009
Timberline	$-	$-	$-	$-
Timberline Drilling	5,113,136	2,802,070	8,367,017	5,230,915
World Wide Exploration	151,305	691,314	861,052	2,953,165
Total revenues	$5,264,441	$3,493,384	$9,228,069	$8,184,080

Income / (Loss) before income taxes:
Timberline	$(1,136,769)	$(904,085)	$(2,216,271)	$(3,980,848)
Timberline Drilling	541,138	(69,437)	781,602	(1,807,272)
World Wide Exploration	(313,901)	(418,615)	(406,925)	(304,488)
Income / (Loss) before income taxes	$(909,532)	$(1,392,137)	$(1,841,594)	$(6,092,608)

Total assets:		March 31, 2010		September 30, 2009
Timberline		$3,800,939		$1,323,051
Timberline Drilling		10,677,545		9,997,792
World Wide Exploration		2,001,567		2,703,384
Total assets		$16,480,051		$14,024,227

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

During the three months and six months ended March 31, 2010, revenues from transactions with one customer amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $5,113,136 during the three months ended March 31, 2010.  Customer A accounted for revenue of $8,289,963 during the six months ended March 31, 2010.  The revenue for customer A is reported through Timberline Drilling.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our annual report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission on December 8, 2009.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with the management appointments of John Swallow and Paul Dircksen, the addition of Randal Hardy, our acquisition of a drilling services company, and the acquisition of Butte Highlands, we diversified our business plan to include drilling services and an underground mine with possible gold production.  Prior to our new business model, the addition of new management, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses.

Timberline Resources is a diversified gold company comprised of three complementary business units:  an underground mine with possible gold production, exploration, and drilling services.  Its vertically-integrated business model provides investors exposure to potential gold production, the “blue sky” potential of exploration, and the “picks and shovels” aspect of the mining industry.  Timberline has contract core drilling subsidiaries in the western United States and Mexico and an exploration division focused on district-scale gold projects with the potential for near-term, low-cost development.  The “picks and shovels” aspect of our business includes the mining services provided by Timberline Drilling and other potential operating businesses that we may acquire.  We use the term “blue sky” to mean the potential of our exploration properties.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  As the work progresses, the potential of the property becomes more and more clear.  If the exploration results are favorable, the value of the property may increase significantly.  The term “blue sky” refers to the upside potential of that value.  We believe our business model offers the opportunity to participate in both the “picks and shovels” and “blue sky” aspects of the business—our shareholders can participate in the markets for precious and base metal mining without the degree of risk inherent to mine operation and/or sole reliance on speculative early-stage drill-plays.

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

On May 4, 2009 the Company received notice from the NYSE Amex that the NYSE Amex had accepted its plan of compliance and will continue listing Timberline on the NYSE Amex, subject to certain conditions.  Beginning with the quarter ended December 31, 2009 and continuing through the quarter ended March 31, 2010, Timberline has met and continues to meet the continued listing standards of the NYSE Amex, including the minimum stockholders’ equity requirements.  The Company expects, given two consecutive quarters of compliance, that the NYSE Amex will deem that the Company has regained compliance with the NYSE Amex’s continued listing standards and the compliance period will end.  Until Timberline is deemed to have regained compliance, the Company remains subject to periodic review by the NYSE Amex in accordance with its compliance plan.

On March 22, 2010, the Company entered into a definitive agreement (the “Arrangement”) to acquire Staccato Gold Resources Ltd. (“Staccato”), a Canadian mineral exploration corporation listed on the TSX Venture Exchange.  Under the Agreement, Staccato shareholders will receive one share of Timberline common stock for every seven shares of Staccato common stock held (the “Exchange Ratio”) and $0.0001 for every share of Staccato common stock held.   Pursuant to the Arrangement, the holders of a portion of the outstanding Staccato options and the holders of all Staccato warrants will be entitled to receive Timberline options and warrants at the Exchange Ratio and with corresponding changes to the exercise price based on the Exchange Ratio.  The balance of the outstanding Staccato options will either be exchanged for Staccato shares prior to the closing or cancelled at closing.

Upon completion of the Arrangement, Timberline will acquire Staccato’s South Eureka property which includes a partially drill-tested exploration portfolio and the advanced-stage Lookout Mountain project, located along Nevada’s Battle Mountain – Eureka trend, and approximately $5 million in cash.  Upon completion of the Arrangement, Timberline will have approximately 56 million common shares issued and outstanding, with 73 million shares on a fully diluted basis.  Current Timberline shareholders will own approximately 74% of the shares outstanding and former Staccato shareholders will own approximately 26%.  On a fully diluted basis, Timberline will be owned 71% by current Timberline shareholders and 29% by current Staccato shareholders.  In conjunction with this Arrangement, Timberline will seek a listing of its shares of common stock on the TSX Venture Exchange with the intent to have a listing in Toronto in addition to the NYSE Amex listing.  The closing is subject to a favorable vote of at least two-thirds of Staccato common stockholders voting at a special meeting of shareholders to be held on May 21, 2010; a favorable vote of a majority of Timberline common stockholders at a special meeting of shareholders to be held on May 28, 2010; as well as the approval of the NYSE Amex and the TSX Venture Exchange, and other customary closing conditions, including the receipt of all necessary court and regulatory approvals.  There will be no change in the management or Board of Directors of Timberline following the completion of the Arrangement.  For more detailed information regarding the Arrangement see Timberline’s definitive proxy statement filed with the SEC under cover of Schedule 14A on May 3, 2010.

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

During 2009, Timberline Drilling extended its current contract with Newmont Mining through February 2011, enhancing an already solid relationship.  During this quarter, discussions about extending the contract beyond February 2011 were initiated.  We have established joint planning and safety review teams with Newmont and, furthermore, Newmont has provided us with mine site facilities to support our operations.  We believe that the contract extension provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent foundation for future stability and growth.  This also allows us to focus on further improvements in customer service and safety with our largest client.

Our Mexican subsidiary, WWE, had only one drill in service throughout much of the quarter.  We have noted, however, that drilling activity in Mexico is picking up in the second quarter of 2010 with our major client and at other exploration and development projects.  While we have begun to see marginal increases in demand for drilling projects, expected pricing levels have lowered anticipated margins to the point that we do not pursue certain contracts that would not be profitable.  In addition to market and financing factors, the demand for drilling services in Mexico remains subdued due, in part, to a number of other factors, including increased violence in some areas.  We have a seasoned and experienced management team at WWE, and the overall situation in Mexico is being monitored closely by our management.

Exploration Division

Our Exploration Division advanced our Butte Highlands Gold Project on several fronts during the quarter ended March 31, 2010.   Our joint venture partner, Highland Mining, LLC, continued to advance the underground ramp to access the mineralized areas; to allow for underground exploration and ore definition drilling, as well as additional project exploration during the remainder of 2010.  As of March 31, 2010, the underground ramp had been advanced approximately 600 feet, and underground sumps and explosive storage areas were completed.

Timberline, in conjunction with staff from Small Mine Development, continued to refine the mine and underground exploration planning that is an integral part of our application for our Hard Rock Operating Permit at the Butte Highlands

Gold Project.  Although the operating permit application was not completed as quickly as we initially anticipated, the application was submitted to the Montana Department of Environmental Quality subsequent to quarter end in early May. The ongoing exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and results, is expected to be followed by production in early to mid 2011.

During the quarter the acquisition opportunity of Staccato was identified.  Our Exploration Division conducted a thorough due diligence on Staccato and its South Eureka property prior to negotiation of the terms for the acquisition.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t require higher gold prices in order to advance our business model.  As a company, we are focused on our drilling subsidiaries, advancing the Butte Highlands Gold Project, closing our acquisition of Staccato and advancing exploration programs on its South Eureka property, and continuing to evaluate new opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe the combination of management and the Company’s board of directors has the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Results of Operations for the Three Month and Six Month Periods ended March 31, 2010 and 2009

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the three months ended March 31, 2010, we reported $5,264,441 in revenue compared to $3,493,384 in the same period of 2009.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $5,113,136 from Timberline Drilling and $151,305 from WWE for the three months ended March 31, 2010.  Gross profit (loss) from Timberline Drilling and WWE was $1,211,717 and $(245,442), respectively, for the three months ended March 31, 2010.

Our overall after tax net loss for the three months ended March 31, 2010 was $909,532 compared to an overall net loss of $1,212,246 for the three months ended March 31, 2009.  Our net loss for the three months ended March 31, 2010 is comprised of a loss of $1,136,769 for Timberline Corporate and Exploration and $313,901 at WWE, offset by net income of $541,138 for Timberline Drilling.  Interest expense for the three months ended March 31, 2010 was $160,617, compared to $278,325 for the three months ended March 31, 2009.  The decrease in interest expense during the quarter ended March 31, 2010 is attributable primarily to a decrease in interest expense related to the Company’s liability to the IRS for unpaid payroll taxes, as well as reduced interest on long term debt and capital lease obligations.

For the six months ended March 31, 2010, we reported $9,228,069 in revenue compared to $8,184,080 in the same period of fiscal 2009.  Our revenues were comprised of $8,367,017 from Timberline Drilling and $861,052 from WWE for the six months ended March 31, 2010.  Gross profit (loss) from Timberline Drilling and WWE was $1,942,503 and $(200,485), respectively, for the six months ended March 31, 2010.

Our overall after tax net loss for the six months ended March 31, 2010 was $1,841,594 compared to an overall net loss of $5,947,519 for the six months ended March 31, 2009.  Our net loss for the six months ended March 31, 2010 is comprised of a loss of $2,216,271 for Timberline Corporate and Exploration and $406,925 at WWE, offset by net income of $781,602 for Timberline Drilling.  Interest expense for the six months ended March 31, 2010 was $324,700, compared to $1,019,634 for the six months ended March 31, 2009.  The decrease in interest expense during the six months ended March 31, 2010 is attributable primarily to the absence of interest expenses associated with a bridge loan that was owed by the Company in the previous year as well as a decrease in interest expense related to the Company’s liability to the IRS for unpaid payroll taxes.

Over the past eighteen months, the demand for drilling services has declined due to a decrease in demand from the exploration industry and the general economic downturn.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets and many have scaled back or eliminated exploration and development activities. The demand for drilling services does, however, appear to have stabilized, and based upon our current and upcoming drilling activity we expect revenues to stabilize or increase slightly for fiscal 2010 as compared to our corresponding revenues in the previous year.

In response to the changes in the economic and mining industry environment, we have implemented cost-cutting measures and stabilized our revenue stream.  The result of this focus on cost-cutting and revenue stabilization has allowed our combined drilling entities to achieve profitability for four consecutive quarters in spite of difficult market conditions.  We expect that our implementation of operational improvements and focus on financial discipline will result in continued positive earnings, improved gross margins, and more positive cash flow as demand for our services begins to increase.

Timberline Drilling and WWE provide drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  Due to declining demand for drilling services, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for two major customers.  While we have seen increases in requests for proposals for drilling services, and secured additional drilling service contracts for new customers commencing in the second half of the Company’s fiscal year, we cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

The after tax net loss of $1,136,769 for the combined Timberline Corporate and the Exploration division during the three months ended March 31, 2010 is comprised of non-cash charges of $277,127, exploration expenditures of $231,839, salaries and benefits of $111,644, professional fees of $196,838, other general and administrative costs of $181,619 and interest expense of $141,573, less interest income of $3,871.  Included in the non-cash charges are $262,272 in expenses related to stock options and stock awards that vested during the quarter.  Also included in the non-cash charges are $14,855 in depreciation, amortization and accretion of our asset retirement obligation.

The after tax net loss of $2,216,271 for the combined Timberline Corporate and the Exploration division during the six months ended March 31, 2010 is comprised of non-cash charges of $557,768, exploration expenditures of $286,132, salaries and benefits of $238,031, professional fees of $553,097, other general and administrative costs of $340,372 and interest expense of $279,665, less other income of $31,977 and interest income of $6,817.  Included in the non-cash charges are $534,675 in expenses related to stock options and stock awards that vested during the year to date.  Also included in the non-cash charges are $23,093 in depreciation, amortization and accretion of our asset retirement obligation.

Timberline Drilling and WWE

For the three months ended March 31, 2010, Timberline Drilling had revenues of $5,113,136 as compared to $2,802,070 for the three months ended March 31, 2009.  WWE had revenues of $151,305 for the three months ended March 31, 2010 as compared to $691,314 for the three months ended March 31, 2009.  Overall the demand for drilling services has stabilized during the past few months.  Junior resource and exploration stage companies are beginning to obtain access to capital for their drilling programs, and, as a result, the overall demand for drilling services, while not as robust as in 2007 and 2008, continues to show signs of improvement.  The increase in revenues at Timberline Drilling during the quarter is attributable to significantly increased utilization of drill rigs compared to the previous year.  Timberline Drilling’s revenue per foot drilled and the average footage drilled by each operating drill rig during the quarter were also higher when compared to the previous year.  It is evident that cost-cutting and team-building efforts implemented at Timberline Drilling, along with better processes and controls, retention of skilled labor, and our ongoing focus on profitability, have resulted in multiple consecutive quarters of profitable operations.  The decrease in revenues at WWE is attributable to significantly reduced demand for drilling services in Mexico and the resulting reduction in the number of operating drill rigs compared to the previous year. We do, however, expect to increase the number of drills operating in Mexico during the second half of our fiscal year.  On a combined basis, we expect that our revenue from Timberline Drilling and WWE for the remainder of fiscal 2010 will be slightly higher than our revenue in fiscal 2009 due to greater overall utilization of our drill rigs.

For the three months ended March 31, 2010, net income before taxes from Timberline Drilling was $541,138 while net loss before taxes at WWE was $313,901 as compared to a net loss before taxes of $69,437 for Timberline Drilling and net loss before taxes of $418,615 for WWE for the three months ended March 31, 2009.  At Timberline Drilling, the current quarter income is primarily attributable to increased drilling revenue and significantly decreased operating,   general and administrative, and interest expenses. At WWE, the current quarter loss is primarily attributable to a significant decrease in drilling revenue and gross profits, offset somewhat by reduced general and administrative and other expenses.

For the six months ended March 31, 2010, Timberline Drilling had revenues of $8,367,017 as compared to $5,230,915 for the six months ended March 31, 2009.  WWE had revenues of $861,052 for the six months ended March 31, 2010 as compared to $2,953,165 for the six months ended March 31, 2009.  The increase in revenues at Timberline Drilling during the year to date is attributable to significantly increased utilization of drill rigs compared to the previous year.  Timberline Drilling’s revenue per foot drilled and the average footage drilled by each operating drill rig during the year to date were also higher when compared to the previous year.  The decrease in revenues at WWE is attributable to significantly reduced demand for drilling services in Mexico and the resulting reduction in the number of operating drill rigs compared to the previous year.

For the six months ended March 31, 2010, net income before taxes from Timberline Drilling was $781,602 while net loss before taxes at WWE was $406,925 as compared to a net loss before taxes of $1,807,272 for Timberline Drilling and net loss before taxes of $304,488 for WWE for the six months ended March 31, 2009.  At Timberline Drilling, the year to date income is primarily attributable to increased drilling revenue and significantly decreased operating, general and administrative, and interest expenses. At WWE, the year to date loss is primarily attributable to a significant decrease in drilling revenue and gross profits, offset somewhat by reduced general and administrative and other expenses.

We expect that revenue stability resulting from our drilling contract with Newmont Mining in Nevada, coupled with our continued focus on reducing operating and administrative costs and performance efficiencies, will result in continued positive earnings and cash flow from our drilling subsidiaries on a combined basis as we have demonstrated for the past four consecutive fiscal quarters.

Financial Condition and Liquidity

At March 31, 2010, we had assets of $16,480,051 consisting of cash in the amount of $3,609,607; accounts receivable, net of allowance for doubtful accounts, in the amount of $1,388,539; materials and supplies inventories valued at $1,048,504; property, mineral rights and equipment, net of depreciation of $6,105,128; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524 and other assets of $1,519,749.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first quarter of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

We expect to rely upon our existing cash balances and the revenues generated by our contract drilling subsidiaries, however, the recent economic instability make it difficult for the Company’s management to accurately predict revenues from these services for the remainder of the 2010 fiscal year.  If revenues from our contract drilling subsidiaries decline, our exploration activities and other operations will be reliant upon our cash on hand and equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities, debenture issuances or asset sales.

At March 31, 2010 the Company has a working capital deficit of $2,622,269, primarily as a result of a convertible note payable to a related party of $5,000,000, along with accrued interest of $757,582 payable at maturity in October 2010.  Management expects to remediate this working capital deficit through the conversion of the outstanding note to equity of the Company, extending the term of the current note payable, or by refinancing the current note payable with a longer term debt facility.  The Company also expects to continue its efforts to improve operating cash flows at the Company’s drilling subsidiaries, reduce professional and consulting expenses, and, potentially, engage in additional sales of capital assets.  The current liabilities of the Company include outstanding interest and penalties due to the Internal Revenue Service in the amount of $362,822.  The Company is making monthly installment payments on the outstanding balance and expects to pay the remaining balance within the next 12 months.

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

On February 13, 2009, we received a notice from the NYSE Amex indicating that we were not in compliance with the exchange’s continued listing requirements.  In March 2009, we submitted a compliance plan to the NYSE Amex to maintain our listing.  On May 4, 2009 this compliance plan was accepted by the NYSE Amex, giving the Company until August 13, 2010 to regain compliance with the continued listing standards of the exchange.  As of March 31, 2010, the Company has maintained compliance with the continued listing standards of the NYSE Amex for two consecutive quarters. Since the Company has maintained compliance with the continued listing standards for two quarters we expect the NYSE Amex will consider the compliance plan period over.  The Company must maintain compliance with the continued listing standards in the future or risk being subject to delisting procedures again.  If we are unable to maintain our listing on the NYSE Amex and are unable to obtain a comparable listing, the liquidity of our common stock could decrease significantly and our ability to raise additional capital through equity or convertible debt could be impaired.

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

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment

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

A temporary restraining order was issued and arguments regarding the entry of a preliminary injunction were heard by the Court on February 11, 2009.  On March 2, 2009, the Court stated that Timberline Drilling had demonstrated likelihood of success at trial on the merits, therefore a preliminary injunction was not issued due to no showing of irreparable harm.  We have completed the discovery phase and are now preparing for trial, currently set for August 3-6, 2010.  Both parties filed motions for summary judgment, which are currently pending before the court.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 1A. RISK FACTORS

Except as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2009 which was filed with the SEC on December 8, 2009.

Risks Related to the Acquisition of Staccato Gold Resources Ltd.

The combined company may not realize the benefits from the transaction because of various challenges.

The Arrangement will involve the integration of companies that previously operated independently.  Timberline’s ability to realize the anticipated benefits of the acquisition will depend, in part, upon the following:

•

the ability of Timberline to successfully integrate Staccato’s business, employees and processes with those of Timberline;

•

how efficiently Timberline’s officers can manage the operations of the combined company;

•

the amount of charges associated with the purchase accounting for the acquisition;

•

economic conditions affecting both the general economy and the mining industry in particular;

•

the actual closing date of the acquisition; and

•

the diversion of management’s attention from ongoing business concerns.

Some of these factors are also outside the control of either company. One or more of these factors could result in increased operating costs, lower revenues, lower earnings or losses or negative cash flows, any of which could reduce the price of Timberline’s stock, harming your investment.  To the extent Timberline pursues other acquisitions as part of its strategy, these risks may be exacerbated.

If the proposed acquisition is not consummated, Timberline will have incurred substantial costs that may adversely affect Timberline’s financial results and operations and the market price of Timberline’s Common Shares.

Timberline has incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of attorneys, and accountants. In addition, Timberline has diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, Timberline will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

The completion of the Arrangement is subject to several conditions and risks, including, among other things, the risk that either Staccato or Timberline will fail to obtain the required securityholder or regulatory approvals.  If the Arrangement is not completed the price of shares of Timberline Common Stock may decline to the extent that the relevant current market price reflects a market assumption that the Arrangement will be completed and Timberline may be required to pay Staccato the applicable break fee, which could adversely affect Timberline’s financial condition.

Timberline may raise funds for the exploration of Staccato’s Lookout Mountain project through the issuance of shares of Timberline Common Stock, debt instruments or other securities convertible into shares of Timberline Common Stock and such financings may result in the dilution of present and prospective stockholdings.

In order to finance the exploration of Staccato’s Lookout Mountain project, Timberline may raise funds through the issuance of Common Shares or the issuance of debt instruments or other securities convertible into shares of Timberline Common Stock.  Any transaction involving the issuance of previously authorized but unissued shares of Timberline Common Stock, or securities convertible into shares of Timberline Common Stock, would result in dilution, possibly substantial, to present and prospective stockholding.  This dilution may affect the earnings per share and voting rights of current holders of shares of Timberline Common Stock.

The increased number of shares of Timberline Common Stock as a result of the issuance of shares of Timberline Common Stock pursuant to the Arrangement may increase the volatility of Timberline’s share price.

Although the issuance of shares of Timberline Common Stock under the Arrangement should increase liquidity in the market for such shares of Timberline Common Stock, there may be greater volatility of market prices in the near term pending the creation of a stable stockholder base.  Any such volatility could result in a decline in the market price of shares of Timberline Common Stock.

The value of shares of Timberline Common Stock may be adversely affected by any inability of the combined company to achieve the benefits expected to result from the completion of the Arrangement.

Achieving the benefits of the Arrangement will depend in part upon meeting the challenges inherent in the successful combination of business enterprises of the size and scope of Timberline and Staccato and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that the combined company will meet these challenges and that such diversion will not negatively impact the operations of the combined company following the closing of the Arrangement.

The combined company may not realize the benefits of its growth projects.

As part of its strategy, the combined company will continue existing efforts and initiate new efforts to develop gold and other mineral projects and will have a larger number of such projects as a result of the Arrangement.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on the combined company’s financial position and results of operations.

The issuance of shares of Timberline Common Stock or securities convertible into shares of Timberline Common Stock may allow someone to exert substantial influence over Stockholder voting.

If a significant amount of securities issued pursuant to the Arrangement or in a subsequent financing were acquired by one person or entity, then that person or entity would be able to exert substantial influence over or actually control the outcome of subsequent Stockholder votes.

As part of our business model, Timberline pursues a strategy that may cause us to expend significant resources exploring properties that may not become revenue-producing sites, including Staccato’s Lookout Mountain project.

Part of Timberline’s business model is to pursue a strategy which includes significant exploration activities, such as proposed exploration at Staccato’s Lookout Mountain project.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  We may spend significant resources exploring the Lookout Mountain projects and gathering certain geologic information only to determine that the project is not capable of being a revenue-producing property for the Company.

If Timberline’s cash flows prove inadequate to service its debt and provide for its other obligations, it may be required to refinance all or a portion of such existing and future debt at terms that are unfavorable to it.

Timberline’s ability to make payments on, and refinance, its debt and other obligations and to fund its operations and capital expenditures will depend on its ability to generate substantial operating cash flow.  If Timberline’s cash flows prove inadequate to meet its debt service obligations, it may be required to refinance all or a portion of its existing or future debt or to sell assets or to obtain additional financing.  Timberline cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all.

Upon completion of the Arrangement, Timberline will be required to comply with Canadian securities regulations and be subject to additional regulatory scrutiny in Canada.

Timberline will become a ‘reporting issuer’ in the provinces of British Columbia and Alberta upon completion of Arrangement.  As a result, Timberline will be subject to increased regulatory scrutiny and costs associated with complying with securities legislation in those provinces.  For example, Timberline will be subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change.  Timberline does not anticipate any particular regulation that would be difficult to comply with.  However, failure to comply with regulations may result in civil awards, fines, penalties and orders that could have an adverse effect on Timberline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1(1)	Arrangement Agreement between Timberline and Staccato dated March 22, 2010
10.2(1)	Form of Support Agreement between Timberline and officers and directors of Staccato
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)

Previously filed as an exhibit to the Registrant’s Form 8-K, as filed with the Commission on March 29, 2010

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

Date:  May 10, 2010

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  May 10, 2010