Form 10-Q
period 2010-06-30
Timberline Resources Corp
filed 2010-08-11
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 10, 2010:  55,645,778

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2010

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations

6

Consolidated statements of cash flows

7-8

Notes to consolidated financial statements

9 - 20

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,278,711	$969,784
Accounts receivable, net of allowance for doubtful accounts of $257,456	1,410,368	1,422,951
Materials and supplies inventory	1,584,112	1,088,428
Prepaid expenses and other current assets	405,221	609,545
Note and accrued interest receivable from related party	101,500	-
TOTAL CURRENT ASSETS	9,779,912	4,090,708

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	18,661,250	6,302,531
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	18,661,250	6,302,531

OTHER ASSETS:
Investment in joint venture	621,000	621,000
Restricted cash	141,986	42,687
Deposits and other assets	222,795	158,777
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	3,794,305	3,630,988
TOTAL ASSETS	$32,235,467	$14,024,227

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,908,137	$1,222,901
Accrued expenses	631,980	813,418
Accrued payroll and benefits	694,343	247,932
Accrued taxes	376,940	473,865
Current portion of long-term debt	281,860	159,320
Current portion of obligations under capital leases	333,666	403,820
Current portion of customer advances	300,000	600,000
Deferred revenue	35,000	-
TOTAL CURRENT LIABILITIES	4,561,926	3,921,256

LONG-TERM LIABILITIES:
Convertible note payable to related party	5,000,000	5,000,000
Long-term debt, net of current portion	875,972	237,638
Obligations under capital leases, net of current portion	380,659	167,632
Asset retirement obligation	256,341	-
Accrued interest on convertible note payable to related party	-	477,916
Customer advances, net of current portion	-	150,000
TOTAL LONG-TERM LIABILITIES	6,512,972	6,033,186

COMMITMENTS AND CONTINGENCIES (NOTE 13)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 55,645,778 and 36,045,111 shares issued
and outstanding, respectively	55,646	36,045
Additional paid-in capital	48,891,593	29,164,116
Accumulated deficit	(27,786,670)	(25,130,376)
TOTAL STOCKHOLDERS' EQUITY	21,160,569	4,069,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,235,467	$14,024,227

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$6,440,783	$4,361,137	$15,668,852	$12,545,217

COST OF REVENUES	5,410,889	3,558,958	12,933,380	12,175,705

GROSS PROFIT	1,029,894	802,179	2,735,472	369,512

OPERATING EXPENSES:
Mineral exploration expenses	249,501	61,561	535,633	374,180
Salaries and benefits	373,639	362,597	1,344,470	1,928,868
Insurance expense	156,260	120,334	400,812	432,998
Professional fees expense (recovery)	246,861	(390,731)	858,121	1,170,947
Severance expense (recovery)	-	-	51,300	(350,000)
Other general and administrative expenses	626,750	380,508	1,799,788	1,426,239
TOTAL OPERATING EXPENSES	1,653,011	534,269	4,990,124	4,983,232

INCOME (LOSS) FROM OPERATIONS	(623,117)	267,910	(2,254,652)	(4,613,720)

OTHER INCOME (EXPENSE):
Other income	1,010	52,339	43,080	90,118
Foreign exchange gain (loss)	(29,482)	81,020	31,821	(16,064)
Loss on derivative	-	-	-	(154,064)
Related party interest income	1,500	-	1,500	-
Interest income	3,732	7,101	15,000	29,126
Related party interest expense	(145,142)	(131,385)	(424,807)	(343,220)
Interest expense	(23,201)	(35,924)	(68,236)	(843,723)
TOTAL OTHER EXPENSE	(191,583)	(26,849)	(401,642)	(1,237,827)

NET INCOME (LOSS) BEFORE INCOME TAXES	(814,700)	241,061	(2,656,294)	(5,851,547)

INCOME TAX RECOVERY	-	-	-	145,089

NET INCOME (LOSS)	$(814,700)	$241,061	$(2,656,294)	$(5,706,458)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.02)	$0.01	$(0.06)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	45,662,405	34,916,155	41,617,487	32,996,638

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,656,294)	$(5,706,458)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,073,735	1,034,758
Loss (gain) on disposal of equipment	50,625	(54,339)
Stock based compensation	555,839	1,023,043
Accretion of asset retirement obligation	6,252	-
Other non cash compensation	33,845	-
Inventory write-down	60,916	-
Impairment of mineral rights	35,000	55,000
Deferred offering and acquisition costs	-	923,957
Amortization of deferred financing cost	-	202,550
Allowance for doubtful accounts	-	100,000
Loss on derivative	-	154,064
Severance recovery	-	(350,000)
Accrued offering and acquisition costs	-	(527,207)
Changes in assets and liabilities:
Accounts receivable	12,583	2,166,996
Materials and supplies inventory	(556,600)	699,677
Prepaid expenses and other current assets, deposits and other assets	159,990	50,998
Interest on note receivable from related party	(1,500)	-
Accounts payable	685,236	(1,067,256)
Accrued expenses	(181,438)	(56,272)
Accrued payroll and benefits	446,411	(121,268)
Accrued taxes	(96,925)	(1,704,800)
Accrued interest on convertible note payable to related party	(477,916)	343,219
Deferred revenue	35,000	(27,315)
Accrued severance	-	(50,000)
Net cash used by operating activities	(815,241)	(2,910,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(960,693)	(232,169)
Change in restricted cash	(45,041)	243,877
Proceeds from sale of equipment	21,805	1,247,039
Net cash acquired in acquisition of Staccato Gold Resources Ltd.	4,421,033	-
Note receivable from related party	(100,000)	-
Net cash provided by investing activities	3,337,104	1,258,747

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stock and warrants, net of stock offering costs	2,807,162	-
Proceeds from exercise of warrants	542,972	-
Proceeds from exercise of options	442,941	-
Deferred financing costs	(50,000)	-
Payments on long term debt	(159,305)	(299,426)
Payments on capital leases	(346,706)	(461,314)
Payments on customer advances	(450,000)	(100,000)
Repayment of bridge loan financing	-	(8,000,000)
Proceeds from short term convertible note	-	5,000,000
Proceeds from convertible note payable to related party	-	5,000,000
Proceeds from long term debt	-	150,000
Proceeds from customer advances	-	1,000,000
Net cash provided by financing activities	2,787,064	2,289,260

Net increase in cash and cash equivalents	5,308,927	637,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	969,784	737,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,278,711	$1,374,857

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Fair value of common stock, warrants and options issued in connection with an acquisition (see Note 6)	$15,398,164	$-
Initial measurement of asset retirement obligation	250,089	-
Long term debt issued for property and equipment purchase	920,179	-
Capital lease for equipment purchase	489,579	-
Other current asset exchanged for equipment	100,000	-
Long term debt refinancing	128,263	180,692
Conversion of short term convertible note into common stock	-	5,000,000
Settlement of put option with common stock	-	246,400
Account receivable exchanged for equipment	-	104,220

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

On June 2, 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian corporation, engaged in the exploration for precious metal deposits and advancing them to production (See Note 6).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010.

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

June 30, 2010

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

The dilutive effect of convertible securities, in periods of future income as of June 30, 2010 and 2009, would be as follows:

	June 30, 2010	June 30, 2009

Stock options	4,833,641	4,631,669
Warrants	8,050,375	1,337,934
Convertible debt	3,333,333	3,562,146
Total possible dilution	16,217,349	9,531,749

At June 30, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

k.

Asset retirement obligation – The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. The Company has an ARO associated with its underground exploration program at the Butte Highlands Gold Project (see Note 7).

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

In December 2007,  the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquire.  The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Effective October 1, 2009, the Company adopted the updated guidance for business combinations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

In January 2010, the ASC guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The updated guidance was adopted by the Company in its quarter ending December 31, 2009, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

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

June 30, 2010

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

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and September 30, 2009, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2010	September 30, 2009	Input Hierarchy Level

Assets:
Cash and cash equivalents	$6,278,711	$969,784	Level 1
Restricted cash	141,986	42,687	Level 1
Investment in Rae Wallace	50,000	50,000	Level 2

The Company has one nonfinancial liability, its asset retirement obligation, that is accounted for at fair value on a non-recurring basis. Estimates of our asset retirement obligations fall within Level 3 of the fair value hierarchy, as the estimates of environmental remediation costs involve unobservable inputs.

NOTE 4 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, a major customer provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance is being repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of June 30, 2010 and September 30, 2009, customer advances were $300,000 and $750,000, respectively, and $150,000 of the remaining customer advance balance was classified as a long-term liability as of September 30, 2009.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 6 – ACQUISITION OF STACCATO GOLD RESOURCES LTD.:

On June 2, 2010, the Company completed its acquisition of all of the issued and outstanding common shares of Staccato Gold Resources Ltd. (“Staccato”), by way of a court approved Plan of Arrangement under the Business Corporations Act (British Columbia) in accordance with the terms of an Arrangement Agreement, dated March 22, 2010, by and between the Company and Staccato.  The acquisition was also approved by the Timberline stockholders and Staccato’s securityholders.  Staccato was a publicly held Canadian corporation engaged in the exploration of precious metals properties in Nevada.  Timberline acquired Staccato in order to further the exploration and development of mineral properties owned or leased by Staccato, as well as to increase the working capital of the Company.

This transaction was accounted for as a business combination.  The Company acquired all of the issued and outstanding common shares of Staccato in consideration for the issuance of one share of common stock of the Company for every seven common shares of Staccato and $0.0001 in cash for each common share of Staccato.  In addition, the Company acquired all of the issued and outstanding warrants to purchase common shares of Staccato and options to purchase common shares of Staccato, after giving effect to the exercise and cancellation of certain options immediately prior to closing, in consideration for the issuance by the Company of a warrant to purchase one share of common stock of the Company for every seven Staccato warrants or an option to purchase one share of common stock of the Company for every seven Staccato options, as applicable.  Pre-acquisition Timberline shareholders own approximately 74% of the issued and outstanding common stock of the Company as of the acquisition date and former Staccato shareholders own approximately 26%.  On a fully diluted basis, Timberline is owned 71% by pre-acquisition Timberline shareholders and 29% by former Staccato shareholders as of the acquisition date.

The purchase price of the transaction was $15,435,199, consisting of the issuance of 14,301,380 shares of Timberline common stock valued at $14,444,394; 6,352,437 warrants to purchase one share of Timberline common stock valued at $889,341; 102,143 options to purchase one share of Timberline common stock valued at $64,429; and cash of $37,035. The Company incurred $214,477 in expenses related to the acquisition, $205,541 of which are included in professional fees expense, $5,800 are included in mineral exploration expenses and $3,136 are included in other general and administrative expenses in the consolidated statement of operations.

Timberline’s common stock issued as consideration was valued based upon the closing price of $1.01 per share of our common stock on the NYSE Amex on June 2, 2010.  The warrants and options that were issued as consideration were valued on that date using the Black-Scholes pricing model, based upon the following principal assumptions:

	Warrants	Options
Risk-free interest rate	0.38%	0.22% - 1.30%
Dividend yield	N/A	N/A
Volatility factor	106.1%	57.7% - 121.6%
Remaining period to expiry date – warrants (weighted average) / Expected term - options	1.13 years	0.60 – 2.90 years

The purchase price allocation of the acquisition is summarized as follows:

Purchase price:
Shares issued on acquisition	$14,444,394
Warrants	889,341
Options	64,429
Cash	37,035
$15,435,199

Net assets acquired:
Cash and cash equivalents	$4,458,068
Other current assets	69,684
Restricted cash	54,258
Property, mineral rights and equipment, net	10,853,189
$15,435,199

The consolidated statement of operations of the Company for the three months and nine months ended June 30, 2010 includes expenses incurred by Staccato of $90,356 and no revenue since the acquisition date.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 6 – ACQUISITION OF STACCATO GOLD RESOURCES LTD., (continued):

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the Staccato acquisition had occurred at the beginning of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results. The unaudited pro forma loss from operations, net loss and net loss per share available to common stockholders, basic and diluted, for the three months and nine months ended June 30, 2010 includes non-recurring severance and professional expenses incurred by Staccato in the amount of $1,622,248.

	Three months ending June 30		Nine months ending June 30
	2010	2009	2010	2009
Revenues	$6,440,783	$4,361,137	$15,668,852	$12,545,217
Loss from operations	(2,707,852)	(127,568)	(5,349,653)	(3,475,987)
Net loss	(2,883,313)	(130,663)	(5,698,931)	(3,466,251)
Net loss per share available to common stockholders, basic and diluted	(0.05)	Nil	(0.10)	(0.07)

NOTE 7 – RELATED PARTY TRANSACTIONS:

Related party notes payable consist of the following at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009

Small Mine Development, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Small Mine Development, LLC	$-	$477,916

On October 31, 2008, the Company entered into a series of agreements in connection with a $5 million loan from Small Mine Development, LLC (“SMD”). The loan documents included: a convertible note (the “Convertible Term Note”), a credit agreement (the “Credit Agreement”), a collateral assignment and pledge of stock and security agreement (the “Pledge Agreement”), a security agreement (the “Security Agreement”) and a right of first refusal over the Company’s Butte Highlands property (the “Right of First Refusal”).

The Convertible Term Note has a principal amount of $5 million and is collateralized with all of the stock of Timberline Drilling, Inc., as well as a Deed of Trust covering the Company’s Butte Highlands property in Silver Bow County, Montana (the “Butte Highlands Property”).

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

The Convertible Term Note was to be repaid on or before October 31, 2010, including interest due at maturity, and may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS, (continued):

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

In June 2010, SMD agreed to extend the Maturity Date of the Convertible Term Note to on or before April 30, 2012.  All interest accrued through June 30, 2010 was paid by the Company to SMD at that time.  The Company also paid a $50,000 extension fee to SMD in consideration for the extension of the Convertible Term Note.  The extension fee has been recorded as a deferred financing cost and is being amortized over the life of the loan.  The Convertible Term Note was also amended to require interest accrued subsequent to June 30, 2010 to be paid by the Company to SMD monthly, rather than accruing interest to maturity.  All other terms of the loan were unchanged.

Butte Highlands Joint Venture Agreement

On October 27, 2008 the Company announced it had entered into discussions with Mr. Guill to form a 50/50 joint venture with SMD at Timberline’s 100-percent owned Butte Highlands Gold Project.

On July 22, 2009, the Company entered into an Operating Agreement with Highland Mining, LLC (“Highland”), an affiliate of SMD, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (See Note 5). Under the terms of the operating agreement, the Company contributed its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

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

At June 30, 2010 and September 30, 2009, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $8,998 and $167,073, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at June 30, 2010 and September 30, 2009.

Swallow Consulting Agreement

In December 2009 the Company entered into an agreement with John Swallow, a former director and former executive of the Company, to provide advisory services as needed and requested by the Company through June 30, 2010.  In exchange for these services the Company paid Mr. Swallow $170,000.

Bridge Loan to Rae Wallace Mining Company

In May 2010, the Company entered into an agreement with Rae Wallace Mining Company (“Rae Wallace”), a corporation and related party, to provide bridge loan financing.  An unsecured loan for $100,000 was made by the Company to Rae Wallace, with an annual interest rate of 12%, due August 31, 2010.  The loan balance receivable of $100,000, as well as interest receivable of $1,500, is included in note and accrued interest receivable from related party on the consolidated balance sheet at June 30, 2010.  Subsequent to June 30, 2010, the entire loan balance was repaid, along with $2,467 of interest accrued up to the date of repayment, and the loan agreement was cancelled.

NOTE 8 – ASSET RETIREMENT OBLIGATION:

The Company has an asset retirement obligation (“ARO”) associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 8 – ASSET RETIREMENT OBLIGATION, (continued):

Estimated reclamation costs were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 12 years.

The following table summarizes activity in the Company’s ARO.

Nine Months Ended June 30, 2010
Balance at September 30, 2009	-
Initial measurement	$ 250,089
Accretion expense	6,252
Balance at June 30, 2010	$ 256,341

NOTE 9 – INCOME TAXES:

During the three months and nine months ended June 30, 2010, the Company realized no income tax benefit or provision. During the three months and nine months ended June 30, 2009 the Company realized an income tax benefit of none and $145,089, respectively for Mexican income taxes.

For the fiscal year ending September 30, 2010 the Company anticipates an effective income tax rate of 31% in Mexico, 0% in the United States and 0% in Canada due to the availability of accumulated net operating losses to offset any U.S. and Canadian income taxes.

NOTE 10 – COMMON STOCK AND WARRANTS:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 10 – COMMON STOCK AND WARRANTS, (continued):

In June 2010, as part of the Company’s acquisition of Staccato, 6,352,437 warrants were issued in exchange for outstanding Staccato warrants at the June 2, 2010 acquisition date. The warrants have an exercise price of $3.34 and have terms expiring between July 4, 2011 and August 16, 2011.  The value of the 6,352,437 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.38%, stock price on the date of closing the Staccato acquisition of $1.01, volatility of 106.1%, dividend yield of 0% and an expected life equal to the term of the warrants, was $889,341.  This value was included as part of the cost of the acquisition (see Note 6).

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2009	1,337,934	$0.50
Issued	8,050,375	3.00
Exercised	(1,085,944)	0.50
Expired	(251,990)	0.50
Outstanding at June 30, 2010(1)	8,050,375	$3.00

(1)

 These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.75	March 25, 2011
2,485,488	$3.34	July 4, 2011
1,744,500	$3.34	July 18, 2011
1,362,857	$3.34	August 9, 2011
759,592	$3.34	August 16, 2011
8,050,375

NOTE 11 – STOCK OPTIONS:

The Company has established the 2005 Equity Incentive Plan (as amended by shareholders of the Company on May 28, 2010) to authorize the granting of up to 10,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

The fair value of option awards granted during the nine months ended June 30, 2010 and 2009, respectively, was estimated on the date of grant using the assumptions noted in the following table.  Total compensation cost charged against operations under the plan for employees was $14,082 and $38,543 for the three months ended June 30, 2010 and 2009, and $273,319 and $828,330 for the nine months ended June 30, 2010 and 2009, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $7,082 and $7,950 for the three months ended June 30, 2010 and 2009, and $240,544 and $172,153 for the nine months ended June 30, 2010 and 2009, respectively.  These costs are classified under other general and administrative expenses.  During the three months ended June 30, 2010 the Company also granted 102,143 options as partial consideration for the acquisition of Staccato Gold Resources Ltd.  The $64,429 fair value of these options was included as part of the cost of the acquisition (see Note 6).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 11 – STOCK OPTIONS, (continued):

	Nine months ending
	June 30, 2010	June 30, 2009
Expected volatility	57.70% - 113.50%	105.30% - 106.60%
Weighted-average volatility	113.33%	106.60%
Expected dividends	-	-
Expected term (in years)	0.60 - 3.00	3.00
Risk-free rate	0.22% - 1.38%	1.02% - 1.38%
Expected forfeiture rate	0% - 10%	10%

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2009	6,235,168	$0.92
Granted	202,143	1.19
Exercised	(1,262,003)	0.44
Expired and forfeited	(341,667)	1.94
Outstanding at June 30, 2010	4,833,641	$0.99
Exercisable at June 30, 2010	3,938,148	$1.09

Weighted average fair value of options granted during the nine months
ended June 30, 2010		$0.67

The average remaining contractual term of the options outstanding and exercisable at June 30, 2010 was 3.28 and 3.24 years, respectively.  Of the options exercised, 286,668 were on a cashless basis, resulting in the issuance of 198,108 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $442,941 from the exercise of the remaining 975,335 options.  As of June 30, 2010, total unrecognized compensation expense related to options was $311,077 and the related weighted-average period over which it is expected to be recognized is approximately 0.34 years.  The aggregate intrinsic value of options exercised during the nine months ended June 30, 2010 and 2009 was $776,096 and $52,500, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2010 was $1,770,794 and $1,316,138, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, a facility in Butte, Montana, and offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho. The Company’s Mexico subsidiary also leases facilities for its administrative office and warehouse under defined term lease agreements which are for one year. Total office and storage rental expense aggregated $48,265 and $72,168 for the three months ended June 30, 2010 and 2009, respectively, and $159,001 and $219,830 for the nine months ended June 30, 2010 and 2009, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 13 – COMMITMENTS AND CONTINGENCIES, (continued):

Unpaid IRS Interest and Penalties

The Company has received notice from the Internal Revenue Service (“IRS”) that Timberline Drilling has been assessed late filing penalties for payroll taxes not paid on a timely basis during the period from October 1, 2007 through May 15, 2008. As of June 30, 2010, the balance of those unpaid interest and penalties is $272,105 and is included in accrued taxes on the consolidated balance sheet.

The Company has negotiated tacit approval to a payment plan with the IRS relating to the unpaid interest and penalties owed as of June 30, 2010.  In April 2009, the Company began making $10,000 monthly installment payments on the outstanding balance of interest and penalties, increasing to $30,000 per month in April 2010.  During the year ended September 30, 2009, Timberline Drilling’s assets became subject to a tax lien until all interest and penalties assessed by the IRS are satisfied.  If the Company fails to comply with the negotiated payment plan or is otherwise unable to pay the interest and penalties owed to the IRS, the IRS could force the sale of certain assets of Timberline Drilling to satisfy the interest and penalties due.

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

NOTE 14 – SEGMENT INFORMATION:

The Company has three operating segments at June 30, 2010: drilling revenues from Timberline Drilling; drilling revenues in Mexico through Timberline Drilling’s subsidiary, World Wide Exploration; and Timberline’s exploration activities, including exploration activities performed by Staccato.

Segment information for the three months and nine months ended June 30, 2010 and 2009 are as follows:

	Three months ending June 30		Nine months ending June 30
Revenues:	2010	2009	2010	2009
Timberline	$-	$-	$-	$-
Timberline Drilling	5,871,331	3,592,474	14,238,348	8,823,389
World Wide Exploration	649,265	768,663	1,510,317	3,721,828
Elimination of intersegment revenues	(79,813)	-	(79,813)	-
Total revenues	$6,440,783	$4,361,137	$15,668,852	$12,545,217

Income / (Loss) before income taxes:
Timberline	$(1,078,324)	$(91,033)	$(3,294,595)	$(4,071,881)
Timberline Drilling	637,265	270,380	1,418,867	(1,536,892)
World Wide Exploration	(373,641)	61,714	(780,566)	(242,774)
Income / (Loss) before income taxes	$(814,700)	$241,061	$(2,656,294)	$(5,851,547)

Total assets:			June 30, 2010	September 30, 2009
Timberline			$17,640,228	$1,323,051
Timberline Drilling			12,264,831	9,997,792
World Wide Exploration			2,330,408	2,703,384
Total assets			$32,235,467	$14,024,227

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 14 – SEGMENT INFORMATION, (continued):

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

During the three months and nine months ended June 30, 2010, revenues from transactions with two customers and one customer, respectively, amounted to 10% or more of our total revenues.  Customer A accounted for revenue of $5,660,810 and $13,950,773 during the three months and nine months ended June 30, 2010, respectively.  The revenue for customer A is reported through Timberline Drilling.  Customer B accounted for revenue of $649,265 during the three months ended June 30, 2010 but did not amount to 10% or more of total revenues for the nine months ended June 30, 2010.  The revenue for customer B is reported through World Wide Exploration.

The assets of Timberline are located in the United States.  The assets of Timberline Drilling are also located in the United States and their revenues are derived from drilling contracts in the United States.  The assets of World Wide Exploration are located in Mexico and their revenues are derived from drilling contracts in Mexico.

Timberline is not an operating entity at this point insofar as it is not generating revenues from the sale of its properties, but the Company is actively exploring several properties for their mining potential.

NOTE 15 – SUBSEQUENT EVENTS

Settlement of Litigation

In January 2009, the Company filed a complaint in the United States District Court for the District of Idaho (the “Court”) against American Drilling, LLC, American Drilling Corporation (along with American Drilling, LLC referred to as “American Drilling”), and Steven Elloway ("Elloway").  Subsequent to June 30, 2010, the parties entered into a mutual settlement and release whereby Elloway and American Drilling agreed to pay Timberline $150,000 in exchange for releasing Elloway and American Drilling from the complaint.  The parties also mutually agreed to releases from any future litigation by all parties.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our annual report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission on December 8, 2009 and under the heading “Item 1A. Risk Factors” in this quarterly report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with the management appointments of John Swallow and Paul Dircksen, the addition of Randal Hardy, our acquisition of a drilling services company, and the acquisition of Butte Highlands, we diversified our business plan to include drilling services and an underground mine with possible gold production.  Prior to our new business model, the addition of new management, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses. In June 2010, the Company acquired Staccato Gold Resources Ltd., a Canadian corporation, engaged in exploring for precious metal deposits in Nevada and advancing them to production.

Timberline Resources is a diversified gold company comprised of three complementary business units:  an underground mine with possible gold production, exploration, and drilling services.  Its vertically-integrated business model provides investors exposure to potential gold production, the discovery opportunities of exploration, as well as the services sector of the mining industry.  Timberline has contract core drilling subsidiaries in the western United States and Mexico and an exploration division focused on district-scale gold projects with the potential for near-term, low-cost development.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  As the work progresses, the potential of the property becomes more and more clear.  If the exploration results are favorable, the value of the property may increase significantly.  We believe our business model offers the opportunity for our shareholders to participate in the markets for precious and base metal mining without the degree of risk inherent to mine operation and/or sole reliance on speculative early-stage drill-plays.

Corporate Overview

Timberline Resources Corp.’s business is comprised of a joint venture to develop and mine our Butte Highlands gold project located in southwestern Montana (“Butte Highlands Gold Project”), an exploration division and two wholly-owned operating drilling subsidiaries.

Our exploration division is focused on district-scale gold projects with the potential for near-term, low-cost development.  In addition to the advancement of the properties acquired in Nevada with the Staccato acquisition and the evaluation of other potential properties and projects, the exploration division is responsible for the acquisition and advancement of our Butte Highlands Gold project that is part of a 50/50 joint venture agreement with Highland Mining, LLC and which began development in the latter half of 2009.

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

On June 2, 2010, the Company closed its acquisition of Staccato Gold Resources Ltd. (“Staccato”), a Canadian mineral exploration corporation listed on the TSX Venture Exchange.  Under the terms of the acquisition, Staccato shareholders received one share of Timberline common stock for every seven shares of Staccato common stock held (the “Exchange Ratio”) and $0.0001 for every share of Staccato common stock held.   Pursuant to the acquisition, the holders of a portion of outstanding Staccato options and the holders of all Staccato warrants received Timberline options and warrants at the Exchange Ratio and with corresponding changes to the exercise prices based on the Exchange Ratio.  The balance of the outstanding Staccato options were either exchanged for Staccato shares prior to the closing or cancelled at closing.

As a result of this acquisition, Timberline has acquired Staccato’s South Eureka property, which includes a partially drill-tested exploration portfolio and the advanced-stage Lookout Mountain project, located along Nevada’s Battle Mountain – Eureka trend, and approximately $4.5 million in cash.  Upon completion of the acquisition, Timberline has approximately 56 million common shares issued and outstanding, with approximately 72 million shares on a fully diluted basis.  Pre-acquisition Timberline shareholders own approximately 74% of the current shares outstanding and former Staccato shareholders own approximately 26%.  On a fully diluted basis, Timberline is owned 71% by pre-acquisition Timberline shareholders and 29% by former Staccato shareholders.  In conjunction with this acquisition, shares of Timberline’s common stock are now listed on the TSX Venture Exchange in Canada where they trade under the symbol “TBR”, in addition to the Company’s NYSE Amex listing.

Timberline is listed on the NYSE Amex (the “Exchange”) and trades under the symbol “TLR”.  On February 13, 2009, we received notice from the Exchange that as of September 30, 2008 the Company was below certain of the Exchange’s continued listing standards due to Timberline’s stockholders’ equity not meeting certain minimum requirements. Timberline submitted a plan of compliance to the Exchange on March 13, 2009.

On May 4, 2009 the Company received notice from the Exchange that the Exchange had accepted its plan of compliance and would continue listing Timberline on the Exchange, subject to certain conditions.  On May 27, 2010 the Company received notification from the Exchange that Timberline had resolved its continued listing deficiencies and the compliance period had ended.

Drilling Services

Our underground focus with established customers continues to provide a solid base of operations as above-ground and more speculative exploration drilling has been cut back and/or delayed during the current industry slowdown.  Many companies have delayed exploration plans and reduced their exploration spending in order to conserve cash.  In spite of reduced drilling demand over the past year and a half, we believe that our continuous right-sizing efforts at Timberline Drilling, a more balanced level of input costs, availability and retention of qualified labor, and our ongoing focus on profitability will continue to improve the operating results of our drilling subsidiaries.

Over the past two years we have successfully established a new corporate culture in our drilling subsidiaries and have renewed our focus on underground drilling at established mining operations.  We have reduced the layers of management between the head office and operations in the field, streamlined our processes and operations, strengthened our balance sheet, and implemented new employee incentive programs.  These objectives were achieved under extremely difficult market conditions.

During the quarter ended June 30, 2010, Timberline Drilling extended its current contract with Newmont Mining through February 2014, enhancing an already solid relationship.  We have established joint planning and safety review teams with Newmont and, furthermore, Newmont has provided us with mine site facilities to support our operations.  We believe that the contract extension provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent foundation for future stability and growth.  This also allows us to focus on further improvements in customer service and safety with our largest client.

Timberline Drilling also secured several contracts with junior exploration companies during the quarter to commence drill programs over the next several months.  In addition, a supplementary contract was signed with Newmont for deep-hole drilling in Nevada that is expected to provide long-term surface drilling revenue.  Timberline Drilling also commenced surface exploration drilling at the Company’s Butte Highlands Gold Project during the quarter, and expects to commence underground resource definition drilling at Butte Highlands and surface exploration drilling at our newly-acquired South Eureka property in Nevada during the fourth fiscal quarter.  As of June 30, 2010, Timberline Drilling has 14 drills operating and expects to have several additional drills operating in the fourth fiscal quarter.

Our Mexican subsidiary, WWE, had five drills operating at the end of the quarter, an increase of three drills from the two drills operating at the beginning of the quarter.  Drilling activity in Mexico is picking up with our major client and at other exploration and development projects.  However, while we have seen marginal increases in demand for drilling projects, expected pricing levels have lowered anticipated margins to the point that we do not pursue certain contracts that would not be profitable.  In addition to market and financing factors, the demand for drilling services in Mexico remains subdued due, in part, to a number of other factors, including increased violence in some areas.  We have a seasoned and experienced management team at WWE, and the overall situation in Mexico continues to be monitored closely by our management.

Exploration Division

Butte Highlands Project

Our Exploration Division advanced our Butte Highlands Gold Project on several fronts during the quarter ended June 30, 2010.   Our joint venture partner, Highland Mining, LLC, continued to advance the underground ramp to access the mineralized areas; to allow for underground exploration and ore definition drilling, as well as additional project exploration during the remainder of 2010.  As of June 30, 2010, the underground ramp had been advanced approximately 1,000 feet toward the expected mineralization.

The application for our Hard Rock Operating Permit was submitted to the Montana Department of Environmental Quality in early May 2010. We, in conjunction with staff from the Butte Highlands Joint Venture, continue to refine the mine and underground exploration planning that is an integral part of our overall mine planning at the Butte Highlands Gold Project.  The ongoing exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and results, is expected to be followed by production in mid 2011.

South Eureka Property

The South Eureka Property, including the Lookout Mountain project, was the primary asset acquired by Timberline in the Acquisition of Staccato Gold Resources, Ltd. in June 2010. The acquisition was predicated on the review and assumption that based on historic drill data, favorable metallurgical tests, a number of partially tested mineralized targets, a non-compliant gold resource, and current gold prices; a low-cost, low-grade, heap leachable gold mine could potentially be developed.

The Lookout Mountain project is located within the southern portion of Nevada’s productive Battle Mountain-Eureka gold belt and is considered an advanced-stage gold project at the beginning of the pre-feasibility stage,. The South Eureka Property, exceeding 15,000 acres in size, includes a 4-mile strike length of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp, Norse-Windfall Mining, Amselco, Echo Bay Mines, and Barrick Gold. A total of 533 holes have been drilled on the property, totaling 267,000 feet. Gold mineralization tested to date is typical sediment hosted Nevada gold mineralization.

Timberline is permitting an aggressive core and rotary drill program at the South Eureka Property that began in August 2010. The program is designed to focus on in-fill, metallurgical, and geotechnical drilling, with a smaller drill program to test a number of out-lying exploration targets. The program objective is to confirm the existing gold resource and incorporate all technical and economic data and parameters into a preliminary economic scoping study.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t require higher gold prices in order to advance our business model.  As a company, we are focused on continuous improvement at our drilling subsidiaries, advancing the Butte Highlands Gold Project toward expected gold production, advancing exploration programs on our South Eureka Property acquired in the Staccato acquisition, and continuing to evaluate new opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe the combination of management and the Company’s board of directors has the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and continue to do so.

Results of Operations for the Three Month and Nine Month Periods ended June 30, 2010 and 2009

Combined Results – Timberline Corporate, Timberline Exploration, Timberline Drilling and WWE

For the three months ended June 30, 2010, we reported $6,440,783 in revenue compared to $4,361,137 in the same period of 2009.  Our revenues are derived entirely from our drilling subsidiaries and are comprised of $5,791,518 from Timberline Drilling and $649,265 from WWE for the three months ended June 30, 2010.  Total gross profit from our drilling subsidiaries was $1,029,894, with gross profit (loss) from Timberline Drilling and WWE of $1,271,153 and $(241,259), respectively, for the three months ended June 30, 2010.

Our overall after tax net loss for the three months ended June 30, 2010 was $814,700 compared to an overall net income of $241,061 for the three months ended June 30, 2009.  The results for the three months ended June 30, 2009 included a recovery of previously expensed professional fees of $527,207.  Our net loss for the three months ended June 30, 2010 is comprised of a loss of $1,078,324 for Timberline Corporate and Exploration and $373,641 at WWE, offset by net income of $637,265 for Timberline Drilling.  Interest expense for the three months ended June 30, 2010 was $168,343, compared to $167,309 for the three months ended June 30, 2009.

For the nine months ended June 30, 2010, we reported $15,668,852 in revenue compared to $12,545,217 in the same period of fiscal 2009.  Our revenues were comprised of $14,158,535 from Timberline Drilling and $1,510,317 from WWE for the nine months ended June 30, 2010.  Total gross profit from our drilling subsidiaries was $2,735,472, with gross profit (loss) from Timberline Drilling and WWE of $3,213,656 and $(478,184), respectively, for the nine months ended June 30, 2010.

Our overall after tax net loss for the nine months ended June 30, 2010 was $2,656,294 compared to an overall net loss of $5,706,458 for the nine months ended June 30, 2009.  The year to date loss is significantly lower than the previous year as a result of higher gross margins on drilling service revenues, reduced salaries and benefits expenses and lower professional fees expenses in the current year, offset somewhat by higher mineral exploration expenses.  Our net loss for the nine months ended June 30, 2010 is comprised of a loss of $3,294,595 for Timberline Corporate and Exploration and $780,566 at WWE, offset by net income of $1,418,867 for Timberline Drilling.  Interest expense for the nine months ended June 30, 2010 was $493,043, compared to $1,186,943 for the nine months ended June 30, 2009.  The decrease in interest expense during the nine months ended June 30, 2010 is attributable primarily to the absence of interest expenses associated with a bridge loan that was owed by the Company in the previous year as well as a decrease in interest expense related to the Company’s liability to the IRS for unpaid payroll taxes.

Over the past two years, the demand for drilling services has declined due to a decrease in demand from the exploration industry and the general economic downturn.  Junior resource and exploration stage companies have been adversely affected by the state of the capital markets and many have scaled back or eliminated exploration and development activities. The demand for drilling services, however, appears to have stabilized, and, based upon our current and upcoming drilling activity, we expect revenues to increase slightly to approximately $21 million for fiscal 2010 as compared to $17.6 million in fiscal 2009.

In response to the changes in the economic and mining industry environment, we have implemented cost-cutting measures and stabilized our revenue stream.  The result of this focus on cost-cutting and revenue stabilization has allowed our combined drilling entities to achieve profitability for five consecutive quarters in spite of difficult market conditions.  We expect that our implementation of operational improvements and focus on financial discipline will result in continued positive earnings, improved gross margins, and more positive cash flow as demand for our services increases.

Timberline Drilling and WWE provide drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  Due to decreased demand for drilling services, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for two major customers as well as three other customers.  While we have seen increases in requests for proposals for drilling services, and secured additional drilling service contracts for new customers commencing in the second half of the Company’s fiscal year, we cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

The after tax net loss of $1,078,324 for the combined Timberline Corporate and the Exploration division during the three months ended June 30, 2010 is comprised of non-cash charges of $37,194, exploration expenditures of $266,261, salaries and benefits of $105,129, professional fees of $220,860, other general and administrative costs of $307,277, interest expense of $145,142 and foreign exchange loss of $1,057, less interest income of $4,596.  Included in the non-cash charges are $21,164 in expenses related to stock options that vested during the quarter.  Also included in the non-cash charges are $16,030 in depreciation, amortization and accretion of our asset retirement obligation.

The after tax net loss of $3,294,595 for the combined Timberline Corporate and the Exploration division during the nine months ended June 30, 2010 is comprised of non-cash charges of $594,962, exploration expenditures of $552,393, salaries and benefits of $343,160, professional fees of $773,957, other general and administrative costs of $647,649, interest expense of $424,807 and foreign exchange loss of $1,057, less other income of $31,977 and interest income of $11,413.  Included in the non-cash charges are $555,839 in expenses related to stock options and stock awards that vested during the year to date.  Also included in the non-cash charges are $39,123 in depreciation, amortization and accretion of our asset retirement obligation.

Timberline Drilling and WWE

For the three months ended June 30, 2010, Timberline Drilling had revenues of $5,791,518 as compared to $3,592,474 for the three months ended June 30, 2009.  This increased revenue is attributable to a significantly higher utilization rate of our drill rigs as our major customer increased the number of drills required.  WWE had revenues of $649,265 for the three months ended June 30, 2010 as compared to $768,663 for the three months ended June 30, 2009.  Overall the demand for drilling services appears to have stabilized during the past few months.  Junior resource and exploration stage companies are beginning to obtain access to capital for their drilling programs, and, as a result, the overall demand for drilling services, while not as robust as in 2007 and 2008, continues to show signs of improvement.  Timberline Drilling’s revenue per foot drilled during the quarter was also higher when compared to the previous year.  It is evident that cost-cutting and team-building efforts implemented at Timberline Drilling, along with better processes and controls, retention of skilled labor, and our ongoing focus on profitability, have resulted in multiple consecutive quarters of profitable operations.  The decrease in revenues at WWE is attributable to reduced demand for drilling services in Mexico and the resulting reduction in the number of operating drill rigs compared to the previous year. While the number of drills operating in Mexico during the fiscal third quarter increased to five by quarter end, they did not produce adequate footage to operate profitably.  On a combined basis, we expect that our revenue from Timberline Drilling and WWE for fiscal year 2010 will be approximately $21 million due to greater overall utilization of our drill rigs.

For the three months ended June 30, 2010, net income before taxes from Timberline Drilling was $637,265 while net loss before taxes at WWE was $373,641 as compared to a net income before taxes of $270,380 for Timberline Drilling and net income before taxes of $61,714 for WWE for the three months ended June 30, 2009.  At Timberline Drilling, the current quarter income is primarily attributable to increased drilling revenue and significantly decreased operating, general and administrative, and interest expenses. At WWE, the current quarter loss is primarily attributable to a decrease in drilling revenue and increase in operating costs, offset somewhat by reduced general and administrative and other expenses.

For the nine months ended June 30, 2010, Timberline Drilling had revenues of $14,158,535 as compared to $8,823,389 for the nine months ended June 30, 2009.  WWE had revenues of $1,510,317 for the nine months ended June 30, 2010 as compared to $3,721,828 for the nine months ended June 30, 2009.  The increase in revenues at Timberline Drilling during the year to date is attributable to significantly increased utilization of drill rigs compared to the previous year.  Timberline Drilling’s revenue per foot drilled and the average footage drilled by each operating drill rig during the year to date were also higher when compared to the previous year.  The decrease in revenues at WWE is attributable to difficult operating conditions in Mexico, significantly reduced demand for drilling services, and the resulting reduction in the number of operating drill rigs compared to the previous year.

For the nine months ended June 30, 2010, net income before taxes from Timberline Drilling was $1,418,867 while net loss before taxes at WWE was $780,566 as compared to a net loss before taxes of $1,536,892 for Timberline Drilling and net loss before taxes of $242,774 for WWE for the nine months ended June 30, 2009.  At Timberline Drilling, the year to date income is primarily attributable to increased drilling revenue and significantly decreased operating, general and administrative, and interest expenses. At WWE, the year to date loss is primarily attributable to a significant decrease in drilling revenue and gross profits, offset somewhat by reduced general and administrative and other expenses.

We expect that revenue stability resulting from our drilling contract with Newmont Mining in Nevada, coupled with our continued focus on reducing operating and administrative costs and improving performance efficiencies, will result in continued positive earnings and cash flow from our drilling subsidiaries on a combined basis as we have demonstrated for the past five consecutive fiscal quarters.  Management is also closely monitoring the performance of WWE, and is implementing operational changes to reduce operating costs at our Mexican operations.

Financial Condition and Liquidity

At June 30, 2010, we had assets of $32,235,467 consisting of cash in the amount of $6,278,711; accounts receivable, net of allowance for doubtful accounts, in the amount of $1,410,368; materials and supplies inventories valued at $1,584,112; property, mineral rights and equipment, net of depreciation of $18,661,250; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524 and other assets of $1,492,502.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

We expect to rely upon our existing cash balances and the revenues generated by our contract drilling subsidiaries, however, the recent economic instability make it difficult for the Company’s management to accurately predict revenues from these services for the remainder of the 2010 fiscal year and future fiscal years.  If revenues from our contract drilling subsidiaries decline, our exploration activities and other operations will be reliant upon our cash on hand and equity financings to continue into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities, debenture issuances or asset sales.

The current liabilities of the Company include outstanding interest and penalties due to the Internal Revenue Service in the amount of $272,105.  The Company is making monthly installment payments on the outstanding balance and expects to pay the remaining balance within the next 12 months.

At June 30, 2010 the Company has a working capital surplus of $5,217,986.    Management believes that the cash on hand and cash flow generated from its drilling company operations will provide it with sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or drilling services operations.

On February 13, 2009, we received a notice from the NYSE Amex indicating that we were not in compliance with the exchange’s continued listing requirements.  In March 2009, we submitted a compliance plan to the NYSE Amex to maintain our listing.  On May 4, 2009 this compliance plan was accepted by the NYSE Amex, giving the Company until August 13, 2010 to regain compliance with the continued listing standards of the exchange.  On May 27, 2010 the Company received notification from the NYSE Amex that Timberline had resolved its continued listing deficiencies and the compliance period had ended.  The Company must maintain compliance with the continued listing standards in the future or risk being subject to delisting procedures again.  If we are unable to maintain our listing on the NYSE Amex and are unable to obtain a comparable listing, the liquidity of our common stock could decrease significantly and our ability to raise additional capital through equity or convertible debt could be impaired.

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

ITEM 1. LEGAL PROCEEDINGS.

In January 2009, the Company filed a complaint in the United States District Court for the District of Idaho (the “Court”) against American Drilling, LLC, American Drilling Corporation (along with American Drilling, LLC referred to as “American Drilling”), and Steven Elloway ("Elloway").  Timberline Drilling alleged that when Elloway resigned his employment with the Company, he immediately started American Drilling, and that Elloway and American Drilling had subsequently violated Elloway's Supplemental Income Agreement with Timberline Drilling, which restricted his post-termination competitive activities.  In addition to seeking monetary damages, Timberline Drilling asked the Court to issue an injunction to prohibit future improper competition or use of Timberline Drilling trade secrets by Elloway or American Drilling.

Subsequent to June 30, 2010, the parties entered into a mutual settlement and release whereby Elloway and American Drilling agreed to pay Timberline $150,000 in exchange for releasing Elloway and American Drilling from the complaint.  The parties also mutually agreed to releases from any future litigation by all parties.

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

The acquisition will involve the integration of companies that previously operated independently.  Timberline’s ability to realize the anticipated benefits of the acquisition will depend, in part, upon the following:

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

The increased number of shares of Timberline Common Stock as a result of the issuance of shares of Timberline Common Stock pursuant to the acquisition may increase the volatility of Timberline’s share price.

Although the issuance of shares of Timberline Common Stock as a result of the acquisition should increase liquidity in the market for such shares of Timberline Common Stock, there may be greater volatility of market prices in the near term pending the creation of a stable stockholder base.  Any such volatility could result in a decline in the market price of shares of Timberline Common Stock.

The value of shares of Timberline Common Stock may be adversely affected by any inability of the combined company to achieve the benefits expected to result from the completion of the acquisition.

Achieving the benefits of the acquisition will depend in part upon meeting the challenges inherent in the successful combination of business enterprises of the size and scope of Timberline and Staccato and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that the combined company will meet these challenges and that such diversion will not negatively impact the operations of the combined company following the closing of the acquisition.

The combined company may not realize the benefits of its growth projects.

As part of its strategy, the combined company will continue existing efforts and initiate new efforts to develop gold and other mineral projects and will have a larger number of such projects as a result of the acquisition.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on the combined company’s financial position and results of operations.

The issuance of shares of Timberline Common Stock or securities convertible into shares of Timberline Common Stock may allow someone to exert substantial influence over Stockholder voting.

If a significant amount of securities issued pursuant to the acquisition or in a subsequent financing were acquired by one person or entity, then that person or entity would be able to exert substantial influence over or actually control the outcome of subsequent Stockholder votes.

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

Timberline will become a ‘reporting issuer’ in the provinces of British Columbia and Alberta upon completion of the acquisition.  As a result, Timberline will be subject to increased regulatory scrutiny and costs associated with complying with securities legislation in those provinces.  For example, Timberline will be subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change.  Timberline does not anticipate any particular regulation that would be difficult to comply with.  However, failure to comply with regulations may result in civil awards, fines, penalties and orders that could have an adverse effect on Timberline.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All sales of unregistered equity securities during the period covered by this report were previously reported by the Company under cover of Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Loan Amendment between the Company and Small Mine Development, dated June 21, 2010
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date:  August 11, 2010

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  August 11, 2010