Form 10-K
period 2010-09-30
Timberline Resources Corp
filed 2010-12-20
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
TSX Venture Exchange

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2010, the aggregate market value of the 41,244,398 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 6,429,162 shares held by affiliates of the registrant as a group, was $36,555,998. This figure is based on the closing sale price of $1.05 per share of the Registrant’s Common Stock on March 31, 2010 on the NYSE Amex.

Number of shares of Common Stock outstanding as of December 15, 2010: 55,792,938

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2010 Annual General Meeting of Shareholders. See Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

2

ITEM 1. DESCRIPTION OF BUSINESS

2

ITEM 1A.  RISK FACTORS AND UNCERTAINTIES

5

ITEM 1B. UNRESOLVED STAFF COMMENTS

11

ITEM 2. DESCRIPTION OF PROPERTIES

12

ITEM 3.  LEGAL PROCEEDINGS

27

ITEM 4.  [REMOVED AND RESERVED]

27

PART II

28

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

28

ITEM 6. SELECTED FINANCIAL DATA

29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

29

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

65

ITEM 9A. CONTROLS AND PROCEDURES

65

ITEM 9B. OTHER INFORMATION

65

PART III

66

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

66

ITEM 11. EXECUTIVE COMPENSATION

66

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

66

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

66

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

66

PART IV

66

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

66

SIGNATURES

68

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

risks related to mineral estimates;

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

•

risks related to our subsidiaries’ activities; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

In March 2006, we acquired Timberline Drilling, Inc. (“Timberline Drilling”), formerly known as Kettle Drilling, as a wholly-owned subsidiary.  Timberline Drilling was formed in 1996 and provides mineral core drilling services to the mining and mineral exploration industries primarily in the western United States.

In July 2007, we closed our purchase of the Butte Highlands Gold Project.  In October 2008, we announced that we had agreed to form a 50/50 joint venture with Small Mine Development (“SMD”) at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (an affiliate of SMD) (“Highland”) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, Timberline will be carried to production by Highland, which will fund all mine development costs and began development in the summer of 2009. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of net proceeds from future mine production.

In June 2010, we closed our acquisition of Staccato Gold Resources Ltd., a Canadian-based resource company (“Staccato Gold”) that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s flagship gold exploration project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in north-central Nevada, along with Staccato Gold’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.

In September 2010, we closed our drilling services operation in Mexico which was operated by our wholly owned Mexican subsidiary, World Wide Exploration, S.A. de C.V. (“World Wide” or “WWE”), and moved substantially all of the assets of WWE to the United States to be available for use by Timberline Drilling.

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including Timberline Drilling and Staccato Gold.

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

Our Offices and Other Facilities

Timberline currently maintains its administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (866) 513-4859 (toll free) or (208) 664-4859.  Timberline also maintains a geological staff office at 1112 River St., Elko, NV 89801.  Timberline Drilling maintains its administrative office at 2775 Howard Street, Suite 2, Coeur d’Alene, ID 83815.  Timberline Drilling’s telephone number is 208-665-7211.  In addition, Timberline Drilling maintains a shop facility in Coeur d’Alene, ID and an operational facility in Elko, NV.

Our Employees

Timberline, the parent company, is an exploration company and currently has six employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

Our subsidiary, Timberline Drilling, has approximately 130 full-time employees in the U.S.  Our Staccato Gold subsidiary does not have any employees.  We believe that our relationship with our employees is good.

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

Overview of Our Mineral Exploration Business

Timberline, the parent company, is a mineral exploration company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

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

Portions of our mineral properties are owned by third parties, and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Butte Highlands	Richardson Family Trust	4	60 acres	3% to 4% NSR; Annual lease payment of $15,000 through 2012 and $20,000 each year thereafter on October 1. Option to purchase property during lease term for $2,000,000.
Snowstorm	Hecla Mining Company	38	750 acres	4% NSR
Snowstorm	Snowshoe Mining Company	6	78 acres	3% NSR
Spencer	Idaho, Department of Lands	Section 6, T12N R36E	640 acres	5% NSR
Lookout Mountain	Rocky Canyon Mining Company	373	6,368 acres

3.5% NSR royalty + 1.5% NSR royalty capped at $1.5 million  (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.

(Pending legal opinion, additional 2% NSR possible)

Windfall Patents	Century Gold	13	166 acres	Annual lease payment of $48,000; April 1, 2012 lease term; property may be purchased anytime before February 28, 2012 for $750,000; 4% NSR

All of the leases are contracts with varied terms, all of which provide for us to earn an interest in the property or receive a royalty.  For additional information see “Description of Property” below.

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

Overview of Timberline Drilling, Incorporated – Our Wholly Owned Subsidiary

In March 2006, Timberline acquired Kettle Drilling, Inc., which in September 2008 changed its name to Timberline Drilling, Inc.  Timberline Drilling provides core drilling services to mining and mineral exploration companies, primarily in the western United States, combining state of the art equipment, world-class technical expertise, innovative thinking, and a strong safety record.  Timberline Drilling specializes in underground drilling services in support of active mining operations and advanced exploration projects.  Working primarily with established companies, its business is less cyclical than that of surface drillers at early-stage exploration sites, where supplies, infrastructure, and project funding are less predictable.

Timberline Drilling has a fleet of 25 drill rigs which generated revenues of approximately $6.6 million in the quarter ending September 30, 2010, raising overall revenue for the 2010 fiscal year to more than $20.7 million, excluding revenue generated by drilling for Timberline Resources in Nevada and Montana.

During the year ended September 30, 2010, due to a difficult operating environment, declining financial results, and increasing country-related risk, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide.  World Wide’s drill rigs and related assets were moved back to the U.S. where they will be available for use by Timberline Drilling.

Looking ahead to the 2011 fiscal year, the ongoing general economic uncertainty continues to affect the ability of some of our potential clients to raise funds for drilling programs.  Our underground drilling operations in support of operating mines continue to perform well in the U.S., and we have seen some increase in requests for surface drilling services as well.  Revenues, gross profit and net income at Timberline Drilling increased considerably in comparison to the prior fiscal year, and we expect our revenues and profits to remain somewhat stable for the foreseeable future, with a potential for modest growth should drilling activity increase and commodity prices remain at or near current levels.  We also expect to continue to improve our cash flows as management focuses on profitability and customer service at Timberline Drilling.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, although the price of gold has risen steadily over the past year.  In 2008, gold traded between approximately $690 and $1,025 per ounce, based on the London PM Fix Price.  In 2009, gold traded between approximately $810 and $1,212, and in 2010 to date, gold has traded between approximately $1,058 and $1,421 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $1,389 on December 15, 2010.

In 2008, the price of silver per ounce ranged from approximately $8.80 to $20.90, based on the London Fix Price.   In 2009, the price of silver ranged from approximately $10.50 to $19.18 per ounce, and in 2010 to date, silver has traded between approximately $15.14 and $30.50 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $29.06 on December 15, 2010.

Seasonality

Seasonality in Nevada and Montana is not a material factor to our operations. Certain surface exploration work may need to be conducted when there is no snow on the ground but it is not a material issue.

ITEM 1A.  RISK FACTORS AND UNCERTAINTIES

An investment in a mine service and an exploration stage mining company with a short history of operations such as ours involves an unusually high amount of risk, both known and unknown, present and potential, including, but not limited to the risks enumerated below.

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

Risks Associated With Mining and the Exploration Portion of Our Business

All of our properties are in the exploration or development stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail.

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

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.  There can be no assurance that a mineral reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•	control dispersion of potentially deleterious effluents; and

•	reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineralized material, we may be required to reduce or cease exploration activity and/or operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral properties and the minerals that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral properties, we do not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

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

Many of our competitors have greater financial resources and technical facilities. Accordingly, we will attempt to compete primarily through the knowledge and experience of our management.  This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral properties that might yield reserves or result in commercial mining operations.

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

Although we have been in the business of exploring mineral resource properties since our incorporation in 1968, we were inactive for many years prior to our new management in January 2004. Since January 2004, we have not yet located any mineral reserve. As a result, we have not had any revenues from our exploration division, however we do have a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years and which we expect to generate revenues in the future. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that they will be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues (from exploration) during the period when we are exploring our properties.

During the fiscal year ending September 30, 2010, we (the parent company) had losses of $5,843,114 in connection with the maintenance and exploration of our mineral properties and the operation of our exploration business. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional employee/director/consultant options or if we sell additional shares to finance our operations.

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, capital funding above that provided through anticipated revenues of our revenue producing subsidiary, any additional growth and/or expanded exploration activity may need to be financed through sale of and issuance of additional shares, including, but not limited to, raising finances to explore our newly acquired South Eureka property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding 8,050,375 common share purchase warrants (exercisable into 8,050,375 shares of common stock), options granted that are exercisable into 6,093,641 common shares, and debt convertible into 3,333,333 common shares. If all of these were exercised or converted, these would represent approximately 24% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had six independent directors on our board of directors (Jim Moore, Vance Thornsberry, Eric Klepfer, Ron Guill, Robert Martinez, and David Poynton).  The Company has formed three committees to ensure our compliance with the requirements of the NYSE Amex.  We established an independent audit committee consisting of three independent directors, all of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE Amex.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as Randal Hardy, Paul Dircksen, Craig Crowell, or Martin Lanphere. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

We may not realize the benefits of the Lookout Mountain and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral projects.  We have a larger number of such projects as a result of the acquisition of Staccato Gold, including the Lookout Mountain project.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

As part of our business model, we pursue a strategy that may cause us to expend significant resources exploring properties that may not become revenue-producing sites, including the Lookout Mountain project.

Part of our business model is to pursue a strategy which includes significant exploration activities, such as proposed exploration at the Lookout Mountain project.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  We may spend significant resources exploring the Lookout Mountain project and gathering certain geologic information only to determine that the project is not capable of being a revenue-producing property for us.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of such existing and future debt at terms that are unfavorable to it.

Our ability to make payments on, and refinance, our debt and other obligations and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow.  If our cash flows prove inadequate to meet our debt service obligations, we may be required to refinance all or a portion of our existing or future debt or to sell assets or to obtain additional financing.  We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all.

We are required to comply with Canadian securities regulations and be subject to additional regulatory scrutiny in Canada.

We are a ‘reporting issuer’ in the provinces of British Columbia and Alberta since completion of the acquisition of Staccato Gold.  As a result, we are subject to increased regulatory scrutiny and costs associated with complying with securities legislation in those provinces.  For example, we are subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change.  We do not anticipate any particular regulation that would be difficult to comply with.  However, failure to comply with regulations may result in civil awards, fines, penalties and orders that could have an adverse effect on us.

Certain Risks Associated with Operation of Our Wholly Owned Subsidiary, Timberline Drilling, Inc.

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

Reliance on key accounts.

Timberline Drilling has a small number of accounts that make up the majority of overall revenue and gross profits. When a contract expires or is terminated there is no guarantee that Timberline Drilling has sufficient replacement contracts. Timberline Drilling continues to work with its existing client base and is actively pursuing new clients in order to minimize exposure in this area.

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

Our common stock is traded on the NYSE Amex and the TSX Venture Exchange.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States and Canada.

We do not intend to pay any dividends on shares of our common stock in the near future.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future, and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant.  It is our current intention to apply net earnings, if any, in the foreseeable future to finance the growth and development of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2010, Timberline has acquired mineral prospects for exploration in Nevada, Montana and Idaho mainly for target commodities of gold, silver, zinc and copper. The prospects are held by both patented and unpatented mining claims owned directly by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

South Eureka Property (Battle Mountain/Eureka Trend)

Timberline acquired the South Eureka property as part of its acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010.  South Eureka comprises an area of approximately 15,000 acres or more than 23 square miles.  The property is located approximately 5 miles south of the town of Eureka, Nevada, in the Eureka Mining district within the Battle Mountain – Eureka Trend, also referred to as the Cortez Trend.

The South Eureka property is comprised of 845 unpatented and 15 patented claims and several projects including: Lookout Mountain, Hiero/Syracuse, Windfall Patents, South Ratto, Hoosac/North Amselco, and New York Canyon.  Historic open pit mines on the property include: the Windfall pit, the Rustler pit, North and South Paroni pits, and the Lookout Mountain pit.  Timberline’s database contains over 274,347 feet of drill information from 538 drill holes that have been completed on the property from 1970 through January 2010.

The South Eureka property has no known reserves, as defined under SEC Industry Guide 7 of the United States Securities Act of 1933, as amended, and the proposed program for the property is exploratory in nature.

Property Description

The South Eureka property is located in the southern part of the Eureka mining district of Eureka County, Nevada, within T19N, R53E and unsurveyed T17N and T18N, R53E at the southern end of the Cortez Trend (Battle Mountain/Eureka Trend).  The South Eureka property is also within the bounds of the United States Geological Survey “USGS”) 1:24,000 scale 7.5 minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangle.

OREGON
IDAHO
UTAH
ARIZONA
CALIFORNIA
McDermitt
Getchell Trend
Chimney
Getchell
Pinson
Winnemucca
Rabbit Creek
Jerritt Canyon
Independence Trend
Wells
I-80
Carlin
Elko
Lone Tree
Marigold
Battle Mtn.
Gold Acres
Carlin Trend
Battle Mountain Eureka Trend
Horse Canyon
Buckhorn
Lovelock
Pipeline
Cortez Hills
Gold Bar
Archimedes
Reno- Fernley
Sparks
Tonkin Springs
Austin
Eureka
Fallon
50
Ruby Hill
Windfall
Ratto Canyon
Ely
South Eureka District Project
6
95
Round Mtn.
Hawthorne
367
Tonopah
Pioche
Goldfield
93
Beatty
95
I-15
Las Vegas
KEY
South Eureka District Project Approximately 4362500N, 588160E UTM
Gold Trend
Major Gold Deposit
0 10 20 30
Miles
N

Staccato Gold Resources Ltd.
Figure 1
South Eureka District Project
General Location and Regional Mineralization
State of Nevada

Drawn By: Robin Y. Webber February 2005

New York Canyon
South Rustler
"W" Claims
Windfall Patents
Hiero Syracuse
Hoosac
North Amselco
Lookout Mountain
South Ratto

SOUTH EUREKA
PROPERTY SUMMARY
Portions of T17-19N R53-54E
Eureka County, Nv.

The South Eureka property includes five contiguous claim groups known as Lookout Mountain, South Ratto, Hoosac/North Amselco, Hiero/Syracuse, and the Windfall Patents; and one non contiguous claim group known as New York Canyon.

N

Scale 1:84,000
1" = 7,000'
0 7000'
FEET

STACCATO GOLD
RESOURCES LTD

STACCATO GOLD RESOURCES, LTD.
Suite 305 - 595 Howe Street, Vancouver,
BC Canada, V6C 2T5

All unpatented mining claims on the South Eureka property have been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

The Company pays federal and county claim maintenance fees on the South Eureka property.  The Federal claim is due to the BLM by September 1st each year, and the remainder is due to Eureka County by November 1st each year.  The following table summarizes the claims and royalties for the South Eureka property:

South Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000. (Pending legal opinion, additional 2% NSR possible)	Unpatented	373	2,577 hectares (6,368 acres)
South Ratto Timberline holds title; 4% NSR	Unpatented	108	869 hectares (2,148 acres)
Hoosac/North Amselco Timberline holds title, under lease to DFH, a subsidiary of Royal Gold. Timberline currently pays all claim fees.
Hoosac 4% NSR + 2% NSR + 0.75% NSR	Unpatented	98	580 hectares (1,434 acres)
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR + 1% NSR + 1.6% NSR + 0.75% NSR	Unpatented	94	690 hectares (1,707 acres)
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc. Draft agreement in place pursuant to which Timberline would acquire the 16 claims, subject to the following royalties: 4% NSR + 2% NSR + 0.75% NSR. The Hoosac/North Amselco lease agreement would then cancel.	Unpatented	16	112 hectares (278 acres)
Hiero/Syracuse Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) (Pending legal opinion, 2% NSR possible)	Unpatented	111	765 hectares (1,892 acres)
Windfall Patents Mining lease and option agreement between Timberline and Century Gold. Annual lease payment of $48,000; April 1, 2012 lease term; property may be purchased anytime before February 28, 2012 for $750,000; 4% NSR	Patented	13	67 hectares (166 acres)
New York Canyon Timberline holds title; 4% NSR + 1.5% NSR	Unpatented	45	343 hectares (847 acres)
Total Unpatented Lode Claims		845	6,003 hectares (14,833 acres)
Total Patented Lode Claims		15

Timberline has the right to explore and develop the Lookout Mountain project subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, and amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Advanced royalty payments are $6,000 per month, or $72,000 per annum.  The work commitment on the project has been fulfilled.  A 3.5% net smelter return royalty, plus a 1.5% net smelter return royalty capped at $1.5 million (excludes Trevor and Dave claims) exists on the project.  In addition, a 2% NSR royalty may exist, pending a legal opinion that is forthcoming.

Monthly lease payments of $4,000, or $48,000 per annum, are due to maintain the Windfall Patents in good standing.  Staccato has the option to purchase the project for US$750,000 if the option is exercised before February 2012.  The term of the agreement extends until April 2012.  A 4% net smelter return royalty exists on the project.

The Hiero/Syracuse, South Ratto, and New York Canyon projects are owned by the Company subject to royalty agreements.  Net smelter return royalties up to 5.5% exist on the projects.  Pending a legal opinion that is forthcoming, the same 2% NSR royalty referenced above may exist on the Hiero/Syracuse project.

The Hoosac/North Amselco project is comprised of the Hoosac, North Amselco, and South Rustler/W-claim groups.  The Hoosac and North Amselco claims are owned by the Company and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc.  No payments are due under the lease agreement.  The South Rustler/W-Claims are owned by DFH Co.  A draft agreement is in place pursuant to which the Company would acquire the South Rustler/W-Claims, and the Hoosac/North Amselco lease agreement would cancel.  Net smelter return royalties ranging from 6.75% to 7.35% exist on the projects.  Timberline currently pays all of the claim maintenance fees for the Hoosac/North Amselco project.

Accessibility, Physiography, Climate and Infrastructure

The South Eureka property is located 5 miles south and southwest of the town of Eureka, within the southern part of the Eureka Mining district of Eureka County, Nevada.  The South Eureka property is located at the southeastern end of the Battle Mountain/Eureka Trend (Cortez Trend) of gold and base-metal deposits in north-central Nevada.

The South Eureka property is situated in north-central Nevada in an area with established mining infrastructure. Transmission power lines serve Eureka from the north.  All essential services such as food and lodging are available in Eureka, including the dockage for shipments of heavy equipment.  A small airport at Eureka is available for private air transport.  Railroad access also is available in the area.  The gold mines of north-central Nevada continue to produce a significant portion of the world’s gold, and skilled miners and mining professionals are available in Eureka, and 100 miles to the north in Carlin, Elko, and Spring Creek.  Permitting a mining operation in Nevada has been a process with which local, state and federal regulators are very familiar and generally cooperative.

Terrain on the South Eureka property is rugged, with high ridges, steep canyons, and narrow valleys.  Elevations range from 7,000 to 9,000 feet.  Ridges show abundant bedrock exposures, slopes and valleys are typically covered by soil and alluvium.  Sagebrush abounds in lower-elevation areas while juniper and pinion cover the higher elevations.  Grasses and shrubs grow on the highest ridge tops.  The climate of the project area is semi-arid with the area receiving moderate winter snows and occasional summer thunderstorms, with heavy rain from time to time during otherwise hot and dry summers.  In winter, access is not maintained off the paved roads and November snow commonly lingers until April.

U.S. Highway 50 passes to the east of the South Eureka property and access is gained by heading south out of Eureka on the Highway and connecting with unpaved local roads, some of which are periodically maintained by Eureka County.  The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon to the east side of the claim group.

The Windfall group and the northern parts of the Hoosac and Lookout Mountain groups are accessed by the Windfall Canyon Road and its westward extension (the former haul road for the Lookout Mountain Mine), which turns southwest off U.S. Highway 50 approximately 2 miles south of Eureka.

The southern parts of the South Eureka property are accessed by traveling approximately 8 miles south of Eureka on U.S. 50 to South Gate, then 1 mile south-southwest on the Fish Creek Valley road to the unimproved Secret Canyon Road, then northwest to the southern part of the Hoosac bloc. Approximately 2 miles from South Gate on the Fish Creek Valley Road, a turnoff to the west and northwest on the Ratto Canyon Road accesses the southern portion of the Lookout Mountain group.  Many dirt tracks within the South Eureka property allow additional access.

Summer temperatures usually consist of many consecutive days of over 90º F (32.2º C), and temperatures can reach as high as 100º F (40.6° C) or more. Winter temperatures generally range from as cold as below 0º F (17.8ºC) to usually in the 20º to 35ºF (-6.67º to 1.7 º C) range. Precipitation amounts vary from year to year, averaging about 10.0 inches (25.4 cm) for the area. Several feet of snow usually accumulate on the property during the winter months.

Historic Exploration

The most significant exploration on the South Eureka property has been the drilling programs mounted over recent years.  Such exploration on the South Eureka property spans a period of over twenty years.  Drilling on the Hoosac and Windfall blocs date from Norse-Windfall (63 holes, 1970s-1980s), Amselco (8 holes, mid-1980s), Tenneco (18 holes, 1989-1991), Pathfinder (18 holes, 1993) and Pathfinder/Cambior (36 holes, 1995-1997).  On the Lookout Mountain claim group, drilling programs began with Amselco (296 holes, 1978-1985) followed by the Windfall group (20 holes, 1986), EFL Gold Company (10 holes, 1990), Barrick (40 holes, 1992-93), and Echo Bay (70 holes, 1994-95).  The drilling programs were conducted concurrent with and guided by extensive geologic mapping, geochemical rock and soil sampling programs and air and ground geophysics.  Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury toxic element anomalies in soil and rock.

The methods of collection and analyses of some historical soil and rock samples were not always available in the data, but it is likely that the samples were collected, documented, prepared and analyzed to the standards of professional diligence and analytical techniques applicable at the time.  The importance of a geochemical-geological exploration approach is evidenced by the fact that the drilling of many such anomalies has resulted in significant indications of disseminated gold mineralization.  The Windfall, Rustler, and Paroni deposits on the Windfall claims and the Lookout Mountain on the Lookout Mountain group were discovered by drilling soil and rock anomalies in permissive structural and stratigraphic settings.  Drill testing of several geochemical anomalies in permissive geological settings has also resulted in the discovery of several promising zones of gold mineralization on the Hoosac, Windfall, and Lookout Mountain claim groups.  As yet, these zones have not been fully tested.

Amselco Exploration began exploring the Lookout Mountain project in 1978, conducting an extensive geologic mapping, soil and rock sampling and an initial 15-hole reverse circulation drilling program which tested gold mineralization along the Ratto Ridge Fault and associated geochemical anomalies and jasperoids developed along the N-S trending Ratto Ridge.  This drilling discovered significant sediment-hosted disseminated gold mineralization at depth.  Amselco drilled 296 holes between 1978 and 1985.  Amselco also discovered five other areas along Ratto Ridge which contain partially developed gold resources.  These areas are located at South Lookout Mountain, Pinnacle Peak, Triple Junction, South Ratto Ridge, and South Adit.  In 1986, while Amselco was in process of becoming BP Minerals, Amselco management decided that the Lookout Mountain deposit was not of further interest even though their geologists reportedly believed the deposit had significant potential.  The property was optioned to a joint venture of three companies which then owned Norse-Windfall Mines, the Eureka Venture.

Windfall continued work at Lookout Mountain, drilled 11 exploration holes, and decided that the deposit had a total of 446,246 in place tons with an average grade of 0.12 oz of gold/ton.

In 1990, EFL Gold Mines took bulk samples from the floor of the Lookout Mountain pit.  These samples returned assays values ranging from 0.10 to 0.135 oz of gold/ton.  EFL also drilled 9 holes, two of which, drilled 500 feet (152 meters) into the floor of the pit, showed both oxide and sulfide gold mineralization.

Barrick (1992-93) completed geologic mapping, took more than 500 soil samples to expand and fill in Amselco’s grid, and drilled in various places, primarily along Ratto Ridge and for a mile or so north of the ridge.  Drilling targeted favorable stratigraphy at depth near fault intersections.  Barrick discovered that geochemical anomalies are apparently controlled by E-NE and N-NW to NW trending cross structures which intersect the N-S trending Ratto Ridge Fault.  Much of the Barrick work focused on the deeper potential in Cambrian Dunderberg Shale east of the Ratto Ridge Fault, and potential in the Devonian Nevada Group, especially the Bartine Limestone west of the fault.  Outcrops of Bartine Limestone in the area show weak gold mineralization, strong alteration, and anomalous pathfinder element geochemistry.  Barrick drilled 38 holes to a maximum depth of approximately 1,500 feet and encountered several sulfide gold intercepts.

Work by Barrick also included air and ground geophysics, and a stratigraphic and mineralogic geochemical study in conjunction with geologic mapping, developed and prioritized several target areas.  Approximately 800 rock samples were collected and had high-quality multi-element analyses run, ICP and graphite furnace analyses at MB Associates in California, and ICP and neutron activation analysis at Activation Laboratories in Canada.  Mapping, together with results of the Magmachem geochemistry, indicated that mineralization was apparently strongly controlled by E-NE and N-NW to NW trending cross structures near or at the point they intersect the N-S trending Ratto Ridge Fault and the Cambrian Dunderberg Shale and Hamburg Dolomite.  Ultimately, Barrick drilled 40 reverse circulation holes.  However, geological and geochemical targets or additional drilling in areas of known mineralization previously discovered by Amselco found insufficient mineralization to meet Barrick’s objectives.  It should be noted that the potential for mineralization west of the Ratto Ridge crest has not been explored adequately.

Echo Bay (1993-95) not only worked Ratto Ridge but also acquired additional ground to the north, south, and southwest.  They conducted mapping, sampling, and scattered drilling in the area, exploring deep high-grade potential in the Cambrian Dunderberg Shale and Hamburg Dolomite, and testing Devonian Nevada Group targets west of the Ratto Ridge Fault.  Echo Bay drilled several promising holes, including drill hole EBR 27 which intersected 110 feet grading 0.043 oz of gold/ton in the Dunderberg, and drill hole EBR-9 which intersected 115 feet grading 0.043 oz of gold/ton in the Nevada Group.  Offsets of EBR-9 found 90 feet grading 0.028 oz of gold/ton, and another hole which was lost before reaching planned depth found 45 feet of 0.024 oz of gold/ton.  Further offsets of EBR-9 and several widely-spaced holes averaging 2,000 feet deep (EBR 15, 16, 17, 18, and 20) found some anomalous gold along Ratto Ridge but no major intercepts.  Eventually, the Echo Bay project totaled 104 RC holes.  Faced with depletion of budgets with no significant exploration success, the decline in gold prices and large land payments, Echo Bay decided to drop the property.

On the Windfall, Hoosac, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s.  He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of ‘invisible gold’ mineralized rock grading 0.368 oz/ton, was a Carlin-type sediment-hosted disseminated gold occurrence.  Wilson’s work emphasized the east side of Hamburg Ridge, the Windfall Trend, where he drilled, with conventional air rotary, holes F1 through F20, and Z-1 through Z-31, Z42, and ZA-1 on the current Windfall group.  He drilled holes Z32-41 on the Hoosac group.  The drill holes were generally from 50 to 250 feet deep.  Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 oz of gold/ton.  This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines.  Gold was extracted in a CN heap-leach operation from sanded and silicified dolomite and silicified shale.

No geologic maps exist from this period other than a few maps compiled from USGS work.  Although many drill hole location maps are archived in Century Gold files, the coordinates for many drill hole collars are not available, very few collars are visible in the field, and assay data from infill drilling is poorly documented.

Recent Activity

The Company continues to work toward completion of a comprehensive technical work program at its South Eureka property.  A large part of the Lookout Mountain project and Windfall Patents project areas have now been mapped and sampled, including a detailed program conducted over the main resource area.  The principle objectives of the mapping and sampling program were to characterize offsets along the main mineralized fault zones at Windfall and Lookout Mountain, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil anomalies.  The mapping program, combined with surface sampling and acquisition of historic data, has provided a clearer understanding of the structures along Ratto Ridge, as well as identified several significant new exploration target areas.

Over 400 drill holes have been re-logged to ensure geologic consistency with surface mapping, and based on this work, new geologic cross sections and plans have been constructed for the entire Lookout Mountain deposit.  Geologic grade shells have also been built, and construction of a 3-D model of the geology, based on the results of historic drill re-logging and mapping efforts, is ongoing.  This new work and the updated resource estimate will resolve technical issues identified in the past, and provide Timberline with a plan for advancing the property into the scoping/pre-feasibility study phase following one more round of drilling.

An exploration Plan of Operations has been approved by the BLM and the State Department of Environmental Protection (NDEP) for the Lookout Mountain project.  The Plan of Operations calls for approximately 246 acres of disturbance that can be accessed for use in a phased approach, and covers the entire Ratto Ridge structural zone.  The Plan of Operations will allow us to complete additional infill, metallurgical, and exploration drilling necessary to advance the development of the Lookout Mountain project.

Scoping Study

Staccato Gold retained SRK Consulting U.S. Inc. (SRK) to complete a preliminary economic scoping study of the Lookout Mountain project in 2007.  The study was not completed when it became evident that more technical data was needed to assess the economics of the project, and that SRK had issues with some of the methodology used in the earlier mineralization estimate.  Specifically, SRK identified that grade shells were not used appropriately to limit tons and grade estimation.  In addition, SRK is of the opinion that insufficient geological constraints were employed in the resource estimation which could lead to inflated numbers.  SRK also believes the density values used in the tonnage calculations were too high, and that in its opinion, additional density determinations are required to improve tonnage calculations in the Lookout Mountain mineralized material estimate.

Technical Work Program

In order to improve understanding of the technical aspects of the project, address the issues noted by SRK, and evaluate the potential of the South Eureka property, Staccato Gold initiated a comprehensive work program in June 2008. The program included geologic modeling that incorporated structural and stratigraphic controls to mineralization, additional density determinations, and new drilling and metallurgical test data.  The results of this work will be incorporated into the updated mineralization estimate for the Lookout Mountain project.

The 2005-2007 core drilling program completed by Staccato Gold provided data to better define the higher-grade breccia-hosted gold zones at the Lookout Mountain pit, and discovered new areas of mineralization.  The core drilling demonstrated the stratabound nature of the gold mineralization in thick zones of collapse breccia within carbonate rock flanking the Ratto Ridge structural zone.  Metallurgical and other technical characteristics of known mineralization at Lookout Mountain have not been thoroughly investigated.

Windfall

Staccato Gold completed a ten hole drill program totaling 8,030 feet at its South Eureka property in October 2009.  The drilling program focused on testing the extent of gold mineralization at the Windfall project, which is located approximately 3 miles northeast of the main Lookout Mountain project resource area.  The Windfall project is one of several prospective gold projects on the Company’s extensive South Eureka property in Nevada.

Results from the surface mapping program, historic production and geologic maps, and drilling indicate that high grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The recent drill program tested approximately 3,600 feet of the Windfall fault zone with wide spaced drilling.  The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet based on historic data.

All holes in the recent exploration program encountered thick intercepts of low grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes drilled define the Windfall fault zone as a (150 to 200 foot) thick zone striking roughly north-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

Five of the ten holes were drilled as offsets to follow up on the high grade gold intercept drilled in hole 4 (75 feet at 0.153 ounces of gold/ton), and five were drilled as exploratory holes to test the strike and dip extent of the Windfall fault zone.  Several thick intercepts of gold mineralization were returned, including 135 feet at 0.011 ounces of gold/ton in hole 7, 135 feet at 0.016 ounces of gold/ton in hole 8, 115 feet at 0.010 ounces of gold/ton in hole 9, and 100 feet at 0.018 ounces of gold/ton in hole 11.

A secondary hanging wall structure identified by the mapping program was also encountered in drill holes 7, 8, 11, and 13 and is characterized by strong silicification and decalcification of Windfall Formation and Dunderberg shale in the hanging wall side of the fault, and Dunderberg shale and Hamburg Dolomite on the footwall side.  Drilling indicates a down to the east offset of the Dunderberg – Hamburg contact. This secondary structure represents an attractive and untested target at depth.

Timberline intends to continue to assess the potential of the prospective Windfall fault zone at depth and on strike along the regional trend, with additional surface mapping, sampling, geophysical surveys, and exploration drilling programs planned for the future.

South Eureka Property Exploration Potential

We are of the opinion that the South Eureka property has excellent potential for continued exploration success both at the deposit scale and on the regional scale.  The current Lookout Mountain mineralization is defined over a relatively small area at the north end of a mineralized structural corridor that extends for several thousand feet across the property, and up to 4 to 5 kilometers (2.5 to 3 miles) in strike length. This structure hosts several areas of drill indicated mineralization and the exploration potential in this corridor is strong, as evidenced by historic drilling, and soil and rock geochemical analyses.  The Lookout Mountain mineralization itself is open for expansion at depth and along strike, especially to the south. Regionally, several other target areas also exist where historic production and exploration have occurred, but only limited systematic exploration has been conducted.

South Eureka Property Ownership

Staccato amended the Lookout Mountain project lease agreement in June 2008.  The lease term was extended to 20 years, and thereafter for as long as minerals are mined on the project.  Advanced royalty payments are $72,000 per annum.  Pursuant to the amended lease, annual minimum exploration expenditures of $250,000 are required for five years commencing on June 1, 2008, and an additional expenditure of $250,000 is required before June 1, 2016, for a total minimum work commitment of $1,500,000.  Exploration expenditures in excess of $250,000 in any year can be accumulated and carried forward and credited to expenditures required in succeeding years.  The Company has fulfilled the work commitment on the Lookout Mountain project.

Monthly lease payments of $4,000 are due to maintain the Windfall Patents in good standing.  Timberline has the option to purchase the project for $750,000 if the option is exercised before February 2012.  The term of the agreement extends until April 2012.

The other projects that comprise the extensive South Eureka property, including the Hiero/Syracuse, South Ratto, New York Canyon, and a large portion of the Hoosac/North Amselco projects, are owned by Timberline subject to underlying royalty agreements.  The Company is in the process of consolidating the ownership of a portion of the Hoosac/North Amselco project that is currently held by another party.

South Eureka 2010 Program

Upon receipt of final approval from the BLM, Timberline commenced an aggressive $2,500,000 work program on the South Eureka property. The program objective was designed to obtain sufficient data to complete a NI 43-101 compliant resource estimate, conduct metallurgical studies and tests, and detail map the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets for testing in 2011. The information generated by this program is expected to be incorporated into a preliminary economic assessment during the year ended September 30, 2011.

The program to achieve these corporate objectives includes:

•

7,500 foot core drill program focused primarily on obtaining core for process metallurgical scoping studies;

•

30,000 foot Reverse Circulation (RC) drill program directed primarily at in-fill and resource definition drilling necessary to complete a NI 43-101 technical report, including a compliant resource, for the Lookout Mountain Project by early March 2011;

•

Drill testing of high grade sulfide/refractory lenses within the oxide resource to better understand the controls and geometry of the sulfide mineralization;

•

Metallurgical testing on core samples to define the heap leach characteristics and process parameters;

•

Channel sampling and bulk sampling within the historic Lookout Mountain pit for bench-scale metallurgical testing;

•

Detailed geologic mapping and sampling to identify and target additional exploration targets on the South Eureka Property but outside of the main Lookout Mountain mineralization area, to be tested during 2011 field season;

As of September 30, 2010 Timberline is on schedule and has one Timberline Drilling core rig and two RC rigs operating on site.  The metallurgical scoping study has been formalized, and geologic mapping is on-going. All drilling and geologic mapping will be completed by December 31, 2010, and metallurgical testing commenced in November 2010.

ICBM Project (Cortez/Battle Mountain Trend)

The ICBM Joint Venture Project (Timberline/Barrick) is located in the Battle Mountain Mining District, Lander County, Nevada.  The land position consists of 526 hectares (1,300 acres) on BLM administered lands.  The drilling to date has demonstrated that mineralization is present and is localized along the contacts of Cambrian sediments and altered granodiorite.  This style of mineralization is being mined at Newmont’s Fortitude/Phoenix complex to the south.   Timberline is the operator of the joint venture, and currently holds a 72% interest in the project, with Barrick Gold holding the remaining interest.

As of September 30, 2010, Timberline does not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

Evan’s Mine Project (Carlin Trend)

Staccato acquired an option on the Evan’s Mine claims in 2007.  The Evan’s claims are located adjacent to Newmont’s Emigrant Springs development project on the Carlin Trend.

Staccato commenced a three-hole 1,370 meter (4,500 foot) core exploration drilling program on the Evan’s Mine property in December 2007, and completed the program in March 2008.  No significant gold values were returned, however, anomalous arsenic and mercury were associated with anomalous gold in hole ES-1, and scattered zones of anomalous concentrations of antimony with mercury were present in all holes.

The annual advanced royalty payments on the property were cancelled by agreement with the leaseholder in December 2008.  The Company is required to spend a minimum of US$50,000 on exploration annually, or pay US$10,000 cash in lieu of the work commitment, to maintain its ownership interest of the property.  Excess exploration expenditures in any year can be carried forward.  The term of the lease is for an initial 10 year period, and thereafter for as long as the work commitments are made.  An NSR from 1% to 2%, based on the gold price, is due to the original property owner.  Staccato’s exploration program expenditures prior to its acquisition by Timberline satisfied the work commitment for several years.

As of September 30, 2010, Timberline does not consider the Evan’s Mine prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

Montana Gold Properties

Butte Highlands Gold Project

Butte Highlands Project
Property Location
Silver Bow County, Montana
Timberline
Kalispell
Great Falls
Missoula
Helena
Butte
Bozeman
Billings
Butte Highlands Project
Major Cities
Major Highways
1:3,750,000
April, 2009

In July 2007, Timberline closed its purchase of the Butte Highlands Gold Project, including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 108,000 shares of Timberline common stock.  The project is located approximately 15 miles south of Butte, Montana in Silverbow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims situated within Sections 31 and 32, Township 1 North, Range 7 West; Sections 5 and 6, Township 1 South, Range 7 West; and Section 1, Township 1 South, Range 8 West, Montana Principal Meridian.  The property can be accessed utilizing motor vehicle via State Highway 2 and County and US Forest Service maintained, improved surface roads.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.

In October 2008, the Company announced that it had agreed to form a 50/50 joint venture with Small Mine Development (“SMD”) at the Butte Highlands project. In July 2009, the Company finalized the joint venture agreement with Highland Mining, LLC (“Highland”) (an affiliate of SMD) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, Timberline will be carried to production by Highland, which will fund all mine development costs and began development in the summer of 2009. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.  Under the terms of the operating agreement, filed with this Annual Report as Exhibit 10.21, Highland will have preferential rights with respect to distributions until the investment by the Company is deemed equal to the investment by Highland.

BHJV has continued the exploration plan and geologic modeling of the Butte Highlands project with Timberline’s assistance.  During the year ended September 30, 2009, a permit to perform additional exploration, consisting of installing an underground exploration ramp to access mineralization for underground drilling, bulk sampling and metallurgical testing was approved by the State of Montana.  Upon approval, construction of the underground ramp and associated development on the project began in August 2009.  Completion of the underground ramp, underground drilling and bulk sampling will take approximately 12 to 18 months in total.  During the year ended September 30, 2010 BHJV submitted an application for an Operating Permit with the state of Montana to commence gold mining operations.  BHJV will be conducted or contracted all base line studies to facilitate the permit.  The state of Montana has indicated to Timberline that this process and regulatory approval will take approximately 12 to 18 months.  Therefore, Timberline expects to transition directly from exploration to gold mining operations.

Highland, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  The Company expects that the total costs incurred by Highland on the project to reach this milestone will be between $20 million and $24 million.

Butte Highlands Claim Summary

Claim Name(s)	Claim Type	Land Type	Rights	Ownership
BHC 1 thru BHC 61	Unpatented lode	Federal	mineral	100 % Timberline Resources Corp.
MC 1 thru MC 48	Unpatented lode	Federal	mineral	50 % Timberline Resources Corp. (1)
J.B. Thompson	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Main Ripple	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Murphy	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Only Chance	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Purchance	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Red Mountain	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Main Chance	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Island	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Atlantic	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Barnard	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Pony Placer	Patented Lode	Private	surface	50 % Timberline Resources Corp. (1)

(1)  Claims are owned 100% by Butte Highlands JV, LLC, of which Timberline Resources owns a 50% interest.

(2)  Timberline holds a lease option agreement on these claims subject to a mining lease/option to purchase agreement dated October 1, 2009.

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

All of the private lands within the Butte Highlands property are historic lode and placer claims which were patented through the U.S. Government patent process.  Timberline Resources is responsible for paying yearly BLM maintenance fees on all unpatented mining claims and Montana State property taxes on all patented lands.  All associated taxes and fees are paid up to date as of September 30, 2010.  Electricity and water are readily available on the property.  If necessary, additional electricity requirements may be met by augmenting the currently available electrical supply with generator power.

On October 1, 2009, the Company signed a Mining Lease/Option to Purchase Agreement with the Richardson Family Trust for certain patented claims as detailed in the table above.  The Agreement calls for an initial payment of $20,000 with annual payments of $15,000, increasing to $20,000 plus an annual inflation adjustment by October 2013, and remaining at that level thereafter.  The Company will pay a 3-4% NSR royalty on any production from the Richardson Family Trust property, based upon the sale price of minerals produced from the property.

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

Drilling by Timberline Resources

Four core holes were drilled in 2008 totaling 6,757 feet of drill core.  The results were positive, resulting in confirmation and extension of the stratigraphic controlled mineralization to the northwest; and the discovery of an additional zone at depth near the northwest end of the known mineralized extents.  The drilling also indicated a potential zone of broader lower grade material within the intrusive which may be amenable to bulk underground mining methods.

In 2009 BHJV completed a five hole core drill program totaling 7,244 feet of drilling.  The first three drill holes were drilled to the northwest of the main mineralized body in the hopes of extending mineralization in that area.  The first drill hole (BHDDH09-01) encountered mineralization but it appears to be on the outer margins.  Two narrow intercepts above 0.1 ounces per ton gold (Au) were encountered.  The first was 0.8 feet from 1269.8 feet to 1270.6 feet grading 0.115 ounces per ton Au.  The second was 2.5 feet from 1401.1 to 1403.6 feet grading 0.356 ounces per ton Au.  The second drill hole (BHDDH09-02) encountered mineralized formation before abruptly intersecting an unexpected fault which removed most of the favorable Wolsey Formation.  The third drill hole (BHDDH09-03) encountered the same faulting as in BHDDH09-02 but the entire favorable horizon was removed, consequently no mineralization was encountered in either of the drill holes.  The fourth hole (BHDDH09-04) was drilled in the central part of the mineralized area with the intention of infill drilling near known mineralized intercepts.  The hole encountered a significant amount of skarn mineralization.  Although geologically it appears similar to high grade material, it is lower grade than nearby mineralization. The fifth drill hole (BHDDH09-05) was drilled central to the mineralized area but significantly up dip of the known mineralization.  The purpose of this hole was twofold; to supply geotechnical data for the proposed vent raise, and for exploration.  Skarn mineralization was encountered although it was lower grade than the down dip zone.  One significant intercept of 3.5 feet from 1200.2 feet to 1207.7 feet grading 0.171 opt Au was encountered in the drill hole.  When averaged with the next sample, the intercept is 7.8 feet from 1200.2 feet to 1208 feet grading 0.11 ounces per ton Au.

BHJV also initiated a Hydrologic Reverse Circulation Drill program during 2009.  The program consisted of five holes completed for a total of 6,695 feet.  Data collected during this program was used to model the hydrologic character of the mineralized area.

A seven hole core drilling program was completed during the year ending September, 30 2010.  The program had two purposes; one was to infill and expand mineralization within the known area of mineralized material, and the second was to test potential for mineralization to the east, outside the area of known mineralization.  Three holes were drilled within the known extents of the mineralized area while four holes were drilled outside to the east of the known extents.  Two of the holes drilled interior to the known mineralized extents had significant intercepts in them.  Hole BHDDH10-02 had a 9.7 foot intercept grading 0.383 ounces per ton gold.  This intercept is generally carried by a 1.72 foot intercept grading 0.768 ounces per ton.  This drill hole had a couple additional shorter intercepts that with further exploration drilling may lead into additional ore zones.  The first one is a 3.3 foot intercept grading 0.113 ounces per ton Au and the second is a 2 foot intercept grading 0.269 ounces per ton Au.

Hole BHDDH10-07 had sixteen intercepts greater than 0.029 ounces per ton gold.  The overall intercept was 43.2 feet from 959.8 feet to 1003 feet at an average grade of .819 ounces per ton Au including one intercept from 971.9 feet to 974.1 feet of 2.2 feet grading 15.242 ounces per ton Au.  There are other intercepts in the drill hole but all are less than 0.1 ounces per ton Au.

There were no minable width significant intercepts in the outside exploration holes.  Several short intercepts and intercepts of anomalous material were encountered but nothing of economic interest.  Hole number BHDDH10-03 contained an intercept from 938.5 to 939.9 consisting of 1.4 feet grading 0.185 ounces per ton gold.  Hole number BHDDH10-04 also contained a short intercept from 708.9 to 709.6 consisting of 0.7 feet grading 0.179 ounces per ton gold.  Both of these intercepts were short zones on the contact between intrusive material and the Meagher formation.  Although we did not encounter significant ore zone intercepts, strides in understanding the geology and genesis of the Butte Highlands gold mineralization were achieved.

All above mentioned intercept values were calculated using a sample length, weighted average calculation or represent a single sample interval.  The following table represents intercepts of interest during Timberline Resources tenure on the project.

As of September 30, 2010, the Company has incurred exploration costs to date of approximately $1,600,000.  During the 2011 fiscal year, we do not plan to undertake any significant exploration work on the property.  The focus at Butte Highlands in fiscal 2011 will be completion of the underground ramp, underground drilling and bulk sampling by our joint venture partner, Highland.

Highlights from Timberline Resources Drilling

Drill Hole	From (ft)	To (ft)	Intercept length (ft)	Gold (oz/t)(1)
BHDDH08-01	1335.6	1337	1.4	0.27
BHDDH08-02	1171.4	1178.6	7.2	0.11
BHDDH08-02	1193.7	1196.3	2.6	0.11
BHDDH08-02	1326	1351	25	0.10
BHDDH08-02	1577.7	1578.5	0.8	0.14
BHDDH08-03	1207	1209	2	0.62
BHDDH08-03	1242	1279	37	0.21
including	1250	1260	10	0.30
including	1272.7	1279	6.3	0.41
BHDDH08-03	1294	1299	5	0.26
BHDDH08-03	1560.2	1569.2	9	0.41
BHDDH08-03	1580	1615	35	0.14
BHDDH09-01	1269.8	1270.6	0.8	0.11
BHDDH09-01	1401.1	1403.6	2.5	0.36
BHDDH09-04	1023.3	1027.3	4	0.10
BHDDH09-05	1182	1185.4	3.4	0.09
BHDDH09-05	1200.2	1208	7.8	0.11
BHDDH10-02	262.3	272	9.7	0.38
BHDDH10-02	300.1	303.4	3.3	0.11
BHDDH10-02	319.4	321.4	2	0.27
BHDDH10-03	938.5	939.9	1.4	0.19
BHDDH10-04	708.9	709.6	0.7	0.20
BHDDH10-07	959.8	1003	43.2	0.82
including	971.9	974.1	2.2	15.24

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

Mineralization was found to occur within the lower unit of the Upper Revett quartzite, with all ten drill holes encountering the quartzite in thicknesses varying from 37 to 57 feet.   Although the continuity of the stratigraphy and the mineralized horizon was demonstrated, bulk grades across the horizon were sub-economic, with copper values typically less than 0.3-percent and silver values typically less than 0.25 oz of silver/ton.  Much of the mineralization in the shallower intercepts was oxidized with leaching contributing to the lower grades.  In the sulfide zones, chalcopyrite was the predominate sulfide rather than bornite or chalcocite. Results of the drilling were reported in the Company’s 8-K report dated January 3, 2006.

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

As of September 30, 2010, Timberline does not consider the Snowstorm prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

As of September 30, 2010, Timberline does not consider the Spenser prospect to be a material property.  No future expenditures are planned on the prospect at this time.

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

As of September 30, 2010, Timberline does not consider any of the Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak or Copper Rock prospects to be material properties.  No future expenditures are planned on the prospects at this time.

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

In July, 2010, the parties entered into a mutual settlement and release whereby Elloway and American Drilling agreed to pay Timberline $150,000 in exchange for releasing Elloway and American Drilling from the complaint.  The parties also mutually agreed to releases from any future litigation by all parties. The payment was made to Timberline in August 2010.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Amex and is quoted under the trading symbol “TLR”.  On June 3, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “TBR”.  The high and low sale prices for our common stock as quoted on the NYSE Amex and the TSX-V were as follows:

	NYSE Amex (US$)		TSX-V (Cdn$)
Period(1)	High	Low	High	Low

2010
First Quarter	$1.47	$0.81	-(2)	-(2)
Second Quarter(2)	$1.41	$0.89	$1.10	$0.90
Third Quarter	$1.25	$0.73	$1.45	$0.79
Fourth Quarter(3)	$1.40	$1.02	$1.44	$1.01

2009
First Quarter	$1.50	$0.19	-(2)	-(2)
Second Quarter	$0.53	$0.22	-(2)	-(2)
Third Quarter	$0.87	$0.31	-(2)	-(2)
Fourth Quarter	$1.68	$0.67	-(2)	-(2)

2008
Fourth Quarter	$1.50	$0.23	-(2)	-(2)

(1) Quarters indicate calendar year quarters. (2) Our common stock began trading on the TSX-V on June 3, 2010 (3) Through December 15, 2010

On December 15, 2010, the closing sale price for our common stock was $1.02 on the NYSE Amex and $1.02 Cdn. on the TSX-V.

As of December 15, 2010, we had 55,792,938 shares of common stock issued and outstanding, held by approximately 760 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

On May 27, 2010, the Company received notification from the NYSE Amex that Timberline had resolved its continued listing deficiencies relating to a notice received on February 13, 2009, such that a compliance period which had been accepted by the NYSE Amex had ended. The Company must maintain compliance with the continued listing standards in the future or risk being subject to delisting procedures again. If we are unable to maintain our listing on the NYSE Amex and are unable to obtain a comparable listing, the liquidity of our common stock could decrease significantly and our ability to raise additional capital through equity or convertible debt could be impaired.

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

Purchases of Equity Securities by the Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2010.

Stock Incentive Plans

In February 2005, our Board adopted the 2005 Stock Incentive Plan which was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 23, 2005. This plan authorizes the granting of up to 750,000 non-qualified stock options to Officers, Directors, and consultants.

On August 31, 2006, our Board of Directors approved an amendment to the Timberline Resources Corporation 2005 Equity Incentive Plan (the “Amended 2005 Plan”) for the purposes of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the original 2005 Plan from 750,000 shares to 2,750,000 shares and allowing “Ten Percent Shareholders” (as defined in the Amended 2005 Plan) to participate in the plan on the same basis of any other participant. The Amended Plan was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 22, 2006.

On August 22, 2008, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provides for 7,000,000 shares of common stock for awards under the plan.

On May 28, 2010, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provides for 10,000,000 shares of common stock for awards under the plan.

Equity Compensation Plans

The following summary information is presented as of September 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,203,641(1)	$0.96	1,769,689
Equity compensation plans not approved by security holders
TOTAL	6,203,641(1)	$0.96	1,769,689

(1)   See “Stock Incentive Plans”, above.

As to the options granted to date, there were 1,277,003 options exercised during the year ended September 30, 2010.  For the year ended September 30, 2009, 75,000 options were exercised.

Sale of Unregistered Securities

During the year ended September 30, 2010, all transactions in which we have offered and sold unregistered securities pursuant to exemptions under the Securities Act of 1933, as amended, have been previously reported on Current Reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this document.

Overview

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  Beginning with the management appointments of John Swallow and Paul Dircksen, the addition of Randal Hardy, our acquisition of a drilling services company, the acquisition of Butte Highlands, and the acquisition of Staccato Gold Resources Ltd., we continue to advance our business plan.    Prior to our new business model, the addition of new management, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses.

We achieved significant milestones during 2010.  Our acquisition of Staccato Gold Resources Ltd. and its South Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, added an advanced-stage exploration project and other earlier stage exploration opportunities to our portfolio.  We have commenced a significant and focused exploration campaign at South Eureka, and we expect to announce an updated gold mineralization estimate in fiscal year 2011.

Our Butte Highlands Joint Venture in Montana continued to make progress during the 2010 fiscal year.  The joint venture completed all surface facilities and advanced the underground ramp to the top of the expected mineralization, and we continue to move forward with the remaining underground mine development and permitting activities.  Underground definition drilling began subsequent to our fiscal year end, and we anticipate commencement of gold production in early Q1 2012.

Our drilling services subsidiary, Timberline Drilling, was very successful in the United States during 2010, earning approximately $1.7 million in net income in FY2010 and a solid gross margin of 21%.  Timberline Drilling also extended its drilling contract with Newmont into 2014 and added other clients with long-term mining projects.  We made the decision late in the year to discontinue operations at our Mexican drilling services subsidiary, WWE, and we redeployed WWE’s drilling assets to the United States for potential use by Timberline Drilling.

Drilling Services

Timberline Drilling provides both surface and underground drilling services, with its largest client being Newmont Mining.  Timberline Drilling specializes in underground, hard rock core drilling – a niche business that we believe is well-positioned as the industry continues to mature and exploration projects are advanced into producing mines.  Our underground focus has provided a solid base of operations during times when a large percentage of the above-ground and more speculative exploration drilling has been cut back and/or delayed due to economic conditions.

In prior fiscal years there was a significant liability on the Company’s balance sheet related to interest and penalties for late payment of payroll taxes for payrolls during the period from October 1, 2007 through May 15, 2008. This liability was generated during a period of substantial company growth when Timberline Drilling’s previous management team used available funds to pay other liabilities of the subsidiary rather than paying the payroll taxes and resulting penalties and interest.  The Company repaid all outstanding payroll taxes owing from these periods during the year ending September 30, 2009, and repaid all related IRS penalties and interest during the year ended September 30, 2010.  As a result, the IRS has released all liens against Timberline Drilling, and there are no longer any liabilities on the Company’s balance sheet related to unpaid payroll taxes, penalties, or interest.     The Company has made timely payments on all payroll taxes since May 15, 2008.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, WWE.  WWE’s drill rigs and related assets were moved back to the U.S. where they are available for use by Timberline Drilling.

Revenue at Timberline Drilling increased considerably during the past year as a result of increased drilling activity in the United States.  The increased drilling activity occurred primarily due to renewed availability of exploration and development capital, improvements in the global economy and higher prices for both gold and silver.  Our management team has continued to focus its efforts throughout the past year on managing our expenses in relation to our current rates of revenue to assure sustainable profitability from our drilling entity.  While we still believe additional improvements can be made, Timberline Drilling has now achieved six consecutive quarters of profitability.

For fiscal year 2011, we expect demand for our drilling services to increase compared to the prior year, with a corresponding increase in the utilization of our drilling rigs. We expect to generate moderate revenue growth with our largest customer, our other customers, and new customers as we continue to develop relationships and demonstrate excellent performance.  We intend to continue to streamline the operations and carefully manage costs in order to generate greater profitability and provide positive cash flow to the parent company.  Safety will remain a priority as we expect to continue to operate with no lost-time accidents and to reduce the number of incidents.

Mineral Exploration

As noted above, in June, 2010, the Company acquired Staccato Gold Resources Ltd. and its South Eureka Property in the Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, and is one of the largest undeveloped exploration properties in Nevada, encompassing some 23 square miles.  Since our acquisition of Staccato, we commenced an aggressive $2,500,000 work program on the South Eureka property. The program objective was designed to obtain sufficient data to complete an updated mineralization estimate, conduct metallurgical studies and tests, and detail map the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets for testing in 2011.  The information generated by this program is expected to be incorporated into a preliminary economic assessment during the year ended September 30, 2011.

As of September 30, 2010 Timberline is on schedule at Lookout Mountain, with one Timberline Drilling core rig and two RC rigs operating on site.  The metallurgical scoping study has been formalized, and geologic mapping is on-going. All drilling and geologic mapping will be completed by December 31, 2010, and metallurgical testing commenced in November 2010.

At Butte Highlands, a seven hole core drilling program was completed during the year ending September, 30 2010.  The program had two purposes; one was to infill and expand mineralization within the known area of mineralized material, and the second was to test potential for mineralization to the east, outside the area of known mineralization.  Three holes were drilled within the known extents of the mineralized area while four holes were drilled outside to the east of the known extents.  Although we did not encounter significant ore zone intercepts, strides in understanding the geology and genesis of the Butte Highlands gold mineralization were achieved.

Timberline is being carried to production and is a 50% joint venture partner in the Butte Highlands Joint Venture.  Underground development continues on the project, with underground definition drilling commencing subsequent to September 30, 2010.  For the remainder of 2010 and early 2011, work is to continue on up to 6,700 feet of underground ramps, 60,000 feet of underground core and RC drilling, and a 10,000-ton bulk sample, all of which is being funded by the Company’s joint venture partner.

The required application has been submitted for a Hard Rock Operating permit at Butte Highlands, and work is continuing on the other associated permits required for the operation.  No material permitting obstacles are expected as the project advances toward targeted production.  Surface facilities and infrastructure required for development and production are already in place under the Company’s exploration permit which has been in place since August 2009.

Butte Highlands is expecting to produce gold commencing in early Q1 2012, with the Company’s share expected to be approximately 30,000 ounces of gold per annum over the projected mine life of ten years based upon the preliminary internal operations plan for Butte Highlands.  All mine plan information is based on Company internal analysis such that detailed figures are non 43-101 compliant.  As part of the current program of work, the Company intends to prepare and file a NI 43-101 Report by the end of June, 2011.

Timberline’s Butte Highlands Joint Venture is the first example of the Company’s strategy to enter into creative structures that move production responsibility to other parties while allowing exposure to gold production, where financing has been provided by a third party with proven expertise in underground mine development and operation.  This has been achieved with no dilution to Timberline shareholders.  As noted, all expenditures relating to the development of the projected underground mine are being paid by Timberline’s joint venture partner, with a total expected development budget of USD $17 million.

Our management and geologists remain committed to providing exploration and potential for discovery to our investors.  Looking ahead, it is the opinion of management that our primary commodity focus should be on gold, and to a lesser extent on silver in the precious metals area.  Furthermore, we believe that projects similar to Lookout Mountain and Butte Highlands are a good fit for the current environment and the unique qualifications of our people, drilling subsidiaries and strategic partners.

Results of Operations for Years Ended September 30, 2010 and 2009

Consolidated Results

($US)	Year Ended September 30
	2010	2009
Revenue	$20,733,337	$13,242,093
Gross profit	4,371,810	1,092,575
Net income (loss) from continuing operations:
Timberline Corporate/Exploration	(5,843,114)	(5,997,234)
Timberline Drilling	1,709,938	(1,132,262)
Consolidated net loss from continuing operations	(4,133,176)	(7,129,496)
Loss from discontinued operations, net of tax	(1,617,652)	(179,132)
Consolidated net loss	$(5,750,828)	$(7,308,628)

Our revenues are derived entirely from our drilling subsidiary.  Our revenue increase from the previous year was primarily due to an increase in the number of drill rigs in service during the year.  The improvement in gross profits compared to the prior year is a function of productivity improvements which have led to higher revenues per foot drilled and higher average footage drilled by each operating drill rig, the implementation of processes and controls that have reduced operating costs, and improved retention of skilled labor.

Our overall consolidated net loss for the year decreased in comparison to the prior year primarily as a result of a greater than $3 million improvement in net income from Timberline Drilling and a reduction in salaries, benefits and professional expenses, offset by a nearly $2 million increase in mineral exploration expenses by the Company.

Timberline Corporate and Exploration Division

($US)	Year Ended September 30
	2010	2009
Exploration expenses:
Butte Highlands	$ 590,555	$ 60,797
South Eureka/Lookout Mountain	1,156,137	-
Other exploration properties	474,570	432,592
Total exploration expenditures	2,221,262	493,389
Non cash expenses:
Stock option and stock issuance expense	1,468,074	2,234,856
Depreciation, amortization and accretion	59,861	36,492
Total non cash expenses	1,527,935	2,271,348
Professional fees expense	927,535	1,278,573
Interest expense	556,625	761,469
Interest and other income	(193,420)	(16,166)
Other general and administrative expenses	1,211,208	1,208,621
Income tax benefit	(408,031)	-
Net loss – Timberline Corporate and Exploration	$ (5,843,114)	$ (5,997,234)

The decrease in the after tax net loss for Timberline Corporate and the Exploration division for the year ended September 30, 2010 as compared to the previous year’s after tax net loss is primarily a result of lower stock option expenses, reduced legal and accounting costs, lower interest expense and realization of an income tax benefit, offset by significantly increased expenditures on mineral exploration activities at our Butte Highlands and South Eureka/Lookout Mountain properties.  The income tax benefit during the year ended September 30, 2010 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Exploration expenses increased significantly from the previous year as a result of exploration drilling undertaken in 2010 at our Butte Highlands property, as well as our acquisition of the South Eureka/Lookout Mountain property in June 2010.  Non cash expenses decreased significantly in 2010 compared to the prior year as a result of a reduced value of stock options vesting during the current year.

Timberline Drilling

($US)	Year Ended September 30
	2010	2009
Total revenue	$ 21,813,435	$ 13,242,093
Less elimination of intersegment revenues	(1,080,098)	-
Revenue	$ 20,733,337	$ 13,242,093
Gross profit	4,371,810	1,092,575
General and administrative expenses	2,545,256	1,696,934
Interest and other expense, net	116,616	527,903
Net income (loss)	$ 1,709,938	$ (1,132,262)

Timberline Drilling’s increase in revenue is attributable to a significantly higher utilization rate of our drill rigs, primarily due to our major customer increasing the number of drills required and an increase in exploration drilling.  Overall the demand for drilling services appears to have stabilized during the past year.  Junior resource and exploration stage companies are gaining access to capital for their drilling programs, and, as a result, the overall demand for drilling services, while not as robust as in 2007 and 2008, continues to show signs of improvement.  Timberline Drilling has secured several new contracts with exploration stage companies.  The improvement in gross profits compared to the prior year is a function of productivity improvements which have led to higher revenues per foot drilled and higher average footage drilled by each operating drill rig, the implementation of processes and controls that have reduced operating costs, and improved retention of skilled labor.

Increased year over year general and administrative expenses at Timberline Drilling reflect an expected increase in overhead costs to support the increased number of operating drill rigs as compared to the previous year.  The general and administrative expenses for the year ended September 30, 2009 also included a $350,000 recovery of severance expenses accrued in the prior year.  Interest and other expenses decreased considerably in the year ending September 30, 2010 compared to the prior year, as the Company incurred IRS interest charges on unpaid payroll taxes in the prior year.

Discontinued Operations – WWE

($US)	Year Ended September 30
	2010	2009
Revenues	$1,978,270	$4,331,005
Cost of revenues	(2,850,142)	(3,879,272)
Operating expenses	(428,549)	(698,016)
Provision for closed operations	(468,598)	-
Foreign exchange gain (loss)	142,654	(74,779)
Interest income	4,069	17,601
Interest expense	(1,265)	(20,760)
Other income	5,909	-
Income tax expense	-	(145,089)
Loss from discontinued operations, net of tax	$(1,617,652)	$(179,132)

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, WWE.  WWE’s drill rigs and related assets were moved back to the U.S. where they are available for use by Timberline Drilling.

Financial Condition and Liquidity

At September 30, 2010, we had assets of $31,268,529 consisting of cash in the amount of $4,638,674; restricted cash of $379,952; accounts receivable in the amount of $908,358; materials and supplies inventory valued at $1,238,369; property, mineral rights, and equipment, net of depreciation of $19,261,510; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524; and other assets of $2,033,142.

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

We expect to rely upon the revenues generated by our contract core drilling services subsidiary.  While the recent economic instability makes it difficult for the Company’s management to accurately predict revenues from these services into the 2011 fiscal year,  management expects that if commodity prices for gold and silver remain at or near the levels seen in fiscal 2010 that our revenues will increase in step with increased demand for drilling services by both our current customers as well as new customers,  While we expect cash flows from our contract core drilling services subsidiary to increase in fiscal 2011 if our revenues increase, if cash flows decline or are insufficient to fund our expenditures, our discretionary exploration activities and other operations will either be curtailed significantly or we will be reliant upon equity financings to continue our exploration activities into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances.

At September 30, 2010 the Company has working capital of $2,826,737, compared to working capital of $169,452 at September 30, 2009.  Management expects to continue to maintain or increase the amount of working capital via continued improvements in operating cash flows at the Company’s drilling subsidiary, monitoring discretionary exploration expenditures, reducing professional and consulting expenses, and potentially obtaining financing through equity investments.  Management expects to maintain or improve operating cash flows at the Company’s drilling subsidiary by increasing the utilization rate of our drills and closely managing payroll expenses, supplies inventory levels, and general and administrative costs. We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican contract core drilling subsidiary, World Wide Exploration.  For additional information regarding the operating, investing and financing cash flows associated with our discontinued operations, please refer to Note 16 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The closure of our Mexican operations is not expected to have a material impact on the Company’s cash flows in future periods.

As a result of our current cash balance, improved performance of our drilling subsidiary and our ability to curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or drilling services operations.

Financing activities

In October 2009, warrants to purchase 1,085,944 common shares of the Company were exercised by warrant holders at a price of $0.50 per common share, for aggregate total proceeds of $542,972.  Proceeds from the warrant exercises were used for general working capital and to evaluate merger and acquisition opportunities in mining services and exploration.

In November 2009, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units for a total of $3,000,000. The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010 and thereafter at an exercise price of $1.75 per share until March 25, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400; with the private placement closing on November 23, 2009.  Proceeds from the private placement were used for general working capital and to evaluate merger and acquisition opportunities in mining services and exploration.

On October 31, 2008 the Company entered into a convertible note with Small Mine Development (“SMD”), a company owned by Ron Guill, a director of the Company.  The convertible note has a principal amount of $5.0 million and is collateralized by a pledge of all of the stock of Timberline Drilling, Inc., as well as a Deed of Trust covering the Company’s Butte Highlands property in Silver Bow County, Montana (the “Butte Highlands Property”).

The convertible note bears interest at 10% annually, compounded monthly, with interest payments due at maturity on October 31, 2010. The convertible note, including accrued interest, is convertible into common stock by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. The convertible note may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the convertible note, SMD may declare the convertible note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

In June 2010, SMD agreed to extend the maturity date of the convertible note to on or before April 30, 2012.  All interest accrued through June 30, 2010 was paid by the Company to SMD at that time.  The Company also paid a $50,000 extension fee to SMD in consideration for the extension of the convertible note.  The convertible note was also amended to require interest accrued subsequent to June 30, 2010 to be paid by the Company to SMD monthly, rather than accruing interest to maturity.  All other terms of the loan were unchanged.

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

Critical Accounting Policies and Estimates

See Note 2 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses.  We believe that our most critical accounting estimates are related to asset impairments, asset retirement obligations, and inventory net realizable value.

Our critical accounting policies and estimates are as follows:

Asset Impairments

Significant property acquisition payments for active exploration properties are capitalized.  The evaluation of our mineral properties for impairment is based on market conditions for minerals, underlying mineralized material associated with the properties, and future costs that may be required for ultimate realization through mining operations or by sale.  If no mineable ore body is discovered, or market conditions for minerals deteriorate, there is the potential for a material adjustment to the value assigned to mineral properties.

The Company reviews the carrying value of equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the equipment is used, and the effects of obsolescence, demand, competition, and other economic factors.

Asset Retirement Obligations

The Company has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expects to incur in association with our joint venture at the Butte Highlands Gold Project.  The Company estimated applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

Materials and Supplies Inventory

Inventories consist primarily of parts, operating supplies, drill rods and drill bits. The Company values its materials and supplies inventory, with the exception of drill rods, at the lower of average cost or market.  Drill rods are valued using their average cost less an allowance for rod usage on a per-foot drilled basis.  The Company reviews the carrying value of inventory for impairment whenever events and circumstances indicate that materials and supplies inventory may no longer be of use by the Company’s drilling operation.  The Company also periodically assesses the per foot allowance for drill rod usage by assessing the net carrying value of rod inventory relative to the operating condition of rod inventory held by the Company.  Allowances are recorded for inventory considered to be in excess or obsolete.

Recently Issued Accounting Standards

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

Contractual Obligations

A substantial portion of the Company’s core drill purchases are financed through capital leases.  Payments for the fiscal year ending September 30, 2010 under these capital leases were $485,473.  The following fiscal year payments are due under these leases: $319,482 (2011), $143,939 (2012), $140,683 (2013) and $93,789 (2014).

Timberline Drilling also owns a fleet of vehicles, trucks and fork-lifts, as well as land and a building, for its drilling operations.  Other equipment, vehicles and property were financed with notes collateralized by the equipment, vehicles or property. Payments for the fiscal year ending September 30, 2010 under these notes were $363,145. The following fiscal year payments are due under these financing arrangements: $508,907 (2011), $322,965 (2012), $315,290 (2013), and $98,668 (2014).

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $205,116 in the fiscal year ending September 30, 2010. The current leases call for the following fiscal year payments:  $174,973 (2011), $101,220 (2012), and $34,305 (2013).

For additional information, please refer to Notes 9 and 10 of the consolidated financial statements of the Company, contained in Item 8 of this Annual Report.

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

September 30, 2010 and 2009

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Registered Public Accounting Firm

38

Consolidated balance sheets

39

Consolidated statements of operations and comprehensive income (loss)

40

Consolidated statements of changes in stockholders’ equity

41-42

Consolidated statements of cash flows

43-44

Notes to consolidated financial statements

45-64

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,638,674	$969,784
Accounts receivable, net of allowance for doubtful accounts of
none and $257,456, respectively	908,358	1,422,951
Materials and supplies inventory	1,238,369	1,088,428
Assets held for sale	319,291	-
Prepaid expenses and other current assets	394,557	609,545
Current portion of deferred financing cost with related party, net	27,273	-
TOTAL CURRENT ASSETS	7,526,522	4,090,708

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Mineral rights	12,162,342	47,000
Property and equipment, net	7,099,168	6,255,531
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	19,261,510	6,302,531

OTHER ASSETS:
Investment in joint venture	621,000	621,000
Restricted cash	379,952	42,687
Deposits and other assets	148,512	108,777
Deferred financing cost with related party, net of current portion	15,909	-
Available-for-sale equity security (cost-$50,000)	506,600	50,000
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	4,480,497	3,630,988
TOTAL ASSETS	$31,268,529	$14,024,227

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,505,617	$1,222,901
Accrued expenses	550,565	813,418
Accrued payroll and benefits	608,386	247,932
Accrued taxes	65,720	473,865
Current portion of long term debt	444,884	159,320
Current portion of obligations under capital leases	287,946	403,820
Current portion of customer advances	150,000	600,000
Accrued interest on convertible note payable to related party	41,667	-
Deferred revenue	45,000	-
TOTAL CURRENT LIABILITIES	4,699,785	3,921,256

LONG-TERM LIABILITIES:
Convertible note payable to related party	5,000,000	5,000,000
Long term debt, net of current portion	680,969	237,638
Obligations under capital leases, net of current portion	341,316	167,632
Asset retirement obligation	259,467	-
Deferred income taxes	852,122	-
Customer advances, net of current portion	-	150,000
Accrued interest on convertible note payable to related party	-	477,916
TOTAL LONG-TERM LIABILITIES	7,133,874	6,033,186

COMMITMENTS AND CONTINGENCIES (NOTE 18)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 55,649,064 and 36,045,111 shares issued
and outstanding, respectively	55,649	36,045
Additional paid-in capital	49,803,825	29,164,116
Accumulated deficit	(30,881,204)	(25,130,376)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	456,600	-
TOTAL STOCKHOLDERS' EQUITY	19,434,870	4,069,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,268,529	$14,024,227

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Year Ended
	September 30,
	2010		2009

REVENUES	$20,733,337		$13,242,093

COST OF REVENUES	16,361,527		12,149,518

GROSS PROFIT	4,371,810		1,092,575

OPERATING EXPENSES:
Mineral exploration expenses	2,221,262		493,389
Salaries and benefits	2,123,787		2,906,938
Insurance expense	491,175		513,642
Professional fees expense	947,550		1,274,895
Severance benefits (recovery)	51,300		(350,000)
Loss on sale of equipment	214,838		22,524
Other general and administrative expenses	2,383,284		1,930,704
TOTAL OPERATING EXPENSES	8,433,196		6,792,092

LOSS FROM OPERATIONS	(4,061,386)		(5,699,517)

OTHER INCOME (EXPENSE):
Other income	188,080		27,798
Foreign exchange loss	(4,073)		-
Loss on derivative	-		(154,064)
Related party interest income	2,467		-
Interest income	14,386		15,314
Related party interest expense	(556,625)		(477,916)
Interest expense	(124,056)		(841,111)
TOTAL OTHER EXPENSE	(479,821)		(1,429,979)

NET LOSS BEFORE INCOME TAXES	(4,541,207)		(7,129,496)

INCOME TAX BENEFIT	408,031		-

NET LOSS FROM CONTINUING OPERATIONS	(4,133,176)		(7,129,496)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,617,652)		(179,132)

NET LOSS	$(5,750,828)		$(7,308,628)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity security	456,600		-
COMPREHENSIVE LOSS	$(5,294,228)		$(7,308,628)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.09)	$z	(0.21)
DISCONTINUED OPERATIONS	(0.04)		(0.01)
NET LOSS	$(0.13)		$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	45,153,565		33,698,856

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2008	28,739,903	$28,739	$21,343,416	$(17,821,748)	$-	$3,550,407

Common stock issued for options exercised	35,000	35	(35)	-	-	-

Common stock issued for conversion of short
term convertible note	5,555,556	5,556	4,994,444	-	-	5,000,000

Common stock bonuses to employees	129,000	129	81,681	-	-	81,810

Common stock bonuses to directors	100,000	100	78,900	-	-	79,000

Common stock issued for put option exercised	535,652	536	245,864	-	-	246,400

Common stock issued for settlement of
accrued offering and acquisition costs	950,000	950	345,800	-	-	346,750

Vested portion of stock options granted	-	-	2,074,046	-	-	2,074,046

Net loss	-	-	-	(7,308,628)	-	(7,308,628)

Balance, September 30, 2009	36,045,111	$36,045	$29,164,116	$(25,130,376)	$-	$4,069,785

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2009	36,045,111	$36,045	$29,164,116	$(25,130,376)	$-	$4,069,785

Common stock, warrants and options	14,301,380	14,301	15,383,862	-	-	15,398,164
issued for acquisition

Common stock and warrants issued for cash
at $1.00 per unit, net of offering costs	3,003,400	3,003	2,674,642	-	-	2,677,645

Warrants issued in connection with
private placement	-	-	129,517	-	-	129,517

Common stock issued for warrants exercised	1,085,944	1,086	541,886	-	-	542,972

Common stock issued for options exercised	1,176,729	1,176	441,765	-	-	442,941

Common stock bonuses to employees	36,500	37	41,938	-	-	41,975

Vested portion of stock options granted	-	-	1,426,099	-	-	1,426,099

Unrealized gain on available-for-sale equity
security	-	-	-	-	456,600	456,600

Net loss	-	-	-	(5,750,828)	-	(5,750,828)

Balance, September 30, 2010	55,649,064	$55,649	$49,803,825	$(30,881,204)	$456,600	$19,434,870

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,750,828)	$(7,308,628)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,504,057	1,367,192
Loss on disposal of equipment	215,873	108,283
Stock based compensation	1,468,074	2,234,856
Impairment of mineral rights	35,000	90,000
Impairment of property and equipment	132,993	-
Accretion of asset retirement obligation	9,378	-
Other non cash compensation	33,845	-
Inventory write-down	289,942	-
Amortization of deferred financing cost with related party	6,818	-
Deferred income taxes	(408,031)	-
Amortization of deferred financing cost	-	202,550
Deferred offering and acquisition costs	-	923,957
Allowance for doubtful accounts	-	106,716
Loss on derivative	-	154,064
Severance recovery	-	(350,000)
Accrued offering and acquisition costs	-	(577,207)
Changes in assets and liabilities:
Accounts receivable	514,593	1,865,484
Materials and supplies inventory	(439,883)	956,795
Assets held for sale	(228,641)	-
Prepaid expenses and other current assets, deposits and other assets	144,937	(26,623)
Accounts payable	1,282,716	(936,956)
Accrued expenses	(262,853)	(132,391)
Accrued payroll and other benefits	360,454	(234,782)
Accrued taxes	(408,145)	(1,699,497)
Deferred revenue	45,000	(27,315)
Accrued interest on convertible note payable to related party, due at maturity	(436,249)	477,916
Accrued severance	-	(50,000)
Net cash used by operating activities	(1,890,950)	(2,855,586)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, mineral rights and equipment	(1,092,856)	(312,877)
Change in restricted cash	(283,007)	243,723
Proceeds from sale of equipment	26,805	1,141,046
Net cash acquired in acquisition of Staccato Gold Resources Ltd.	4,421,033	-
Note receivable from related party	(100,000)	-
Repayment of note receivable from related party	100,000	-
Net cash provided by investing activities	3,071,975	1,071,892

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuances of stock and warrants, net of stock offering costs	2,807,162	-
Proceeds from exercise of warrants	542,972	-
Proceeds from exercise of options	442,941	-
Payments on long term debt	(223,441)	(341,411)
Deferred financing costs paid to related party	(50,000)	-
Payments on capital leases	(431,769)	(542,614)
Payments on customer advances	(600,000)	(250,000)
Repayment of bridge loan financing	-	(8,000,000)
Proceeds from convertible note payable to related party	-	5,000,000
Proceeds from short term convertible note	-	5,000,000
Proceeds from customer advances	-	1,000,000
Proceeds from long term debt	-	150,000
Net cash provided by financing activities	2,487,865	2,015,975

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2010	2009

Net increase in cash and cash equivalents	3,668,890	232,381

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	969,784	737,503
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,638,674	$969,784

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid in cash	$1,577,292	$237,718
Income taxes paid in cash	-	750,123

NON-CASH FINANCING AND INVESTING ACTIVITIES

Fair value of common stock, warrants and options issued in connection with an acquisition (see Note 7)	$15,398,164	$-
Initial measurement of asset retirement obligation	250,089	-
Long term debt issued for property and equipment purchase	952,336	-
Capital lease for equipment purchase	489,579	88,405
Other current assets exchanged for equipment	100,000	104,220
Equipment loan paid with new note	128,263	180,692
Warrants issued to brokers acting as agents for a private placement	129,517	-
Conversion of short term convertible note into common stock	-	5,000,000
Transfer of land to joint venture	-	621,000
Settlement of accrued offering and acquisition costs with common stock	-	346,750
Settlement of put option with common stock	-	246,400
Equipment exchanged for other current assets	-	100,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

On June 2, 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian corporation, engaged in the exploration for precious metal deposits and advancing them to production (See Note 7).

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

b.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of the intercompany accounts and transactions.

c.

Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

d.

Fair Value of Financial Instruments – The Company’s financial instruments include cash, restricted cash, accounts receivable, investments, accounts payable, derivatives and accrued expenses, and are carried at fair value. The carrying value of restricted cash, notes payable, capital leases, customer advances, and convertible note payable to related party approximate fair value based on the contractual terms of those instruments.

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

g.

Estimates and Assumptions – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, inventory net realizable value and asset retirement obligations.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

h.

Investments – Available-for-sale securities are initially recorded at cost and then carried at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.  The Company also has a 50% interest in a joint venture at its Butte Highlands Gold Project (see Note 5).  Given that the Company’s 50% interest in the joint venture is carried to production, the Company does not have management control over operating decisions of the joint venture until its joint venture partner’s investment in the project, less $2 million, is recovered by the joint venture partner out of future production; and the Company has no risk of loss from expenses incurred by the joint venture until production, the Company is carrying its investment in the joint venture at cost on its consolidated balance sheet.

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

n.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – The Company reviews the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, it was determined that our East Camp Douglas property was fully impaired at September 30, 2010 and the remaining $35,000 in carrying value was written off to mineral exploration expenses during the year ended September 30, 2010.  No other properties were determined to be impaired at September 30, 2010.  At September 30, 2009, it

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

was determined that our East Camp Douglas, Gold Gate and Long Canyon properties were impaired and $90,000 in carrying values were written off to mineral exploration expenses during the year ended September 30, 2009.

o.

Asset Retirement Obligations – A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation), in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company has an asset retirement obligation associated with its joint venture at the Butte Highlands Gold Project (See Note 12).

p.

Provision for Income Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 13).

q.

Translation of Foreign Currencies – All amounts are presented in US dollars. The Company’s discontinued operations in Mexico are translated at average rates of exchange for the year. The assets and liabilities of the Mexican operation are translated at the exchange rate in effect at the balance sheet date. Foreign translation and transaction gains (losses) of $142,654 and $(74,779) for the years ended September 30, 2010 and 2009, respectively, have been included in the current period net loss as a component of loss from discontinued operations.  The Company also has a Canadian subsidiary that was acquired in June 2010 (See Note 7).  The operations of the Canadian subsidiary are translated at average rates of exchange for the year. The assets and liabilities of the Canadian subsidiary are translated at the exchange rate in effect at the balance sheet date. Foreign translation and transaction losses from continuing operations of $4,073 and none for the years ended September 30, 2010 and 2009, respectively, have been included in the current period net loss as a component of other expense.

r.

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

s.

Goodwill – Goodwill relates to the acquisition of Timberline Drilling.  At least annually, goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted expected cash flow analysis is used to determine fair value.  There was no impairment loss revealed by this test as of September 30, 2010 or 2009.

t.

Net Loss per Share – Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2010 and 2009 is as follows:

	2010	2009
Stock options	6,203,641	6,235,168
Warrants	8,050,375	1,337,934
Convertible debt	3,333,333	3,651,944
Total possible dilution	17,587,349	11,225,046

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

At September 30, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquisition.  The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Effective October 1, 2009, the Company adopted the updated guidance for business combinations.

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

SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

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

w.

Reclassifications – Certain reclassifications have been made to the 2009 financial statements in order to conform to the 2010 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS, (continued):

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and 2009, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

			Input Hierarchy Level
	2010	2009
Assets:
Cash and cash equivalents	$4,638,674	$969,784	Level 1
Restricted cash	379,952	42,687	Level 1
Available-for-sale equity security	506,600	50,000	Level 2

NOTE 4 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights and equipment and accumulated depreciation at September 30, 2010 and 2009:

	Expected
	Useful Lives (years)	2010	2009

Equipment and vehicles	5-10	$10,307,144	$9,312,806
Office equipment and furniture	3-10	236,688	261,664
Land	-	114,188	51,477
Mineral rights	-	12,162,342	47,000
Asset retirement cost	-	250,089	-
Building and leasehold improvements	5-15	349,813	149,377
Total property, mineral rights and equipment		23,420,264	9,822,324
Less accumulated depreciation		(4,158,754)	(3,519,793)
Property, mineral rights and equipment, net		$19,261,510	$6,302,531

Property and equipment includes assets (primarily core drills and related equipment) held under capital leases of $1,612,443 and $1,592,273 at September 30, 2010 and 2009. Related amortization of assets held under capital leases included in accumulated depreciation was $422,813 and $509,920 at September 30, 2010 and 2009, respectively (See Note 9).

Depreciation expense for the years ended September 30, 2010 and 2009 was $1,504,057 and $1,367,192, respectively.

During the years ended September 30, 2010 and 2009, respectively, the Company acquired $100,000 and $104,220 in equipment and vehicles in exchange for other current assets.

During the year ended September 30, 2009, the Company transferred its Butte Highlands land, valued at $621,000 to the Butte Highlands Joint Venture, LLC (“BHJV”) in return for a 50% carried interest in BHJV (See Note 5).

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, the Company entered into a Joint Venture Operating Agreement with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project, carried on its balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, the Company

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 5 – INVESTMENT IN JOINT VENTURE, (continued):

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

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

Year Ended September 30,
	2010	2009
Cost	$ 50,000	$ 50,000
Unrealized Gain	$ 456,600	-
Fair Value	$ 506,600	$ 50,000

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of September 30, 2010, which was $0.17 per share.  At September 30, 2009, the Company recorded its investment at its cost of $50,000, which management believed approximated its fair value at that time.

RWMC is also a related party to the Company (See Note 11).

NOTE 7 – ACQUISITION OF STACCATO GOLD RESOURCES LTD.:

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

SEPTEMBER 30, 2010

NOTE 7 – ACQUISITION OF STACCATO GOLD RESOURCES LTD., (continued):

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

Timberline’s common stock issued as consideration was valued based upon the closing price of $1.01 per share of our common stock on the NYSE Amex on June 2, 2010.  The warrants and options that were issued as consideration were valued on that date using the Black-Scholes pricing model, based upon the following principal assumptions:

	Warrants	Options
Risk-free interest rate	0.38%	0.22% - 1.30%
Dividend yield	N/A	N/A
Volatility factor	106.1%	57.7% - 121.6%
Remaining to expiry date – warrants (weighted average) Expected term - options	1.13 years	0.60 – 2.90 years

The purchase price allocation of the acquisition is summarized as follows:

Purchase price:
Shares issued on acquisition	$14,444,394
Warrants	889,341
Options	64,429
Cash	37,035
$15,435,199

Net assets acquired:
Cash and cash equivalents	$4,458,068
Other current assets	69,684
Restricted cash	54,258
Mineral rights and equipment, net	12,113,342
Deferred income taxes	(1,260,153)
$15,435,199

The consolidated statement of operations of the Company for the year ended September 30, 2010 includes expenses incurred by Staccato of $1,277,744 and no revenue since the acquisition date.

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the Staccato acquisition had occurred at the beginning of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results. The unaudited pro forma loss from operations, net loss and net loss per share available to common stockholders, basic and diluted, for the year ended September 30, 2010 includes non-recurring severance and professional expenses incurred by Staccato in the amount of $1,622,248.

	Year ended September 30,
	2010	2009
Revenues	$20,733,337	$13,242,093
Loss from operations	(6,748,356)	(8,225,189)
Net loss from continuing operations	(7,175,813)	(9,413,372)
Net loss per share from continuing operations available to common stockholders, basic and diluted	(0.13)	(0.20)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 8 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, Newmont USA Limited (“Newmont”) provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance is to be repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of September 30, 2010 and September 30, 2009, customer advances were $150,000 and $750,000, respectively.  $0 and $150,000 of the remaining customer advance balance was classified as a long-term liability as of September 30, 2010 and 2009, respectively.

 NOTE 9 – CAPITAL LEASES:

The Company finances a substantial portion of its core drilling equipment purchases through capital leases.  Future minimum lease payments at September 30, 2010 for the related obligations under capital leases were:

Year Ending September 30,

2011	$319,482
2012	143,939
2013	140,683
2014	93,789
Total minimum lease payments	697,893
Less amount representing interest	(68,631)
Present value of minimum lease payments	629,262
Less obligations due within one year	(287,946)
Obligations under capital leases, due after one year	$341,316

NOTE 10 – LONG TERM DEBT:

Long term debt at September 30, 2010 and 2009 consists of the following:

	2010	2009
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $26,098 per month, at rates ranging from 0.0% to 10.0% with a weighted average interest rate of approximately 6.5%. The notes are collateralized by vehicles, equipment, and accounts receivable.	$1,125,853	$396,958
Less current portion	(444,884)	(159,320)
	$680,969	$237,638
Debt outstanding will mature as follows: Year ending September 30,
2011	$444,884
2012	286,308
2013	297,849
2014	96,812
Total	$1,125,853

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 11 – RELATED PARTY TRANSACTIONS:

Information regarding related party notes payable is as follows at September 30, 2010 and 2009:

	2010	2009

Small Mine Development, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Small Mine Development, LLC	$41,667	$477,916
Related party interest expense	$556,625	$477,916

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

The Convertible Term Note has a principal amount of $5.0 million and is collateralized pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc., pursuant to the Pledge Agreement, as well as a Deed of Trust covering the Company’s Butte Highlands property in Silver Bow county, Montana (the “Butte Highlands Property”).

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest payments due at maturity on October 31, 2010. The Convertible Term Note, including accrued interest, is convertible into common stock by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. Management analyzed the conversion features contained in this note considering the guidance provided in the ASC for derivatives and hedging.  Management’s conclusion was that these convertible features are conventional convertible instruments and thus would qualify for equity classification. As conventional convertible instruments, the embedded conversion options qualify for the scope exception provided in the guidance for derivatives and hedging, and therefore would not be bifurcated from the host instrument.

The Convertible Term Note was scheduled to be repaid on or before October 31, 2010, including interest due at maturity.  In June 2010, SMD agreed to extend the Maturity Date of the Convertible Term Note to on or before April 30, 2012.  All interest accrued through June 30, 2010 was paid by the Company to SMD at that time.  The Company also paid a $50,000 extension fee to SMD in consideration for the extension of the Convertible Term Note.  The extension fee has been recorded as a deferred financing cost and is being amortized over the life of the loan.  The Convertible Term Note was also amended to require interest accrued subsequent to June 30, 2010 to be paid by the Company to SMD monthly, rather than accruing interest to maturity.  All other terms of the loan were unchanged.  The Company has accounted for the extension of the Maturity Date as a loan modification.

The Convertible Term Note may be prepaid in whole or in part at any time without premium or penalty. If the Company defaults on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and the Company must pay SMD an origination fee in the amount of $50,000.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 11 – RELATED PARTY TRANSACTIONS, (continued):

Butte Highlands Joint Venture Agreement

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

During the years ended September 30, 2010 and 2009, Timberline Drilling, our wholly owned subsidiary, provided $106,763 and $431,184, respectively, in core drilling services to BHJV at the Butte Highlands Gold Project.

At September 30, 2010 and 2009, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $30,571 and $167,073, respectively.  This amount is included in prepaid expenses and other assets on the consolidated balance sheets at September 30, 2010 and 2009.

Swallow Consulting Agreement

In December 2009 the Company entered into an agreement with John Swallow, a former director and former executive of the Company, to provide advisory services as needed and requested by the Company through June 30, 2010.  In exchange for these services the Company paid Mr. Swallow $170,000.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 18% of the issued and outstanding stock of RWMC as of September 30, 2010.

In May 2010, the Company entered into an agreement with RWMC to provide bridge loan financing.  An unsecured loan for $100,000 was made by the Company to RWMC, with an annual interest rate of 12%, due August 31, 2010.  In July 2010 the entire loan balance was repaid, along with $2,467 of interest accrued up to the date of repayment, and the loan agreement was cancelled.

NOTE 12 – ASSET RETIREMENT OBLIGATION:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 12 – ASSET RETIREMENT OBLIGATION, (continued):

The following table summarizes activity in the Company’s ARO.

Year Ended September 30, 2010
Balance at September 30, 2009	$-
Initial measurement	250,089
Accretion expense	9,378
Balance at September 30, 2010	$259,467

NOTE 13 – INCOME TAXES:

Significant components of income tax benefit for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Discontinued operations	-	145,089
Total current income tax benefit	-	145,089

Deferred:
Federal	408,031	-
Foreign	-	-
Total deferred income tax provision	408,031	-
Total income tax benefit	$408,031	$145,089

The components of the Company’s deferred taxes are as follows:

	2010	2009
Net deferred tax asset:
Exploration costs	$860,000	$539,500
Property, mineral rights and equipment	(275,000)	(219,000)
Bad debt reserve	-	106,000
Intangible expenses	(167,000)	(72,000)
Foreign intangible expenses	(230,000)	-
Share based compensation	1,787,000	1,522,000
Foreign income tax credit carryforwards	443,000	442,800
Federal net operating losses	8,920,000	7,120,000
Foreign net operating losses	1,878,000	-
Total net deferred tax asset	13,216,000	9,439,300
Valuation allowance	(13,216,000)	(9,439,300)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax liability:
Property, mineral rights and equipment	(3,684,122)	-
Exploration costs	396,000	-
Federal net operating losses	2,436,000	-
Total deferred tax liability	(852,122)	-
Deferred tax liability	$852,122	$-

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 13 – INCOME TAXES, (continued):

The federal income taxes of the Company’s wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s Canadian subsidiary, Staccato Gold Resources Ltd.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2010 and 2009.

Net loss before income taxes for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Current:
Domestic	$(4,494,555)	$(7,098,117)
Foreign	(1,664,304)	(355,600)
	$(6,158,859)	$(7,453,717)

	2010	2009

Statutory Federal income tax rate	34%	34%

Expected income tax benefit based on statutory rate	$(2,094,000)	$(2,534,300)

Permanent differences(1)	(116,031)	740,000

Effect of state taxes	(342,000)	(522,000)

Non-recognition due to increase in valuation allowance	2,144,000	2,316,300

Discontinued operations benefit	-	(145,089)

Total income tax benefit	$(408,031)	$(145,089)

(1)

Includes tax loss carryforwards, foreign current income taxes, non-deductible insurance premiums, non-deductible meals and entertainment, and non-deductible penalties

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of September 30, 2010 or 2009. Therefore, we do not have an accrual for uncertain tax positions as of September 30, 2010 or 2009.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

At September 30, 2010, the Company has federal net operating loss carryforwards of approximately $28,700,000 which will expire in fiscal years ending September 30, 2017 through September 30, 2030. $21,617,000 of state net operating loss carryforwards will expire in fiscal years ending September 30, 2011 through September 30, 2030.

At September 30, 2010 the Company had $443,000 of foreign tax credit carryforwards which expire in 2012 and 2013.  The Company also has approximately $6,000,000 in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2026 through September 30, 2030.

For the year ended September 30, 2010, the acquisition of Staccato Gold Resources Ltd. had a significant impact on our deferred tax position.  The acquisition added a net deferred tax liability of $852,122 related to the purchase accounting.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 13 – INCOME TAXES, (continued):

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, the Company is restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2010, this limitation is applicable to accumulated federal net operating losses of approximately $2,040,000.

Certain estimates for income tax for the year ended September 30, 2009 used in calculating income tax for the year ended September 30, 2010 have been revised to reflect the actual amounts per the tax returns filed with federal and state tax authorities.  These revisions had no effect on the current or prior year income tax provision (benefit), or deferred tax assets or liabilities.

NOTE 14 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

In November 2009, the Company initiated a private placement of the Company’s common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units at a price of $1.00 per unit for a total of $3,000,000.  The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until March 25, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400 and the placement closed on November 23, 2009.  The Company incurred $196,238 in expenses with respect to the offering, resulting in net proceeds of $2,807,162.  In connection with the offering, the Company also issued 196,238 warrants, with the same terms of exercise as described above, to brokers acting as agents for the private placement valued at $129,517.  The value of the 1,697,938 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.29%, stock price on the date of closing of $1.18, volatility of 153.4%, dividend yield of 0% and an expected life equal to the term of the warrants, was $1,120,441.

Warrant Repricing

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

Acquisition of Staccato Gold Resources Ltd.

In June 2010, as part of the Company’s acquisition of Staccato, 6,352,437 warrants were issued in exchange for outstanding Staccato warrants at the June 2, 2010 acquisition date. The warrants have an exercise price of $3.34 and have terms expiring between July 4, 2011 and August 16, 2011.  The value of the 6,352,437 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.38%, stock price on the date of closing the Staccato acquisition of $1.01, volatility of 106.1%, dividend yield of 0% and an expected life equal to the term of the warrants, was $889,341.  This value was included as part of the cost of the acquisition (see Note 7).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 14 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

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

Stock Issued for Settlement of Put Option

In return for providing bridge loan financing to the Company during the year ended September 30, 2008, the lender received 160,000 shares of common stock of the Company.  In addition, the lender received a put option for the 160,000 shares of common stock issued, exercisable ninety days from the maturity date of the bridge loan, to put some or all of the 160,000 common shares back to the Company at a redemption price of $2.00 per share.

During the year ended September 30, 2009, the lender indicated its intention to exercise the put option and return the shares to the Company. The Company and the lender agreed that the Company would issue an additional 535,652 shares of common stock, valued at the trailing 30 day average closing price of the Company’s stock of $0.46 per share, to the lender in lieu of settling the option with a cash payment.  These shares were issued in March 2009 and a loss on the derivative of $154,064 was recorded in the consolidated statement of operations for the year ending September 30, 2009.

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

Stock Issued for Services

During the years ended September 30, 2010 and 2009, 36,500 and 229,000 shares of common stock, respectively, were issued to employees and directors of the Company as incentive bonuses under the Company’s 2005 Equity Incentive Plan (amended).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 14 – COMMON STOCK, WARRANTS AND PREFERRED STOCK (continued):

Warrants

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,301,734	$2.45
Issued
Exercised
Expired	(963,800)	(1.00)
Outstanding at September 30, 2009	1,337,934	0.50(2)
Issued	1,697,938	1.75
Issued on acquisition of Staccato Gold Resources Ltd.	6,352,437	3.34
Exercised	(1,085,944)	0.50
Expired	(251,990)	(0.50)
Outstanding at September 30, 2010(1)	8,050,375	$3.00

(1)  These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.75	March 25, 2011
2,485,488	$3.34	July 4, 2011
1,744,500	$3.34	July 18, 2011
1,362,857	$3.34	August 9, 2011
759,592	$3.34	August 16, 2011
8,050,375

(2)

In September 2009, the Company amended the terms of its outstanding warrants to encourage holders to exercise their warrants. As a result, the exercise price of the warrants outstanding at September 30, 2009 was amended from $3.50 per warrant to $0.50, and the expiration date was extended from September 30, 2009 to October 16, 2009.  1,085,944 of these warrants were exercised during the year ended September 30, 2010 and the remaining 251,990 expired.

Preferred Stock

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 15 – STOCK OPTIONS:

The Company has established the 2005 Equity Incentive Plan (as amended by shareholders of the Company on May 28, 2010) to authorize the granting of up to 10,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.  The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table.

	2010	2009
Expected volatility	57.7% -129.7%	105.2% - 122.6%
Weighted-average volatility	126.5%	111.5%
Expected dividends	-	-
Expected term (in years)	0.6 - 3.0	2.0 - 3.0
Risk-free rate	0.22% - 1.38%	1.02% - 1.49%
Expected forfeiture rate	0% - 10%	10%

The following is a summary of the Company’s options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	3,917,502	$2.65
Granted	4,678,500	0.41
Exercised	(75,000)	(0.80)
Expired	(2,285,834)	(2.83)
Outstanding at September 30, 2009	6,235,168	$0.92
Exercisable at September 30, 2009	4,005,933	$1.02
Weighted average fair value of options granted during the year ended September 30, 2009		$0.31

Outstanding at September 30, 2009	6,235,168	$0.92
Granted(1)	1,587,143	0.89
Exercised	(1,277,003)	(0.44)
Expired and forfeited	(341,667)	(1.94)
Outstanding at September 30, 2010	6,203,641	$0.96
Exercisable at September 30, 2010	5,459,648	$1.04

Weighted average fair value of options granted during the year ended September 30, 2010		$0.56

(1)

Includes 102,143 options issued to holders of Staccato Gold Resources stock options pursuant to the agreement for the acquisition of Staccato Gold Resources Ltd by the Company.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 15 – STOCK OPTIONS, (continued):

The average remaining contractual term of the options outstanding and exercisable at September 30, 2010 was 3.42 and 3.45 years, respectively. The average remaining contractual term of the options outstanding and exercisable at September 30, 2009 was 3.97 and 3.89 years, respectively. Of the options exercised, 301,668 were on a cashless basis resulting in the issuance of 201,394 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $442,941 from the exercise of the remaining 975,335 options.  Options exercised during the year ending September 30, 2009 were exercised on a cashless basis, resulting in the issuance of 35,000 shares based on the current price of the Company’s stock on the date of exercise.  The aggregate intrinsic value of options exercised during the year ending September 30, 2010 and 2009 was $779,546 and $52,500, respectively.

Total compensation cost charged against operations under the plan for employees was $840,780 and $1,609,093 for the year ended September 30, 2010 and 2009, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $627,294 and $464,953 for the year ended September 30, 2010 and 2009, respectively.  These costs are classified under other general and administrative expenses.

As of September 30, 2010, total unrecognized compensation expense related to options was $153,892 and the related weighted-average period over which it is expected to be recognized is approximately 0.27 years.  The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2010, before applicable income taxes, was $3,072,670 and $2,452,076, respectively, based on our closing price of $1.17 per common share at September 30, 2010.

NOTE 16 – DISCONTINUED OPERATIONS:

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for future use.  The results of operations for the Company’s Mexican subsidiary, World Wide Exploration, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the years ended September 30, 2010 and 2009:

	2010	2009
Revenues	$1,978,270	$4,331,005
Cost of revenues	(2,850,142)	(3,879,272)
Operating expenses	(428,549)	(698,016)
Severance expense	(106,579)	-
Write-down of property and equipment held for sale	(132,993)	-
Write-down of inventory held for sale	(229,026)	-
Foreign exchange gain (loss)	142,654	(74,779)
Interest income	4,069	17,601
Interest expense	(1,265)	(20,760)
Other income	5,909	-
Income tax benefit	-	145,089
Loss from discontinued operations, net of tax	$(1,617,652)	$(179,132)

The consolidated balance sheet of the Company at September 30, 2010 has assets held for sale of $319,291 which includes $228,641 in inventory and $90,650 in property and equipment resulting from the discontinued operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 16 – DISCONTINUED OPERATIONS, (continued):

Cash flows from discontinued operations, included in the Company’s consolidated statements of cash flows for the years ending September 30, 2010 and 2009 are as follows:

	2010	2009
Cash flows from operating activities	$(159,976)	$131,699
Cash flows from financing activities	-	(24,869)
Cash flows from investing activities	(9,363)	(15,679)
Total cash flows from discontinued operations	$(169,339)	$91,151

NOTE 17 – SEGMENT INFORMATION:

The Company has two operating segments at September 30, 2010 and 2009: drilling revenues from Timberline Drilling, and Timberline Resource’s exploration activities.  As a result of the closure of our drilling service operations in Mexico during the year ended September 30, 2010, segment information for the periods presented in the table below has been adjusted to reflect the discontinued operations.

Segment information for the years ended September 30, 2010 and 2009 is as follows:

	2010	2009
Revenues from continuing operations:
Timberline Resources	$-	$-
Timberline Drilling	21,813,435	13,242,093
Elimination of intersegment revenues	(1,080,098)	-
Total revenues from continuing operations	$20,733,337	$13,242,093

Income (loss) before income taxes from continuing operations:
Timberline Resources	$(6,251,145)	$(5,997,234)
Timberline Drilling	1,709,938	(1,132,262)
Loss before income taxes from continuing operations	$(4,541,207)	$(7,129,496)

Identifiable assets:
Timberline Resources	$17,577,156	$1,323,051
Timberline Drilling	13,172,598	9,997,792
Discontinued operations	518,775	2,703,384
Total identifiable assets	$31,268,529	$14,024,227

Depreciation and amortization from continuing operations:
Timberline Resources	$50,483	$36,492
Timberline Drilling	1,217,660	1,037,670
Total depreciation and amortization from continuing operations	$1,268,143	$1,074,162

Expenditures for additions to property and equipment:
Timberline Resources	$-	$-
Timberline Drilling	2,567,603	463,523
Discontinued operations	31,168	20,979
Total expenditures for additions to capital assets	$2,634,771	$484,502

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 17 – SEGMENT INFORMATION, (continued):

During the years ended September 30, 2010 and 2009, revenue from transactions with one customer amounted to 10% or more of our consolidated revenues.  Newmont accounted for revenue of $19,283,298 and $11,888,386 for the years ending September 30, 2010 and 2009, respectively.

The assets of Timberline Resources are located in the United States.  The assets of Timberline Drilling are also located in the United States and their revenues are derived from drilling contracts in the United States.  Timberline Resources is not an operating entity at this point insofar as they are not generating revenues from the sales of their properties, but they are actively exploring several properties for their mining potential.

NOTE 18 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana and Eureka, Nevada, and offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho.  Total office and storage rental expense aggregated $205,116 and $284,015 for the years ended September 30, 2010 and 2009, respectively.

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2011	$174,973
2012	$101,220
2013	$ 34,305
2014	$ -
2015	$ -

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of September 30, 2010 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the Company’s fourth fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Registered Public Accounting Firm dated December 16, 2010.

2.

Consolidated Balance Sheets—At September 30, 2010 and 2009.

3.

Consolidated Statements of Operations—Years ended September 30, 2010 and 2009.

4.

Consolidated Statements of changes in Stockholders’ Equity—Years ended September 30, 2010 and 2009.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2010 and 2009.

6.

Notes to Consolidated Financial Statements.

See ”Item 8. Financial Statements and Supplementary Data”.

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant (9)
3.2	By-Laws of the Registrant (9)
4.1	Specimen of the Common Stock Certificate (1)
4.2	Form of Warrant for November 2009 Private Placement
4.3	Convertible Note between the Company and Ron and Stacey Guill (10)
4.4	Term Note between the Company and Small Mine Development, LLC (10)
10.1	Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)
10.2	Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)
10.3	Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)
10.4	P. Dircksen Agreement/Current Consulting Agreement (1)
10.5	2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)
10.6	2/1/06 Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant (2)
10.7	2/1/06 Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (3)
10.8	Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders (4)
10.9	5/1/06, Employment Agreement with VP Paul Dircksen (5)
10.10	Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (6)
10.11	Promissory Note, dated June 27, 2008, entered into between Timberline Resources Corporation and Auramet Trading, LLC.(7)
10.12	Severance Agreement, dated March 10, 2008 among Timberline Resources Corporation, Douglas Kettle and David and Margaret Deeds.(7)
10.13	Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan (8)
10.14	Agreement and Plan of Merger between Timberline Resources Corporation, an Idaho corporation ,and Timberline Resources Corporation, a Delaware corporation, date August 22, 2008 (9)
10.15	Pledge Agreement between the Company and Ron and Stacey Guill. (10)
10.16	Security Agreement between the Company and Ron and Stacey Guill.(10)
10.17	Credit Agreement between the Company and Small Mine Development, LLC. (10)
10.18	Pledge Agreement between the Company and Small Mine Development, LLC. (10)
10.19	Right of First Refusal between the Company and Small Mine Development, LLC. (10)
10.20	Settlement Agreement with John Swallow, dated October 5, 2009
10.21

Operating Agreement with Highland Mining, LLC, dated July 22, 2009 (Note that parts of this agreement have been redacted pursuant to a Confidential Treatment Request filed with the Commission concurrently herewith)

10.22	Settlement Agreement with Jefferies & Co. dated July 14, 2009
10.23	Amended Employment Agreement of Mr. Paul Dircksen, dated December 29, 2008 (11)
10.24	Amended Employment Agreement of Mr. Randal Hardy dated December 29, 2008 (11)
10.25	Amended Employment Agreement of Mr. John Swallow dated December 29, 2008 (11)
10.26	Arrangement Agreement between the Company and Staccato Gold dated March 22, 2010 (12)
10.27	Form of Support Agreement between the Company and officers and directors of Staccato Gold (12)
10.28	Loan Amendment Agreement between the Company and Small Mine Development, LLC dated June 21, 2010 (13)
14	Code of Ethics (2)
21	List of Subsidiaries
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(7) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 3, 2008..

(8) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 26, 2008.

(9) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.

(10) Incorporated by reference to Ron and Stacey Guill’s Schedule 13-D as filed with the Securities and Exchange Commission on December 24, 2008.

(11) Incorporated by reference to the Company’s Form 8-K as filed with the Securities ane Exchange Commission on January 12, 2009.

(12) Incorporated by reference to the Company’s Form,8-K as filed with the Securities and Exchange Commission on March 29, 2010.

(13) Incorporated by reference to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 11, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and, Financial Officer)	December 17, 2010
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 17, 2010

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Randal Hardy Randal Hardy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	December 17, 2010
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 17, 2010
/s/ Paul Dircksen Paul Dircksen	Director, Executive Chairman of the Board, and Vice-President, Exploration	December 17, 2010
/s/ Vance Thornsberry Vance Thornsberry	Director	December 17, 2010
/s/ Eric Klepfer Eric Klepfer	Director	December 17, 2010
/s/ Ron Guill Ron Guill	Director	December 17, 2010
/s/ James H. Moore James H. Moore	Director	December 17, 2010
/s/ Robert Martinez Robert Martinez	Director	December 17, 2010
/s/ David Poynton David Poynton	Director	December 17, 2010