Form 10-Q
period 2010-12-31
Timberline Resources Corp
filed 2011-02-11
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at February 11, 2011:  55,806,526

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2010

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations and comprehensive income (loss)

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8 - 17

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,955,397	$4,638,674
Accounts receivable	550,307	908,358
Materials and supplies inventory	1,505,558	1,238,369
Assets held for sale	165,086	319,291
Prepaid expenses and other current assets	445,054	394,557
Current portion of deferred financing cost with related party, net	27,273	27,273
TOTAL CURRENT ASSETS	4,648,675	7,526,522

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Mineral rights	12,302,342	12,162,342
Property and equipment, net	6,885,103	7,099,168
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	19,187,445	19,261,510

OTHER ASSETS:
Investment in joint venture	621,000	621,000
Restricted cash	380,094	379,952
Deposits and other assets	148,673	148,512
Deferred financing cost with related party, net of current portion	9,091	15,909
Available-for-sale equity security (cost-$50,000)	566,200	506,600
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	4,533,582	4,480,497
TOTAL ASSETS	$28,369,702	$31,268,529

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,592,469	$2,505,617
Accrued expenses	368,787	550,565
Accrued payroll, benefits and taxes	288,467	674,106
Current portion of long term debt	443,215	444,884
Current portion of obligations under capital leases	231,916	287,946
Accrued interest on convertible note payable to related party	41,667	41,667
Customer advances	-	150,000
Deferred revenue	-	45,000
TOTAL CURRENT LIABILITIES	3,966,521	4,699,785

LONG-TERM LIABILITIES:
Convertible note payable to related party	5,000,000	5,000,000
Long-term debt, net of current portion	611,197	680,969
Obligations under capital leases, net of current portion	311,948	341,316
Asset retirement obligation	372,593	259,467
Deferred income taxes	394,924	852,122
TOTAL LONG-TERM LIABILITIES	6,690,662	7,133,874

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 55,795,193 and 55,649,064 shares issued
and outstanding, respectively	55,795	55,649
Additional paid-in capital	50,025,215	49,803,825
Accumulated deficit	(32,884,691)	(30,881,204)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	516,200	456,600
TOTAL STOCKHOLDERS' EQUITY	17,712,519	19,434,870
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,369,702	$31,268,529

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)

REVENUES	$5,561,736	$3,253,881

COST OF REVENUES	5,003,566	2,523,095

GROSS PROFIT	558,170	730,786

OPERATING EXPENSES:
Mineral exploration expenses	1,493,239	54,293
Salaries and benefits	479,537	457,288
Insurance expense	120,382	114,139
Professional fees expense	100,395	372,439
Other general and administrative expenses	557,055	449,096
TOTAL OPERATING EXPENSES	2,750,608	1,447,255

LOSS FROM OPERATIONS	(2,192,438)	(716,469)

OTHER INCOME (EXPENSE):
Other income	502	37,117
Foreign exchange gain	4,790	-
Interest income	1,943	3,392
Related party interest expense	(131,818)	(138,092)
Interest expense	(29,082)	(24,986)
TOTAL OTHER EXPENSE	(153,665)	(122,569)

NET LOSS BEFORE INCOME TAXES	(2,346,103)	(839,038)

INCOME TAX BENEFIT	457,198	-

NET LOSS FROM CONTINUING OPERATIONS	(1,888,905)	(839,038)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(114,582)	(93,024)

NET LOSS	(2,003,487)	(932,062)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity security	59,600	-
COMPREHENSIVE LOSS	$(1,943,887)	$(932,062)

NET LOSS PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.04)	$(0.02)
DISCONTINUED OPERATIONS	nil	nil (0.02)
NET LOSS	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	55,759,611	38,339,547

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,003,487)	$(932,062)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	407,136	343,960
Gain on disposal of equipment	(1,710)	(215)
Stock based compensation	178,536	272,403
Accretion of asset retirement obligation	3,126	-
Amortization of deferred financing cost with related party	6,818	-
Deferred income taxes	(457,198)	-
Loss on disposal of assets held for sale	13,005	-
Inventory write-down	-	60,916
Other non-cash compensation	-	33,845
Changes in assets and liabilities:
Accounts receivable	358,051	1,382,951
Materials and supplies inventory	(267,189)	73,676
Prepaid expenses and other current assets, deposits and other assets	(50,658)	(180,028)
Accounts payable	86,852	(630,687)
Accrued expenses	(181,778)	(90,420)
Accrued payroll, benefits and taxes	(385,639)	(191,722)
Accrued interest on convertible note payable to related party	-	138,092
Deferred revenue	(45,000)	-
Net cash provided (used) by operating activities	(2,339,135)	280,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(199,696)	(60,293)
Change in restricted cash	(142)	(81)
Proceeds from sale of equipment	8,335	18,501
Purchase of mineral rights	(30,000)	(15,000)
Proceeds from sale of assets held for sale	141,200	-
Net cash used by investing activities	(80,303)	(56,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(71,441)	(36,920)
Payments on capital leases	(85,398)	(128,940)
Payments on customer advances	(150,000)	(150,000)
Proceeds from exercise of options	43,000	63,241
Proceeds from issuances of stock and warrants, net of stock offering costs	-	2,807,162
Proceeds from exercise of warrants	-	542,972
Net cash provided (used) by financing activities	(263,839)	3,097,515

Net increase (decrease) in cash and cash equivalents	(2,683,277)	3,321,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,638,674	969,784
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,955,397	$4,291,135

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Warrants issued to brokers acting as agents for a private placement	$-	$129,517

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). Kettle provides drilling services to the mining and mineral exploration industries in North America.  In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In September 2010, we closed our drilling services operation in Mexico which was operated by World Wide and moved substantially all of the World Wide assets to the United States.

On June 2, 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian corporation, engaged in the exploration for precious metal deposits and advancing them to production (See Note 7).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

b.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

c.

Net Loss per Share –Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2010 and 2009, would be as follows:

	December 31, 2010	December 31, 2009

Stock options	6,090,308	5,936,499
Warrants	8,050,375	1,697,938
Convertible debt	3,333,333	3,744,006
Total possible dilution	17,474,016	11,378,443

At December 31, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

d.

Asset retirement obligation – The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company has an ARO associated with its underground exploration program at the Butte Highlands Gold Project as well as its Lookout Mountain exploration project (see Note 9).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

e.

New accounting pronouncements – In January 2010, the ASC guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The updated guidance was adopted by the Company in its quarter ended December 31, 2009, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS:

Effective October 1, 2008 for financial assets and liabilities, and October 1, 2009 for non-financial assets and liabilities, the Company has adopted expanded disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring or non-recurring basis:

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and September 30, 2010, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31, 2010	September 30, 2010	Input Hierarchy Level

Assets:
Cash and cash equivalents	$1,955,397	$4,638,674	Level 1
Restricted cash	380,094	379,952	Level 1
Available-for-sale equity security	566,200	506,600	Level 2

NOTE 4 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, Newmont USA Limited (“Newmont”) provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance was repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of December 31, 2010 and September 30, 2010, customer advances were none and $150,000, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, the Company entered into a Joint Venture Operating Agreement with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project, carried on its balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, the Company holds a 50% interest in BHJV.  Under terms of the agreement, the Company’s interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.

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

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

	December 31,	September 30,
	2010	2010
Cost	$ 50,000	$ 50,000
Unrealized Gain	516,200	456,600
Fair Value	$ 566,200	$ 506,600

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of December 31, 2010 and September 30, 2010, which was $0.19 and $0.17 per share, respectively.

RWMC is also a related party to the Company (See Note 8).

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

DECEMBER 31, 2010

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

Timberline’s common stock issued as consideration was valued based upon the closing price of $1.01 per share of our common stock on the NYSE Amex on June 2, 2010.  The warrants and options that were issued as consideration were valued on that date using the Black-Scholes pricing model, based upon the following principal assumptions:

	Warrants	Options
Risk-free interest rate	0.38%	0.22% - 1.30%
Dividend yield	N/A	N/A
Volatility factor	106.1%	57.7% - 121.6%
Remaining period to expiry date – warrants (weighted average) Expected term - options	1.13 years	0.60 – 2.90 years

The purchase price allocation of the acquisition is summarized as follows:

Purchase price:
Shares issued on acquisition	$14,444,394
Warrants	889,341
Options	64,429
Cash	37,035
$15,435,199

Net assets acquired:
Cash and cash equivalents	$4,458,068
Other current assets	69,684
Restricted cash	54,258
Mineral rights and equipment, net	12,113,342
Deferred income taxes	(1,260,153)
$15,435,199

The consolidated statement of operations of the Company for the three months ended December 31, 2010 includes net losses incurred by Staccato of $910,886 and no revenue since the acquisition date.

The unaudited pro forma financial information for the three months ended December 31, 2009, below, represents the combined results of the Company’s operations as if the Staccato acquisition had occurred at the beginning of the period presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results. The unaudited pro forma loss from continuing operations, net loss and net loss per share available to common stockholders, basic and diluted, for the three months ended December 31, 2009 includes non-recurring severance and professional expenses incurred by Staccato in the amount of $1,622,248. The amounts presented below for the three months ended December 31, 2010 represent the actual results for the period.

	Three months ended December 31
	2010	2009
Revenue from continuing operations	$5,561,736	$3,253,881
Net loss from continuing operations	(1,888,905)	(1,285,725)
Net loss	(2,003,487)	(1,378,749)
Net loss per share available to common stockholders, basic and diluted	(0.04)	(0.03)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 8 – RELATED PARTY TRANSACTIONS:

Information regarding related party notes payable is as follows at December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010

Small Mine Development, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Small Mine Development, LLC	$41,667	$41,667

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 8 – RELATED PARTY TRANSACTIONS, (continued):

Mr. Guill, a director of the Company and an owner of Highland, is the manager of BHJV until such time as income in an amount equal to all mine development costs less $2 million is distributed to Highland.  At that time, a management committee, with equal representation from Highland and the Company, will be the manager of BHJV.  Under the terms of the Operating Agreement, Highland will have preferential rights with respect to distributions until the investment by Highland is deemed equal to the investment by the Company.

At December 31, 2010 and September 30, 2010, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $21,431 and $30,571, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at December 31, 2010 and September 30, 2010.

NOTE 9 – ASSET RETIREMENT OBLIGATION:

The Company has an asset retirement obligation (“ARO”) associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.  Estimated reclamation costs at the Butte Highlands Gold Project were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 12 years.

During the quarter ended December 31, 2010, the Company established an ARO associated with its exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in the Company’s permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 10 years.

The following table summarizes activity in the Company’s ARO:

	2010	2009
Balance at September 30,	$259,467	$-
Initial measurement of ARO	110,000	250,089
Accretion expense	3,126	-
Balance at December 31,	$ 372,593	$250,089

NOTE 10 – INCOME TAXES:

Significant components of income tax benefit during the three months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Discontinued operations	-	-
Total current income tax benefit	-	-

Deferred:
Federal	457,198	-
Total deferred income tax benefit	457,198	-
Total income tax benefit	$457,198	$-

The federal deferred income tax benefit is realized in the Company’s wholly owned subsidiary, BH Minerals USA, Inc., which is not consolidated with the federal income taxes of the remainder of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s wholly owned Canadian subsidiary, Staccato Gold Resources Ltd.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 10 – INCOME TAXES, (continued):

For the fiscal year ending September 30, 2011 the Company anticipates an effective income tax rate of 0% in the United States and 0% in Canada due to the availability of accumulated net operating losses to offset any U.S. and Canadian income taxes.

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Stock Issued for Services

During the three months ended December 31, 2010 and 2009, 36,300 and zero shares of common stock, respectively, were issued to employees of the Company as incentive bonuses under the Company’s 2005 Equity Incentive Plan (amended). The common stock issued during the three months ended December 31, 2010 was valued at the closing price of the Company’s stock on the date of issue of $1.08 per share, for a total cost of $39,204 classified under salaries and benefits expense.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2010	8,050,375	$3.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010(1)	8,050,375	$3.00

(1)

 These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.75	March 25, 2011
2,485,488	$3.34	July 4, 2011
1,744,500	$3.34	July 18, 2011
1,362,857	$3.34	August 9, 2011
759,592	$3.34	August 16, 2011
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

DECEMBER 31, 2010

NOTE 12 – STOCK OPTIONS:

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

No option awards were granted during the three months ended December 31, 2010 or December 31, 2009.  Total compensation cost charged against operations under the plan for employees was $97,332 and $169,823 for the three months ended December 31, 2010 and 2009, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $42,000 and $102,580 for the three months ended December 31, 2010 and 2009, respectively.  These costs are classified under other general and administrative expenses.

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2010	6,203,641	$0.96
Granted	-	-
Exercised	(113,333)	0.42
Expired and forfeited	-	-
Outstanding at December 31, 2010	6,090,308	$0.97
Exercisable at December 31, 2010	6,042,975	$0.97

Weighted average fair value of options granted during the three months
ended December 31, 2010		$-

The average remaining contractual term of the options outstanding and exercisable at December 31, 2010 was 3.16 and 3.16 years, respectively.  Of the options exercised, 13,333 were on a cashless basis resulting in the issuance of 9,829 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $43,000 from the exercise of the remaining 100,000 options.  As of December 31, 2010, total unrecognized compensation expense related to options was $14,560 and the related weighted-average period over which it is expected to be recognized is approximately 0.50 years.  The aggregate intrinsic value of options exercised during the three months ended December 31, 2010 and 2009 was $97,600 and $231,028, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $3,088,048 and $3,051,701, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 13 – DISCONTINUED OPERATIONS:

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for future use.  The results of operations for the Company’s Mexican subsidiary, World Wide Exploration, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three months ended December 31, 2010 and 2009:

	Three months ended December 31,
	2010	2009
Revenues	$-	$709,747
Cost of revenues	-	(664,790)
Operating expenses	(113,692)	(161,153)
Foreign exchange gain (loss)	(893)	18,957
Interest income	3	2,065
Interest expense	-	(1,005)
Other income	-	3,155
Net loss from discontinued operations, net of tax	$(114,582)	$(93,024)

The consolidated balance sheet of the Company at December 31, 2010 has assets held for sale of $165,086 which includes $139,436 in inventory and $25,650 in property and equipment resulting from the discontinued operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana and Eureka, Nevada, and offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho. Total office and storage rental expense from continuing operations aggregated $40,335 and $58,036 for the three months ended December 31, 2010 and 2009, respectively.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 15 – SEGMENT INFORMATION:

The Company has two operating segments at December 31, 2010: drilling revenues from Timberline Drilling and Timberline’s exploration activities.  As a result of the closure of our drilling service operations in Mexico during the year ended September 30, 2010, segment information for the periods presented in the table below has been adjusted to reflect the discontinued operations.

Segment information for the three months ended December 31, 2010 and 2009 are as follows:

	Three months ended December 31,
Revenues from continuing operations:	2010	2009
Timberline	$-	$-
Timberline Drilling	5,742,557	3,253,881
Elimination of intersegment revenues	(180,821)	-
Total revenues	$5,561,736	$3,253,881

Net income (loss) before income taxes from continuing operations:
Timberline	$(1,850,648)	$(1,079,502)
Timberline Drilling	(38,257)	240,464
Net loss before income taxes from continuing operations	$(1,888,905)	$(839,038)

Identifiable assets:	December 31, 2010	September 30, 2010
Timberline	$15,824,676	$17,577,156
Timberline Drilling	12,318,304	13,172,598
Discontinued operations	226,722	518,775
Total assets	$28,369,702	$31,268,529

During the three months ended December 31, 2010, revenue from transactions with one customer amounted to 10% or more of our total revenues.  Newmont accounted for revenue of $4,574,272 during the three months ended December 31, 2010.

The assets of Timberline Resources are located in the United States.  The assets of Timberline Drilling are also located in the United States and their revenues are derived from drilling contracts in the United States.  Timberline Resources is not an operating entity at this point insofar as it is not generating revenues from its properties, but the Company is actively exploring several properties for their mining potential.

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

•

risks related to our mineral operations being subject to government regulation;

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

•

risks related to the possible dilution of our common stock from additional financing activities;

•

risks related to potential conflicts of interest with our management;

•

risks related to our subsidiaries’ activities; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our annual report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission on December 20, 2010.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an underground mine with possible gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), the Company had no reported revenues and only had accumulated losses. In June 2010, the Company acquired Staccato Gold Resources Ltd., a Canadian-based resource company listed on the TSX Venture Exchange (“Staccato Gold”), that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s flagship South Eureka Property gold exploration project, which included their flagship gold project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato Gold’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.

Corporate Overview

Timberline Resources Corporation’s business is comprised of an exploration division with a focus on advanced-stage precious metals properties, such as its South Eureka Property in Nevada, a 50% carried-to-production interest in the Butte Highlands Joint Venture which is currently in development and targeted to begin gold production in early 2012, and a wholly owned contract diamond drilling subsidiary, Timberline Drilling, which provides cash flow to the Company from its underground and surface drilling operations at operating mines and advanced development and exploration projects.

Our exploration division is focused on district-scale gold projects with the potential for near-term, low-cost development.  In addition to the advancement of the properties acquired in Nevada with the Staccato Gold acquisition and the evaluation of other potential properties and projects, the exploration division is responsible for the acquisition and advancement of our Butte Highlands Gold project that is being developed under the terms of our 50/50 joint venture agreement with Highland Mining, LLC.

Timberline’s operating subsidiary, Timberline Drilling, provides both surface and underground drilling services in the United States, with its largest client being Newmont Mining.  Timberline Drilling specializes in underground, hard rock core drilling – a niche business that we believe is well-positioned as the industry matures and exploration projects are advanced into producing mines.

On June 2, 2010, the Company closed its acquisition of Staccato Gold .  As a result of this acquisition, Timberline acquired Staccato Gold’s South Eureka Property, which includes a partially drill-tested exploration portfolio and the advanced-stage Lookout Mountain Project, located along Nevada’s Battle Mountain – Eureka trend, and approximately $4.5 million in cash.  In conjunction with this acquisition, shares of Timberline’s common stock are now listed on the TSX Venture Exchange in Canada where they trade under the symbol “TBR”, in addition to the Company’s NYSE Amex Equities listing, where the shares of Timberline’s common stock trade under the symbol “TLR”.

Drilling Services

Our underground focus with established customers continues to provide a solid base of operations, with the demand for surface exploration drilling picking up recently given the current strength in pricing for commodities such as gold, silver and copper.

Over the past two years we have successfully established a new corporate culture in our drilling subsidiary and have renewed our focus on underground drilling at established mining operations.  We have reduced the layers of management between the head office and operations in the field, streamlined our processes and operations, strengthened our balance sheet, and implemented new employee incentive programs.  These objectives were achieved under extremely difficult market conditions, and have resulted in considerable improvements in our operational and financial performance.

During the year ended September 30, 2010, due to a difficult operating environment, declining financial results, and increasing country-related risk, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide.  World Wide’s drill rigs and related assets were moved back to the U.S. where they will be available for use by Timberline Drilling.

Timberline Drilling’s largest customer is Newmont Mining, with whom we have an operating contract through February 2014.  We enjoy a very close working relationship with Newmont, including establishing joint planning and safety review teams.  We believe this contract provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent foundation for future stability and growth.  This also allows us to focus on further improvements in customer service and safety with our largest client.  Our relationship with Newmont includes a supplementary agreement to provide deep-hole drilling in Nevada that is expected to provide long-term surface drilling revenue.

As of December 31, 2010, Timberline Drilling had 12 drills of its 24 drills operating and expects to have approximately 15 drills operating by early in the second fiscal quarter.

Exploration Division

South Eureka Property, Nevada

The South Eureka Property, including Lookout Mountain, was the primary asset we acquired in the acquisition of Staccato Gold in June 2010. The acquisition was predicated on the review and assumption that based on historic drill data, favorable metallurgical tests, a number of partially tested mineralized targets, a non-compliant gold resource, and current gold prices; a low-cost, low-grade, heap leachable gold mine could potentially be developed.

The South Eureka Property is located within the southern portion of Nevada’s productive Battle Mountain-Eureka gold belt, with Lookout Mountain considered to be an advanced-stage gold project at the beginning of the pre-feasibility stage. The South Eureka Property, exceeding 15,000 acres in size, includes a 4-mile strike length of areas of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp, Norse-Windfall Mining, Amselco, Echo Bay Mines, and Barrick Gold. A total of 533 holes have been drilled on the property, totaling 267,000 feet. Gold mineralization tested to date is typical sediment hosted Nevada gold mineralization.

We are currently executing an aggressive core and rotary drill program at Lookout Mountain that began in August 2010. The program is focused on in-fill, metallurgical, and geotechnical drilling, with a smaller drill program testing a number of out-lying exploration targets. The program objective is to confirm the existing gold resource and incorporate all technical data into a technical report including a NI 43-101 compliant resource, and to supplement the technical data with economic data and parameters into a preliminary economic scoping study.

The Company has completed approximately 30,000 feet of reverse circulation drilling and 8,000 of core drilling during the program that commenced in August 2010.  All drilling necessary for incorporation into our upcoming NI 43-101 report have been completed as of mid-January 2011.  Samples collected from the core drilling program are currently in bench-scale metallurgical testing.  Preliminary metallurgical results from trench and reverse circulation drill samples are positive, and support management’s initial assessment regarding the viability for development of a low-cost, low-grade, heap leach gold operation at Lookout Mountain.

Butte Highlands Project, Montana

Our exploration division advanced our Butte Highlands Gold Project on several fronts during the quarter ended December 31, 2010.   Our joint venture partner, Highland Mining, LLC, continued to advance the underground ramp to access the mineralized areas.  This allowed for underground exploration and the commencement of ore definition drilling, as well as additional project exploration during the remainder of 2010.  As of December 31, 2010, the underground ramp had been advanced approximately 4,500 feet toward the expected mineralization.

The application for our Hard Rock Operating Permit was submitted to the Montana Department of Environmental Quality in early May 2010. We, in conjunction with staff from the Butte Highlands Joint Venture, continue to refine the mine and underground exploration planning that is an integral part of our overall mine planning at the Butte Highlands Gold Project.  The ongoing exploration and development phase of the program is expected to take approximately one year and, assuming acceptable permitting and geologic results, is expected to be followed by production in early 2012.

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that we don’t require higher gold prices in order to advance our business model.  As a company, we are focused on continuous improvement at Timberline Drilling, advancing exploration programs on our South Eureka Property and other properties acquired in Nevada, advancing the Butte Highlands Gold Project toward expected gold production in early 2012, and continuing to evaluate new opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe the combination of management and the Company’s board of directors has the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and we continue to do so.

Results of Operations for the Three Month Periods ended December 31, 2010 and 2009

Consolidated Results ($US)	Three Months Ended December 31,
	2010	2009
Revenue	$ 5,561,736	$ 3,253,881
Gross profit	558,170	730,786
Net income (loss) from continuing operations:
Timberline Corporate/Exploration	(1,850,648)	(1,079,502)
Timberline Drilling	(38,257)	240,464
Consolidated net loss from continuing operations	(1,888,905)	(839,038)
Loss from discontinued operations, net of tax	(114,582)	(93,024)
Consolidated net loss	$ (2,003,487)	$ 932,062)

For the three months ended December 31, 2010, we reported $5,561,736 in revenue compared to $3,253,881 in the same period of 2009.  Our revenues are derived entirely from Timberline Drilling and our increase from the previous year was primarily due to an increase in the number of drill rigs in service during the quarter.  Total gross profit decreased in the quarter ended December 31, 2010 as compared to the previous year due to a reduction in average daily production rates from our operating drills, preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs.

Our consolidated net loss for the three months ended December 31, 2010 was $2,003,487 compared to a consolidated net loss of $932,062 for the three months ended December 31, 2009.   The increased net loss is primarily attributable to a $1.4 million increase in exploration expenditures on our mineral properties, offset somewhat by reduced professional fees and recognition of a deferred income tax benefit during the current year.

Timberline Drilling provides drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  Due to decreased demand for drilling services, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for one major customer and four other customers.  While we have seen increases in requests for proposals for drilling services, and secured additional drilling service contracts for new customers commencing in the second half of the Company’s previous fiscal year, we cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

($US)	Three Months Ended December 31,
	2010	2009
Exploration expenses:
Butte Highlands	$ 37,292	$ -
South Eureka/Lookout Mountain	1,330,853	-
Other exploration properties	125,094	54,293
Total exploration expenditures	1,493,239	54,293
Non-cash expenses:
Stock option and stock issuance expense	178,536	272,403
Depreciation, amortization and accretion	(3,496)	8,238
Total non-cash expenses	175,040	280,641
Professional fees expense	94,253	356,259
Interest expense	131,818	138,092
Interest and other income	(6,703)	(34,923)
Other general and administrative expenses	420,199	285,140
Income tax benefit	(457,198)	-
Net loss from continuing operations	$ (1,850,648)	$ (1,079,502)

The increase in the after tax net loss for Timberline Corporate and the Exploration division for the quarter ended December 31, 2010 as compared to the previous year’s after tax net loss is primarily a result of significantly increased expenditures on mineral exploration activities at our Lookout Mountain Project in Nevada.  This increase was offset somewhat by lower stock option expenses, reduced legal and accounting costs, lower interest expense and realization of an income tax benefit during the current period.  Other general and administrative expenses were higher as compared to the previous year as a result of increased costs associated with a redesign of the Company’s logo, website and promotional materials as well as the initiation of cash compensation for the Company’s board of directors.  The income tax benefit during the quarter ended December 31, 2010 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Timberline Drilling

($US)	Three Months Ended December 31,
	2010	2009
Total revenue	$ 5,742,557	$ 3,253,881
Less elimination of intersegment revenues	(180,821)	-
Revenue	$ 5,561,736	$ 3,253,881
Gross profit	558,170	730,786
General and administrative expenses	567,877	470,922
Interest and other expense, net	28,550	19,400
Net income (loss)	$ (38,257)	$ 240,464

Timberline Drilling’s increase in revenue is attributable to a significantly higher utilization rate of our drill rigs, primarily due to our major customer increasing the number of drills required and an increase in exploration drilling by other customers.  Overall the demand for drilling services appears to be increasing during the past several months.  Junior resource and exploration stage companies are gaining access to capital for their drilling programs, and, as a result, the overall demand for drilling services continues to show signs of improvement.  Timberline Drilling has secured several new contracts with exploration stage companies.

The decline in gross profits compared to the prior year is a function of a reduction in average daily production rates from our operating drills, preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs in the current year.

Increased year over year general and administrative expenses at Timberline Drilling reflect an expected increase in overhead costs to support the increased number of operating drill rigs as compared to the previous year.

In spite of recognizing a small net loss during the quarter ended December 31, 2010, we expect that revenue stability resulting from our drilling contract with Newmont Mining in Nevada, coupled with our continued focus on reducing operating and administrative costs and improving performance efficiencies, will result in a return to positive earnings and cash flow from our drilling subsidiary for the remainder of our 2011 fiscal year.

Discontinued Operations – WWE

($US)	Three Months Ended December 31,
	2010	2009
Revenues	$-	$709,747
Cost of revenues	-	(664,790)
Operating expenses	(113,692)	(161,153)
Foreign exchange gain (loss)	(893)	18,957
Interest income	3	2,065
Interest expense	-	(1,005)
Other income	-	3,155
Loss from discontinued operations, net of tax	$(114,582)	$(93,024)

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, WWE.  WWE’s drill rigs and related assets were moved back to the U.S. where they are available for use by Timberline Drilling.  Expenses during the quarter ended December 31, 2010 reflect the winding down of operations in Mexico.  We expect a minimal amount of expenses to be incurred in the second fiscal quarter of 2011 and no further costs to be incurred after that time.

Financial Condition and Liquidity

At December 31, 2010, we had assets of $28,369,702 consisting of cash in the amount of $1,955,397; accounts receivable in the amount of $550,307; materials and supplies inventories valued at $1,505,558; property, mineral rights and equipment, net of depreciation of $19,187,445; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524 and other assets of $2,362,471.

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

We expect to rely upon our existing cash balances and, in part, the cash flow generated by our contract core drilling services subsidiary.  While the recent economic instability makes it difficult for the Company’s management to accurately predict revenues and resulting cash flows from these services in the 2011 fiscal year, management expects that if commodity prices for gold and silver remain at or near the levels seen in fiscal 2010 that our revenues will increase in step with increased demand for drilling services by both our current customers as well as new customers.  While we expect cash flows from our contract core drilling services subsidiary to increase in fiscal 2011 if our revenues increase, if cash flows decline or are insufficient to fund our expenditures, our discretionary exploration activities and other operations will either be curtailed significantly or we will be reliant upon equity financings to continue our exploration activities into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances.

At December 31, 2010 the Company has a working capital surplus of $682,154.  Management expects to continue to maintain or increase the amount of working capital via continued improvements in operating cash flows at the Company’s drilling subsidiary, monitoring discretionary exploration expenditures, reducing professional and consulting expenses, and potentially obtaining financing through sales of equity investments.  Management expects to maintain or improve operating cash flows at the Company’s drilling subsidiary by increasing the utilization rate of our drills and closely managing payroll expenses, supplies inventory levels, and general and administrative costs. We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

As a result of our current cash balance, the ability of our drilling subsidiary to generate cash flows from operations, and our ability to curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its exploration or drilling services operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained elsewhere in this Quarterly Report for a summary of the significant accounting policies used in the presentation of our financial statements. We are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses.  We believe that our most critical accounting estimates are related to asset impairments, asset retirement obligations, and inventory net realizable value.

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

Asset Retirement Obligations

The Company has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expects to incur in association with our joint venture at the Butte Highlands Gold Project as well as at our Lookout Mountain Project.  The Company estimated applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2010 which was filed with the SEC on December 20, 2010.

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

Date:  February 11, 2011

By:  /s/ Craig Crowell

       ___________________________________

       Craig Crowell

       Chief Accounting Officer

       (Principal Accounting Officer)

Date:  February11, 2011