Form 10-Q
period 2011-03-31
Timberline Resources Corp
filed 2011-05-06
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 6, 2011:  61,154,167

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2011

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations and comprehensive loss

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8 - 18

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,949,344	$4,638,674
Accounts receivable	1,687,662	908,358
Materials and supplies inventory	1,376,951	1,238,369
Assets held for sale	165,086	319,291
Prepaid expenses and other current assets	335,721	394,557
Current portion of deferred financing cost with related party, net	27,273	27,273
TOTAL CURRENT ASSETS	8,542,037	7,526,522

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Mineral rights	12,352,341	12,162,342
Property and equipment, net	6,310,751	7,099,168
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	18,663,092	19,261,510

OTHER ASSETS:
Investment in joint venture	621,000	621,000
Restricted cash	312,260	379,952
Deposits and other assets	146,455	148,512
Deferred financing cost with related party, net of current portion	2,273	15,909
Available-for-sale equity security (cost-$50,000)	834,400	506,600
Goodwill	2,808,524	2,808,524
TOTAL OTHER ASSETS	4,724,912	4,480,497
TOTAL ASSETS	$31,930,041	$31,268,529

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,522,828	$2,505,617
Accrued expenses	255,627	550,565
Accrued payroll, benefits and taxes	727,584	674,106
Current portion of long term debt	476,408	444,884
Current portion of obligations under capital leases	174,030	287,946
Accrued interest on convertible note payable to related party	41,667	41,667
Customer advances	-	150,000
Deferred revenue	43,985	45,000
TOTAL CURRENT LIABILITIES	3,242,129	4,699,785

LONG-TERM LIABILITIES:
Convertible note payable to related party	5,000,000	5,000,000
Long term debt, net of current portion	540,263	680,969
Obligations under capital leases, net of current portion	282,063	341,316
Asset retirement obligation	111,375	259,467
Deferred income taxes	204,583	852,122
TOTAL LONG-TERM LIABILITIES	6,138,284	7,133,874

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 61,151,011 and 55,649,064 shares issued
and outstanding, respectively	61,151	55,649
Additional paid-in capital	55,303,046	49,803,825
Accumulated deficit	(33,598,969)	(30,881,204)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	784,400	456,600
TOTAL STOCKHOLDERS' EQUITY	22,549,628	19,434,870
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,930,041	$31,268,529

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$7,437,956	$5,113,136	$12,999,692	$8,367,017

COST OF REVENUES	5,520,760	3,901,419	10,524,326	6,424,514

GROSS PROFIT	1,917,196	1,211,717	2,475,366	1,942,503

OPERATING EXPENSES:
Mineral exploration expenses	791,850	231,839	2,285,089	286,132
Salaries and benefits	745,526	462,029	1,225,063	919,317
Insurance expense	190,546	107,858	310,928	221,997
Professional fees expense	100,266	198,405	200,661	570,844
Other general and administrative expenses	839,290	651,163	1,396,345	1,100,259
TOTAL OPERATING EXPENSES	2,667,478	1,651,294	5,418,086	3,098,549

LOSS FROM OPERATIONS	(750,282)	(439,577)	(2,942,720)	(1,156,046)

OTHER INCOME (EXPENSE):
Other income	155	54	657	37,171
Foreign exchange gain	3,246	-	8,036	-
Interest income	1,428	4,249	3,371	7,641
Related party interest expense	(131,818)	(141,573)	(263,636)	(279,665)
Interest expense	(27,348)	(18,784)	(56,430)	(43,770)
TOTAL OTHER EXPENSE	(154,337)	(156,054)	(308,002)	(278,623)

NET LOSS BEFORE INCOME TAXES	(904,619)	(595,631)	(3,250,722)	(1,434,669)

INCOME TAX BENEFIT	190,341	-	647,539	-

NET LOSS FROM CONTINUING OPERATIONS	(714,278)	(595,631)	(2,603,183)	(1,434,669)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(313,901)	(114,582)	(406,925)

NET LOSS	(714,278)	(909,532)	(2,717,765)	(1,841,594)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity security	268,200	-	327,800	-
COMPREHENSIVE LOSS	$(446,078)	$(909,532)	$(2,389,965)	$(1,841,594)

NET LOSS PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.01)	$(0.01)	$(0.05)	$(0.04)
DISCONTINUED OPERATIONS	nil	(0.01)	nil	(0.01) (0.02)
NET LOSS	$(0.01)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	57,503,099	40,878,409	56,621,775	39,595,028

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,717,765)	$(1,841,594)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	834,835	694,805
Loss (gain) on disposal of equipment	(1,710)	50,625
Stock based compensation	886,686	534,675
Accretion of asset retirement obligation	(8,003)	3,126
Amortization of deferred financing cost with related party	13,636	-
Deferred income taxes	(647,539)	-
Loss on disposal of assets held for sale	13,005	-
Impairment of mineral rights	-	35,000
Inventory write-down	-	60,916
Other non-cash compensation	-	33,845
Changes in assets and liabilities:
Accounts receivable	(779,304)	34,412
Materials and supplies inventory	(138,582)	(20,992)
Prepaid expenses and other current assets, deposits and other assets	60,893	(87,579)
Accounts payable	(982,789)	(8,794)
Accrued expenses	(294,938)	(179,121)
Accrued payroll, benefits and taxes	53,478	149,695
Accrued interest on convertible note payable to related party	-	279,666
Deferred revenue	(1,015)	-
Net cash used by operating activities	(3,709,112)	(261,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(261,531)	(198,588)
Change in restricted cash	67,692	(161)
Proceeds from sale of equipment	8,335	21,805
Purchase of mineral rights	(80,000)	(15,000)
Proceeds from sale of assets held for sale	141,200	-
Net cash used by investing activities	(124,304)	(191,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(150,782)	(100,803)
Payments on capital leases	(173,169)	(256,190)
Payments on customer advances	(150,000)	(300,000)
Proceeds from exercise of options	49,050	399,941
Proceeds from issuances of stock, net of stock offering costs	4,568,987	-
Proceeds from issuances of stock and warrants, net of stock offering costs	-	2,807,162
Proceeds from exercise of warrants	-	542,972
Net cash provided by financing activities	4,144,086	3,093,082

Net increase in cash and cash equivalents	310,670	2,639,823

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,638,674	969,784
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,949,344	$3,609,607

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Warrants issued to brokers acting as agents for a private placement	$-	$129,517
Long term debt issued for property and equipment purchase	41,600	175,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.  On August 27, 2008, we reincorporated into the State of Delaware pursuant to a merger agreement approved by our shareholders on August 22, 2008.

In 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  Timberline Drilling provides drilling services to the mining and mineral exploration industries in North America.  In September 2010, we closed our drilling services operation in Mexico which was operated by World Wide and moved substantially all of the World Wide assets to the United States.

On June 2, 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian corporation engaged in the exploration for precious metal deposits and advancing them to production (See Note 7).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2011.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2011 and 2010, would be as follows:

	March 31, 2011	March 31, 2010

Stock options	6,639,499	4,971,082
Warrants	8,050,375	1,697,938
Convertible debt	3,333,333	3,838,388
Total possible dilution	18,023,207	10,507,408

At March 31, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

d.

Asset retirement obligation – The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company has an ARO associated with its exploration program at the Lookout Mountain exploration project (see Note 9).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 3 – FAIR VALUE MEASUREMENTS:

Effective October 1, 2008, for financial assets and liabilities, and October 1, 2009, for non-financial assets and liabilities, the Company has adopted expanded disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring or non-recurring basis:

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and September 30, 2010, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 31, 2011	September 30, 2010	Input Hierarchy Level

Assets:
Cash and cash equivalents	$4,949,344	$4,638,674	Level 1
Restricted cash	312,260	379,952	Level 1
Available-for-sale equity security	834,400	506,600	Level 2

NOTE 4 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, Newmont USA Limited (“Newmont”) provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance was repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of March 31, 2011 and September 30, 2010, customer advances were none and $150,000, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Under the operating agreement for BHJV, Highland will contribute property and fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The BHJV operating agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million, are distributed to Highland out of the proceeds from future mine production.

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

	March 31,	September 30,
	2011	2010
Cost	$ 50,000	$ 50,000
Unrealized Gain	784,400	456,600
Fair Value	$ 834,400	$ 506,600

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of March 31, 2011 and September 30, 2010, which was $0.28 and $0.17 per share, respectively.

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

This transaction was accounted for as a business combination.  The Company acquired all of the issued and outstanding common shares of Staccato in consideration for the issuance of one share of common stock of the Company for every seven common shares of Staccato and $0.0001 in cash for each common share of Staccato.  In addition, the Company acquired all of the issued and outstanding warrants to purchase common shares of Staccato and options to purchase common shares of Staccato, after giving effect to the exercise and cancellation of certain options immediately prior to closing, in consideration for the issuance by the Company of a warrant to purchase one share of common stock of the Company for every seven Staccato warrants or an option to purchase one share of common stock of the Company for every seven Staccato options, as applicable.  As of the acquisition date, pre-acquisition Timberline shareholders owned approximately 74% of the issued and outstanding common stock of the Company and former Staccato shareholders owned approximately 26%.  On a fully diluted basis, Timberline was owned 71% by pre-acquisition Timberline shareholders and 29% by former Staccato shareholders as of the acquisition date.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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
$15,435,199

The consolidated statement of operations of the Company for the three months and six months ended March 31, 2011 includes net losses incurred by Staccato of $505,936 and $1,416,822, respectively, and no revenue since the acquisition date.

The unaudited pro forma financial information for the three months and six months ended March 31, 2010, below, represents the combined results of the Company’s operations as if the Staccato acquisition had occurred at the beginning of the period presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results. The amounts presented below for the three months and six months ended March 31, 2011 represent the actual results for the period.

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Revenue from continuing operations	$7,437,956	$5,113,136	$12,999,692	$8,367,017
Net loss from continuing operations	(714,278)	(1,122,968)	(2,603,183)	(2,408,693)
Net loss	(714,278)	(1,436,869)	(2,717,765)	(2,815,618)
Net loss per share available to common stockholders, basic and diluted	(0.01)	(0.03)	(0.05)	(0.05)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS:

Information regarding related party notes payable is as follows at March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010

Juniper Resources, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Juniper Resources, LLC	$41,667	$41,667

On October 31, 2008, the Company entered into a series of agreements in connection with a $5 million loan from Small Mine Development, LLC (“SMD”), an entity controlled by Ron Guill, a director of the Company. The loan documents included: a convertible note (the “Convertible Term Note”), a credit agreement (the “Credit Agreement”), a collateral assignment and pledge of stock and security agreement (the “Pledge Agreement”), a security agreement (the “Security Agreement”) and a right of first refusal over the Company’s Butte Highlands property (the “Right of First Refusal”).

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

Effective December 31, 2010 SMD assigned the Convertible Term Note and all related agreements and rights to Juniper Resources, LLC (“Juniper”), an entity also controlled by Ron Guill.

The Company also assigned to Juniper the Right of First Refusal to purchase the Butte Highlands Property on the same terms as those of any bona fide offer from a third-party upon 60 days’ notice from the Company of any such offer. In addition, the Company granted Juniper a right to develop the Butte Highlands Property on the same terms as those of any bona fide offer to develop the property from a third-party upon 60 days’ notice from the Company of any such offer.

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, with interest payable monthly. The Convertible Term Note is convertible by Juniper at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, Juniper may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. Management analyzed the conversion features contained in this note considering the guidance provided in the ASC for derivatives and hedging.  Management’s conclusion was that these convertible features are conventional convertible instruments and thus would qualify for equity classification. As conventional convertible instruments, the embedded conversion options qualify for the scope exception provided in the guidance for derivatives and hedging, and therefore would not be bifurcated from the host instrument.

Butte Highlands Joint Venture Agreement

On July 22, 2009, the Company entered into an Operating Agreement with Highland Mining, LLC (“Highland”), an entity controlled by Ron Guill, a director of the Company, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (See Note 5). Under the terms of the operating agreement, the Company contributed its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS, (continued):

Ron Guill, a director of the Company and an owner of Highland, is the manager of BHJV until such time as income in an amount equal to all mine development costs less $2 million is distributed to Highland.  At that time, a management committee, with equal representation from Highland and the Company, will be the manager of BHJV.  Under the terms of the Operating Agreement, Highland will have preferential rights with respect to distributions until the investment by Highland is deemed equal to the investment by the Company.

At March 31, 2011 and September 30, 2010, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $68,635 and $30,571, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at March 31, 2011 and September 30, 2010.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 15% and 18 % of the issued and outstanding stock of RWMC as of March 31, 2011 and September 30, 2010, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATION:

During the six months ended March 31, 2011, the Company established an asset retirement obligation (“ARO”) in the amount of $110,000 for its exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in the Company’s permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 10 years.

The Company also had an ARO associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.  During the quarter ended March 31, 2011, the Company’s exploration permit was transferred to BHJV as the operator of the Butte Highlands Gold Project, thus relieving the Company of its reclamation and remediation obligations.  Therefore, the ARO of $250,089 and the related asset, along with accumulated accretion expense of $12,504 associated with the Butte Highlands exploration program, were removed from the Company’s financial statements during the quarter ended March 31, 2011.

The following table summarizes activity in the Company’s ARO:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Beginning balance	$372,593	$250,089	$259,467	$-
Obligations incurred	-	-	110,000	250,089
Obligations released	(250,089)		(250,089)
Revision of previous accretion expense	(12,504)	-	(12,504)	-
Accretion expense	1,375	3,126	4,501	3,126
Ending balance	$111,375	$253,215	$111,375	$253,215

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 10 – INCOME TAXES:

Significant components of income tax benefit during the three and six months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011		2010
Current:
Federal	$-	$-	$-		$-
State	-	-	-		-
Discontinued operations	-	-	-		-
Total current income tax benefit	-	-	-		-

Deferred:
Federal	190,341	-	647,539		-
Total deferred income tax benefit	190,341	-	647,539		- --
Total income tax benefit	$190,341	$-	$647,539	$	- -

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

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Registered Direct Offering

In February 2011, the Company initiated a registered direct offering of the Company’s common stock to institutional investors in the United States.  The Company entered into securities purchase agreements to sell 5,263,158 shares of common stock at a price of $0.95 per share for gross proceeds of $5,000,000, and the offering closed on March 2, 2011.  The Company incurred $431,013 in expenses with respect to the offering, resulting in net proceeds of $4,568,987.

Stock Issued for Services

During the three and six months ended March 31, 2011, zero and 36,300 shares of common stock, respectively, were issued to employees of the Company as incentive bonuses under the Company’s 2005 Equity Incentive Plan (amended). The common stock issued during the six months ended March 31, 2011 was valued at the closing price of the Company’s stock on the date of issue of $1.08 per share, for a total cost of $39,204 classified under salaries and benefits expense.

During the three and six months ended March 31, 2010, 36,500 and 36,500 shares of common stock, respectively, were issued to employees of the Company as incentive bonuses under the Company’s 2005 Equity Incentive Plan (amended). The common stock issued during the three and six months ended March 31, 2010 was valued at the closing price of the Company’s stock on the date of issue of $1.15 per share, for a total cost of $41,975 classified under salaries and benefits expense.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2010	8,050,375	$3.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2011(1)	8,050,375	$3.00

(1)

 These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.75	November 15, 2011
2,485,488	$3.34	July 4, 2011
1,744,500	$3.34	July 18, 2011
1,362,857	$3.34	August 9, 2011
759,592	$3.34	August 16, 2011
8,050,375

Preferred Stock

Timberline is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Board of Directors of Timberline is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into Common Stock.

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

The fair value of option awards granted during the six months ended March 31, 2011 and 2010, respectively, were estimated on the date of grant using the assumptions noted in the following table.

	Six months ended
	March 31, 2011	March 31, 2010
Expected volatility	112.9%-113.0%	113.5%
Weighted-average volatility	112.9%	113.5%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	1.12%-1.29%	1.38%
Expected forfeiture rate	0%	10%

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 12 – STOCK OPTIONS, (continued):

Total compensation cost of options vested charged against operations under the plan for employees was $363,800 and $89,414 for the three months ended March 31, 2011 and 2010, and $461,132 and $259,237 for the six months ended March 31, 2011 and 2010, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost of options vested charged against operations under the plan for directors and consultants was $344,350 and $130,882 for the three months ended March 31, 2011 and 2010, and $386,350 and $233,462 for the six months ended March 31, 2011 and 2010, respectively.  These costs are classified under other general and administrative expenses.

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2010	6,203,641	$0.96
Granted	1,015,000	1.03
Exercised	(243,666)	0.37
Expired and forfeited	(335,476)	0.76
Outstanding at March 31, 2011	6,639,499	$1.00
Exercisable at March 31, 2011	6,592,166	$1.00

Weighted average fair value of options granted during the six months
ended March 31, 2011		$0.70

The average remaining contractual term for the options both outstanding and exercisable at March 31, 2011 was 3.39 years.  Of the options exercised during the six months ended March 31, 2011, 125,333 were on a cashless basis resulting in the issuance of 84,156 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $49,050 from the exercise of the remaining 118,333 options.

As of March 31, 2011, total unrecognized compensation expense related to options was $14,560 and the related weighted-average period over which it is expected to be recognized is approximately 0.25 years.  The aggregate intrinsic value of options exercised during the six months ended March 31, 2011 and 2010 was $182,170 and $719,096, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2011 was $1,848,519 and $1,822,586, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 13 – DISCONTINUED OPERATIONS:

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for future use.  The results of operations for the Company’s Mexican subsidiary, World Wide Exploration, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three months and six months ended March 31, 2011 and 2010:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Revenues	$-	$151,305	$-	$861,052
Cost of revenues	-	(396,747)	-	(1,061,537)
Operating expenses	-	(113,851)	(113,692)	(275,004)
Foreign exchange gain (loss)	-	42,346	(893)	61,303
Interest income	-	1,562	3	3,627
Interest expense	-	(260)	-	(1,265)
Other income	-	1,744	-	4,899
Net loss from discontinued operations, net of tax	$-	$(313,901)	$(114,582)	$(406,925)

The consolidated balance sheet of the Company at March 31, 2011 has assets held for sale of $165,086 which includes $139,436 in inventory and $25,650 in property and equipment resulting from the discontinued operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, and Eureka, Nevada, and offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho. Total office and storage rental expense from continuing operations aggregated $40,010 and $32,578 for the three months ended March 31, 2011 and 2010, respectively, and $80,345 and $90,614 for the six months ended March 31, 2011 and 2010, respectively.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 15 – SEGMENT INFORMATION:

The Company has two operating segments at March 31, 2011: contract drilling operations from Timberline Drilling and Timberline’s exploration activities.  As a result of the closure of our drilling service operations in Mexico during the year ended September 30, 2010, segment information for the periods presented in the table below has been adjusted to reflect the discontinued operations.

Segment information for the three months and six months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,		Six months ended March 31,
Revenues from continuing operations:	2011	2010	2011	2010
Timberline	$-	$-	$-	$-
Timberline Drilling	7,437,956	5,113,136	13,180,513	8,367,017
Elimination of intersegment revenues	-	-	(180,821)	-
Total revenues	$7,437,956	$5,113,136	$12,999,692	$8,367,017

Net income (loss) from continuing operations:
Timberline	$(1,934,927)	$(1,136,769)	$(3,785,575)	$(2,216,271)
Timberline Drilling	1,220,649	541,138	1,182,392	781,602
Net loss from continuing operations	$(714,278)	$(595,631)	$(2,603,183)	$(1,434,669)

Identifiable assets:			March 31, 2011	September 30, 2010
Timberline			$18,792,140	$17,577,156
Timberline Drilling			12,917,608	13,172,598
Discontinued operations			220,293	518,775
Total assets			$31,930,041	$31,268,529

During the three and six months ended March 31, 2011, revenue from transactions with one customer amounted to 10% or more of our total revenues.  Newmont accounted for revenue of $6,260,630 and $10,834,902 during the three and six months ended March 31, 2011.

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

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), the Company had no reported revenues and only had accumulated losses. In June 2010, the Company acquired Staccato Gold Resources Ltd., a Canadian-based resource company listed on the TSX Venture Exchange (“Staccato Gold”) that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato Gold’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.

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

On June 2, 2010, the Company closed its acquisition of Staccato Gold.  As a result of this acquisition, Timberline acquired Staccato Gold’s South Eureka Property, which includes a partially drill-tested exploration portfolio and the advanced-stage Lookout Mountain Project, located along Nevada’s Battle Mountain – Eureka trend, and approximately $4.5 million in cash.  In conjunction with this acquisition, shares of Timberline’s common stock were listed on the TSX Venture Exchange in Canada where they trade under the symbol “TBR”, in addition to the Company’s NYSE Amex listing, where the shares of Timberline’s common stock trade under the symbol “TLR”.

Exploration Division

South Eureka Property, Nevada

The South Eureka Property, including Lookout Mountain, was the primary asset we acquired in the acquisition of Staccato Gold in June 2010. The acquisition was predicated on the review and assumption that based on historic drill data, favorable metallurgical tests, a number of partially tested mineralized targets, a non-compliant gold resource, and current gold prices; a low-cost, low-grade, heap leachable gold mine with modest capital expenditures could potentially be developed.

The South Eureka Property is located within the southern portion of Nevada’s productive Battle Mountain-Eureka gold trend, with Lookout Mountain considered to be an advanced-stage gold project at the beginning of the preliminary economic assessment stage. The South Eureka Property, exceeding 15,000 acres in size, includes a 4-mile strike length of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp, Norse-Windfall Mining, Amselco, Echo Bay Mines, and Barrick Gold. A total of 533 holes have been drilled on the property, totaling 267,000 feet. Gold mineralization tested to date is typical sediment hosted Nevada gold mineralization.

During the quarter ended March 31, 2011 we executed an aggressive core and rotary drill program at Lookout Mountain that began in August 2010. The program was focused on in-fill, metallurgical, and geotechnical drilling, with a smaller drill program testing a number of out-lying exploration targets. The program objective was to confirm the existing gold resource and incorporate all technical data into a technical report, including a NI 43-101 compliant resource estimate, and to supplement the technical data with economic data and parameters into a preliminary economic scoping study.

As of March 31, 2011, the Company completed a total of approximately 30,000 feet of reverse circulation drilling and 7,500 feet of core drilling during the program that commenced in August 2010.  Samples collected from the core drilling program are currently in bench-scale metallurgical testing.  Preliminary metallurgical results from trench and reverse circulation drill samples are positive, and support management’s initial assessment regarding the viability for development of a low-cost, low-grade, heap leach gold operation with modest capital expenditures at Lookout Mountain.

In March 2011, we reported our initial NI 43-101 compliant gold resource estimate at Lookout Mountain.  We anticipate that this initial resource estimate, coupled with bench-scale metallurgical test results, will allow us to proceed toward completion of a preliminary economic assessment of the project.

We expect to continue to expand the size of the reported mineralization at Lookout Mountain through continued aggressive exploration of the project, commencing in the third fiscal quarter of 2011.

Butte Highlands Project, Montana

Our exploration division continued to advance the Butte Highlands Gold Project toward production during the quarter ended March 31, 2011.   Our joint venture partner, Highland Mining, LLC, completed approximately 4,500 feet of the underground ramp to access the mineralized areas.  This allowed for underground definition drilling, as well as additional project exploration during the remainder of the 2011 fiscal year.  A planned 86 hole, 49,500 foot underground diamond drilling program at Butte Highlands commenced during the quarter ended March 31, 2011.  This drill program is designed to provide detailed delineation of the mineralization for resource estimation and underground mine planning at the project.

The application for our Hard Rock Operating Permit was submitted to the Montana Department of Environmental Quality in early May 2010. We, in conjunction with staff from the Butte Highlands Joint Venture, continue to refine the mine and underground exploration planning that is an integral part of our overall mine planning at the Butte Highlands Gold Project.  The ongoing exploration and development phase of the program is expected to continue through 2011 and, assuming acceptable permitting and drill results, is expected to be followed by gold production in early 2012.

Drilling Services

Our focus on underground drilling with established customers continues to provide a solid base of operations, with the demand for surface exploration drilling picking up recently given the current strength in pricing for commodities such as gold, silver and copper.

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

As of March 31, 2011, Timberline Drilling had 14 of its 24 drills operating, primarily in Nevada.

Summary

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that our business model can continue to advance even if gold prices retreat significantly from current levels.

As a company, we are focused on advancing the Butte Highlands Gold Project toward expected gold production in early 2012, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada, continuous improvement at Timberline Drilling, and continuing to evaluate new opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe the combination of management and the Company’s board of directors has the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and we continue to do so.

Results of Operations for the Three and Six Month Periods ended March 31, 2011 and 2010

Consolidated Results

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue	$7,437,956	$5,113,136	$12,999,692	$8,367,017
Gross profit	1,917,196	1,211,717	2,475,366	1,942,503
Net income (loss) from continuing operations:
Timberline Corporate/Exploration	(1,934,927)	(1,136,769)	(3,785,575)	(2,216,271)
Timberline Drilling	1,220,649	541,138	1,182,392	781,602
Consolidated net loss from continuing operations	(714,278)	(595,631)	(2,603,183)	(1,434,669)
Loss from discontinued operations, net of tax	-	(313,901)	(114,582)	(406,925)
Consolidated net loss	$(714,278)	$(909,532)	$(2,717,765)	$(1,841,594)

For the three months ended March 31, 2011, we reported $7,437,956 in revenue compared to $5,113,136 in the same period of 2010.  Our revenues are derived entirely from Timberline Drilling and our increase from the previous year was primarily due to an increase in the number of drill rigs in service during the quarter.  Total gross profit increased in the quarter ended March 31, 2011 as compared to the previous year primarily due to an increase in average daily production rates from our operating drills and higher average revenue per foot drilled.

Our consolidated net loss for the three months ended March 31, 2011 was $714,278 compared to a consolidated net loss of $909,532 for the three months ended March 31, 2010.   The reduced net loss during the quarter ended March 31, 2011 is attributable to a 125% year over year increase in net income from Timberline Drilling, the absence of losses from our discontinued operations in Mexico in the current period, reduced professional fees expense and recognition of a deferred income tax benefit during the current year; offset by increased exploration expenditures on our mineral properties and stock option expenses associated with vested option grants in the current period.

For the six months ended March 31, 2011, we reported $12,999,692 in revenue compared to $8,367,017 in the same period of 2010.  Our revenue increase from the previous year was primarily due to an increase in the number of drill rigs in service during the current period.  Total gross profit increased in the six months ended March 31, 2011 as compared to the previous year due to an increase in average daily production rates from our operating drills, and an increase in the number of drills operating as compared to the previous year.  However, gross profit as a percentage of sales decreased in the six months ended March 31, 2011 as compared to the previous year, primarily due to preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs.

Our consolidated net loss for the six months ended March 31, 2011 was $2,717,765 compared to a consolidated net loss of $1,841,594 for the six months ended March 31, 2010.   The increased net loss is primarily attributable to a $2.0 million increase in exploration expenditures on our mineral properties and stock option expenses associated with vested option grants in the current year; offset somewhat by increased net income from Timberline Drilling, reduced professional fees expense and recognition of a deferred income tax benefit during the current year.

Timberline Drilling provides drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  While demand for drilling services has increased in recent months, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for one major customer and two other customers at March 31, 2011.  While we have seen increases in requests for proposals for drilling services, and secured additional drilling service contracts for new customers commencing in the third fiscal quarter of the Company’s current fiscal year, we cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Exploration expenses :
South Eureka/Lookout Mountain	$682,778	$-	$2,013,631	$-
Butte Highlands	200	70,965	37,492	70,965
Other exploration properties	108,872	160,874	233,966	215,167
Total exploration expenditures	791,850	231,839	2,285,089	286,132
Non-cash expenses:
Stock option and stock issuance expense	708,150	262,272	886,686	534,675
Depreciation, amortization and accretion	2,984	14,855	(512)	23,093
Total non-cash expenses	711,134	277,127	886,174	557,768
Professional fees expense	100,266	196,838	194,519	553,097
Interest expense	131,818	141,573	263,636	279,665
Interest and other income	(4,646)	(3,871)	(11,349)	(38,794)
Other general and administrative expenses	394,846	293,263	815,045	578,403
Income tax benefit	(190,341)	-	(647,539)	-
Net loss from continuing operations	$(1,934,927)	$(1,136,769)	$(3,785,575)	$(2,216,271)

The increase in the after tax net loss for Timberline Corporate and the Exploration division for both the three months and six months ended March 31, 2011 as compared to the previous year’s after tax net loss in the same periods is primarily a result of significantly increased expenditures on mineral exploration activities at our Lookout Mountain Project in Nevada, as well as increased stock option expense.  This increase was offset somewhat by reduced legal and accounting costs and realization of an income tax benefit during the current periods.  Other general and administrative expenses were higher for both the three months and six months ended March 31, 2011 as compared to the previous year as a result of increased costs associated with a redesign of the Company’s logo, website and promotional materials, increased salaries and benefits expense, as well as the initiation of cash compensation for the Company’s board of directors.  The income tax benefit during the three months and six months ended March 31, 2011 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Timberline Drilling

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Total revenue	$7,437,956	$5,113,136	$13,180,513	$8,367,017
Less elimination of intersegment revenues	-	-	(180,821)	-
Revenue	$7,437,956	$5,113,136	$12,999,692	$8,367,017
Gross profit	1,917,196	1,211,717	2,475,366	1,942,503
General and administrative expenses	(669,382)	(652,227)	(1,237,259)	(1,123,149)
Interest and other expense, net	(27,165)	(18,352)	(55,715)	(37,752)
Net income	$1,220,649	$541,138	$1,182,392	$781,602

Timberline Drilling’s increase in revenue for both the three months and six months ended March 31, 2011 is attributable to a significantly higher utilization rate of our drill rigs, primarily due to our major customer increasing the number of drills required and an increase in exploration drilling by other customers.  Overall the demand for drilling services appears to be increasing during the past several months.  Junior resource and exploration stage companies are gaining access to capital for their drilling programs, and, as a result, the overall demand for drilling services continues to show signs of improvement.  Timberline Drilling has secured several new contracts with exploration stage companies.

The increase in gross profits for both the three months and six months ended March 31, 2011 compared to the prior year is a function of an increase in average daily production rates from our operating drills and higher revenues per foot drilled, offset somewhat by preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs in the current year.  Gross profit as a percentage of sales decreased in the six months ended March 31, 2011 as compared to the previous year, primarily due to preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs. Increased year over year general and administrative expenses at Timberline Drilling for both the three month and six month periods ended March 31 reflect an expected increase in overhead costs to support the increased number of operating drill rigs as compared to the previous year.

As expected, our revenue stability resulting from our drilling contract with Newmont Mining in Nevada, coupled with our continued focus on reducing operating and administrative costs and improving performance efficiencies, resulted in a return to positive earnings and cash flow from our drilling subsidiary in the second quarter, and we expect similar results to continue for the remainder of our 2011 fiscal year.

Discontinued Operations – WWE

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues	$-	$151,305	$-	$861,052
Cost of revenues	-	(396,747)	-	(1,061,537)
Operating expenses	-	(113,851)	(113,692)	(275,004)
Foreign exchange gain (loss)	-	42,346	(893)	61,303
Interest income	-	1,562	3	3,627
Interest expense	-	(260)	-	(1,265)
Other income	-	1,744	-	4,899
Loss from discontinued operations, net of tax	$-	$(313,901)	$(114,582)	$(406,925)

During the year ended September 30, 2010, due to declining operational and financial results and the increased risks associated with operating in Mexico, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, WWE.  WWE’s drill rigs and related assets were moved back to the U.S. where they are available for use by Timberline Drilling.  Expenses during the six months ended March 31, 2011 reflect the winding down of operations in Mexico.  We expect a minimal amount of expenses to be incurred in the remainder of fiscal 2011 and no further costs to be incurred after that time.

Financial Condition and Liquidity

At March 31, 2011, we had assets of $31,930,041 consisting of cash in the amount of $4,949,344; accounts receivable in the amount of $1,687,662; materials and supplies inventories valued at $1,376,951; property, mineral rights and equipment, net of depreciation of $18,663,092; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524 and other assets of $2,444,468.

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

We expect to rely upon our existing cash balances and, in part, the cash flow generated by Timberline Drilling, our wholly owned contract core drilling subsidiary.  Management expects that if commodity prices for gold and silver remain at or near the levels seen in fiscal 2011 to date, our revenues will increase in step with increased demand for drilling services by both our current customers as well as new customers.  While we expect cash flows from Timberline Drilling to increase in fiscal 2011 if our revenues increase, if cash flows decline or are insufficient to fund our expenditures, our discretionary exploration activities and other operations will either be curtailed significantly or we will be reliant upon equity financings to continue our exploration activities into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances.

At March 31, 2011, the Company has a working capital surplus of $5,299,908.  Management expects to continue to maintain or increase the amount of working capital via continued improvements in operating cash flows at the Company’s drilling subsidiary, monitoring discretionary exploration expenditures, reducing professional and consulting expenses, and potentially obtaining financing through sales of equity securities.  Management expects to maintain or improve operating cash flows at the Company’s drilling subsidiary by increasing the utilization rate of our drills and closely managing payroll expenses, supplies inventory levels, and general and administrative costs. We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

As a result of our current cash balance, the ability of our drilling subsidiary to generate cash flows from operations, and our ability to curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to expand its exploration or drilling services operations or undertake further property acquisitions.

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

Asset Retirement Obligations

The Company has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result, we have recorded a liability for the fair value of the reclamation costs we expect to incur at our Lookout Mountain Project.  The Company estimated applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the President and Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION.

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended March 31, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 6. EXHIBITS.

4.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K previously filed with the SEC on February 28, 2011)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:  /s/ Paul Dircksen

       ___________________________________

       Paul Dircksen

       President, Chief Executive Officer and Chairman

       (Principal Executive Officer)

Date:  May 6, 2011

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  May 6, 2011