Form 10-Q
period 2011-06-30
Timberline Resources Corp
filed 2011-08-05
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 5, 2011:  61,154,167

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2011

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

5

Consolidated statements of operations and comprehensive income (loss)

6

Consolidated statements of cash flows

7

Notes to consolidated financial statements

8 - 18

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,652,298	$4,638,674
Accounts receivable	2,571,331	908,358
Materials and supplies inventory	1,654,574	1,238,369
Assets held for sale	152,336	319,291
Prepaid expenses and other current assets	434,490	394,557
Current portion of deferred financing cost with related party, net	22,727	27,273
TOTAL CURRENT ASSETS	9,487,756	7,526,522

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Mineral rights	12,398,342	12,162,342
Property and equipment, net	6,408,283	7,099,168
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	18,806,625	19,261,510

OTHER ASSETS:
Investment in joint venture	642,450	621,000
Restricted cash	405,008	379,952
Deposits and other assets	151,541	148,512
Available-for-sale equity security (cost: $50,000)	596,000	506,600
Goodwill	2,808,524	2,808,524
Deferred financing cost with related party, net of current portion	-	15,909
TOTAL OTHER ASSETS	4,603,523	4,480,497
TOTAL ASSETS	$32,897,904	$31,268,529

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,113,910	$2,505,617
Accrued expenses	250,819	550,565
Accrued payroll, benefits and taxes	999,275	674,106
Current portion of long term debt	464,517	444,884
Current portion of obligations under capital leases	138,233	287,946
Accrued interest on convertible note payable to related party	41,667	41,667
Deferred revenue	128,950	45,000
Convertible note payable to related party	5,000,000	-
Customer advances	-	150,000
TOTAL CURRENT LIABILITIES	9,137,371	4,699,785

LONG-TERM LIABILITIES:
Long term debt, net of current portion	468,156	680,969
Obligations under capital leases, net of current portion	251,651	341,316
Asset retirement obligation	112,750	259,467
Deferred income taxes	81,549	852,122
Convertible note payable to related party	-	5,000,000
TOTAL LONG-TERM LIABILITIES	914,106	7,133,874

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 61,154,167 and 55,649,064 shares issued
and outstanding, respectively	61,154	55,649
Additional paid-in capital	55,310,043	49,803,825
Accumulated deficit	(33,070,770)	(30,881,204)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	546,000	456,600
TOTAL STOCKHOLDERS' EQUITY	22,846,427	19,434,870
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,897,904	$31,268,529

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$8,619,303	$5,791,518	$21,618,995	$14,158,535

COST OF REVENUES	6,493,682	4,520,365	17,018,008	10,944,879

GROSS PROFIT	2,125,621	1,271,153	4,600,987	3,213,656

OPERATING EXPENSES:
Mineral exploration expenses	480,996	249,501	2,766,085	535,633
Salaries and benefits	397,210	344,963	1,622,273	1,264,280
Insurance expense	174,459	145,850	485,387	367,847
Professional fees expense	25,482	223,128	226,143	793,972
Other general and administrative expenses	486,016	584,250	1,882,361	1,684,509
TOTAL OPERATING EXPENSES	1,564,163	1,547,692	6,982,249	4,646,241

INCOME (LOSS) FROM OPERATIONS	561,458	(276,539)	(2,381,262)	(1,432,585)

OTHER INCOME (EXPENSE):
Other income (expense)	(6,263)	-	(5,606)	37,171
Foreign exchange gain (loss)	(358)	(1,057)	7,678	(1,057)
Related party interest income	-	1,500	-	1,500
Interest income	2,769	3,380	6,140	11,021
Related party interest expense	(131,818)	(145,142)	(395,454)	(424,807)
Interest expense	(20,623)	(23,201)	(77,053)	(66,971)
TOTAL OTHER EXPENSE	(156,293)	(164,520)	(464,295)	(443,143)

NET INCOME (LOSS) BEFORE INCOME TAXES	405,165	(441,059)	(2,845,557)	(1,875,728)

INCOME TAX BENEFIT	123,034	-	770,573	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	528,199	(441,059)	(2,074,984)	(1,875,728)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(373,641)	(114,582)	(780,566)

NET INCOME (LOSS)	528,199	(814,700)	(2,189,566)	(2,656,294)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity security	(238,400)	-	89,400	-
COMPREHENSIVE INCOME (LOSS)	$289,799	$(814,700)	$(2,100,166)	$(2,656,294)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$0.01	$(0.01)	$(0.04)	$(0.04)
DISCONTINUED OPERATIONS	nil	(0.01)	nil	(0.02) (0.02)
NET INCOME (LOSS)	$0.01	$(0.02)	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	61,153,924	45,662,405	58,132,492	41,617,487

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,189,566)	$(2,656,294)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,255,702	1,073,735
Loss on disposal of equipment	4,573	50,625
Stock based compensation	893,686	555,839
Accretion of asset retirement obligation	(6,628)	6,252
Amortization of deferred financing cost with related party	20,455	-
Deferred income taxes	(770,573)	-
Loss on disposal of assets held for sale	10,455	-
Impairment of mineral rights	-	35,000
Inventory write-down	-	60,916
Other non-cash compensation	-	33,845
Changes in assets and liabilities:
Accounts receivable	(1,662,973)	12,583
Materials and supplies inventory	(416,205)	(556,600)
Prepaid expenses and other current assets, deposits and other assets	(42,962)	159,990
Accounts payable	(391,707)	685,236
Accrued expenses	(299,746)	(181,438)
Accrued payroll, benefits and taxes	325,169	349,486
Deferred revenue	83,950	35,000
Accrued interest on convertible note payable to related party	-	(477,916)
Interest on note receivable from related party	-	(1,500)
Net cash used by operating activities	(3,186,370)	(815,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(786,214)	(929,693)
Change in restricted cash	(25,056)	(45,041)
Proceeds from sale of equipment	8,335	21,805
Purchase of mineral rights	(126,000)	(31,000)
Proceeds from sale of assets held for sale	156,500	-
Change in investment in joint venture	(21,450)	-
Net cash acquired in acquisition of Staccato Gold Resources Ltd.	-	4,421,033
Note receivable from related party	-	(100,000)
Net cash provided (used) by investing activities	(793,885)	3,337,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(234,780)	(159,305)
Payments on capital leases	(239,378)	(346,706)
Payments on customer advances	(150,000)	(450,000)
Proceeds from exercise of options	49,050	442,941
Proceeds from issuances of stock, net of stock offering costs	4,568,987	-
Deferred financing costs	-	(50,000)
Proceeds from issuances of stock and warrants, net of stock offering costs	-	2,807,162
Proceeds from exercise of warrants	-	542,972
Net cash provided by financing activities	3,993,879	2,787,064

Net increase in cash and cash equivalents	13,624	5,308,927

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,638,674	969,784
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,652,298	$6,278,711

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Long term debt issued for property and equipment purchase	$41,600	$920,179
Fair value of common stock, warrants and options issued in connection with an acquisition (see Note 7)	-	15,398,164
Capital lease for equipment purchase	-	489,579
Warrants issued to brokers acting as agents for a private placement	-	129,517
Other current asset exchanged for equipment	-	100,000
Long term debt refinancing	-	128,263

 See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2011.  All amounts presented are in U.S. dollars.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

b.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

c.

Net Income (Loss) per Share –Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2011 and 2010, would be as follows:

	June 30, 2011	June 30, 2010

Stock options	6,634,833	4,833,641
Warrants	8,050,375	8,050,375
Convertible debt	3,333,333	3,333,333
Total possible dilution	18,018,541	16,217,349

At June 30, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

JUNE 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

e.

New accounting pronouncements – In January 2010, the Accounting Standards Codification (“ASC”) guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The updated guidance was adopted by the Company in its quarter ended December 31, 2009, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and September 30, 2010, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2011	September 30, 2010	Input Hierarchy Level

Assets:
Cash and cash equivalents	$4,652,298	$4,638,674	Level 1
Restricted cash	405,008	379,952	Level 1
Available-for-sale equity security	596,000	506,600	Level 2

NOTE 4 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, Newmont USA Limited (“Newmont”) provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance was repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of June 30, 2011 and September 30, 2010, customer advances were zero and $150,000, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, the Company entered into a joint venture operating agreement (the “Agreement”) with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project, carried on its balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, the Company holds a 50% interest in BHJV.  Under terms of the agreement, the Company’s interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.  During the quarter ended June 30, 2011 the Company’s investment in joint venture was increased by $21,450 due to the release by the State of Montana of reclamation bonds that were in place prior to the creation of BHJV.  Under the Agreement, these funds were contributed to BHJV upon their release.

Under the Agreement, Highland contributed property and will fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The Agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million (the deemed value of the Company’s contribution of property to BHJV), are distributed to Highland out of the proceeds from future mine production.

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

	June 30,	September 30,
	2011	2010
Cost	$ 50,000	$ 50,000
Unrealized Gain	546,000	456,600
Fair Value	$ 596,000	$ 506,600

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of June 30, 2011 and September 30, 2010, which was $0.20 and $0.17 per share, respectively.

RWMC is a related party to the Company (see Note 8).

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

This transaction was accounted for as a business combination.  The Company acquired all of the issued and outstanding common shares of Staccato in consideration for the issuance of one share of common stock of the Company for every seven common shares of Staccato and $0.0001 in cash for each common share of Staccato.  In addition, the Company acquired all of the issued and outstanding warrants to purchase common shares of Staccato and options to purchase common shares of Staccato, after giving effect to the exercise and cancellation of certain options immediately prior to closing, in consideration for the issuance by the Company of a warrant to purchase one share of common stock of the Company for every seven Staccato warrants or an option to purchase one share of common stock of the Company for every seven Staccato options, as applicable.  As of the acquisition date, pre-acquisition Timberline shareholders owned approximately 74% of the issued and outstanding common stock of the Company and former Staccato shareholders owned approximately 26%.  On a fully diluted basis, Timberline was owned 71% by pre-acquisition Timberline shareholders and

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 7 – ACQUISITION OF STACCATO GOLD RESOURCES LTD., (continued):

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
$15,435,199

The consolidated statement of operations of the Company for the three months and nine months ended June 30, 2011 includes net losses incurred by Staccato of $201,752 and $1,618,574, respectively, and no revenue since the acquisition date.

The unaudited pro forma financial information for the three months and nine months ended June 30, 2010, below, represents the combined results of the Company’s operations as if the Staccato acquisition had occurred at the beginning of the period presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results. The amounts presented below for the three months and nine months ended June 30, 2011 represents the actual results for the period.  The unaudited pro forma loss from operations, net loss and net loss per share available to common stockholders, basic and diluted, for the three and nine months ended June 30, 2010 includes $1,622,248 in non-recurring severance and professional expenses incurred by Staccato.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 7 – ACQUISITION OF STACCATO GOLD RESOURCES LTD., (continued):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenue from continuing operations	$8,619,303	$6,440,783	$21,618,995	$15,668,852
Net income (loss) from continuing operations	528,199	(2,707,852)	(2,074,984)	(5,349,653)
Net income (loss)	528,199	(2,883,313)	(2,189,566)	(5,698,931)
Net income (loss) per share available to common stockholders, basic and diluted	0.01	(0.05)	(0.04)	(0.10)

NOTE 8 – RELATED PARTY TRANSACTIONS:

a.

Juniper Resources, LLC

The Company has a convertible note payable to a related party, Juniper Resources, LLC.  Information regarding the convertible note payable is as follows at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010

Juniper Resources, LLC	$5,000,000	$5,000,000
Accrued interest on convertible note payable to Juniper Resources, LLC	$41,667	$41,667

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

The Convertible Term Note was scheduled to be repaid on or before October 31, 2010, including interest due at maturity.  In June 2010, SMD agreed to extend the maturity date of the Convertible Term Note to on or before April 30, 2012.  Accordingly, as of June 30, 2011 the note is classified as a current liability.  All interest accrued through June 30, 2010 was paid by the Company to SMD at that time.  The Company also paid a $50,000 extension fee to SMD in consideration for the extension of the Convertible Term Note.  The extension fee has been recorded as a deferred financing cost and is being amortized over the life of the loan.  The Convertible Term Note was also amended to require interest accrued subsequent to June 30, 2010 to be paid by the Company to SMD monthly, rather than accruing interest to maturity.  All other terms of the loan were unchanged.  The Company has accounted for the extension of the maturity date as a loan modification.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS, (continued):

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% per annum, with interest payable monthly. The Convertible Term Note is convertible by Juniper at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should the Company issue any form of equity security other than the Company’s common stock, Juniper may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. Management analyzed the conversion features contained in this note considering the guidance provided in the ASC for derivatives and hedging.  Management’s conclusion was that these convertible features are conventional convertible instruments and thus would qualify for equity classification. As conventional convertible instruments, the embedded conversion options qualify for the scope exception provided in the guidance for derivatives and hedging, and therefore would not be bifurcated from the host instrument.

b.

Butte Highlands Joint Venture Agreement

On July 22, 2009, the Company entered into an operating agreement (the “Operating Agreement”) with Highland, an entity controlled by Ron Guill, a director of the Company, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (see Note 5). Under the terms of the Operating Agreement, the Company contributed its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

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

At June 30, 2011 and September 30, 2010, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $102,500 and $30,571, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at June 30, 2011 and September 30, 2010.

c.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 13% and 18% of the issued and outstanding stock of RWMC as of June 30, 2011 and September 30, 2010, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATION:

During the nine months ended June 30, 2011, the Company established an asset retirement obligation (“ARO”) in the amount of $110,000 for its exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in the Company’s permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 10 years.

The Company also had an ARO associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.  During the nine months ended June 30, 2011, the Company’s exploration permit was transferred to BHJV as the operator of the Butte Highlands Gold Project, thus relieving the Company of its reclamation and remediation obligations.  Therefore, the ARO of $250,089 and the related asset, along with accumulated accretion expense of $12,504 associated with the Butte Highlands exploration program, were removed from the Company’s financial statements during the nine months ended June 30, 2011.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 9 – ASSET RETIREMENT OBLIGATION, (continued):

The following table summarizes activity in the Company’s ARO:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Beginning balance	$111,375	$253,215	$259,467	$-
Obligations incurred	-	-	110,000	250,089
Obligations released	-		(250,089)
Revision of previous accretion expense	-	-	(12,504)	-
Accretion expense	1,375	3,126	5,876	6,252
Ending balance	$112,750	$256,341	$112,750	$256,341

NOTE 10 – INCOME TAXES:

Significant components of income tax benefit during the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011		2010
Current:
Federal	$-	$-	$-		$-
State	-	-	-		-
Discontinued operations	-	-	-		-
Total current income tax benefit	-	-	-		-

Deferred:
Federal	123,034	-	770,573		-
Total deferred income tax benefit	123,034	-	770,573		- --
Total income tax benefit	$123,034	$-	$770,573	$	- -

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Stock Issued for Services

During the three and nine months ended June 30, 2011, zero and 36,300 shares of common stock, respectively, were issued to employees of the Company as incentive bonuses under the Company’s Amended 2005 Equity Incentive Plan. The common stock issued during the nine months ended June 30, 2011 was valued at the closing price of the Company’s stock on the date of issue of $1.08 per share, for a total cost of $39,204 classified under salaries and benefits expense.

During the three and nine months ended June 30, 2010, zero and 36,500 shares of common stock, respectively, were issued to employees of the Company as incentive bonuses under the Company’s Amended 2005 Equity Incentive Plan. The common stock issued during the nine months ended June 30, 2010 was valued at the closing price of the Company’s stock on the date of issue of $1.15 per share, for a total cost of $41,975 classified under salaries and benefits expense.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2010	8,050,375	$3.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011	8,050,375	$3.00

 The warrants outstanding at June 30, 2011 expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.75	November 15, 2011
2,485,488	$3.34	July 4, 2011
1,744,500	$3.34	July 18, 2011
1,362,857	$3.34	August 9, 2011
759,592	$3.34	August 16, 2011
8,050,375

Subsequent to June 30, 2011, 4,229,988 warrants dated July 4 and July 18, 2011 expired unexercised.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 12 – STOCK OPTIONS, (continued):

The fair value of option awards granted during the nine months ended June 30, 2011 and 2010, respectively, were estimated on the date of grant using the assumptions noted in the following table.

	Nine months ended
	June 30, 2011	June 30, 2010
Expected volatility	112.9%-113.0%	57.7%-113.5%
Weighted-average volatility	112.9%	113.3%
Expected dividends	-	-
Expected term (in years)	3	0.6-3.0
Risk-free rate	1.12%-1.29%	0.22%-1.38%
Expected forfeiture rate	0%	0%-10%

Total compensation cost of options vested charged against operations under the plan for employees was $7,000 and $14,082 for the three months ended June 30, 2011 and 2010, and $468,132 and $273,319 for the nine months ended June 30, 2011 and 2010, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost of options vested charged against operations under the plan for directors and consultants was none and $7,082 for the three months ended June 30, 2011 and 2010, and $386,350 and $240,544 for the nine months ended June 30, 2011 and 2010, respectively.  These costs are classified under other general and administrative expenses.  During the quarter ended June 30, 2010 the Company granted 102,143 options as partial consideration for the acquisition of Staccato.  The $64,429 fair value of these options was included as part of the cost of the acquisition (see Note 7).

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at September 30, 2010	6,203,641	$0.96
Granted	1,015,000	1.03
Exercised	(248,332)	0.37
Expired and forfeited	(335,476)	0.76
Outstanding at June 30, 2011	6,634,833	$1.00
Exercisable at June 30, 2011	6,620,833	$1.00

Weighted average fair value of options granted
during the nine months ended June 30, 2011		$0.70

The average remaining contractual term for the options both outstanding and exercisable at June 30, 2011 was 3.14 years.  Of the options exercised during the nine months ended June 30, 2011, 129,999 were on a cashless basis resulting in the issuance of 87,132 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $49,050 from the exercise of the remaining 118,333 options.

As of June 30, 2011, total unrecognized compensation expense related to options was $7,560 and the related weighted-average period over which it is expected to be recognized is approximately 0.17 years.  The aggregate intrinsic value of options exercised during the nine months ended June 30, 2011 and 2010 was $185,389 and $776,096, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2011 was $1,013,518 and $1,010,858, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 13 – DISCONTINUED OPERATIONS:

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for future use.  The results of operations for the Company’s Mexican subsidiary, World Wide, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three months and nine months ended June 30, 2011 and 2010:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenues	$-	$649,265	$-	$1,510,317
Cost of revenues	-	(890,524)	-	(1,952,061)
Operating expenses	-	(105,319)	(113,692)	(380,323)
Foreign exchange gain (loss)	-	(28,425)	(893)	32,878
Interest income	-	352	3	3,979
Interest expense	-	-	-	(1,265)
Other income	-	1,010	-	5,909
Net loss from discontinued operations, net of tax	$-	$(373,641)	$(114,582)	$(780,566)

The consolidated balance sheet of the Company at June 30, 2011 has assets held for sale of $152,336 which includes $126,686 in inventory and $25,650 in property and equipment resulting from the discontinued operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, and Eureka, Nevada, and offices and a shop of Timberline Drilling in Coeur d’Alene, Idaho. Total office and storage rental expense from continuing operations aggregated $39,160 and $37,982 for the three months ended June 30, 2011 and 2010, respectively, and $119,505 and $128,596 for the nine months ended June 30, 2011 and 2010, respectively.

Environmental Contingencies

The Company has in past years been engaged in mining in northern Idaho, which is currently the site of a federal Superfund cleanup project. Although the Company is no longer involved in mining in this or other areas at the present time, the possibility exists that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. At the date of these financial statements, the Company is not aware of any environmental issues or litigation relating to any of its current or former properties.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 15 – SEGMENT INFORMATION:

The Company has two operating segments at June 30, 2011: contract drilling operations from Timberline Drilling and Timberline’s exploration activities.  As a result of the closure of our drilling service operations in Mexico during the year ended September 30, 2010, segment information for the periods presented in the table below has been adjusted to reflect the discontinued operations.

Segment information for the three months and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Nine months ended June 30,
Revenues from continuing operations:	2011	2010	2011	2010
Timberline	$-	$-	$-	$-
Timberline Drilling	8,619,303	5,871,331	21,799,816	14,238,348
Elimination of intersegment revenues	-	(79,813)	(180,821)	(79,813)
Total revenues	$8,619,303	$5,791,518	$21,618,995	$14,158,535

Net income (loss) from continuing operations:
Timberline	$(890,087)	$(1,078,324)	$(4,675,662)	$(3,294,595)
Timberline Drilling	1,418,286	637,265	2,600,678	1,418,867
Net income (loss) from continuing operations	$528,199	$(441,059)	$(2,074,984)	$(1,875,728)

Identifiable assets:			June 30, 2011	September 30, 2010
Timberline			$18,182,033	$17,577,156
Timberline Drilling			14,496,277	13,172,598
Discontinued operations			219,594	518,775
Total assets			$32,897,904	$31,268,529

During the three months ended June 30, 2011, revenue from transactions with two customers of Timberline Drilling amounted to 10% or more of our total revenues.  Newmont Mining Corporation (“Newmont Mining”) accounted for revenue of $6,275,099 and BHJV accounted for revenue of $974,103 during the quarter ended June 30, 2011.  BHJV is a related party to the Company (see Notes 5 and 8).

During the nine months ended June 30, 2011, revenue from transactions with one customer amounted to 10% or more of our total revenues.  Newmont Mining accounted for revenue of $17,110,001 during the nine months ended June 30, 2011.

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

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), the Company had no reported revenues and only had accumulated losses. In June 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.

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

On June 2, 2010, the Company closed its acquisition of Staccato.  As a result of this acquisition, Timberline acquired Staccato’s South Eureka Property, which includes a partially drill-tested exploration portfolio and the advanced-stage Lookout Mountain Project, located along Nevada’s Battle Mountain-Eureka trend, and approximately $4.5 million in cash.  In conjunction with this acquisition, shares of Timberline’s common stock were listed on the TSX Venture Exchange in Canada where they trade under the symbol “TBR”, in addition to the Company’s NYSE Amex listing, where the shares of Timberline’s common stock trade under the symbol “TLR”.

Exploration Division

South Eureka Property, Nevada

The South Eureka Property, including Lookout Mountain, was the primary asset we acquired in the acquisition of Staccato in June 2010. The acquisition was predicated on the review and assumption based on historic drill data, favorable metallurgical tests, a number of partially tested mineralized targets, a non-compliant gold resource, and current gold prices; that a low-cost, low-grade, heap leachable gold mine with modest capital expenditures could potentially be developed.

The South Eureka Property is located within the southern portion of Nevada’s productive Battle Mountain-Eureka gold trend, with Lookout Mountain considered to be an advanced-stage gold project at the beginning of the preliminary economic assessment stage. The South Eureka Property, exceeding 15,000 acres in size, includes a 4-mile strike length of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline. Gold mineralization tested to date is typical sediment-hosted Nevada gold mineralization.

During the quarter ended June 30, 2011 we commenced the next phase of exploration and drilling at the South Eureka Property.  The program will include a minimum of 30,000 feet of drilling, with a primary focus on expanding and upgrading the mineral resource at Lookout Mountain by drilling along strike on the Ratto Ridge structural trend north toward the Rocky Canyon zone and, especially, south toward the South Adit zone.  Both the Rocky Canyon and South Adit zones have been extensively drilled and contain historic gold resources. The program will also test several prioritized locations across the 23 square-mile property, ranging from zones known to carry significant gold mineralization to previously untested structural targets.

During the nine months ended June 30, 2011, the Company has completed 57 holes for a total of approximately 30,000 feet of reverse circulation drilling and 7,500 feet of core drilling during the previous drill program that commenced in August 2010.  Preliminary metallurgical results from trench and reverse circulation drill samples are positive, and support management’s initial assessment regarding the viability for development of a low-cost, low-grade, heap leach gold operation with modest capital expenditures at Lookout Mountain.

In March 2011, we reported our initial NI 43-101 compliant gold resource estimate at Lookout Mountain.  We anticipate that this initial resource estimate, coupled with bench-scale metallurgical test results, will allow us to complete an internal scoping study to assess the economic sensitivities of the project.

Butte Highlands Project, Montana

Our exploration division continued to advance the Butte Highlands Gold Project toward production during the quarter ended June 30, 2011.   Our joint venture partner, Highland Mining, LLC, previously completed approximately 4,500 feet of the underground ramp to access the mineralized areas and allow for underground definition drilling.  A planned 86 hole, 49,500 foot underground diamond drilling program at Butte Highlands commenced during the quarter ended March 31, 2011 and ended in June 2011.  This drill program was designed to provide detailed delineation of the mineralization for resource estimation and underground mine planning at the project.  Drill results to date have supported and added confidence to our internal modeling of the mineralized areas.  The remaining drill assays will be completed early in the fourth fiscal quarter of 2011 and we anticipate that we will commence our planned 10,000 ton bulk sample prior to the end of the calendar year.

The application for our Hard Rock Operating Permit was submitted to the Montana Department of Environmental Quality in May 2010. We, in conjunction with staff from the Butte Highlands Joint Venture, continue to refine the mine and underground exploration planning that is an integral part of our overall mine planning at the Butte Highlands Gold Project.  The ongoing exploration and development phase of the program is expected to continue through the remainder of 2011 and, assuming acceptable permitting, drill results and completion of the 10,000 ton bulk sample, is expected to be followed by gold production in early 2012.

Drilling Services

Our focus on underground drilling with established customers continues to provide a solid base of operations, with the demand for surface exploration drilling picking up recently given the current strength in pricing for commodities such as gold, silver and copper.

Over the past three years, we have successfully established a new corporate culture in our drilling subsidiary and have renewed our focus on underground drilling at established mining operations.  We have reduced the layers of management between the head office and operations in the field, streamlined our processes and operations, strengthened our balance sheet, and implemented new employee incentive programs.  These objectives were achieved under difficult market conditions, and have resulted in considerable improvements in our operational and financial performance.

During the year ended September 30, 2010, due to a difficult operating environment, declining financial results, and increasing country-related risk, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide Exploration (“World Wide”).  World Wide’s drill rigs and related assets were moved back to the U.S. where they are available for use by Timberline Drilling.

During the quarter ended June 30, 2011, Timberline Drilling had as many as 18 of its 24 drills operating, primarily in Nevada, with 16 drills in operation as of June 30, 2011.

Timberline Drilling’s largest customer is Newmont Mining Corporation (“Newmont Mining”), with whom we have an operating contract through February 2014.  We enjoy a very close working relationship with Newmont Mining, including establishing joint planning and safety review teams.  We believe this contract provides a higher degree of certainty in future cash flows for Timberline Drilling while presenting an excellent foundation for future stability and growth.  This also allows us to focus on further improvements in customer service and safety with our largest client.  Our relationship with Newmont Mining includes a supplementary agreement to provide deep-hole drilling in Nevada that is expected to provide long-term surface drilling revenue.

Summary

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that our business model can continue to advance even if gold prices retreat significantly from current levels.

As a company, we are focused on advancing the Butte Highlands Gold Project toward expected gold production in early 2012, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada, achieving continuous improvements at Timberline Drilling, and continuing to evaluate new opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe that management and the Company’s board of directors have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and we continue to do so.

Results of Operations for the Three and Nine Month Periods ended June 30, 2011 and 2010

Consolidated Results

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue	$8,619,303	$5,791,518	$21,618,995	$14,158,535
Gross profit	2,125,621	1,271,153	4,600,987	3,213,656
Net income (loss) from continuing operations:
Timberline Corporate/Exploration	(890,087)	(1,078,324)	(4,675,662)	(3,294,595)
Timberline Drilling	1,418,286	637,265	2,600,678	1,418,867
Consolidated net income (loss) from continuing operations	528,199	(441,059)	(2,074,984)	(1,875,728)
Loss from discontinued operations, net of tax	-	(373,641)	(114,582)	(780,566)
Consolidated net income (loss)	$528,199	$(814,700)	$(2,189,566)	$(2,656,294)

For the three months ended June 30, 2011, we reported $8,619,303 in revenue compared to $5,791,518 in the same period of 2010.  Our revenues are derived entirely from Timberline Drilling and our increase from the previous year was primarily due to an increase in the number of drill rigs in service during the quarter.  Total gross profit increased in the quarter ended June 30, 2011 as compared to the previous year primarily due to an increase in average daily production rates from our operating drills and higher average revenue per foot drilled.

Our consolidated net income for the three months ended June 30, 2011 was $528,199 compared to a consolidated net loss of $814,700 for the three months ended June 30, 2010.   The net income during the quarter ended June 30, 2011 is attributable to a 123% year over year increase in net income from Timberline Drilling, the absence of losses from our discontinued operations in Mexico in the current period, reduced professional fees expense and recognition of a deferred income tax benefit during the current year; offset by increased exploration expenditures on our mineral properties.

For the nine months ended June 30, 2011, we reported $21,618,995 in revenue compared to $14,158,535 in the same period of 2010.  Our revenue increase from the previous year was primarily due to an increase in the number of drill rigs in service during the current period.  Total gross profit increased in the nine months ended June 30, 2011 as compared to the previous year due to an increase in average daily production rates from our operating drills, and an increase in the number of drills operating as compared to the previous year.  However, gross profit as a percentage of sales decreased in the nine months ended June 30, 2011 as compared to the previous year, primarily due to preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs.

Our consolidated net loss for the nine months ended June 30, 2011 was $2,189,566 compared to a consolidated net loss of $2,656,294 for the nine months ended June 30, 2010.   The decreased net loss in the current year is primarily attributable to increased net income from Timberline Drilling, reduced losses from our discontinued operations in Mexico, reduced professional fees expense and recognition of a deferred income tax benefit, offset by a $2.2 million increase in exploration expenditures on our mineral properties and stock option expenses associated with vested option grants in the current year.

Timberline Drilling provides drilling services on a contract basis, which often requires long lead times based on drill rig availability.  In the past, we have had a backlog related to several customers for drilling services work to be performed in future periods.  While demand for drilling services has increased in recent months, some of our drill rigs are currently idle, and our backlog consists of drilling services work to be performed for one major customer and five other customers at June 30, 2011.  While we have seen increases in requests for proposals for drilling services, and secured additional drilling service contracts for new customers in the quarter ended June 30, 2011, we cannot predict if demand for drilling services will increase in future periods.

Timberline Corporate and Exploration Division

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Exploration expenses :
South Eureka/Lookout Mountain	$344,158	$50,142	$2,357,789	$50,142
Butte Highlands	-	110,277	37,492	181,242
Other exploration properties	136,838	89,082	370,804	304,249
Total exploration expenditures	480,996	249,501	2,766,085	535,633
Non-cash expenses:
Stock option and stock issuance expense	7,000	21,164	893,686	555,839
Depreciation, amortization and accretion	12,732	16,030	15,346	39,123
Total non-cash expenses	19,732	37,194	909,032	594,962
Professional fees expense	22,578	220,860	217,097	773,957
Interest expense	131,818	145,142	395,454	424,807
Interest and other income	(2,382)	(4,596)	(13,731)	(43,390)
Other general and administrative expenses	360,379	430,223	1,172,298	1,008,626
Income tax benefit	(123,034)	-	(770,573)	-
Net loss from continuing operations	$(890,087)	$(1,078,324)	$(4,675,662)	$(3,294,595)

The decrease in the after tax net loss for Timberline Corporate and the Exploration division for the three months ended June 30, 2011 as compared to the previous year’s after tax net loss in the same period is primarily a result of reduced legal and accounting expenses in the current year, reduced general and administrative costs, and realization of an income tax benefit in the current period, offset in part by increased mineral exploration activities at our Lookout Mountain Project in Nevada.  Other general and administrative expenses, as well as professional fees expenses, were lower for the three months ended June 30, 2011 as compared to the previous year as a result of increased costs associated with the Company’s acquisition of Staccato Gold Resources Ltd. in the previous year.

The increase in the after tax net loss for Timberline Corporate and the Exploration division for the nine months ended June 30, 2011 as compared to the previous year’s after tax net loss in the same period is primarily a result of significantly increased expenditures on mineral exploration activities at our Lookout Mountain Project in Nevada, as well as increased stock option expense.  This increase was offset somewhat by reduced legal and accounting costs and realization of an income tax benefit during the current periods.  Other general and administrative expenses were higher for the nine months ended June 30, 2011 as compared to the previous year due to increased salaries and benefits expense, as well as the initiation of cash compensation for the Company’s board of directors. Professional fees expenses for the nine months ended June 30, 2011 were lower as compared to the previous year primarily due to increased costs associated with the Company’s acquisition of Staccato Gold Resources Ltd. in the previous year.

The income tax benefit during the three months and nine months ended June 30, 2011 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Timberline Drilling

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Total revenue	$8,619,303	$5,871,331	$21,799,816	$14,238,348
Less elimination of intersegment revenues	-	(79,813)	(180,821)	(79,813)
Revenue	$8,619,303	$5,791,518	$21,618,995	$14,158,535
Gross profit	2,125,621	1,271,153	4,600,987	3,213,656
General and administrative expenses	(680,478)	(610,971)	(1,917,737)	(1,734,120)
Interest and other expense, net	(26,857)	(22,917)	(82,572)	(60,669)
Net income	$1,418,286	$637,265	$2,600,678	$1,418,867

Timberline Drilling’s increase in revenue for both the three months and nine months ended June 30, 2011 is attributable to a higher utilization rate of our drill rigs, primarily due to the addition of new customers and contracts as well as an increase in the number of rigs working for our major customer.  Overall, the demand for drilling services has increased during this fiscal year as a result of continued high gold and silver prices.  Junior resource and exploration stage companies are gaining access to capital for their drilling programs, and, as a result, the overall demand for drilling services continues to be strong.  Timberline Drilling has secured several new contracts with exploration stage companies during the fiscal year to date.

The increase in gross profits for both the three months and nine months ended June 30, 2011 compared to the prior year is a function of an increase in average daily production rates from our operating drills and higher revenues per foot drilled, offset somewhat by preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs in the current year.  Gross profit as a percentage of sales decreased in the nine months ended June 30, 2011 as compared to the previous year, primarily due to preparation costs associated with the deployment of surface drilling rigs to new customer sites, as well as higher maintenance costs. Increased year over year general and administrative expenses at Timberline Drilling for both the three month and nine month periods ended June 30, 2011 reflect an expected increase in overhead costs to support the increased number of operating drill rigs as compared to the previous year.

As expected, our revenue stability resulting from our drilling contract with Newmont Mining in Nevada, coupled with our continued focus on reducing operating and administrative costs and improving performance efficiencies, resulted in strong earnings and cash flow from Timberline Drilling in the third quarter, and we expect similar results to continue in the fourth quarter of our 2011 fiscal year.

Discontinued Operations – World Wide

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues	$-	$649,265	$-	$1,510,317
Cost of revenues	-	(890,524)	-	(1,952,061)
Operating expenses	-	(105,319)	(113,692)	(380,323)
Foreign exchange gain (loss)	-	(28,425)	(893)	32,878
Interest income	-	352	3	3,979
Interest expense	-	-	-	(1,265)
Other income	-	1,010	-	5,909
Loss from discontinued operations, net of tax	$-	$(373,641)	$(114,582)	$(780,566)

During the year ended September 30, 2010, due to declining operational and financial results and the increased risks associated with operating in Mexico, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide.  World Wide’s drill rigs and related assets were moved back to the U.S. where they are available for use by Timberline Drilling.  Expenses during the nine months ended June 30, 2011 reflect the winding down of operations in Mexico.  We expect a minimal amount of additional expenses to be realized in the fourth quarter of fiscal 2011 and no further costs to be incurred after that time.

Financial Condition and Liquidity

At June 30, 2011, we had assets of $32,897,904 consisting of cash in the amount of $4,652,298; accounts receivable in the amount of $2,571,331; materials and supplies inventories valued at $1,654,574; property, mineral rights and equipment, net of depreciation of $18,806,625; goodwill related to the acquisition of Timberline Drilling in the amount of $2,808,524 and other assets in the amount of $2,404,552.

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While access to capital has improved recently, these disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon our existing cash balances and, in part, the cash flow generated by Timberline Drilling, our wholly owned contract core drilling subsidiary.  Management expects that if commodity prices for gold and silver remain at or near the levels seen in fiscal year 2011 to date, our revenues will increase in step with increased demand for drilling services by both our current customers as well as new customers.  While cash flows from Timberline Drilling have increased in fiscal year 2011 to date as our revenues increase, if cash flows decline or are insufficient to fund our expenditures, our discretionary exploration activities and other operations will either be curtailed significantly or we will be reliant upon equity financings to continue our exploration activities into the future.  The current market conditions could make it difficult or impossible for us to raise necessary funds at acceptable costs to meet our capital requirements.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances.

At June 30, 2011, the Company has a working capital surplus of $350,385.  Management expects to continue to maintain or increase the amount of working capital via continued improvements in operating cash flows at the Company’s drilling subsidiary, monitoring discretionary exploration expenditures, reducing professional and consulting expenses, and potentially obtaining financing through sales of equity securities.  The Company’s working capital includes a convertible note payable to a related party of $5,000,000 maturing in April 2012.  Management expects to satisfy this current note payable through conversion to equity of the Company, extending the term of the current note payable, or by refinancing the current note payable with a longer term debt facility.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION.

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended June 30, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date:  August 5, 2011

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  August 5, 2011