Form 10-Q/A
period 2011-06-30
Timberline Resources Corp
filed 2011-09-06
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

The purpose of this Amendment No. 1 to Timberline Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

31.1 (1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2 (1)	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1 (1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 (1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(2)(3)	XBRL Instance Document
101.SCH(2)(3)	XBRL Taxonomy Extension Schema Document
101.CAL(2)(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed as an exhibit to the Original Form 10-Q.

(2)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(3)

Filed herewith.

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

Date:  September 2, 2011

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  September 2, 2011

3