Form 10-K
period 2011-09-30
Timberline Resources Corp
filed 2011-12-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2011, the aggregate market value of the 61,151,011 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 6,309,662 shares held by affiliates of the registrant as a group, was $53,196,109. This figure is based on the closing sale price of $0.97 per share of the Registrant’s Common Stock on March 31, 2011 on the NYSE Amex.

Number of shares of Common Stock outstanding as of December 12, 2011: 61,189,417

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2012 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

2

ITEM 1. DESCRIPTION OF BUSINESS

2

ITEM 1A.  RISK FACTORS

5

ITEM 1B. UNRESOLVED STAFF COMMENTS

11

ITEM 2. DESCRIPTION OF PROPERTIES

11

ITEM 3.  LEGAL PROCEEDINGS

26

ITEM 4.  [REMOVED AND RESERVED]

26

PART II

27

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

27

ITEM 6. SELECTED FINANCIAL DATA

28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

28

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

34

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

64

ITEM 9A. CONTROLS AND PROCEDURES

64

ITEM 9B. OTHER INFORMATION

64

PART III

65

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

65

ITEM 11. EXECUTIVE COMPENSATION

65

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

65

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

65

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

65

PART IV

65

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

65

SIGNATURES

67

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

•

the establishment and estimates of mineralization and reserves;

•

the grade of mineralization and reserves;

•

anticipated expenditures and costs in our operations;

•

planned exploration activities and the anticipated outcome of such exploration activities;

•

plans and anticipated timing for obtaining permits and licenses for our properties;

•

expected future financing and its anticipated outcome;

•

anticipated liquidity to meet expected operating costs and capital requirements;

•

our ability to obtain financing to fund our estimated expenditure and capital requirements; and

•

factors expected to impact our results of operations.

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

•

risks related to our properties being in the exploration or development stage;

•

risks related our mineral operations being subject to government regulation;

•

risks related to future legislation and administrative changes to mining laws;

•

risks related to future legislation regarding climate change

•

risks related to our ability to obtain additional capital to develop our reserves, if any;

•

risks related to land reclamation requirements and costs;

•

risks related to mineral exploration and development activities being inherently dangerous;

•

risks related to our insurance coverage for operating risks;

•

risks related to cost increases for our exploration and development projects;

•

risks related to a shortage of equipment and supplies adversely affecting our ability to operate;

•

risks related to mineral estimates;

•

risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•

risks related to the competitive industry of mineral exploration;

•

risks related to our title and rights in our mineral properties;

•

risks related to integration issues with acquisitions;

•

risks related to joint ventures and partnerships;

•

risks related to our limited operating history;

•

risks related the possible dilution of our common stock from additional financing activities;

•

risks related to potential conflicts of interest with our management;

•

risks related to our dependence on key management;

•

risks related to our Lookout Mountain and other acquired growth projects;

•

risks related to our business model;

•

risks related to our Canadian regulatory requirements;  and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports referenced in this annual report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed in accordance with Canadian Securities Administrators’ National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”); however, these terms are not defined terms under the SEC’s Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those reports in this annual report for informational purposes only and such reports are not incorporated herein by reference. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

In June 2010, we closed our acquisition of Staccato Gold Resources Ltd., a Canadian-based resource company (“Staccato Gold”) that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s flagship gold exploration project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in north-central Nevada, along with Staccato Gold’s wholly owned U.S. subsidiary, BH Minerals USA, Inc (“BH Minerals”).

In September 2010, we closed our drilling services operation in Mexico which was operated by our wholly owned Mexican subsidiary, World Wide Exploration, S.A. de C.V. (“World Wide” or “WWE”), and moved substantially all of the assets of WWE to the United States to be available for use by Timberline Drilling.

In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  Subsequent to our fiscal year end, in November 2011, the sale of Timberline Drilling was completed for a total value of approximately $14.5 million.

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including Timberline Drilling (where applicable prior to its sale), Staccato Gold and BH Minerals.

Our Competition

The mineral exploration industry is intensely competitive in all phases.  In our mineral exploration activities, we will compete with many companies possessing greater financial resources and technical facilities than us for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.  We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history.

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

Our former subsidiary, Timberline Drilling, had approximately 140 full-time employees in the U.S.  We did not retain any of these employees subsequent to the sale of Timberline Drilling in November of 2011.  Our Staccato Gold subsidiary does not have any employees.  We believe that our relationship with our employees is good.

Regulation

The exploration and mining industries operate in a legal environment that requires permits to conduct virtually all operations. Thus permits are required by local, state and federal government agencies.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS). Individual states also have various environmental regulatory bodies, such as Departments of Ecology and so on.  Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

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

Overview of Our Mineral Exploration Business

Timberline, the parent company, is a mineral exploration and development company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such, we acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  We may enter into joint venture agreements with other companies to fund further exploration and/or development work.  It is our plan to focus on assembling a high quality group of mid-stage mineral (gold, silver, and copper) exploration prospects, using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be placed on the western United States.

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our President, Chief Executive Officer and Chairman, Paul Dircksen, has experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

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

Portions of our mineral properties are owned by third parties, and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Butte Highlands	Richardson Family Trust	4	60 acres	3% to 4% Net Smelter Royalty (“NSR”); Annual lease payment of $15,000 through 2012 and $20,000 each year thereafter on October 1. Option to purchase property during lease term for $2,000,000.
Snowstorm	Hecla Mining Company	38	750 acres	4% NSR; Annual lease payment of $1,000.
Snowstorm	Snowshoe Mining Company	6	78 acres	3% NSR; Annual lease payment of $15,000.
Spencer	Idaho Department of Lands	Section 6, T12N R36E	640 acres	5% NSR; Annual lease payment of $640.
White Rock	Paul Schmidt & John Thomas	103	2,060 acres	3% NSR; Option to purchase property during lease term for $100,000.
Toole Springs	Bruce W. Miller	201	4,020 acres	3% NSR
Lookout Mountain	Rocky Canyon Mining Company	373	6,368 acres

3.5% NSR royalty + 1.5% NSR royalty capped at $1.5 million  (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.

(Pending legal opinion, additional 2% NSR possible)

Windfall	Century Gold	13	166 acres	Annual lease payment of $48,000; April 1, 2012 lease term; property may be purchased any time before February 28, 2012 for $750,000; 4% NSR

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

Overview of Timberline Drilling, Incorporated – Our Former Wholly Owned Subsidiary

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

During the year ended September 30, 2010, due to a difficult operating environment, declining financial results, and increasing country-related risk, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide.  World Wide’s drill rigs and related assets were moved back to the U.S. where they became available for use by Timberline Drilling.

During the year ended September 30, 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling.  Subsequent to our fiscal year end, in November 2011 the sale of Timberline Drilling was completed for a total value of approximately $14.5 million.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, although the prices of gold and silver have both risen steadily over the past three years.  In 2009, gold traded between approximately $810 and $1,212 per ounce, based on the London PM Fix Price.  In 2010, gold traded between approximately $1,058 and $1,421, and in 2011 to date, gold has traded between approximately $1,319 and $1,895 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $1,659 on December 12, 2011.

In 2009, the price of silver per ounce ranged from approximately $10.50 to $19.18, based on the London Fix Price.   In 2010, the price of silver ranged from approximately $15.14 to $30.70 per ounce, and in 2011 to date, silver has traded between approximately $26.68 and $48.70 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $31.22 on December 12, 2011.

Seasonality

Seasonality in Nevada and Montana is not a material factor to our operations. Certain surface exploration work may need to be conducted when there is no snow on the ground but it is not a material issue.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2011, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

ITEM 1A.  RISK FACTORS

An investment in an exploration stage mining company with a short history of operations such as ours involves an unusually high amount of risk, both known and unknown, present and potential, including, but not limited to the risks enumerated below.

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

Estimates of mineralized material are forward-looking statements inherently subject to error. Although mineralization and reserve estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results will inherently differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be accurately predicted.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

Mining exploration and development is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

Mining and mineral exploration involves various types of risks and hazards, including:

•

environmental hazards;

•

power outages;

•

metallurgical and other processing problems;

•

unusual or unexpected geological formations;

•

personal injury, flooding, fire, explosions, cave-ins, landslides and rock-bursts;

•

inability to obtain suitable or adequate machinery, equipment, or labor;

•

metals losses;

•

fluctuations in exploration, development and production costs;

•

labor disputes;

•

unanticipated variations in grade;

•

mechanical equipment failure; and

•

periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our Company.

Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of minerals, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

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

Other than from our drilling services subsidiaries, we expect to derive revenues, if any, from the eventual extraction and sale of precious and base metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration.  A representative sample of exploration companies that are similar to our Company in size, financial resources and primary objective include such publicly traded mineral exploration companies as Midway Gold Corp. (MDW), General Moly, Inc. (GMO), Klondex Mines Ltd. (KDX.TO), Solitario Exploration and Royalty Corp. (XPL) and Mines Management (MGN).

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

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership.  These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective.  Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims.  If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge.  These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse effect on our financial position or results of operations.  There can be no assurance that any such disputes or challenges will be resolved in our favor.

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

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in January 2004. Since January 2004, we have not yet located any mineral reserve. As a result, we have not had any revenues from our exploration division, however we have had a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that they will be operated successfully. We anticipate that we will continue to incur operating costs without realizing any revenues (from exploration) during the period when we are exploring our properties.

During the fiscal year ending September 30, 2011, we had losses of $6,835,866 in connection with the maintenance and exploration of our mineral properties and the operation of our exploration business. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional employee/director/consultant options or if we sell additional shares to finance our operations.

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale of and issuance of additional shares, including, but not limited to, raising finances to explore our newly acquired South Eureka property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options granted that are exercisable into 6,512,333 common shares. If all of these were exercised or converted, these would represent approximately 10% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had five independent directors on our board of directors (Jim Moore, Vance Thornsberry, Eric Klepfer, Robert Martinez, and Troy Fierro).  The Company has formed three committees to ensure our compliance with the requirements of the NYSE Amex.  We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE Amex.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Paul Dircksen, Randal Hardy and Craig Crowell. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

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

We are a ‘reporting issuer’ in the Canadian provinces of British Columbia and Alberta since completion of the acquisition of Staccato Gold.  As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings.   Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place tonnage and grade without reference to unit measures.  Accordingly, information concerning descriptions of mineralization, reserves and resources contained in disclosure released outside the United States may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

We are also subject to increased regulatory scrutiny and costs associated with complying with securities legislation in Canada.  For example, we are subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change.  We do not anticipate any particular regulation that would be difficult to comply with.  However, failure to comply with regulations may result in civil awards, fines, penalties and orders that could have an adverse effect on us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2011, Timberline has acquired mineral prospects for exploration in Nevada, Montana and Idaho mainly for target commodities of gold, silver and copper. The prospects are held by both patented and unpatented mining claims owned directly by the Company or through legal agreements conveying exploration and development rights to the Company.  Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

South Eureka Property (Battle Mountain/Eureka Trend)

Timberline acquired the South Eureka property as part of its acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010.  South Eureka comprises an area of approximately 15,000 acres or more than 23 square miles.  The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in the Eureka Mining district within the Battle Mountain – Eureka Mineral Trend, also referred to as the Cortez Trend.

The South Eureka property is comprised of 845 unpatented and 15 patented claims and several projects including: Lookout Mountain, Secret Canyon/Oswego, Windfall, South Ratto, Hamburg Ridge, and New York Canyon.  Historic open pit mines on the property include: the Windfall pit, the Rustler pit, North and South Paroni pits, and the Lookout Mountain pit.  Timberline’s database contains over 484,000 feet of drill information from 1,265 drill holes that have been completed on the property from 1970 through September 2011.

The South Eureka property has no known reserves, as defined under SEC Industry Guide 7 of the United States Securities Act of 1933, as amended, and the proposed program for the property is exploratory in nature.

Property Description

The South Eureka property is located in the southern part of the Eureka mining district of Eureka County, Nevada, within T19N, R53E and unsurveyed T17N and T18N, R53E at the southern end of the Cortez Trend (Battle Mountain/Eureka Trend).  The South Eureka property is also within the bounds of the United States Geological Survey (“USGS”) 1:24,000 scale 7.5 minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

Explanation
Cities and Towns
Eureka
Active Exploration
High Priority
Secondary
Existing Open Pits
Claim block
Township Boundaries
Archimedes (Ruby Hill)
Town of Eureka
New York Canyon
Claim Block
Windfall
Secret Canyon/Oswego
Hamburg Ridge
Lookout Mtn.
N
Feet
10,000
0
10,000
Winnemucca
Elko
Reno
Eureka
Ely
Las Vegas
Explanation
Major Deposits
Major Cities
Mineral Trends
Major Freeways
Miles
0
100
200
300
Timberline RESOURCES
BH MINERALS US INC.
A wholly owned subsidiary of Timberline Resources Company
South Eureka Project Location
Eureka County, Nevada. Township 18 North, Range 53 East, Secs. 2 and 11, M.D.B. & M.
Date: September 30, 2011
Scale: 1:150,000

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

The Company pays federal and county claim maintenance fees on the South Eureka property.  The Federal claim is due to the BLM by September 1st each year, and the remainder is due to Eureka County by November 1st each year.  The following table summarizes the claims and royalties for the South Eureka property:

South Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000. (Pending legal opinion, additional 2% NSR possible)	Unpatented	373	2,577 hectares (6,368 acres)
South Ratto Timberline holds title; 4% NSR	Unpatented	108	869 hectares (2,148 acres)
Hamburg Ridge Timberline holds title, under lease to DFH, a subsidiary of Royal Gold. Timberline currently pays all claim fees.
Hoosac 4% NSR + 2% NSR + 0.75% NSR	Unpatented	98	580 hectares (1,434 acres)
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR + 1% NSR + 1.6% NSR + 0.75% NSR	Unpatented	94	690 hectares (1,707 acres)
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc. Draft agreement in place pursuant to which Timberline would acquire the 16 claims, subject to the following royalties: 4% NSR + 2% NSR + 0.75% NSR. The Hoosac/North Amselco lease agreement would then cancel.	Unpatented	16	112 hectares (278 acres)
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) (Pending legal opinion, 2% NSR possible)	Unpatented	111	765 hectares (1,892 acres)
Windfall Mining lease and option agreement between Timberline and Century Gold. Annual lease payment of $48,000; April 1, 2012 lease term; property may be purchased any time before February 28, 2012 for $750,000; 4% NSR	Patented	13	67 hectares (166 acres)
New York Canyon Timberline holds title; 4% NSR + 1.5% NSR	Unpatented	45	343 hectares (847 acres)
Total Unpatented Lode Claims		845	6,003 hectares (14,833 acres)
Total Patented Lode Claims		15

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

Monthly lease payments of $4,000, or $48,000 per annum, are due to maintain the Windfall Patents in good standing.  Timberline has the option to purchase the project for US$750,000 if the option is exercised before February 2012.  The term of the agreement extends until April 2012.  A 4% net smelter return royalty exists on the project.

The Secret Canyon/Oswego, South Ratto, and New York Canyon projects are owned by the Company subject to royalty agreements.  Net smelter return royalties up to 5.5% exist on the projects.  Pending a legal opinion that is forthcoming, the same 2% NSR royalty referenced above may exist on the Hiero/Syracuse project.

The Hamburg Ridge project is comprised of the Hoosac, North Amselco, and South Rustler/W-claim groups.  The Hoosac and North Amselco claims are owned by the Company and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc.  No payments are due under the lease agreement.  The South Rustler/W-Claims are owned by DFH Co.  A draft agreement is in place pursuant to which the Company would acquire the South Rustler/W-Claims, and the Hoosac/North Amselco lease agreement would cancel.  Net smelter return royalties ranging from 6.75% to 7.35% exist on the projects.  Timberline currently pays all of the claim maintenance fees for the Hamburg Ridge project.

Accessibility, Physiography, Climate and Infrastructure

The South Eureka property is located approximately one mile south and southwest of the town of Eureka, within the southern part of the Eureka Mining district of Eureka County, Nevada.  The South Eureka property is located at the southeastern end of the Battle Mountain/Eureka Trend (Cortez Trend) of gold and base-metal deposits in north-central Nevada.

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

The southern parts of the South Eureka property are accessed by traveling approximately 8 miles south of Eureka on U.S. 50 to South Gate, then 1 mile south-southwest on the Fish Creek Valley road to the unimproved Secret Canyon Road, then northwest to the southern part of the Hoosac claims. Approximately 2 miles from South Gate on the Fish Creek Valley Road, a turnoff to the west and northwest on the Ratto Canyon Road accesses the southern portion of the Lookout Mountain group.  Many dirt tracks within the South Eureka property allow additional access.

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

Historic Exploration

The most significant exploration on the South Eureka property has been the drilling programs mounted over recent years.  Such exploration on the South Eureka property spans a period of over twenty years.  Drilling on the Hoosac and Windfall claims date from Norse-Windfall (63 holes, 1970s-1980s), Amselco (8 holes, mid-1980s), Tenneco (18 holes, 1989-1991), Pathfinder (18 holes, 1993) and Pathfinder/Cambior (36 holes, 1995-1997).  On the Lookout Mountain claim group, drilling programs began with Amselco (296 holes, 1978-1985) followed by the Windfall group (20 holes, 1986), EFL Gold Company (10 holes, 1990), Barrick (40 holes, 1992-93), and Echo Bay (70 holes, 1994-95).  The drilling programs were conducted concurrent with and guided by extensive geologic mapping, geochemical rock and soil sampling programs and air and ground geophysics.  Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury toxic element anomalies in soil and rock.

The methods of collection and analyses of some historical soil and rock samples were not always available in the data, but it is likely that the samples were collected, documented, prepared and analyzed to the standards of professional diligence and analytical techniques applicable at the time.  The importance of a geochemical-geological exploration approach is evidenced by the fact that the drilling of many such anomalies has resulted in significant indications of disseminated gold mineralization.  The Windfall, Rustler, and Paroni deposits on the Windfall claims and the Lookout Mountain group were discovered by drilling soil and rock anomalies in permissive structural and stratigraphic settings.  Drill testing of several geochemical anomalies in permissive geological settings has also resulted in the discovery of several promising zones of gold mineralization on the H amburg Ridge, Windfall, and Lookout Mountain claim groups.  As yet, these zones have not been fully tested.

Amselco Exploration began exploring the Lookout Mountain project in 1978, conducting an extensive geologic mapping, soil and rock sampling and an initial 15-hole reverse circulation drilling program which tested gold mineralization along the Ratto Ridge Fault and associated geochemical anomalies and jasperoids developed along the N-S trending Ratto Ridge.  This drilling discovered significant sediment-hosted disseminated gold mineralization at depth.  Amselco drilled 296 holes between 1978 and 1985, also discovering five areas of gold mineralization along Ratto Ridge which contain partially developed gold resources.  These areas are located at South Lookout Mountain, Pinnacle Peak, Triple Junction, South Ratto Ridge, and South Adit.  In 1986, while Amselco was in process of becoming BP Minerals, Amselco management decided that the Lookout Mountain deposit was not of further interest even though their geologists reportedly believed the deposit had significant potential.  The property was optioned to a joint venture of three companies which then owned Norse-Windfall Mines, the Eureka Venture.

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

Barrick (1992-93) completed geologic mapping, took more than 500 soil samples to expand and fill in Amselco’s soil grid, and drilled 42 widely spaced holes, primarily along Ratto Ridge.  Drilling targeted favorable stratigraphy at depth near fault intersections.  Barrick discovered that geochemical anomalies are apparently controlled by E-NE and N-NW to NW trending cross structures which intersect the N-S trending Ratto Ridge Fault.  Much of the Barrick work focused on the deeper potential in Cambrian Dunderberg Shale east of the Ratto Ridge Fault, and potential in the Devonian Nevada Group, especially the Bartine Limestone west of the fault.  Outcrops of Bartine Limestone in the area show weak gold mineralization, strong alteration, and anomalous pathfinder element geochemistry.  Barrick drilled 42 holes to a maximum depth of approximately 1,300 feet and encountered several gold intercepts.

Work by Barrick also included air and ground geophysics, and a stratigraphic and mineralogic geochemical study in conjunction with geologic mapping to develop and prioritize several target areas.  Approximately 800 rock samples were collected and had high-quality multi-element analyses run, ICP and graphite furnace analyses at MB Associates in California, and ICP and neutron activation analysis at Activation Laboratories in Canada.  Mapping, together with results of the Magmachem geochemistry, indicated that mineralization was apparently strongly controlled by E-NE and N-NW to NW trending cross structures near or at the point they intersect the N-S trending Ratto Ridge Fault where the Cambrian Dunderberg Shale and Hamburg Dolomite occur.  Ultimately, Barrick drilled 42 reverse circulation holes.  However, geological and geochemical targets or additional drilling in areas of known mineralization previously discovered by Amselco found insufficient mineralization to meet Barrick’s objectives.  It should be noted that the potential for mineralization west of the Ratto Ridge crest has not been explored adequately.

Echo Bay (1993-95) not only worked Ratto Ridge but also acquired additional ground to the north, south, and southwest.  They conducted mapping, sampling, and scattered drilling in the area, exploring deep high-grade potential in the Cambrian Dunderberg Shale and Hamburg Dolomite, and testing Devonian Nevada Group targets west of the Ratto Ridge Fault.  Echo Bay drilled several promising holes, including drill hole EBR 27 which intersected 110 feet grading 0.043 oz of gold/ton in the Dunderberg, and drill hole EBR-9 which intersected 115 feet grading 0.043 oz of gold/ton in the Nevada Group.  Offsets of EBR-9 found 90 feet grading 0.028 oz of gold/ton, and another hole which was lost before reaching planned depth found 45 feet of 0.024 oz of gold/ton.  Further offsets of EBR-9 and several widely-spaced holes averaging 1,000 feet deep (EBR 15, 16, 17, 18, and 20) found some anomalous gold along Ratto Ridge but no major intercepts.  Eventually, the Echo Bay project totaled 104 RC holes.  Faced with depletion of budgets with no significant exploration success, the decline in gold prices and large land payments, Echo Bay decided to drop the property.

On the Windfall, Hamburg Ridge, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s.  He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of ‘invisible gold’ mineralized rock grading 0.368 oz/ton, was a Carlin-type sediment-hosted disseminated gold occurrence.  Wilson’s work emphasized the east side of Hamburg Ridge, the Windfall Trend, where he drilled, with conventional air rotary, holes F1 through F20, and Z-1 through Z-31, Z42, and ZA-1 on the current Windfall group.  He drilled holes Z32-41 on the Hoosac group.  The drill holes were generally from 50 to 250 feet deep.  Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 oz of gold/ton.  This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines.  Gold was extracted in a CN heap-leach operation from sanded and silicified dolomite and silicified shale.

No geologic maps exist from this period other than a few maps compiled from USGS work.  Although many drill hole location maps are archived in Century Gold files, the coordinates for many drill hole collars are not available, very few collars are visible in the field, and assay data from infill drilling is poorly documented.

Scoping Study

Staccato Gold retained SRK Consulting U.S. Inc. (SRK) to complete a preliminary economic scoping study of the Lookout Mountain project in 2007.  The study was not completed when it became evident that more technical data was needed to assess the economics of the project, and that SRK had issues with some of the methodology used in the earlier mineralization estimate.  Specifically, SRK identified that grade shells were not used appropriately to limit tons and grade estimation.  In addition, SRK is of the opinion that insufficient geological constraints were employed in the mineralization estimation which could lead to inflated numbers.  SRK also believes the density values used in the tonnage calculations were too high, and that in its opinion, additional density determinations are required to improve tonnage calculations in the Lookout Mountain mineralized material estimate.

Technical Work Program

In order to improve understanding of the technical aspects of the project, address the issues noted by SRK, and evaluate the potential of the South Eureka property, Staccato Gold initiated a comprehensive work program in June 2008. The program included geologic modeling that incorporated structural and stratigraphic controls to mineralization, additional density determinations, and new drilling and metallurgical test data.  Results of this work have been incorporated into TLR programs and have led to the resolution of the technical issues addressed by SRK. In 2009, SRK reassessed the property by developing a new mineralization model which never was published. Due to disagreements regarding geologic modeling with Staccato staff and technical parameters used in mineralization modeling, the program was terminated prior to the acquisition of Staccato in June of 2010.

The 2005-2007 core drilling program completed by Staccato Gold provided data to better define stratigraphy in the higher-grade breccia-hosted gold zones at the Lookout Mountain pit, and discovered new areas of mineralization.  The core drilling and drill hole relogging program demonstrated the stratabound nature of gold mineralization in thick zones of collapse breccia within carbonate rock flanking the Ratto Ridge structural zone.  Metallurgical and other technical characteristics of known mineralization at Lookout Mountain are currently being investigated.

The Company continues to work toward completion of a comprehensive technical work program at its South Eureka property.  A large part of the Lookout Mountain project and Windfall project areas have now been mapped and sampled, including a detailed program conducted over the main mineralization area.  The principle objectives of the mapping and sampling program are to characterize offsets along the main mineralized fault zones at Windfall and Lookout Mountain, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil anomalies.  The mapping program, combined with surface sampling and acquisition of historic data, has provided a clearer understanding of the structures along the Ratto Ridge and Windfall areas, as well as identified several significant new exploration target areas.

Over 400 drill holes have been re-logged along Ratto Ridge to ensure geologic consistency with surface mapping, and based on this work, new geologic cross sections and plans have been constructed for the entire Lookout Mountain deposit.  Geologic grade shells have also been built, and construction of a 3-D model of the geology, based on the results of historic drill re-logging and mapping efforts, is ongoing.  This new work has led to an updated mineralization estimate that resolves past technical issues, and provides Timberline with a plan for advancing the property into the scoping/pre-feasibility study phase following one more round of drilling.

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

Windfall

Staccato Gold initiated detailed mapping and sampling programs and completed a ten hole drill program totaling 8,030 feet at the Windfall Project in October 2009 on the South Eureka property.  The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralization area.  The Windfall project is one of several prospective gold projects on the Company’s extensive South Eureka property in Nevada.

Results from the surface mapping program, review of historic production and geologic maps, and drilling indicate that high grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The recent drill program tested approximately 3,600 feet of the Windfall fault zone with wide spaced drilling.  The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet based on historic data.

All holes in the 2009 exploration program encountered thick intercepts of low grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes drilled define the Windfall fault zone as a (150 to 200 foot) thick zone striking roughly north-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

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

Timberline continues to assess the potential of the prospective Windfall fault zone at depth and on strike along the regional trend, with additional surface mapping, sampling, geophysical surveys, and exploration drilling programs planned for the future, including a 6 hole program completed during the year ended September 30, 2011.

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

Other projects that comprise the extensive South Eureka property, including the Secret Canyon/Oswego, South Ratto and New York Canyon projects, and a large portion of the Hamburg Ridge project, are owned by Timberline subject to underlying royalty agreements.  The Company is in the process of consolidating the ownership of a portion of the Hoosac/North Amselco project that is currently held by another party.

South Eureka 2010-2011 Program

In 2010, Timberline commenced an aggressive $2,500,000 work program on the South Eureka property. The program objective was designed to obtain sufficient data to complete a NI 43-101 compliant technical report, conduct metallurgical studies and tests, and detail map the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets for testing in 2011.

The 2010-2011 program to achieve these corporate objectives included:

•

7,500 foot core drill program focused primarily on obtaining core for process metallurgical scoping studies;

•

30,000 foot Reverse Circulation (RC) drill program directed primarily at in-fill and mineralization definition drilling necessary to complete a NI 43-101 technical report for the Lookout Mountain Project by early March 2011;

•

Drill testing of high grade sulfide/refractory lenses within the oxide mineralization to better understand the controls and geometry of the sulfide mineralization;

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

The program was completed in 2011 with the completion of the May 2, 2011 report, entitled, Technical Report on the Lookout Mountain Projec, Eureka County, Nevada, USA, compliant with National Instrument 43-101 (“Technical Report”).  The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Technical Report details mineralization at the Lookout Mountain Project.

Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

The NI 43-101 compliant technical report was modeled and estimated by MDA by evaluating available drill data statistically, utilizing geologic interpretations provided by Timberline to interpret gold mineral domains on cross sections spaced at 50- to 100-foot intervals across the extents of the Lookout Mountain mineralization, rectifying the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization geostatistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

South Eureka 2011-2012 Program

As of September 30, 2011 Timberline has begun a follow up exploration drilling program totaling more than 45,000 feet to expand on the Lookout Mountain mineralization estimate and test additional mineralization at Windfall, and Hamburg Ridge.  Additional metallurgical work is being completed during this program and will enhance existing studies completed in 2010.  Timberline plans to continue to advance the Lookout Mountain project through additional exploration and infill drilling, as well as additional metallurgical work.  At Windfall, the Company will assess the results obtained during the 2011 exploration program by early 2012 and determine future exploration expenditures at that time.  The Company expects that total exploration expenditures on South Eureka during fiscal 2012 will be approximately $4 million.

ICBM Project

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

As of September 30, 2011, Timberline does not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

White Rock Project

In January 2011 the Company entered into a mining lease, with an option to purchase a 100% interest, for the White Rock property, which encompasses 2,060 acres in the northeastern portion of Elko County, Nevada.  The terms of the agreement to earn a 100% interest include a series of advance royalty payments, ranging from $20,000 to $50,000 annually, a 3% NSR, and an option to purchase all claims comprising the property for $100,000.

The White Rock property is an exploration project encompassing a large, low grade, structurally controlled sediment-hosted Carlin type gold system.  Historical exploration during the period from 1988 to 1994 validated widespread gold mineralization within the property.  The Company anticipates it will perform a work program on White Rock in the future that will include geologic mapping, rock chip geochemical sampling, geophysics and permitting in anticipation of a surface drilling program.  However, as of September 30, 2011, Timberline does not consider White Rock to be a material property and no material expenditures are planned at this time.

Toole Springs Project

In August 2011 the Company entered into a mining lease, with an option to purchase a 100% interest, for the Red Rock Project and Cedar Project, collectively referred to as the Toole Springs Project, which encompasses 4,020 acres along the Carlin Trend in Elko County, Nevada.  The terms of the agreement to earn a 100% interest include a series of advance royalty payments, ranging from $20,000 to $100,000 annually and a 3% NSR.

The Toole Springs Project represents an early stage gold exploration target. It is located in the Carlin Trend and is a pediment play (gravel covered).  The target is defined by projected favorable stratigraphy, structure, biogeochemical data and geophysics.  The Company anticipates undertaking a limited amount of exploration work on the Project in the future, including a surface drilling program.  However, as of September 30, 2011, Timberline does not consider Toole Springs to be a material property and no material expenditures are planned at this time.

Montana Gold Properties

Butte Highlands Gold Project

Butte Highlands Joint Venture Gold Project

Kalispell
Great Falls
Missoula
Helena
Butte
Bozeman
Billings
Underground Development
Surface Facility
Explanation
Timberline Holdings
Section Boundaries
N
0 0.3 0.6 1.2 1.8
Miles
Timberline
RESOURCES
Major Cities
Major Highways
0 50 100
Miles
Silver Bow County
Township 1 North, Range 7 West, Section 31, 32
Township 1 South, Range 7 West, Section 5, 6

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

In October 2008, the Company announced that it had agreed to form a 50/50 joint venture with Small Mine Development (“SMD”) at the Butte Highlands project. In July 2009, the Company finalized the joint venture agreement with Highland Mining, LLC (“Highland”) (an entity controlled by Ron Guill, a director of the Company, to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, Timberline will be carried to production by Highland, which will fund all mine development costs and began development in the summer of 2009. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.  Under the terms of the operating agreement, filed with this Annual Report as Exhibit 10.21, Highland will have preferential rights with respect to distributions until the investment by the Company is deemed equal to the investment by Highland.

BHJV has continued to move Butte Highlands closer to production during the year ended September 30, 2011.  After completion of the underground exploration ramp, BHJV undertook a 52,000 foot underground core drilling program.  The program was designed to collect definition drill data to facilitate, with Timberline’s assistance, a mine model for production planning purposes during the early years of the mine’s production life.  In addition, BHJV has continued to collect environmental baseline data as part of its application for an Operating Permit with the state of Montana to commence gold mining operations that was submitted during the year ended September 30, 2010.  Once the Operating Permit is approved by the state of Montana, Timberline expects BHJV to transition directly from exploration to gold mining operations.

Highland, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  The Company expects that the total costs incurred by Highland on the project to reach this milestone will be approximately $24 million.

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

(1)  Claims are owned 100% by Butte Highlands JV, LLC, in which Timberline Resources owns a 50% interest.

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

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey shale with higher-grade mineralization occurring within the sediments proximal to diorite sills and dikes.  Between 1988 and 1996, prior operators Placer Dome, Battle Mountain, ASARCO, and Orvana Minerals demonstrated the presence of a wide and continuous mineralized zone by drilling 46 core holes (36,835 feet) and 132 reverse-circulation holes (61,338 feet) within the district.  The vast majority of this drilling was conducted in the Nevin Hill area which is included in the Timberline property.  Best gold intercepts achieved at Butte Highlands include 49.8 feet of 0.651 ounces per ton (oz/t) and 11.5 feet of 1.996 oz/t from surface drilling.  From underground drilling, best gold intercepts include 33.6 feet of 1.65 oz/ton, 31.0 feet of 1.060 oz/t and 14.3 feet of 2.37 oz/ton.

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

A seven hole core drilling program was completed during the year ending September, 30 2010.  The program had two purposes; one was to infill and expand mineralization within the known area of mineralized material, and the second was to test potential for mineralization to the east, outside the area of known mineralization.  Three holes were drilled within the known extents of the mineralized area while four holes were drilled outside to the east of the known extents.  Two of the holes drilled interior to the known mineralized extents had significant intercepts in them.  Hole BHDDH10-02 had a 9.7 foot intercept grading 0.383 ounces per ton gold.  This intercept is generally carried by a 1.72 foot intercept grading 0.768 ounces per ton.  This drill hole had a couple additional shorter intercepts that with further exploration drilling may lead into additional ore zones.  The first one is a 3.3 foot gold intercept grading 0.113 ounces per ton and the second is a 2 foot gold intercept grading 0.269 ounces per ton.

Hole BHDDH10-07 had sixteen intercepts greater than 0.029 ounces per ton gold.  The overall intercept was 43.2 feet from 959.8 feet to 1003 feet at an average grade of .819 ounces per ton gold including one intercept from 971.9 feet to 974.1 feet of 2.2 feet grading 15.242 ounces per ton gold.  There are other intercepts in the drill hole but all are less than 0.1 ounces per ton gold.

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

During the year ended September 30, 2011, BHJV undertook a 52,000 foot underground definition drilling program.  This program was designed to collect definition drill data to facilitate a mine model for production planning purposes during the early years of the mine’s production life, and encountered several significant intercepts within the known mineralized extents, including 33.6 feet grading 1.65 ounces per ton gold, 51.8 feet grading 0.43 ounces per ton gold, 26.9 feet grading 0.32 ounces per ton gold and 14.3 feet grading 2.37 ounces per ton gold.

All above mentioned intercept values were calculated using a sample length, weighted average calculation or represent a single sample interval.  The following table represents intercepts of interest during Timberline Resources tenure on the project.  The true widths of the intervals’ lengths are estimated to be approximately 75-percent of the reported interval length.

Our President, Chief Executive Officer and Executive Chairman, Paul Dircksen, is a qualified person as defined by NI 43-101, and has reviewed and approved the technical contents of drilling results contained in the table below, including sampling, analytical and test data.  Field work was conducted under his supervision.  The Company’s sampling and analysis program included an industry standard QA/QC program.  After photographing, core logging and cutting the sample intervals in half, the samples were shipped to ALS Chemex Laboratories in Elko, Nevada for preparation.  The prepared pulps were then forwarded by ALS Chemex to their lab in Sparks, Nevada or their lab in

Vancouver, BC Canada for analysis.  The samples were analyzed for gold using a standard 30g fire assay with an AA finish.  Samples returning a gold value in excess of 10 ppm were re-analyzed using a 30g fire assay with a gravimetric finish.

Highlights from Timberline Resources Drilling

Drill Hole	From (ft)	To (ft)	Intercept length (ft)	Gold (oz/t)(1)
BHDDH08-01	1335.6	1337	1.4	0.27
BHDDH08-02	1171.4	1178.6	7.2	0.11
BHDDH08-02	1193.7	1196.3	2.6	0.11
BHDDH08-02	1326	1351	25	0.10
BHDDH08-02	1577.7	1578.5	0.8	0.14
BHDDH08-03	1207	1209	2.0	0.62
BHDDH08-03	1242	1279	37	0.21
including	1250	1260	10	0.30
including	1272.7	1279	6.3	0.41
BHDDH08-03	1294	1299	5.0	0.26
BHDDH08-03	1560.2	1569.2	9.0	0.41
BHDDH08-03	1580	1615	35	0.14
BHDDH09-01	1269.8	1270.6	0.8	0.11
BHDDH09-01	1401.1	1403.6	2.5	0.36
BHDDH09-04	1023.3	1027.3	4.0	0.10
BHDDH09-05	1182	1185.4	3.4	0.09
BHDDH09-05	1200.2	1208	7.8	0.11
BHDDH10-02	262.3	272	9.7	0.38
BHDDH10-02	300.1	303.4	3.3	0.11
BHDDH10-02	319.4	321.4	2.0	0.27
BHDDH10-03	938.5	939.9	1.4	0.19
BHDDH10-04	708.9	709.6	0.7	0.20
BHDDH10-07	959.8	1003	43.2	0.82
including	959.8	974.1	14.3	2.37
including	971.9	974.1	2.2	15.24
BHUG11-006	293.6	327.2	33.6	1.65
including	303.6	308.6	5.0	10.45
BHUG11-042	253.2	280.1	26.9	0.32
BHUG11-058	546.5	598.3	51.8	0.43
including	559.5	564.4	5.0	1.03

(1)

All values represent either a single interval or were composited using a weighted average based on sample interval length.

As of September 30, 2011, the Company has incurred exploration costs to date of approximately $1,600,000.  During the 2012 fiscal year, we do not plan to undertake any significant exploration work on the property.  The focus at Butte Highlands in fiscal 2012 will be the completion of the geologic model and mine planning, the completion of bulk sampling, and the commencement of mining operations by our joint venture partner, Highland, upon the receipt of the Hard Rock Operating Permit from the State of Montana.

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

Exploration work has been conducted in the project area for decades.  U.S. Borax conducted a program focusing on the nearby Military Gulch area during the 1980s.  Later, Silver Mountain Lead Mines, The Bunker Hill Company, and Hecla held the project area and also conducted significant exploration.  Timberline has obtained access to most of this data, which represents hundreds of thousands of dollars’ worth of work.  This data was reviewed and assembled to aid in the development of the 2005 exploration program.

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

In 2005 the Company signed a Mineral Lease Agreement with Snowshoe Mining Co. for additional ground adjacent to the Snowstorm project area.  The property subject to the Snowshoe Agreement includes the patented claims of Mineral Survey 2224, encompassing an area of approximately 76 acres, just west of the Snowstorm claims.  The Agreement calls for an initial payment of $8,000, with annual payments increasing to $15,000 by May 2009, and remaining at that level thereafter.  The Company will pay a 3-percent NSR royalty on any production from the Snowshoe property, and will perform a minimum of $10,000 worth of exploration work upon it annually.  The work may be performed on or for the benefit of the Snowshoe claims.  Hecla previously elected to include the Snowshoe claims within the area of interest, and will consequently receive a 1-percent NSR royalty on any production from the Snowshoe property.

As of September 30, 2011, Timberline does not consider the Snowstorm prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

As of September 30, 2011, Timberline does not consider the Spenser prospect to be a material property.  No future expenditures are planned on the prospect at this time.

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

As of September 30, 2011, Timberline does not consider any of the Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak or Copper Rock prospects to be material properties.  No future expenditures are planned on the prospects at this time.

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

We intend to focus on exploration and discovery of mineral resources.  If we are successful, the ore bodies discovered will be attractive to production companies, or we will potentially bring the ore bodies to production ourselves.  The mining industry is, like agriculture, a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If we are successful in finding an attractive ore body, be it gold, silver or copper, sufficient value will be created to reward the Company’s shareholders and allow for all production and reclamation expenses to be paid ourselves or by the actual producer to whom we convey, assign or joint venture the project.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Amex and is quoted under the trading symbol “TLR”.  On June 3, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “TBR”.  The high and low sale prices for our common stock as quoted on the NYSE Amex and the TSX-V were as follows:

	NYSE Amex (US$)		TSX-V (Cdn$)
Period(1)	High	Low	High	Low

2011
First Quarter	$1.32	$0.87	$1.30	$0.83
Second Quarter	$1.09	$0.74	$1.15	$0.71
Third Quarter	$0.99	$0.55	$0.94	$0.59
Fourth Quarter(3)	$0.74	$0.50	$0.70	$0.52

2010
First Quarter	$1.47	$0.81	-(2)	-(2)
Second Quarter(2)	$1.41	$0.89	$1.10	$0.90
Third Quarter	$1.25	$0.73	$1.45	$0.79
Fourth Quarter	$1.40	$0.78	$1.44	$0.85

2009
Fourth Quarter	$1.68	$0.67	-(2)	-(2)

(1) Quarters indicate calendar year quarters. (2) Our common stock began trading on the TSX-V on June 3, 2010 (3) Through December 12, 2011

On December 12, 2011, the closing sale price for our common stock was $0.64 on the NYSE Amex and $0.62 Cdn. on the TSX-V.

As of December 12, 2011, we had 61,189,417 shares of common stock issued and outstanding, held by approximately 750 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2011.

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

Equity Compensation Plans

The following summary information is presented as of September 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,412,333(1)	$1.01	1,216,365
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	6,412,333(1)	$1.01	1,216,365

(1)   See “Stock Incentive Plans”, above.

As to the options granted to date, there were 308,332 options exercised during the year ended September 30, 2011.  For the year ended September 30, 2010, 1,277,003 options were exercised.

Sale of Unregistered Securities

Not applicable.

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

Overview

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With the subsequent management appointments of John Swallow and Paul Dircksen, the addition of Randal Hardy, our acquisition of a drilling services company, the acquisition of Butte Highlands, and the acquisition of Staccato Gold Resources Ltd., we continue to advance our business plan.    Prior to our new business model, the addition of new management, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses.

During 2011, we re-focused our business model on exploration and development, with future revenues and cash flows, if any, to be derived from any future mineral production.  During the year, we actively sought a buyer for our drilling services subsidiary, Timberline Drilling, as we had determined that Timberline Drilling was a non-core business and that the market was right for achieving a sale of that subsidiary.

At our South Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, we followed up on 2010’s exploration and drilling program with a 2011 program that included an additional 45,000 foot drilling program designed to increase our estimated mineralized material and to provide more certainty regarding previous estimates.  We also began environmental baseline studies as part of early permitting-related activities.  We announced an updated gold mineralization estimate in March of 2011, and we expect to announce another update with increased mineralized material in the second quarter of fiscal year 2012.

Our Butte Highlands Joint Venture in Montana continued to make progress during the 2011 fiscal year.  The joint venture completed a significant underground definition drilling program and continued work on the permitting requirements and a final mining plan and model with the anticipated commencement of gold production in 2012.

Our drilling services subsidiary, Timberline Drilling, was very successful in the United States during fiscal 2011, however late in the year we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling.  Subsequent to our fiscal year end, the sale of Timberline Drilling was completed for a total realized value of approximately $14.5 million.

Mineral Exploration

In June, 2010, we acquired Staccato Gold Resources Ltd. and its South Eureka Property in the Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, and is one of the largest undeveloped exploration properties in Nevada, encompassing some 23 square miles.  Since our acquisition of the South Eureka Property, in fiscal 2011 we completed an aggressive work program, including more than 30,000 feet of surface drilling, and metallurgical bottle roll and column tests. The program objective was designed to obtain sufficient data to complete an updated mineralization estimate, and an updated NI 43-101 technical report was released by the Company in March 2011.  In addition, we completed detailed mapping of the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets for testing during the summer and fall of 2011.

As of September 30, 2011 we are in the process of completing a 45,000 foot reverse circulation drilling program at South Eureka, with two drill rigs operating on site.  The current program is designed to expand the size of the NI 43-101 compliant technical report, perform additional metallurgical testing and geologic mapping; perform environmental baseline studies, as well as hydrological characterization studies  All drilling is expected to be completed by November 30, 2011, and the Company expects to complete an updated NI 43-101 technical report in March 2012.

At Butte Highlands, our joint venture partner completed a 52,000 foot underground core drilling program during the year ended September 30, 2011.  The program was designed to collect definition drilling data to facilitate a mine model for production planning purposes during the initial period of mine production.  Timberline is being carried to production and is a 50% joint venture partner in the Butte Highlands Joint Venture.

The joint venture also continued to collect environmental baseline data as part of its application for an Operating Permit for the project from the state of Montana.  The required application has been submitted for an Operating Permit at Butte Highlands, and work is continuing on the other associated permits required for the operation.  No material permitting obstacles are expected as the project advances toward targeted production.  Surface facilities and infrastructure required for development and production are already in place under the Company’s exploration permit which has been in place since August 2009.

Timberline’s Butte Highlands Joint Venture is the first example of the Company’s strategy to enter into creative structures that move production responsibility to other parties while allowing exposure to gold production, where financing has been provided by a third party with proven expertise in underground mine development and operation.  This has been achieved with no dilution to Timberline shareholders.  As noted, all expenditures relating to the development of the projected underground mine are being paid by Timberline’s joint venture partner, with a total expected development budget of USD $24 million.

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

Results of Operations for Years Ended September 30, 2011 and 2010

Consolidated Results

($US)	Year Ended September 30,
	2011	2010
Consolidated net loss from continuing operations	$(6,835,866)	$(5,843,114)
Income from discontinued operations, net of tax	4,506,356	92,286
Consolidated net loss	$(2,329,510)	$(5,750,828)

Our overall consolidated net loss for the year decreased in comparison to the prior year primarily as a result of a greater than $4 million improvement in net income from our discontinued operations (Timberline Drilling) and a reduction in salaries, benefits and professional expenses, offset by a slightly greater than $2 million increase in mineral exploration expenses by the Company.  These exploration expenses were largely incurred at our South Eureka Property.

Timberline Corporate and Exploration Division

($US)	Year Ended September 30,
	2011	2010
Exploration expenses:
Butte Highlands	$ 36,374	$ 590,555
South Eureka/Lookout Mountain	3,699,069	1,156,137
Other exploration properties	632,418	474,570
Total exploration expenditures	4,367,861	2,221,262
Non-cash expenses:
Stock option and stock issuance expense	901,246	1,468,074
Depreciation, amortization and accretion	29,248	59,861
Total non-cash expenses	930,494	1,527,935
Salaries and benefits	560,148	448,380
Professional fees expense	306,289	927,535
Other general and administrative expenses	1,009,243	762,828
Interest expense	527,272	556,625
Interest and other income	(13,319)	(193,420)
Income tax benefit	(852,122)	(408,031)
Net loss – Timberline Corporate and Exploration	$ (6,835,866)	$ (5,843,114)

The increase in the after tax net loss for Timberline Corporate and the Exploration division for the year ended September 30, 2011 as compared to the previous year’s after tax net loss is primarily a result of increased expenditures on mineral exploration at our South Eureka/Lookout Mountain property and higher general and administrative expenses, offset by reduced non-cash expenses and lower professional fees expenses.  The income tax benefit during the years ended September 30, 2011 and 2010 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Exploration expenses increased significantly from the previous year as a result of exploration drilling undertaken in 2011 at our South Eureka/Lookout Mountain property.  Non-cash expenses decreased significantly in 2011 compared to the prior year as a result of a reduced value of stock options vesting during the current year.  Other general and administrative expenses increased in 2011 primarily due to increased investor relations activities, a revamping of the Company’s marketing information, corporate logo, and website, and the initiation of payment of cash compensation to members of the Company’s Board of Directors.

Discontinued Operations – Timberline Drilling & WWE

In September 2011, the Company announced that it had entered into a non-binding letter of intent to sell its wholly owned Timberline Drilling subsidiary.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented.

During the year ended September 30, 2011 Timberline Drilling had record net income, primarily attributable to the addition of new customers during the year and an increase in the number of drill rigs working for Timberline Drilling’s largest customer.  Average daily production rates from operating drills and higher revenues per foot drilled contributed to the increase in net income from the previous year, offset in part by preparation costs associated with the deployment of surface drilling rigs to new customer locations and higher maintenance costs.

During the year ended September 30, 2011 Timberline Drilling provided $1 million in cash to Timberline Resources in order to fund exploration expenses of the Company.  Subsequent to September 30, 2011 but prior to the filing of this report, the Company completed its sale of Timberline Drilling for total consideration of approximately $14.5 million, including the receipt of $8 million in cash and an additional $2 million in cash from Timberline Drilling’s working capital immediately prior to closing.  During the year ended September 30, 2010 Timberline Drilling provided $319,700 in cash to Timberline Resources in order to fund exploration expenses of the Company.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, WWE.  WWE’s drill rigs and related assets were moved back to the U.S. where they were available for use by Timberline Drilling.

The following table details selected financial information included in the income from discontinued operations in the Company’s consolidated statement of operations for the years ended September 30, 2011 and 2010.

($US)	Year Ended September 30,
	2011	2010
Revenues	$30,908,082	$22,711,607
Cost of revenues	(23,629,156)	(19,211,669)
Operating expenses	(2,672,150)	(2,973,805)
Provision for closed operations	-	(468,598)
Foreign exchange gain (loss)	-	142,654
Interest income	186	5,406
Interest expense	(104,050)	(125,321)
Other income	3,444	12,012
Income from discontinued operations, net of tax	$4,506,356	$92,286

The consolidated balance sheet of the Company has assets and liabilities of discontinued operations held for sale which were comprised of the following items at September 30, 2011 and 2010:

	Year ended September 30,
	2011	2010
Cash and cash equivalents	$2,812,053	$-
Accounts receivable	2,016,998	-
Materials and supplies inventory	1,647,926	228,641
Prepaid expenses and other current assets	168,382	90,650
Total current assets held for sale	$6,645,359	$319,291

Property and equipment, net	$5,931,544	$-
Goodwill	2,808,524	-
Total non-current assets held for sale	$8,740,068	$-

Accounts payable	$1,430,743	$-
Accrued expenses	185,474	-
Accrued payroll, benefits and taxes	748,682	-
Current portion of long-term debt	285,895	-
Current portion of obligations under capital leases	126,203	-
Deferred revenue	78,970	-
Total current liabilities held for sale	$2,855,967	$-

Long-term debt, net of current portion	$395,898	$-
Obligations under capital leases, net of current portion	220,705	-
Total non-current liabilities held for sale	$616,603	$-

Financial Condition and Liquidity

At September 30, 2011, we had assets of $31,977,566 consisting of cash in the amount of $1,827,896; restricted cash of $438,336; current assets held for sale in the amount of $6,645,359, which included $2,812,053 of cash and $2,016,998 of accounts receivable; property, mineral rights, and equipment, net of depreciation of $12,619,092; non-current assets held for sale in the amount of $8,740,068; and other assets of $1,706,815.

At September 30, 2011 our working capital balance was $255,731, compared to working capital of $2,826,737 at September 30, 2010.  Management expects to maintain or increase the amount of working capital by closing the sale of Timberline Drilling (as discussed more fully below), monitoring discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through equity investments.  We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

During the year ended September 30, 2011, we entered into a non-binding letter of intent to sell our Timberline Drilling subsidiary.  Subsequent to September 30, 2011 but prior to the filing of this report, the sale of Timberline Drilling was completed in exchange for $8 million in cash, an additional $2 million in cash from the existing working capital of Timberline Drilling, a promissory note in the principal amount of $1.35 million with an interest rate of 10% per annum, the assumption by the purchaser of approximately $1 million of certain indebtedness of Timberline Drilling, and the provision of future discounted drilling services, or cash, to the Company up to a total value of $1,100,000 over a 5-year period.  The total amount of consideration to be received by the Company is also subject to adjustment based upon the working capital of Timberline Drilling as of the closing date of the sale.  The Company anticipates this adjustment will result in additional consideration to be received in excess of $1 million.

In conjunction with the sale of Timberline Drilling subsequent to September 30, 2011, the Company repaid its $5,000,000 convertible term note payable to Juniper Resources, LLC, an entity controlled by Ron Guill, a director of the Company.  As a result, as of the date of filing of this report, the Company has no outstanding debt and a balance of cash on hand of approximately $5.4 million, with a working capital balance of approximately $6.4 million.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican contract core drilling subsidiary, World Wide Exploration.  For additional information regarding the operating, investing and financing cash flows associated with our discontinued operations, please refer to Note 15 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The closure of our Mexican operations is not expected to have a material impact on the Company’s cash flows in future periods.

As a result of our current cash balance, the proceeds from the sale of our Timberline Drilling subsidiary subsequent to our fiscal year end, and our ability to curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to undertake further property acquisitions or expand its currently planned exploration programs.

Financing activities

In February 2011, the Company initiated a registered direct offering of the Company’s common stock to institutional investors in the United States.  The Company entered into securities purchase agreements to sell 5,263,158 shares of common stock at a price of $0.95 per share for gross proceeds of $5,000,000, and the offering closed in March 2011.  The Company incurred $431,013 in expenses with respect to the offering, resulting in net proceeds of $4,568,987.  Proceeds from the offering were used to fund ongoing exploration activities at our Lookout Mountain Project, as well as for general working capital.

In November 2009, the Company initiated a private placement of the Company’s restricted common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units for a total of $3,000,000. The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010 and thereafter at an exercise price of $1.75 per share until November 15, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400; with the private placement closing on November 23, 2009.  Proceeds from the private placement were used for general working capital and to evaluate merger and acquisition opportunities in mining services and exploration.  Subsequent to September 30, 2011 but prior to the filing of this report, all of the Class A Warrants expired without exercise.

In October 2009, warrants to purchase 1,085,944 common shares of the Company were exercised by warrant holders at a price of $0.50 per common share, for aggregate total proceeds of $542,972.  Proceeds from the warrant exercises were used for general working capital and to evaluate merger and acquisition opportunities in mining services and exploration.

On October 31, 2008 the Company entered into a convertible note with Small Mine Development (“SMD”), a company owned by Ron Guill, a director of the Company.  The convertible note has a principal amount of $5 million and is collateralized with all of the stock of Timberline Drilling, Inc., as well as a Deed of Trust covering the Company’s Butte Highlands property in Silver Bow County, Montana (the “Butte Highlands Property”) and a right of first refusal over the Company’s Butte Highlands property (the “Right of First Refusal”).

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

Effective December 31, 2010 SMD assigned the convertible note and all related agreements and rights to Juniper Resources, LLC, an entity also controlled by Ron Guill.

Subsequent to September 30, 2011 but prior to filing this report, the Company repaid the entire balance of the convertible note and accrued interest as of the date of repayment and cancelled all of the related agreements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses.  We believe that our most critical accounting estimates are related to asset impairments and asset retirement obligations.

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

Asset Retirement Obligations

The Company has an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expects to incur in association with our South Eureka Property.  The Company estimated applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

Recently Issued Accounting Standards

In June 2009, the ASC guidance for consolidation accounting was updated to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company adopted this updated guidance in fiscal year 2011with no material impact on the consolidated financial statements.

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

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Management does not believe ASU 2011-05 will have a material effect on the Company’s consolidated financial statements.

In September 2011, the ASC guidance for testing of goodwill for impairment was updated to allow for the option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary.  This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  However, earlier adoption of the guidance is allowed.  The Company adopted this guidance for assessment of goodwill impairment as of September 30, 2011 without a material effect on the consolidated financial statements.

Contractual Obligations

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $64,920 in the fiscal year ending September 30, 2011. The current leases call for the following fiscal year payments:  $58,800 (2012), and $44,000 (2013).

_______________________________________________________________________________________

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

September 30, 2011 and 2010

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Registered Public Accounting Firm

37

Consolidated balance sheets

38

Consolidated statements of operations and comprehensive income (loss)

39

Consolidated statements of changes in stockholders’ equity

40-41

Consolidated statements of cash flows

42-43

Notes to consolidated financial statements

44-63

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Timberline Resources Corporation:

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation ("the Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Resources Corporation as of September 30, 2011 and 2010, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
December 5, 2011

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,827,896	$4,638,674
Assets held for sale - current	6,645,359	319,291
Prepaid expenses and other current assets	358,962	394,557
Current portion of deferred financing cost with related party, net	15,909	27,273
Accounts receivable	-	908,358
Materials and supplies inventory	-	1,238,369
TOTAL CURRENT ASSETS	8,848,126	7,526,522

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Mineral rights	12,458,342	12,412,431
Property and equipment, net	160,750	6,849,079
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	12,619,092	19,261,510

OTHER ASSETS:
Assets held for sale – non current	8,740,068	-
Investment in joint venture	642,450	621,000
Restricted cash	438,336	379,952
Deposits and other assets	153,094	148,512
Available-for-sale equity security (cost-$50,000)	536,400	506,600
Deferred financing cost with related party, net of current portion	-	15,909
Goodwill	-	2,808,524
TOTAL OTHER ASSETS	10,510,348	4,480,497
TOTAL ASSETS	$31,977,566	$31,268,529

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible note payable to related party	$5,000,000	$-
Liabilities held for sale – current	2,855,967	-
Accounts payable	419,524	2,505,617
Accrued expenses	233,417	550,565
Accrued payroll, benefits and taxes	41,820	674,106
Accrued interest on convertible note payable to related party	41,667	41,667
Current portion of long term debt	-	444,884
Current portion of obligations under capital leases	-	287,946
Customer advances	-	150,000
Deferred revenue	-	45,000
TOTAL CURRENT LIABILITIES	8,592,395	4,699,785

LONG-TERM LIABILITIES:
Liabilities held for sale – non current	616,603	-
Asset retirement obligation	114,125	259,467
Deferred income taxes	-	852,122
Long term debt, net of current portion	-	680,969
Obligations under capital leases, net of current portion	-	341,316
Convertible note payable to related party	-	5,000,000
TOTAL LONG-TERM LIABILITIES	730,728	7,133,874

COMMITMENTS AND CONTINGENCIES (NOTE 16)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 61,189,417 and 55,649,064 shares issued
and outstanding, respectively	61,189	55,649
Additional paid-in capital	55,317,568	49,803,825
Accumulated deficit	(33,210,714)	(30,881,204)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	486,400	456,600
TOTAL STOCKHOLDERS' EQUITY	22,654,443	19,434,870
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,977,566	$31,268,529

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Year Ended
	September 30,
	2011	2010

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Mineral exploration expenses	4,367,861	2,221,262
Salaries and benefits	1,075,044	1,340,460
Professional fees expense	306,289	927,535
Insurance expense	89,849	61,181
Other general and administrative expenses	1,334,992	1,337,502
TOTAL OPERATING EXPENSES	7,174,035	5,887,940

LOSS FROM OPERATIONS	(7,174,035)	(5,887,940)

OTHER INCOME (EXPENSE):
Other income	-	181,977
Foreign exchange gain (loss)	5,774	(4,073)
Related party interest income	-	2,467
Interest income	7,545	13,049
Related party interest expense	(527,272)	(556,625)
TOTAL OTHER INCOME (EXPENSE)	(513,953)	(363,205)

NET LOSS BEFORE INCOME TAXES	(7,687,988)	(6,251,145)

INCOME TAX BENEFIT	852,122	408,031

NET LOSS FROM CONTINUING OPERATIONS	(6,835,866)	(5,843,114)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	4,506,356	92,286

NET LOSS	(2,329,510)	(5,750,828)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity security	29,800	456,600
COMPREHENSIVE LOSS	$(2,299,710)	$(5,294,228)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.12)	$(0.13)
DISCONTINUED OPERATIONS	0.08	nil
NET LOSS	$(0.04)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	58,898,465	45,153,565

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2010	55,649,064	$55,649	$49,803,825	$(30,881,204)	$456,600	$19,434,870

Common stock issued for options exercised	240,895	241	48,809	-	-	49,050

Common stock issued for cash at $0.95 per
share, net of offering costs	5,263,158	5,263	4,563,724	-	-	4,568,987

Common stock bonuses to employees	36,300	36	39,168	-	-	39,204

Vested portion of stock options granted	-	-	862,042	-	-	862,042

Unrealized gain on available for sale equity
security	-	-	-	-	29,800	29,800

Net loss	-	-	-	(2,329,510)	-	(2,329,510)

Balance, September 30, 2011	61,189,417	$61,189	$55,317,568	$(33,210,714)	$486,400	$22,654,443

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,329,510)	$(5,750,828)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,691,381	1,504,057
Loss (gain) on disposal of equipment	(2,806)	215,873
Stock based compensation	901,246	1,468,074
Accretion of asset retirement obligation	(5,253)	9,378
Amortization of deferred financing cost with related party	27,273	6,818
Deferred income taxes	(852,122)	(408,031)
Loss on disposal of current assets held for sale	10,455	-
Impairment of property and equipment	-	132,993
Impairment of mineral rights	-	35,000
Other non-cash compensation	-	33,845
Inventory writedown	-	289,942
Changes in assets and liabilities:
Accounts receivable	(1,108,640)	514,593
Materials and supplies inventory	(282,871)	(668,524)
Prepaid expenses and other current assets, deposits and other assets	(111,719)	144,937
Accounts payable	(664,920)	1,282,716
Accrued expenses	(122,102)	(262,853)
Accrued payroll, benefits and taxes	116,395	(47,691)
Deferred revenue	33,970	45,000
Accrued interest on convertible note payable to related party, due at maturity	-	(436,249)
Net cash used by operating activities	(2,699,223)	(1,890,950)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(926,006)	(1,025,856)
Change in restricted cash	(58,384)	(283,007)
Proceeds from sale of equipment	35,816	26,805
Purchase of mineral rights	(186,000)	(67,000)
Proceeds from sale of assets held for sale	156,500	-
Contribution to investment in joint venture	(21,450)	-
Net cash acquired in acquisition of Staccato Gold Resources Ltd.	-	4,421,033
Note receivable from related party	-	(100,000)
Repayment of note receivable from related party	-	100,000
Net cash provided (used) by investing activities	(999,524)	3,071,975

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuances of stock, net of stock offering costs	4,568,987	-
Proceeds from exercise of options	49,050	442,941
Payments on long term debt	(485,660)	(223,441)
Payments on capital leases	(282,355)	(431,769)
Payments on customer advances	(150,000)	(600,000)
Proceeds from issuances of stock and warrants, net of stock offering costs	-	2,807,162
Proceeds from exercise of warrants	-	542,972
Deferred financing costs paid to related party	-	(50,000)
Net cash provided by financing activities	3,700,022	2,487,865

Net increase in cash and cash equivalents	1,275	3,668,890

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS
HELD FOR SALE	(2,812,053)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,638,674	969,784
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,827,896	$4,638,674

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	September 30,
	2011	2010

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid in cash	$633,461	$1,577,292

NON-CASH FINANCING AND INVESTING ACTIVITIES

Long term debt issued for property and equipment purchase	$41,600	$952,336
Non-current assets held for sale	8,740,068	-
Non-current liabilities held for sale	616,603	-
Fair value of common stock, warrants and options issued in connection with an acquisition (see Note 7)	-	15,398,164
Capital lease for equipment purchase	-	489,579
Warrants issued to brokers acting as agents for a private placement	-	129,517
Other current asset exchanged for equipment	-	100,000
Long term debt refinancing	-	128,263

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.

In 2006, the Company acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).  In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  Timberline Drilling provides drilling services to the mining and mineral exploration industries in the United States.

In June 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian (British Columbia) corporation, engaged in the exploration for precious metal deposits and advancing them to production (see Note 7).

In September 2011, the Company announced it had signed a non-binding letter of intent to sell Timberline Drilling. Subsequent to September 30, 2011 the sale of Timberline Drilling was completed (see Notes 15 and 17).

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

d.

Fair Value of Financial Instruments – The Company’s financial instruments include cash, restricted cash, accounts receivable, investments,  and accounts payable. The carrying value of restricted cash, notes payable, capital leases, customer advances, and convertible note payable to related party approximate fair value based on the contractual terms of those instruments.

e.

Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to an unlimited and $250,000 amount for non-interest bearing and interest bearing accounts, respectively, at each financial institution.

f.

Restricted Cash – Restricted cash represents funds restricted as collateral for bonds held for exploration permits.

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

SEPTEMBER 30, 2011

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

l.

Property and Equipment –- Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

m.

Assets Held under Capital Leases – Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

n.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – The Company reviews the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairments were recorded at September 30, 2011.  At September 30, 2010, it was determined that our East Camp Douglas property was fully impaired and $35,000 in carrying value was written off to mineral exploration expenses during the year ended September 30, 2010.  The Company also recognized an impairment of $132,993 in certain equipment associated with our discontinued operations at September 30, 2010.

o.

Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain exploration project (see Note 11).

p.

Provision for Income Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against the deferred tax asset if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 12).

q.

Translation of Foreign Currencies – All amounts are presented in US dollars, and the US dollar is the functional currency of the Company and its foreign subsidiaries. The Company’s discontinued operations in Mexico are translated at average rates of exchange for the year. The assets and liabilities of the Mexican operation are translated at the exchange rate in effect at the balance sheet date. Foreign translation and transaction gains of zero and $142,654 for the years ended September 30, 2011 and 2010, respectively, have been included in the current period net loss as a component of income (loss) from discontinued operations.  The Company also has a Canadian subsidiary that was acquired in June 2010 (see Note 7).  The operations of the Canadian subsidiary are translated at average rates of exchange for the year. The assets and liabilities of the Canadian subsidiary are translated at the exchange rate in effect at the balance sheet date. Foreign translation and transaction gains (losses) from continuing operations of $5,774 and $(4,073) for the years ended September 30, 2011 and 2010, respectively, have been included in the current period net loss as a component of other expense.

r.

Stock-based Compensation – The Company estimates the fair value of its stock based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.  The value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

s.

Goodwill – Goodwill relates to the acquisition of Timberline Drilling.  At least annually, goodwill is tested for impairment by applying a fair value based test.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted expected cash flow analysis is used to determine fair value.  There was no impairment loss revealed by this test as of September 30, 2011 or 2010. At September 30, 2011, goodwill is included in the balance of non-current assets held for sale, as Timberline Drilling is considered a discontinued operation (see Note 15).

t.

Net Loss per Share – Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2011 and 2010 is as follows:

	2011	2010
Stock options	6,412,333	6,203,641
Warrants	1,697,938	8,050,375
Convertible debt	3,333,333	3,333,333
Total potential dilution	11,443,604	17,587,349

At September 30, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

v.

Discontinued Operations – A discontinued operation is a component of the Company that either has been disposed of, or is classified as held for sale, and represents a separate major line of business or geographical area of operations or is part of a single coordinated plan to dispose of a separate major line of business or geographical area of operations. Results from discontinued operations that are clearly identifiable as part of the component disposed of and that will not be recognized subsequent to the disposal are presented separately as a single amount in the consolidated statement of operations and comprehensive income (loss). Results from discontinued operations are reclassified for prior periods presented in the financial statements so that the results from discontinued operations relate to all operations that have been discontinued as of the balance sheet date for the latest period presented.

w.

New Accounting Pronouncements – In June 2009, the ASC guidance for consolidation accounting was updated to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. The Company adopted this guidance in fiscal year 2011 without a material effect on the consolidated financial statements.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Management does not believe ASU 2011-05 will have a material effect on the Company’s consolidated financial statements.

In September 2011, the ASC guidance for testing of goodwill for impairment was updated to allow for the option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary.  This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Management does not believe adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

x.

Reclassifications – Certain reclassifications have been made to the 2010 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and 2010, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2011	2010	Input Hierarchy Level
Assets:
Cash and cash equivalents	$1,827,896	$4,638,674	Level 1
Restricted cash	438,336	379,952	Level 1
Available-for-sale equity security	536,400	506,600	Level 2

NOTE 4 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights and equipment and accumulated depreciation at September 30, 2011 and 2010:

	Expected
	Useful Lives (years)	2011	2010

Mineral rights	-	12,458,342	12,412,431
Equipment and vehicles	2-5	$185,692	$10,307,144
Office equipment and furniture	3-7	70,150	236,688
Land	-	51,477	114,188
Building and leasehold improvements	5-15	-	349,813
Total property, mineral rights and equipment		12,765,661	23,420,264
Less accumulated depreciation		(146,569)	(4,158,754)
Property, mineral rights and equipment, net		$12,619,092	$19,261,510

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT, (continued):

Property and equipment includes assets (primarily core drills and related equipment) held under capital leases of zero and $1,612,443 at September 30, 2011 and 2010, respectively. Related amortization of assets held under capital leases included in accumulated depreciation was zero and $422,813 at September 30, 2011 and 2010, respectively.

Depreciation expense from continuing operations for the years ended September 30, 2011 and 2010 was $35,876 and $50,483, respectively.

During the year ended September 30, 2010, the Company acquired $100,000 in equipment and vehicles in exchange for other current assets.

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, the Company entered into a joint venture operating agreement (the “Agreement”) with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project, carried on its balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, the Company holds a 50% interest in BHJV.  Under terms of the agreement, the Company’s interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.  During the year ended September 30, 2011 the Company’s investment in joint venture was increased by $21,450 due to the release by the State of Montana of reclamation bonds that were in place prior to the creation of BHJV.  Under the Agreement, these funds were contributed to BHJV upon their release.

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

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

	Year Ended September 30,
	2011	2010
Cost	$ 50,000	$ 50,000
Unrealized Gain	486,400	456,600
Fair Value	$ 536,400	$ 506,600

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of September 30, 2011 and 2010, which was $0.18 and $0.17 per share, respectively.

RWMC is also a related party to the Company (see Note 10).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 7 – ACQUISITION OF STACCATO GOLD RESOURCES LTD.:

During the year ended September 30, 2010, the Company completed its acquisition of all of the issued and outstanding common shares of Staccato Gold Resources Ltd. (“Staccato”), by way of a court approved Plan of Arrangement under the Business Corporations Act (British Columbia) in accordance with the terms of an Arrangement Agreement, by and between the Company and Staccato.  The acquisition was also approved by the Timberline stockholders and Staccato’s securityholders.  Staccato was a publicly held Canadian (British Columbia) corporation engaged in the exploration of precious metals properties in Nevada.  Timberline acquired Staccato in order to further the exploration and development of mineral properties owned or leased by Staccato, as well as to increase the working capital of the Company.

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

Timberline’s common stock issued as consideration was valued based upon the closing price of $1.01 per share of our common stock on the NYSE Amex on June 2, 2010.  The warrants and options that were issued as consideration were valued on that date using the Black-Scholes pricing model, based upon the following principal assumptions:

	Warrants	Options
Risk-free interest rate	0.38%	0.22% - 1.30%
Dividend yield	N/A	N/A
Volatility factor	106.1%	57.7% - 121.6%
Remaining to expiry date – warrants (weighted average)	1.13 years
Expected term - options		0.60 – 2.90 years

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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
$15,435,199

The consolidated statement of operations of the Company for the years ended September 30, 2011 and 2010 includes expenses incurred by Staccato of $3,023,534 and $1,277,744, respectively, and no revenue since the acquisition date.

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the Staccato acquisition had occurred at the beginning of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results. The amounts presented for the year ended September 30, 2011 represent the actual results for the period.  The unaudited pro forma loss from operations, net loss and net loss per share available to common stockholders, basic and diluted, for the year ended September 30, 2010 includes non-recurring severance and professional expenses incurred by Staccato in the amount of $1,622,248.

	Year ended September 30,
	2011	2010
Revenues	$-	$-
Loss from operations	(7,174,035)	(8,574,910)
Net loss from continuing operations	(6,835,866)	(8,885,751)
Net loss per share from continuing operations available to common stockholders, basic and diluted	(0.12)	(0.16)

NOTE 8 – CUSTOMER ADVANCES:

During the year ended September 30, 2009, Newmont USA Limited (“Newmont”) provided an advance payment for drilling services of $1,000,000 to the Company and extended its contract with the Company through February 2011.  The advance was repaid by twenty monthly payments of $50,000 beginning May 15, 2009 and ending December 15, 2010.  The advance was provided pursuant to a contract change order which did not contain any provisions for interest or prepayment penalties, nor any specified right of offset.  As of September 30, 2011 and 2010, customer advances were zero and $150,000, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 9 – LONG TERM DEBT:

Long term debt at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Notes payable to various lenders for vehicles and equipment, in monthly payments totaling $26,098 per month, at rates ranging from 0.0% to 10.0% with a weighted average interest rate of approximately 6.5%. The notes are collateralized by vehicles, equipment, and accounts receivable.	$-	$1,125,853
Less current portion	-	(444,884)
	$-	$680,969

NOTE 10 – RELATED PARTY TRANSACTIONS:

a.

Juniper Resources, LLC

Information regarding related party notes payable is as follows at September 30, 2011 and 2010:

	2011	2010

Juniper Resources, LLC	$5,000,000	$5,000,000
Accrued interest on note payable to Juniper Resources, LLC	$41,667	$41,667
Related party interest expense	$527,272	$556,625

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS, (continued):

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

Subsequent to September 30, 2011, in conjunction with the Company’s sale of Timberline Drilling, Inc., the Convertible Term Note and all accrued interest was repaid in full (see Note 17).

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

At September 30, 2011 and 2010, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $97,626 and $30,571, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at September 30, 2011 and 2010.

During the years ended September 30, 2011 and 2010, Timberline Drilling, our wholly owned subsidiary, provided $1,840,333 and $106,763, respectively, in core drilling services to BHJV at the Butte Highlands Gold Project.

c.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 13% and 18% of the issued and outstanding stock of RWMC as of September 30, 2011 and 2010, respectively.

In May 2010, the Company entered into an agreement with RWMC to provide bridge loan financing.  An unsecured loan for $100,000 was made by the Company to RWMC, with an annual interest rate of 12%, due August 31, 2010.  In July 2010 the entire loan balance was repaid, along with $2,467 of interest accrued up to the date of repayment, and the loan agreement was cancelled.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS, (continued):

d.

Sale of Timberline Drilling, Inc.

In September 2011, the Company announced that it had entered into a non-binding letter of intent to sell its wholly owned subsidiary, Timberline Drilling, Inc., to a private company formed by a group of investors, including the senior management team of Timberline Drilling, Inc.  No management or directors of the Company are affiliated with the buyer.  Subsequent to September 30, 2011, the sale of Timberline Drilling, Inc. was completed (see Note 17).

NOTE 11 – ASSET RETIREMENT OBLIGATION:

During the year ended September 30, 2011, the Company established an asset retirement obligation (“ARO”) in the amount of $110,000 for its exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in the Company’s permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time it incurred the obligation, which is estimated at 10 years.

The Company also had an ARO associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.  During the year ended September 30, 2011, the Company’s exploration permit was transferred to BHJV as the operator of the Butte Highlands Gold Project, thus relieving the Company of its reclamation and remediation obligations.  Therefore, the ARO of $250,089 and the related asset, along with accumulated accretion expense of $12,504 associated with the Butte Highlands exploration program, were removed from the Company’s financial statements during the year ended September 30, 2011.

The following table summarizes activity in the Company’s ARO:

	Year ended September 30,
	2011	2010
Beginning balance	$259,467	$-
Obligations incurred	110,000	250,089
Obligations released	(250,089)
Revision of previous accretion expense	(12,504)	-
Accretion expense	7,251	9,378
Ending balance	$114,125	$259,467

NOTE 12 – INCOME TAXES:

Significant components of income tax benefit for the years ended September 30, 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$-	$-
State	-	-
Discontinued operations	-	-
Total current income tax benefit	-	-

Deferred:
Federal	852,122	408,031
Foreign	-	-
Total deferred income tax benefit	852,122	408,031
Total income tax benefit	$852,122	$408,031

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 12 – INCOME TAXES, (continued):

The components of the Company’s deferred taxes are as follows:

	2011	2010
Net deferred tax asset:
Exploration costs	$1,098,000	$860,000
Property, mineral rights and equipment	(348,000)	(275,000)
Intangible expenses	(262,000)	(167,000)
Foreign intangible expenses	(371,000)	(230,000)
Share based compensation	2,136,000	1,787,000
Foreign income tax credit carryforwards	443,000	443,000
Federal net operating losses	8,175,000	8,920,000
Foreign net operating losses	2,019,000	1,878,000
Total net deferred tax asset	12,890,000	13,216,000
Valuation allowance	(12,890,000)	(13,216,000)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax asset (liability):
Property, mineral rights and equipment	$(3,755,000)	$(3,684,122)
Exploration costs	1,844,000	396,000
Federal net operating losses	2,377,000	2,436,000
Total deferred tax asset (liability)	466,000	(852,122)
Valuation allowance	(466,000)	-
Deferred tax asset (liability)	$-	$(852,122)

The federal income taxes of the Company’s wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s Canadian subsidiary, Staccato Gold Resources Ltd.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2011 and 2010.

Net loss before income taxes for the years ended September 30, 2011 and 2010 are as follows:

	2011	2010

Continuing operations	$(7,687,988)	$(6,251,145)
Discontinued operations	4,506,356	92,286
	$(3,181,632)	$(6,158,859)

	2011	2010

Statutory Federal income tax rate	34%	34%

Expected income tax benefit based on statutory rate	$(1,082,000)	$(2,094,000)
Permanent differences	40,878	(116,031)
Effect of state taxes	49,000	(342,000)
Non-recognition due to increase (decrease) in valuation allowance	140,000	2,144,000
Total income tax benefit	$(852,122)	$(408,031)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 12 – INCOME TAXES, (continued):

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of September 30, 2011 or 2010. Therefore, we do not have an accrual for uncertain tax positions as of September 30, 2011 or 2010.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2008 through 2011 remain subject to examination by state and federal tax authorities.

At September 30, 2011, the Company has federal net operating loss carryforwards of approximately $26,300,000 which will expire in fiscal years ending September 30, 2017 through September 30, 2031. Approximately $19,940,000 of state net operating loss carryforwards will expire in fiscal years ending September 30, 2012 through September 30, 2031.

At September 30, 2011 the Company had $443,000 of foreign tax credit carryforwards which expire in 2012 and 2013.  The Company also has approximately $6,500,000 in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2026 through September 30, 2031.

For the year ended September 30, 2010, the acquisition of Staccato Gold Resources Ltd. had a significant impact on our deferred tax position.  The acquisition added a net deferred tax liability of $852,122 related to the purchase accounting.  The entire balance of the deferred tax liability has been eliminated in the year ended September 30, 2011 as a result of ongoing exploration expenditures and net operating losses incurred.

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

Certain estimates for income tax for the year ended September 30, 2010 used in calculating income tax for the year ended September 30, 2011 have been revised to reflect the actual amounts per the tax returns filed with federal and state tax authorities.  These revisions had no effect on the current or prior year income tax provision (benefit), or deferred tax assets or liabilities.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 13 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

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

Acquisition of Staccato Gold Resources Ltd.

In June 2010, as part of the Company’s acquisition of Staccato, 6,352,437 warrants were issued in exchange for outstanding Staccato warrants at the June 2, 2010 acquisition date. The warrants had an exercise price of $3.34 and had terms expiring between July 4, 2011 and August 16, 2011.  The value of the 6,352,437 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.38%, stock price on the date of closing the Staccato acquisition of $1.01, volatility of 106.1%, dividend yield of 0% and an expected life equal to the term of the warrants, was $889,341.  This value was included as part of the cost of the acquisition (see Note 7).

Private Placement

In November 2009, the Company initiated a private placement of the Company’s common stock. Under the private placement subscription agreement, the Company could sell up to 3,000,000 units at a price of $1.00 per unit for a total of $3,000,000.  The Company reserved the right to increase the amount of the offering in the event that the offering was oversubscribed.  Each unit consisted of one share of common stock and one half of one Class A Warrant; with each whole warrant exercisable to acquire one additional share of common stock at an exercise price of $1.50 per share until May 31, 2010, and thereafter at an exercise price of $1.75 per share until November 15, 2011. No registration rights were granted for the shares of common stock or the shares of common stock underlying the warrants.  The units were sold for $1.00 each, representing management’s estimate of the fair value of the unit. The Company sold a total of 3,003,400 units for gross proceeds of $3,003,400 and the placement closed on November 23, 2009.  The Company incurred $196,238 in expenses with respect to the offering, resulting in net proceeds of $2,807,162.  In connection with the offering, the Company also issued 196,238 warrants, with the same terms of exercise as described above, to brokers acting as agents for the private placement valued at $129,517.  The value of the 1,697,938 issued warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.29%, stock price on the date of closing of $1.18, volatility of 153.4%, dividend yield of 0% and an expected life equal to the term of the warrants, was $1,120,441.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 13 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	1,337,934	$0.50(1)
Issued	1,697,938	1.75
Issued on acquisition of Staccato Gold Resources Ltd.	6,352,437	3.34
Exercised	(1,085,944)	(0.50)
Expired	(251,990)	(0.50)
Outstanding at September 30, 2010	8,050,375	3.00
Issued	-	-
Exercised	-	-
Expired	(6,352,437)	(3.34)
Outstanding at September 30, 2011	1,697,938	$1.75

These warrants expire as follows:

Warrants	Price	Expiration Date
1,697,938	$1.75	November 15, 2011
1,697,938

Subsequent to September 30, 2011, all of the $1.75 warrants expired unexercised.

(1)

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 14 – STOCK OPTIONS:

The Company has established the 2005 Equity Incentive Plan (as amended by shareholders of the Company on May 28, 2010) to authorize the granting of up to 10,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.  The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table.

	2011	2010
Expected volatility	112.9% -113.0%	57.7% - 129.7%
Weighted-average volatility	112.9%	126.5%
Expected dividends	-	-
Expected term (in years)	3.0	0.6 - 3.0
Risk-free rate	1.12% - 1.29%	0.22% - 1.38%
Expected forfeiture rate	0%	0% - 10%

The following is a summary of the Company’s options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	6,235,168	$0.92
Granted(1)	1,587,143	0.89
Exercised	(1,277,003)	(0.44)
Expired	(341,667)	(1.94)
Outstanding at September 30, 2010	6,203,641	$0.96
Exercisable at September 30, 2010	5,459,648	$1.04
Weighted average fair value of options granted during the year ended September 30, 2010		$0.56

Outstanding at September 30, 2010	6,203,641	$0.96
Granted	1,015,000	1.03
Exercised	(308,332)	(0.36)
Expired	(497,976)	(0.76)
Outstanding at September 30, 2011	6,412,333	$1.01
Exercisable at September 30, 2011	6,412,333	$1.01

Weighted average fair value of options granted during the year ended September 30, 2011		$0.70

(1)

Includes 102,143 options issued to holders of Staccato Gold Resources stock options pursuant to the agreement for the acquisition of Staccato Gold Resources Ltd by the Company.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 14 – STOCK OPTIONS, (continued):

The average remaining contractual term of the options both outstanding and exercisable at September 30, 2011 was 2.93 years. The average remaining contractual term of the options outstanding and exercisable at September 30, 2010 was 3.42 and 3.45 years, respectively. Of the options exercised during the year ended September 30, 2011, 189,999 were on a cashless basis resulting in the issuance of 122,562 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $49,050 from the exercise of the remaining 118,333 options.  Of the options exercised during the year ended September 30, 2010, 301,668 were on a cashless basis resulting in the issuance of 201,394 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $442,941 from the exercise of the remaining 975,335 options.  The aggregate intrinsic value of options exercised during the year ending September 30, 2011 and 2010 was $213,589 and $779,546, respectively.

Total compensation cost charged against operations under the plan for employees was $475,692 and $840,780 for the year ended September 30, 2011 and 2010, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost charged against operations under the plan for directors and consultants was $386,350 and $627,294 for the year ended September 30, 2011 and 2010, respectively.  These costs are classified under other general and administrative expenses.

As of September 30, 2011, there is no unrecognized compensation expense related to options.  The aggregate intrinsic value of options both outstanding and exercisable as of September 30, 2011, before applicable income taxes, was $464,623, based on our closing price of $0.58 per common share at September 30, 2011.

NOTE 15 – DISCONTINUED OPERATIONS:

Timberline Drilling

In September 2011, the Company announced that it had entered into a non-binding letter of intent to sell its wholly owned Timberline Drilling subsidiary.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented.  Subsequent to September 30, 2011 the sale of Timberline Drilling was completed (see Note 17).

The following table details selected financial information for Timberline Drilling, Inc. included in income from discontinued operations in the consolidated statements of operations for the years ended September 30, 2011 and 2010:

	2011	2010
Revenues	$30,908,082	$20,733,337
Cost of revenues	(23,629,156)	(16,361,527)
Operating expenses	(2,557,565)	(2,545,256)
Interest income	183	1,337
Interest expense	(104,050)	(124,056)
Other income	3,444	6,103
Income from discontinued operations, net of tax	$4,620,938	$1,709,938

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 15 – DISCONTINUED OPERATIONS, (continued):

The consolidated balance sheet of the Company has assets and liabilities held for sale from Timberline Drilling which were comprised of the following items at September 30, 2011 and 2010:

	2011	2010
Cash and cash equivalents	$2,812,053	$-
Accounts receivable	2,016,998	-
Materials and supplies inventory	1,521,240	-
Prepaid expenses and other current assets	142,732	-
Total current assets held for sale	$6,493,023	$-

Property and equipment, net	$5,931,544	$-
Goodwill	2,808,524	-
Total non-current assets held for sale	$8,740,068	$-

Accounts payable	$1,430,743	$-
Accrued expenses	185,474	-
Accrued payroll, benefits and taxes	748,682	-
Current portion of long-term debt	285,895	-
Current portion of obligations under capital leases	126,203	-
Deferred revenue	78,970	-
Total current liabilities held for sale	$2,855,967	$-

Long-term debt, net of current portion	$395,898	$-
Obligations under capital leases, net of current portion	220,705	-
Total non-current liabilities held for sale	$616,603	$-

Cash flows from discontinued operations at Timberline Drilling included in the Company’s consolidated statements of cash flows for the years ending September 30, 2011 and 2010 are as follows:

	2011	2010
Cash flows from operating activities	$3,370,909	$2,832,913
Cash flows from investing activities	(820,268)	(523,398)
Cash flows from financing activities	(918,014)	(1,342,449)
Total cash flows from discontinued operations	$1,632,627	$967,066

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 15 – DISCONTINUED OPERATIONS, (continued):

World Wide Exploration

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for future use.  The results of operations for the Company’s Mexican subsidiary, World Wide Exploration, have been reported in discontinued operations for all periods presented.

The following table details selected financial information for World Wide Exploration included in income from discontinued operations in the consolidated statements of operations for the years ended September 30, 2011 and 2010:

	2011	2010
Revenues	$-	$1,978,270
Cost of revenues	-	(2,850,142)
Operating expenses	(114,585)	(428,549)
Severance expense	-	(106,579)
Write-down of property and equipment held for sale	-	(132,993)
Write-down of inventory held for sale	-	(229,026)
Foreign exchange gain (loss)	-	142,654
Interest income	3	4,069
Interest expense	-	(1,265)
Other income	-	5,909
Loss from discontinued operations, net of tax	$(114,582)	$(1,617,652)

The consolidated balance sheet of the Company has assets held for sale from World Wide Exploration which were comprised of the following items at September 30, 2011 and 2010:

	2011	2010
Materials and supplies inventory	$126,686	$228,641
Prepaid expenses and other current assets	25,650	90,650
Total current assets held for sale	$152,336	$319,291

Cash flows from discontinued operations at World Wide Exploration included in the Company’s consolidated statements of cash flows for the years ending September 30, 2011 and 2010 are as follows:

	2011	2010
Cash flows from operating activities	$(86,480)	$(159,976)
Cash flows from investing activities	-	-
Cash flows from financing activities	-	(9,363)
Total cash flows from discontinued operations	$(86,480)	$(169,339)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 16 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments from continuing operations related to its main office in Coeur d’Alene, Idaho and a facility in Eureka, Nevada.  Total office and storage rental expense from continuing operations aggregated $64,920 and $54,120 for the years ended September 30, 2011 and 2010, respectively.

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2012	$ 58,800
2013	$ 44,000
2014	$ -
2015	$ -
2016	$ -

NOTE 17 – SUBSEQUENT EVENTS:

Subsequent to September 30, 2011, the Company closed the sale of all of the common stock of its wholly owned subsidiary, Timberline Drilling.  Total consideration received by the Company includes $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a $1,350,000 note receivable, an agreement by Timberline Drilling to provide discounted drilling services to the Company or cash with a total value of $1,100,000 over five years, a final working capital adjustment to be determined within sixty days of closing which is expected to be in excess of $1,000,000, as well as the assumption by the purchaser of approximately $1,000,000 in long term debt and obligations under capital leases of Timberline Drilling.

The $1,350,000 note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before 18 months of the closing date of the sale.

The Company expects to recognize a gain on the sale of its Timberline Drilling subsidiary of approximately $2,000,000 subject to the final working capital adjustment to be paid to the Company by Timberline Drilling.

In conjunction with the sale of Timberline Drilling, the Company repaid its $5,000,000 Convertible Term Note and all accrued interest outstanding to Juniper Resources, LLC, a company controlled by Ron Guill, a director of the Company (see Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of September 30, 2011 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2011.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the Company’s fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Executive Compensation” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

The Company's Code of Business and Ethical Conduct can be found on the Company's internet website located at www.timberline-resources.com under the heading "Corporate". Any stockholder may request a printed copy of such materials by submitting a written request to the Company's Corporate Secretary. If the Company amends the Code of Business and Ethical Conduct or grants a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Registered Public Accounting Firm dated December 5, 2011.

2.

Consolidated Balance Sheets—At September 30, 2011 and 2010.

3.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2011 and 2010.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2011 and 2010.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2011 and 2010.

6.

Notes to Consolidated Financial Statements.

See ”Item 8. Financial Statements and Supplementary Data”.

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant (8)
3.2	By-Laws of the Registrant (8)
4.1	Specimen of the Common Stock Certificate (1)
4.2	Form of Warrant for November 2009 Private Placement (9)
4.3	Convertible Note between the Company and Ron and Stacey Guill (10)
4.4	Term Note between the Company and Small Mine Development, LLC (10)
10.1	Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)
10.2	Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)
10.3	Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)
10.4	P. Dircksen Agreement/Current Consulting Agreement (1)
10.5	2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)
10.6	Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant (2)
10.7	Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (3)
10.8	Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders (4)
10.9	Employment Agreement with VP Paul Dircksen (5)
10.10	Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (6)
10.11	Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan (7)
10.12	Agreement and Plan of Merger between Timberline Resources Corporation, an Idaho corporation ,and Timberline Resources Corporation, a Delaware corporation, date August 22, 2008 (8)
10.13	Pledge Agreement between the Company and Ron and Stacey Guill. (10)
10.14	Security Agreement between the Company and Ron and Stacey Guill.(10)
10.15	Credit Agreement between the Company and Small Mine Development, LLC. (10)
10.16	Pledge Agreement between the Company and Small Mine Development, LLC. (10)
10.17	Right of First Refusal between the Company and Small Mine Development, LLC. (10)
10.18	Settlement Agreement with John Swallow, dated October 5, 2009 (14)
10.19

Operating Agreement with Highland Mining, LLC, dated July 22, 2009 (Note that parts of this agreement have been redacted pursuant to a Confidential Treatment Request granted by the Commission on February 2, 2011 (14)

10.20	Amended Employment Agreement of Mr. Paul Dircksen, dated December 29, 2008 (11)
10.21	Amended Employment Agreement of Mr. Randal Hardy dated December 29, 2008 (11)
10.22	Arrangement Agreement between the Company and Staccato Gold dated March 22, 2010 (12)
10.23	Form of Support Agreement between the Company and officers and directors of Staccato Gold (12)
10.24	Loan Amendment Agreement between the Company and Small Mine Development, LLC dated June 21, 2010 (13)
10.25	Placement Agent Agreement between the Company and Sutter Securities Inc. dated February 16, 2011 (15)
10.26

Purchase Agreement between the Company and TDI Holdings, Inc. dated October 25, 2011(Note that parts of the form of Drilling Services Agreement included as Exhibit “D” to the Purchase Agreement were redacted pursuant to a Confidential Treatment Request filed with the SEC on October 31, 2011). (16)

10.27	Subordination Agreement between the Company, TDI Holdings, Inc, Timberline Drilling, Inc. and Wells Fargo Bank, N.A., dated November 9, 2011 (17)
14	Code of Ethics (2)
21	List of Subsidiaries
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(6) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(7) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 26, 2008.

(8) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.

(9) Incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 8, 2009.

(10) Incorporated by reference to Ron and Stacey Guill’s Schedule 13-D as filed with the Securities and Exchange Commission on December 24, 2008.

(11) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 12, 2009.

(12) Incorporated by reference to the Company’s Form,8-K as filed with the Securities and Exchange Commission on March 29, 2010.

(13) Incorporated by reference to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 11, 2010.

(14) Incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 20, 2010.

(15) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 28, 2011.

(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2011.

(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	December 15, 2011
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2011
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 15, 2011

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	December 15, 2011
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	December 15, 2011
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 15, 2011
/s/ Vance Thornsberry Vance Thornsberry	Director	December 15, 2011
/s/ Eric Klepfer Eric Klepfer	Director	December 15, 2011
/s/ Ron Guill Ron Guill	Director	December 15, 2011
/s/ James H. Moore James H. Moore	Director	December 15, 2011
/s/ Robert Martinez Robert Martinez	Director	December 15, 2011
/s/ Troy Fierro Troy Fierro	Director	December 15, 2011