Form 10-Q
period 2011-12-31
Timberline Resources Corp
filed 2012-02-09
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Number of shares of issuer’s common stock outstanding at February 8, 2012: 61,303,709

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4. CONTROLS AND PROCEDURES

21

PART II — OTHER INFORMATION

22

ITEM 1. LEGAL PROCEEDINGS.

22

ITEM 1A. RISK FACTORS

22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

22

ITEM 4.  MINE SAFETY DISCLOSURES

22

ITEM 5.  OTHER INFORMATION.

22

ITEM 6. EXHIBITS.

23

SIGNATURES

24

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

4

Consolidated statements of operations and comprehensive income (loss)

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 15

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,882,796	$1,827,896
Receivable from sale of discontinued operations	1,657,625	-
Prepaid expenses and other current assets	149,847	358,962
Current portion of deferred financing cost with related party, net	-	15,909
Assets held for sale - current	-	6,645,359
TOTAL CURRENT ASSETS	6,690,268	8,848,126

PROPERTY, MINERAL RIGHTS AND EQUIPMENT:
Property, mineral rights and equipment, net	12,653,025	12,619,092
TOTAL PROPERTY, MINERAL RIGHTS AND EQUIPMENT	12,653,025	12,619,092

OTHER ASSETS:
Note receivable	1,350,000	-
Prepaid drilling services	1,100,000	-
Investment in joint venture	642,450	642,450
Restricted cash	438,336	438,336
Deposits and other assets	153,094	153,094
Available-for-sale equity security (cost: $50,000)	596,000	536,400
Assets held for sale – non-current	-	8,740,068
TOTAL OTHER ASSETS	4,279,880	10,510,348
TOTAL ASSETS	$23,623,173	$31,977,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,351	$419,524
Accrued expenses	67,977	233,417
Accrued payroll, benefits and taxes	46,611	41,820
Accrued interest on convertible note payable to related party	-	41,667
Convertible note payable to related party	-	5,000,000
Liabilities held for sale - current	-	2,855,967
TOTAL CURRENT LIABILITIES	285,939	8,592,395

LONG-TERM LIABILITIES:
Asset retirement obligation	115,500	114,125
Liabilities held for sale – non-current	-	616,603
TOTAL LONG-TERM LIABILITIES	115,500	730,728

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 61,224,417 and 61,189,417 shares issued
and outstanding, respectively	61,224	61,189
Additional paid-in capital	55,371,083	55,317,568
Accumulated deficit	(31,678,445)	(33,210,747)
Accumulated deficit during the exploration stage	(1,078,128)	-
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	546,000	486,400
TOTAL STOCKHOLDERS' EQUITY	23,221,734	22,654,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,623,173	$31,977,566

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

			From Inception of
			Exploration Stage
	Three months ended		November 9, 2011
	December 31,		Through
	2011	2010	December 31, 2011
	21,618,995
REVENUES	$-	$-	$-
	17,018,008
COST OF REVENUES	-	-	-
	4,600,987
GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	1,055,560	1,493,239	649,620
Salaries and benefits	166,192	280,951	115,880
Professional fees expense	149,269	94,253	115,305
Insurance expense	23,059	15,528	21,320
Other general and administrative expenses	223,671	298,760	168,446
TOTAL OPERATING EXPENSES	1,617,751	2,182,731	1,070,571

LOSS FROM OPERATIONS	(1,617,751)	(2,182,731)	(1,071,571)

OTHER INCOME (EXPENSE):
Foreign exchange gain	116	4,790	704
Interest income	21,470	1,913	21,347
Related party interest expense	(71,274)	(131,818)	(29,608)
TOTAL OTHER EXPENSE	(49,688)	(125,115)	(7,557)

NET LOSS BEFORE INCOME TAXES	(1,667,439)	(2,307,846)	(1,078,128)

INCOME TAX BENEFIT	-	457,198	-

NET LOSS FROM CONTINUING OPERATIONS	(1,667,439)	(1,850,648)	(1,078,128)

DISCONTINUED OPERATIONS (NOTE 13):
Income (loss)	484,642	(152,839)	-
Gain on disposal	1,636,938	-	-
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,121,580	(152,839)	-

NET INCOME (LOSS)	454,141	(2,003,487)	(1,078,128)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale equity security	59,600	59,600	59,600
COMPREHENSIVE INCOME (LOSS)	$513,741	$(1,943,887)	$(1,018,528)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.03)	$(0.04)
DISCONTINUED OPERATIONS	0.04	nil
NET INCOME (LOSS)	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	61,190,178	55,759,611

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			From Inception of
			Exploration Stage
			November 9, 2011
	Three Months Ended December 31,		Through
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$454,141	$(2,003,487)	$(1,078,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	152,529	407,136	16,067
Stock based compensation	42,000	178,536	-
Accretion of asset retirement obligation	1,375	3,126	1,375
Amortization of deferred financing cost with related party	15,909	6,818	15,909
Gain on sale of discontinued operations	(1,636,938)	-	-
Gain on disposal of equipment	-	(1,710)	-
Deferred income taxes	-	(457,198) -	-
Loss on disposal of assets held for sale	-	13,005	-
Changes in assets and liabilities:
Accounts receivable	1,837,928	358,051	-
Materials and supplies inventory	1,577,703	(267,189)	-
Prepaid expenses and other current assets, deposits and other assets	461,411	(50,658)	61,599
Accounts payable	(1,826,442)	86,852	(229,595)
Accrued expenses	(328,956)	(181,778)	67,977
Accrued payroll, benefits and taxes	(662,400)	(385,639)	46,611
Deferred revenue	(78,970)	(45,000)	-
Receivable from sale of discontinued operations	(1,657,625)	-	-
Accrued interest on convertible note payable to related party	(41,667)	-	-
Net cash used by operating activities	(1,690,002)	(2,339,135)	(1,098,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	8,000,000	-	-
Purchase of mineral rights, property and equipment	(50,000)	(229,696)	(16,000)
Change in restricted cash	-	(142)	-
Proceeds from sale of equipment	-	8,335	-
Proceeds from sale of assets held for sale	-	141,200	-
Net cash provided (used) by investing activities	7,950,000	(80,303)	(16,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible note payable to related party	(5,000,000)	-	(5,000,000)
Payments on long term debt	(681,793)	(71,441)	-
Payments on capital leases	(346,908)	(85,398)	-
Proceeds from exercise of options	11,550	43,000	11,550
Payments on customer advances	-	(150,000)	-
Net cash used by financing activities	(6,017,151)	(113,839)	(4,988,450)

Net increase (decrease) in cash and cash equivalents	242,847	(2,533,277)	(6,102,635)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	2,812,053	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,827,896	4,638,674	10,985,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,882,796	$2,105,397	$4,882,796

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note receivable from sale of discontinued operations	$1,350,000	$-	$-
Prepaid drilling services from sale of discontinued operations	1,100,000	-	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.  In 2008, we reincorporated into the State of Delaware pursuant to a merger agreement approved by our shareholders.

In 2006, the Company acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). In 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In November 2011, the Company closed the sale of Timberline Drilling and World Wide (see Note 13) and became an exploration stage enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2012.  All amounts presented are in U.S. dollars.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

b.

Exploration Stage Enterprise – Following the sale of Timberline Drilling, the remainder of the Company is in the exploration stage of operation.  Therefore, as of November 9, 2011, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

c.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

d.

Net Income (Loss) per Share –Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2011 and 2010, would be as follows:

	December 31, 2011	December 31, 2010

Stock options	6,477,333	6,090,308
Warrants	-	8,050,375
Convertible debt	-	3,333,333
Total possible dilution	6,477,333	17,474,016

At December 31, 2011 and 2010, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

e.

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

f.

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

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31, 2011	September 30, 2011	Input Hierarchy Level

Assets:
Cash and cash equivalents	$4,882,796	$1,827,896	Level 1
Restricted cash	438,336	438,336	Level 1
Available-for-sale equity security	596,000	536,400	Level 2

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4 – INVESTMENT IN JOINT VENTURE:

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

NOTE 5 – NOTE RECEIVABLE:

The Company has a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 13).  The  note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before 18 months of the closing date of the sale.

NOTE 6 – PREPAID DRILLING SERVICES:

The Company has $1,100,000 in prepaid drilling services obtained as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 13).  The prepayment amount represents discounts on future drilling services, or cash if the Company does not use the prepaid drilling services, to be provided by Timberline Drilling to the Company between the closing of the sale of Timberline Drilling and November 2016.

NOTE 7 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

	December 31,	September 30,
	2011	2011
Cost	$ 50,000	$ 50,000
Unrealized Gain	546,000	486,400
Fair Value	$ 596,000	$ 536,400

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of December 31, 2011 and September 30, 2011, which was $0.20 and $0.18 per share, respectively.

RWMC is a related party to the Company (see Note 8).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS:

a.

Juniper Resources, LLC

The Company had a convertible note payable to a related party, Juniper Resources, LLC.  Information regarding the convertible note payable is as follows at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011

Juniper Resources, LLC	$-	$5,000,000
Accrued interest on convertible note payable to Juniper Resources, LLC	$-	$41,667

During the quarter ended December 31, 2011, subsequent to the Company’s sale of Timberline Drilling, Inc., the convertible note and all accrued interest was repaid in full and all related agreements were cancelled (see Note 13).

b.

Butte Highlands Joint Venture Agreement

In 2009, the Company entered into an operating agreement (the “Operating Agreement”) with Highland, an entity controlled by Ron Guill, a director of the Company, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (see Note 4). Under the terms of the Operating Agreement, the Company contributed its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

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

At December 31, 2011 and September 30, 2011, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $6,951 and $97,626, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at December 31, 2011 and September 30, 2011.

c.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 13% of the issued and outstanding stock of RWMC as of December 31, 2011 and September 30, 2011.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 9 – ASSET RETIREMENT OBLIGATION:

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

The Company also had an ARO associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 4).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in the Company’s permit to carry out the exploration program.  During the year ended September 30, 2011, the Company’s exploration permit was transferred to BHJV as the operator of the Butte Highlands Gold Project, thus relieving the Company of its reclamation and remediation obligations.  Therefore, the ARO of $250,089 and the related asset, along with accumulated accretion expense of $12,504 associated with the Butte Highlands exploration program, were removed from the Company’s financial statements during the year ended September 30, 2011.

The following table summarizes activity in the Company’s ARO:

	Three months ended December 31,
	2011	2010
Beginning balance	$114,125	$259,467
Obligations incurred	-	110,000
Obligations released	-	-
Accretion expense	1,375	3,126
Ending balance	$115,500	$372,593

NOTE 10 – INCOME TAXES:

Significant components of income tax benefit during the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three months ended December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
Discontinued operations	-	-
Total current income tax benefit	-	-

Deferred:
Federal	-	457,198
Total deferred income tax benefit	-	457,198
Total income tax benefit	$-	$457,198

The federal deferred income tax benefit is realized in the Company’s wholly owned subsidiary, BH Minerals USA, Inc., which is not consolidated with the federal income taxes of the remainder of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s wholly owned Canadian subsidiary, Staccato Gold Resources Ltd.

For the fiscal year ending September 30, 2012 the Company anticipates an effective income tax rate of 0% in the United States and 0% in Canada due to the availability of accumulated net operating losses to offset any U.S. and Canadian income taxes, including any taxable gain realized on the sale of Timberline Drilling (see Note 13).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Stock Issued for Services

During the three months ended December 31, 2011 and 2010, zero and 36,300 shares of common stock, respectively, were issued to employees of the Company as incentive bonuses under the Company’s Amended 2005 Equity Incentive Plan. The common stock issued during the three months ended December 31, 2010 was valued at the closing price of the Company’s stock on the date of issue of $1.08 per share, for a total cost of $39,204 classified under salaries and benefits expense.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2011	1,697,308	$1.75
Issued	-	-
Exercised	-	-
Expired	(1,697,308)	1.75
Outstanding at December 31, 2011	-	$-

The warrants outstanding at September 30, 2011 expired unexercised on November 15, 2011.

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

The fair value of option awards granted during the three months ended December 31, 2011 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.  No option awards were granted during the three months ended December 31, 2010.

	Three months ended
	December 31, 2011	December 31, 2010
Expected volatility	95.4%	-
Weighted-average volatility	95.4%	-
Expected dividends	-	-
Expected term (in years)	3	-
Risk-free rate	0.37%	-
Expected forfeiture rate	0%	-

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 12 – STOCK OPTIONS, (continued):

Total compensation cost of options vested charged against operations under the plan for employees was none and $97,332 for the three months ended December 31, 2011 and 2010, respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost of options vested charged against operations under the plan for directors and consultants was $42,000 for both the three months ended December 31, 2011 and 2010.  These costs are classified under other general and administrative expenses.

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2011	6,412,333	$1.01
Granted	100,000	0.70
Exercised	(35,000)	0.33
Expired and forfeited	-	-
Outstanding at December 31, 2011	6,477,333	$1.01
Exercisable at December 31, 2011	6,477,333	$1.01

Weighted average fair value of options granted
during the three months ended December 31, 2011		$0.42

The average remaining contractual term for the options both outstanding and exercisable at December 31, 2011 was 2.71 years.  The Company received $11,550 from the exercise of 35,000 options during the quarter ended December 31, 2011.

As of December 31, 2011 there is no unrecognized compensation expense related to options.  The aggregate intrinsic value of options exercised during the three months ended December 31, 2011 and 2010 was $8,050 and $97,600, respectively.  The aggregate intrinsic value of options both outstanding and exercisable as of December 31, 2011 was $427,400.

NOTE 13 – DISCONTINUED OPERATIONS:

Timberline Drilling

In September 2011, the Company announced that it had entered into a non-binding letter of intent to sell its wholly-owned subsidiary, Timberline Drilling.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented.  On November 9, 2011, the sale of Timberline Drilling was completed.  Total consideration received by the Company included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a working capital adjustment receivable by the Company in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by Timberline Drilling to provide discounted drilling services or cash with a total value of $1,100,000 to the Company over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long-term debt and obligations under capital leases of Timberline Drilling.  The Company recognized a $1,636,938 gain on the sale of Timberline Drilling, but does not anticipate income taxes to arise from the gain (see Note 10).

The $1,350,000 note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before 18 months of the closing date of the sale.

In conjunction with the sale of Timberline Drilling, the Company repaid its $5,000,000 convertible note and all accrued interest outstanding to Juniper Resources, LLC, a company controlled by Ron Guill, a director of the Company (see Note 8).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 13 – DISCONTINUED OPERATIONS, (continued):

The following table details selected financial information for Timberline Drilling that is included in the income (loss) from discontinued operations in the consolidated statements of operations for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010
Revenues	$3,173,633	$5,561,736
Cost of revenues	(2,300,585)	(5,003,566)
Operating expenses	(372,437)	(567,877)
Interest and other income	188	532
Interest expense	(16,157)	(29,082)
Net income (loss)	484,642	(38,257)
Gain on disposal	1,636,938	-
Net income (loss) from discontinued operations	$2,121,580	$(38,257)

The consolidated balance sheet of the Company has assets and liabilities held for sale from Timberline Drilling which were comprised of the following items at December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Cash and cash equivalents	$-	$2,812,053
Accounts receivable	-	2,016,998
Materials and supplies inventory	-	1,521,240
Prepaid expenses and other current assets	-	142,732
Total current assets held for sale	$-	$6,493,023

Property and equipment, net	$-	$5,935,544
Goodwill	-	2,808,524
Total non-current assets held for sale	$-	$8,740,068

Accounts payable	$-	$1,430,743
Accrued expenses	-	185,474
Accrued payroll, benefits and taxes	-	748,682
Current portion of long-term debt	-	285,895
Current portion of obligations under capital leases	-	126,203
Deferred revenue	-	78,970
Total current liabilities held for sale	$-	$2,855,967

Long-term debt, net of current portion	$-	$395,898
Obligations under capital leases, net of current portion	-	220,705
Total non-current liabilities held for sale	$-	$616,603

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 13 – DISCONTINUED OPERATIONS (continued):

World Wide Exploration

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for potential use.  The results of operations for the Company’s Mexican subsidiary, World Wide Exploration, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010
Revenues	$-	$-
Cost of revenues	-	-
Operating expenses	-	(113,692)
Foreign exchange gain (loss)	-	(893)
Interest income	-	3
Interest expense	-	-
Other income	-	-
Net loss from discontinued operations	$-	$(114,582)

The consolidated balance sheet of the Company has assets held for sale from World Wide Exploration of zero and $152,336 at December 31, 2011 and September 30, 2011, respectively.  The balance of assets held for sale at September 30, 2011 consists of $126,686 in materials and supplies inventory and $25,650 in prepaid expenses and other assets.  The sale of Timberline Drilling in November 2011 included its subsidiary, World Wide Exploration.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, and Eureka, Nevada. Total office and storage rental expense from continuing operations aggregated $16,230 for both the three months ended December 31, 2011 and 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes which appear elsewhere in this quarterly report.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in our annual report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on December 15, 2011.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), the Company had no reported revenues and only had accumulated losses. In June 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and will enable the Company to focus exclusively on its core business of gold exploration and development

Corporate Overview

Timberline Resources Corporation’s business is mineral exploration, with a focus on district-scale gold projects, such as our South Eureka Property in Nevada as well as our 50% carried-to-production interest in the Butte Highlands Joint Venture, which is currently in development under the terms of our 50/50 joint venture agreement with Highland Mining, LLC and targeted to begin gold production in 2012.

Mineral Exploration

South Eureka Property, Nevada

The South Eureka Property, including the Lookout Mountain Project, comprises an area of approximately 15,000 acres, or more than 23 square miles, and it is considered to be one of the largest remaining undeveloped gold properties in Nevada.  The South Eureka Property is located within the southern portion of Nevada’s productive Battle Mountain-Eureka gold trend and includes a 4-mile strike length of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted Nevada gold mineralization, most of which may be amenable to low cost, run of mine, heap leach processing.

In 2010-2011 we completed an exploration program that culminated in the release of a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report, entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, dated May 2, 2011 ( the “Technical Report”).  The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Technical Report details mineralization at the Lookout Mountain Project.

Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Technical Report in this quarterly report on Form 10-Q for informational purposes only and the Technical Report is not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

During the quarter ended December 31, 2011 we completed the next phase of exploration and drilling at the South Eureka Property.  The program included approximately 45,000 feet of drilling, with a primary focus on expanding and upgrading the mineralization at Lookout Mountain by drilling along strike on the Ratto Ridge structural trend north toward the Rocky Canyon zone and, especially, south toward the South Adit zone.  Both the Rocky Canyon and South Adit zones have been extensively drilled and contain historic gold resources. The program also tested additional mineralization at other targets on the property, ranging from zones known to carry significant gold mineralization to previously untested structural targets.  In addition, the Company performed additional metallurgical test work.

As a result of the most recently completed exploration program, we have successfully extended the gold zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and have expanded gold mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, are expected to significantly increase the current reported mineralization at the Lookout Mountain project.  We expect to release an updated NI 43-101 technical report with updated mineralization details during our second fiscal quarter ending March 31, 2012.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland Mining LLC (“Highland”), we continue to advance the Butte Highlands Gold Project toward an expected commencement of production in 2012.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland was able to complete an initial mine plan and obtain necessary data for the completion of the Hard Rock Operating Permit application.  The mine plan anticipates production of approximately 400 to 500 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

The application for our Hard Rock Operating Permit was initially submitted to the Montana Department of Environmental Quality in May 2010. As a result of hydrological studies performed since that time, it has become evident that there will be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project is expected to require an additional water discharge permit by the State of Montana and the construction of additional water treatment facilities.  Consequently, Highland is now targeting the issuance of the Hard Rock Operating Permit in mid-2012, and the commencement of shipments to the mill later in the year.

Highland is also working with the United States Forest Service and the public to evaluate and permit a haulage route from the mine site.  Highland’s proposed haulage route will be included as part of its final operating permit application responses that are expected to be submitted to the Montana Department of Environmental Quality in the quarter ended March 31, 2012.

Timberline's joint venture at the Butte Highlands Project calls for its retention of a 50-percent project interest while being carried to production by Highland.  Once in production, Timberline is to receive 20-percent of project cash flow until Highland recovers its initial capital expenditures, at which time Timberline will receive 50-percent of cash flow.  A feasibility study has not been completed on the Butte Highlands project, and there is no certainty the proposed operations will be economically viable.

Drilling Services

During the quarter ended December 31, 2011, we completed the sale of our drilling services subsidiary, Timberline Drilling, for total consideration of approximately $15 million. The sale of Timberline Drilling allows the Company to concentrate on its core business of mineral exploration, with specific attention toward advancing our South Eureka Property and Butte Highlands Project, as described above.

Summary

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that our business model can continue to advance even if gold prices retreat significantly from current levels.

As a company, we are focused on advancing the Butte Highlands Gold Project toward expected gold production in 2012, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada, and continuing to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe that management and the Company’s board of directors have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and we continue to do so.

Results of Operations for the Three Month Periods ended December 31, 2011 and 2010

Consolidated Results

($US)	Three Months Ended December 31,
	2011	2010
Net loss from continuing operations	$(1,667,439)	$ (1,850,648)
Income (loss) from discontinued operations	2,121,580	(152,839)
Net income (loss)	$454,141	$ (2,003,487)

Our consolidated net income for the three months ended December 31, 2011 was $454,141 compared to a consolidated net loss of $2,003,487 for the three months ended December 31, 2010.   The year over year improvement in income during the quarter ended December 31, 2011 is primarily attributable to a $1,636,938 gain on the sale of our subsidiary, Timberline Drilling, along with $484,642 in net income from Timberline Drilling during the portion of the quarter prior to completion of the sale, as compared to a loss of $152,839 during the quarter ended December 31, 2010, and reduced exploration expenses compared to the previous year.

Timberline Corporate and Exploration Division

($US)	Three Months Ended December 31,
	2011	2010
Exploration expenses :
South Eureka/Lookout Mountain	$903,343	$1,330,853
Butte Highlands	-	37,292
Other exploration properties/general	152,217	125,094
Total exploration expenditures	1,055,560	1,493,239
Non-cash expenses:
Stock option and stock issuance expense	42,000	178,536
Depreciation, amortization and accretion	17,442	(3,496)
Total non-cash expenses	59,442	175,040
Professional fees expense	149,269	94,253
Interest expense	71,274	131,818
Interest and other income	(21,586)	(6,703)
Other general and administrative expenses	353,480	420,199
Income tax benefit	-	(457,198)
Net loss from continuing operations	$(1,667,439)	$(1,850,648)

The decrease in the after tax net loss for Timberline Corporate and the Exploration division for the three months ended December 31, 2011 as compared to the previous year’s after tax net loss in the same period is primarily a result of reduced mineral exploration activities at our Lookout Mountain Project in Nevada as compared to the same period in the previous year.  The decrease in exploration expenditures in the current year was partially offset by increased professional fees expenses incurred as a result of our disposition of Timberline Drilling in November 2011.  Interest expense in the quarter ended December 31, 2011 was less than the previous year as the Company repaid its outstanding $5 million convertible debt subsequent to closing the sale of Timberline Drilling.

The income tax benefit during the three months ended December 31, 2010 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Discontinued Operations - Timberline Drilling and World Wide Exploration

In September 2011, the Company announced that it had entered into a non-binding letter of intent to sell its wholly-owned subsidiary, Timberline Drilling, Inc.  The results of operations for Timberline Drilling have been reported in discontinued

operations for all periods presented. The sale of Timberline Drilling was completed in November 2011.  Total consideration received by the Company included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a working capital adjustment receivable by the Company in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by Timberline Drilling to provide discounted drilling services to the Company or cash with a total value of $1,100,000 over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long term debt and obligations under capital leases of Timberline Drilling.  The Company recognized a $1,636,938 gain on the sale of Timberline Drilling.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide Exploration (“WWE”).  WWE’s drill rigs and related assets were moved back to the U.S. where they were available for use by Timberline Drilling.  The sale of Timberline Drilling in November 2011 included its subsidiary, WWE.

The following table details selected financial information included in the income from discontinued operations in the Company’s consolidated statement of operations for the quarter ended December 31, 2011 and 2010.

($US)	Three Months Ended December 31,
	2011	2010
Revenues	$3,173,633	$5,561,736
Cost of revenues	(2,300,585)	(5,003,566)
Operating expenses	(372,437)	(681,569)
Interest and other income (expense)	188	(358)
Interest expense	(16,157)	(29,082)
Net income (loss)	$484,642	$(152,839)
Gain on disposal	1,636,938	-
Income (loss) from discontinued operations	$2,121,580	$(152,839)

Financial Condition and Liquidity

At December 31, 2011, we had assets of $23,623,173 consisting of cash in the amount of $4,882,796; a receivable from the sale of our subsidiary, Timberline Drilling, in the amount of $1,657,625; property, mineral rights and equipment, net of depreciation of $12,653,025; a note receivable of $1,350,000, and other assets in the amount of $3,079,727.

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

During the quarter ended December 31, 2011, the Company repaid its $5,000,000 convertible note payable to Juniper Resources, LLC, an entity controlled by a director of the Company, Ron Guill.  At December 31, 2011, the Company has a working capital surplus of $6,404,329, including a receivable from the purchasers of Timberline Drilling in the amount of $1,657,625.  This receivable was collected subsequent to December 31, 2011.  Therefore, as of the date of filing of this report, the Company has no outstanding debt and a cash balance of approximately $6.1 million.

Management expects to closely monitor discretionary exploration expenditures and professional and consulting expenses over the next 12 months, and may potentially obtain financing through sales of equity securities.  We plan to continue exploration programs on our material exploration properties and to seek additional acquisition opportunities.

As a result of our current cash balance and our ability to curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing may be required if the Company seeks to expand its exploration activities or undertake further property acquisitions.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2011 which was filed with the SEC on December 15, 2011.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

 Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2011, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1

Stock Purchase Agreement between the Company and TDI Holdings, Inc., dated October 25, 2011  (Note that parts of the form of Drilling Services Agreement which is included as Exhibit “D” to the Stock Purchase Agreement have been redacted pursuant to a Confidential Treatment Request filed with the SEC on October 31, 2011) (1)

10.2	Subordination Agreement between the Company, TDI Holdings, Inc, Timberline Drilling, Incorporated. and Wells Fargo Bank, N.A., dated November 9, 2011(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema Document
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2011.

(2)

Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 15, 2011.

(3)

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

Date:  February 9, 2012

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  February 9, 2012

24