Form 10-Q/A
period 2011-12-31
Timberline Resources Corp
filed 2012-02-10
CIK 1288750

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

Explanatory Note

The purpose of this Amendment No. 1 to Timberline Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 9, 2012 (the “Form 10-Q”), is to correct typographical errors in the consolidated statements of operations and comprehensive income (loss), as well as the consolidated statements of cash flows.  The XBRL documents as originally filed do not contain any typographical errors.   No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

			From Inception of
			Exploration Stage
	Three months ended		November 9, 2011
	December 31,		Through
	2011	2010	December 31, 2011

REVENUES	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	1,055,560	1,493,239	649,620
Salaries and benefits	166,192	280,951	115,880
Professional fees expense	149,269	94,253	115,305
Insurance expense	23,059	15,528	21,320
Other general and administrative expenses	223,671	298,760	168,446
TOTAL OPERATING EXPENSES	1,617,751	2,182,731	1,070,571

LOSS FROM OPERATIONS	(1,617,751)	(2,182,731)	(1,071,571)

OTHER INCOME (EXPENSE):
Foreign exchange gain	116	4,790	704
Interest income	21,470	1,913	21,347
Related party interest expense	(71,274)	(131,818)	(29,608)
TOTAL OTHER EXPENSE	(49,688)	(125,115)	(7,557)

NET LOSS BEFORE INCOME TAXES	(1,667,439)	(2,307,846)	(1,078,128)

INCOME TAX BENEFIT	-	457,198	-

NET LOSS FROM CONTINUING OPERATIONS	(1,667,439)	(1,850,648)	(1,078,128)

DISCONTINUED OPERATIONS (NOTE 13):
Income (loss)	484,642	(152,839)	-
Gain on disposal	1,636,938	-	-
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,121,580	(152,839)	-

NET INCOME (LOSS)	454,141	(2,003,487)	(1,078,128)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale equity security	59,600	59,600	59,600
COMPREHENSIVE INCOME (LOSS)	$513,741	$(1,943,887)	$(1,018,528)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.03)	$(0.04)
DISCONTINUED OPERATIONS	0.04	nil
NET INCOME (LOSS)	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	61,190,178	55,759,611

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

(3)

Incorporated by reference to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on February 9, 2012.

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

Date:  February 10, 2012

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  February 10, 2012

24