Form 10-K/A
period 2011-09-30
Timberline Resources Corp
filed 2012-02-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: The Company hereby files this amendment number one to its annual report on Form 10-K for the year ended September 30, 2011, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 15, 2011 (the “Original Report”), to re-file the consent from its independent auditor which inadvertently failed to consent to the incorporation by reference of the audit report contained in this annual report into one of the Company’s effective registration statements filed with the SEC. Other than the correction to Exhibit 23.1, no disclosure contained in any Item of the Original Report is being amended, updated or otherwise revised.

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

10.27	Subordination Agreement between the Company, TDI Holdings, Inc, Timberline Drilling, Inc. and Wells Fargo Bank, N.A., dated November 9, 2011 (17)
14	Code of Ethics (2)
21	List of Subsidiaries (18)
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS(18)	XBRL Instance Document
101.SCH(18)	XBRL Taxonomy Extension Schema Document
101.CAL(18)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(18)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(18)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(18)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(14) Incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 20, 2010.

(15) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 28, 2011.

(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2011.

(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 15, 2011.

(18) Incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 15, 2012
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	February 15, 2012
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2012

4