Form 10-Q
period 2012-03-31
Timberline Resources Corp
filed 2012-05-07
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of shares of issuer’s common stock outstanding at May 7, 2012: 62,271,879

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4. CONTROLS AND PROCEDURES

24

PART II — OTHER INFORMATION

24

ITEM 1. LEGAL PROCEEDINGS.

24

ITEM 1A. RISK FACTORS

24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

25

ITEM 4.  MINE SAFETY DISCLOSURES

25

ITEM 5.  OTHER INFORMATION.

25

ITEM 6. EXHIBITS.

25

SIGNATURES

26

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 16

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,227,567	$1,827,896
Prepaid expenses and other current assets	171,218	358,962
Current portion of deferred financing cost with related party, net	-	15,909
Assets held for sale - current	-	6,645,359
TOTAL CURRENT ASSETS	5,398,785	8,848,126

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	13,563,899	12,619,092

OTHER ASSETS:
Note receivable	1,350,000	-
Prepaid drilling services	1,100,000	-
Investment in joint venture	642,450	642,450
Restricted cash	438,336	438,336
Deposits and other assets	4,500	153,094
Available-for-sale equity security (cost: $50,000)	596,000	536,400
Assets held for sale – non-current	-	8,740,068
TOTAL OTHER ASSETS	4,131,286	10,510,348
TOTAL ASSETS	$23,093,970	$31,977,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$168,584	$419,524
Accrued expenses	100,562	233,417
Accrued payroll, benefits and taxes	56,697	41,820
Accrued interest on convertible note payable to related party	-	41,667
Convertible note payable to related party	-	5,000,000
Liabilities held for sale - current	-	2,855,967
TOTAL CURRENT LIABILITIES	325,843	8,592,395

LONG-TERM LIABILITIES:
Asset retirement obligation	116,944	114,125
Liabilities held for sale – non-current	-	616,603
TOTAL LONG-TERM LIABILITIES	116,944	730,728

COMMITMENTS (NOTE 14)		-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 62,271,879 and 61,189,417 shares issued and outstanding, respectively	62,272	61,189
Additional paid-in capital	55,899,035	55,317,568
Accumulated deficit	(31,678,445)	(33,210,714)
Accumulated deficit during the exploration stage	(2,177,679)	-
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	546,000	486,400
TOTAL STOCKHOLDERS' EQUITY	22,651,183	22,654,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,093,970	$31,977,566

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Six months ended		From Inception of Exploration Stage November 9, 2011 through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	453,640	791,850	1,509,200	2,285,089	1,103,259
Salaries and benefits	367,758	510,012	533,950	790,963	483,638
Professional fees expense	39,559	100,266	188,828	194,519	154,864
Insurance expense	28,305	25,157	51,364	40,685	49,625
Other general and administrative expenses	246,727	570,811	470,398	869,571	415,173
TOTAL OPERATING EXPENSES	1,135,988	1,998,096	2,753,739	4,180,827	2,206,559

LOSS FROM OPERATIONS	(1,135,988)	(1,998,096)	(2,753,739)	(4,180,827)	(2,206,559)

OTHER INCOME (EXPENSE):
Foreign exchange gain	110	3,246	226	8,036	814
Interest income	36,327	1,400	57,797	3,313	57,674
Related party interest expense	-	(131,818)	(71,274)	(263,636)	(29,608)
TOTAL OTHER INCOME (EXPENSE)	36,437	(127,172)	(13,251)	(252,287)	28,880

LOSS BEFORE INCOME TAXES	(1,099,551)	(2,125,268)	(2,766,990)	(4,433,114)	(2,177,679)

INCOME TAX BENEFIT	-	190,341	-	647,539	-

LOSS FROM CONTINUING OPERATIONS	(1,099,551)	(1,934,927)	(2,766,990)	(3,785,575)	(2,177,679)

DISCONTINUED OPERATIONS:
Income, net of taxes	-	1,220,649	484,642	1,067,810	-
Gain on disposal	-	-	1,636,938	-	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	1,220,649	2,121,580	1,067,810	-

NET LOSS	(1,099,551)	(714,278)	(645,410)	(2,717,765)	(2,177,679)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale equity security	-	268,200	59,600	327,800	59,600
COMPREHENSIVE LOSS	$(1,099,551)	$(446,078)	$(585,810)	$(2,389,965)	$(2,118,079)

NET LOSS PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.02)	$(0.03)	$(0.05)	$(0.07)
DISCONTINUED OPERATIONS	-	0.02	0.04	0.02
NET LOSS	$(0.02)	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	61,450,613	57,503,099	61,319,684	56,621,775

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,		From Inception of Exploration Stage November 9, 2011 Through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(645,410)	$(2,717,765)	$(2,177,679)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	167,655	834,835	31,193
Stock based compensation	71,000	886,686	29,000
Accretion of asset retirement obligation	2,819	(8,003)	2,819
Amortization of deferred financing cost with related party	15,909	13,636	15,909
Gain on sale of discontinued operations	(1,636,938)	-	-
Gain on disposal of equipment	-	(1,710)	-
Deferred income taxes	-	(647,539)	-
Loss on disposal of assets held for sale	-	13,005	-
Changes in assets and liabilities:
Accounts receivable	1,837,928	(779,304)	-
Materials and supplies inventory	1,577,703	(138,582)	-
Prepaid expenses and other current assets, deposits and other assets	588,634	60,893	188,822
Accounts payable	(1,829,209)	(982,789)	(232,362)
Accrued expenses	(296,371)	(294,938)	100,562
Accrued payroll, benefits and taxes	(652,314)	53,478	56,697
Deferred revenue	(78,970)	(1,015)	-
Receivable from sale of discontinued operations	-	-	1,657,625
Accrued interest on convertible note payable to related party	(41,667)	-	-
Net cash used by operating activities	(919,231)	(3,709,112)	(327,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	8,000,000	-	-
Purchase of property, mineral rights and equipment	(476,000)	(341,531)	(442,000)
Change in restricted cash	-	67,692	-
Proceeds from sale of equipment	-	8,335	-
Proceeds from sale of assets held for sale	-	141,200	-
Net cash provided (used) by investing activities	7,524,000	(124,304)	(442,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible note payable to related party	(5,000,000)	-	(5,000,000)
Payments on long term debt	(681,793)	(150,782)	-
Payments on capital leases	(346,908)	(173,169)	-
Proceeds from exercise of stock options	11,550	49,050	11,550
Proceeds from issuance of stock, net of stock offering costs	-	4,568,987	-
Payments on customer advances	-	(150,000)	-
Net cash provided (used) by financing activities	(6,017,151)	4,114,086	(4,988,450)

Net increase (decrease) in cash and cash equivalents	587,618	310,670	(5,757,864)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE AT BEGINNING OF PERIOD	2,812,053	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,827,896	4,638,674	10,985,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,227,567	$4,949,344	$5,227,567

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note receivable from sale of discontinued operations	$1,350,000	$-	$-
Prepaid drilling services from sale of discontinued operations	1,100,000	-	-
Common stock issued for property, mineral rights and equipment purchase	500,000	-	500,000
Long term debt issued for property, mineral rights and equipment purchase	-	41,600	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2012.  All amounts presented are in U.S. dollars.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

b.

Exploration Stage Enterprise – Following the sale of Timberline Drilling, the Company is now in the exploration stage of operation.  Therefore, as of November 9, 2011, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

c.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

d.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2012 and 2011, would be as follows:

	March 31, 2012	March 31, 2011

Stock options	5,611,500	6,639,499
Warrants	-	8,050,375
Convertible debt	-	3,333,333
Total possible dilution	5,611,500	18,023,207

At March 31, 2012 and 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and September 30, 2011, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 31, 2012	September 30, 2011	Input Hierarchy Level

Assets:
Cash and cash equivalents	$5,227,567	$1,827,896	Level 1
Restricted cash	438,336	438,336	Level 1
Available-for-sale equity security	596,000	536,400	Level 2

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4 – INVESTMENT IN JOINT VENTURE:

In July 2009, the Company entered into a joint venture operating agreement (the “Operating Agreement”) with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of its contribution of the Company’s 100% interest in the Butte Highlands Gold Project, carried on its balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, the Company holds a 50% interest in BHJV.  Under terms of the Operating Agreement, the Company’s interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.  During the year ended September 30, 2011 the Company’s investment in the joint venture was increased by $21,450 due to the release by the State of Montana of reclamation bonds that were in place prior to the creation of BHJV.  Under the Operating Agreement, these funds were contributed to BHJV upon their release.

Under the Operating Agreement, Highland contributed property and will fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The Agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million (the deemed value of the Company’s contribution of property to BHJV), are distributed to Highland out of the proceeds from future mine production.

Subsequent to March 31, 2012, the Company announced that it has signed a non-binding letter of intent to increase its ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent (see Note 15).

NOTE 5 – NOTE RECEIVABLE:

The Company has a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 13).  The  note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.

NOTE 6 – PREPAID DRILLING SERVICES:

The Company has $1,100,000 in prepaid drilling services obtained as a portion of the consideration received from the sale of Timberline Drilling (see Note 13).  The prepayment amount represents discounts on future drilling services, or cash if the Company does not use the prepaid drilling services, to be provided by Timberline Drilling to the Company between November 2011 and November 2016.  As of March 31, 2012 none of the prepaid drilling services had been used by the Company.

NOTE 7 – AVAILABLE-FOR-SALE EQUITY SECURITY:

Available-for-sale equity security is comprised of 2,980,000 shares of common stock in Rae-Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity security:

	March 31,	September 30,
	2012	2011
Cost	$ 50,000	$ 50,000
Unrealized Gain	546,000	486,400
Fair Value	$ 596,000	$ 536,400

Management has determined the best measure of fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of March 31, 2012 and September 30, 2011, which was $0.20 and $0.18 per share, respectively.

RWMC is a related party to the Company (see Note 8).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS:

a.

Juniper Resources, LLC

The Company had a convertible note payable to Juniper Resources, LLC, a company controlled by Ron Guill, a director.  Information regarding the convertible note payable is as follows at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011

Juniper Resources, LLC	$-	$5,000,000
Accrued interest on convertible note payable to Juniper Resources, LLC	$-	$41,667

During the quarter ended December 31, 2011, subsequent to the Company’s sale of Timberline Drilling, Inc., the convertible note and all accrued interest was repaid in full and all related agreements were cancelled (see Note 13).

b.

Butte Highlands Joint Venture Agreement

In 2009, the Company entered into the Operating Agreement with Highland, an entity controlled by Ron Guill, a director of the Company, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (see Note 4). Under the terms of the Operating Agreement, the Company contributed its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

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

At March 31, 2012 and September 30, 2011, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $22,048 and $97,626, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at March 31, 2012 and September 30, 2011.

Subsequent to March 31, 2012, the Company announced that it has signed a non-binding letter of intent to increase its ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent (see Note 15).

c.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 13% of the issued and outstanding stock of RWMC as of March 31, 2012 and September 30, 2011.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The following table summarizes activity in the Company’s ARO:

	Six months ended March 31, 2012	Year ended September 30, 2011

Beginning balance	$114,125	$259,467
Obligations incurred	-	110,000
Obligations released	-	(250,089)
Revision of previous accretion expense	-	(12,504)
Accretion expense	2,819	7,251
Ending balance	$116,944	$114,125

NOTE 10 – INCOME TAXES:

Significant components of income tax benefit during the three and six months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Discontinued operations	-	-	-	-
Total current income tax benefit	-	-	-	-

Deferred:
Federal	-	190,341	-	647,539
Total deferred income tax benefit	-	190,341	-	647,539
Total income tax benefit	$-	$190,341	$-	$647,539

The federal deferred income tax benefit during the three and six months ended March 31, 2011 is realized in the Company’s wholly owned subsidiary, BH Minerals USA, Inc., which is not consolidated with the federal income taxes of the remainder of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s wholly owned Canadian subsidiary, Staccato Gold Resources Ltd.

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

MARCH 31, 2012

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Stock Issued for Services

During the three and six months ended March 31, 2012 no shares of common stock were issued to employees of the Company as incentive bonuses under the Company’s Amended 2005 Equity Incentive Plan.

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

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2011	1,697,308	$1.75
Issued	-	-
Exercised	-	-
Expired	(1,697,308)	(1.75)
Outstanding at March 31, 2012	-	$-

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

NOTE 12 – STOCK OPTIONS:

The Company has established the Amended 2005 Equity Incentive Plan (as amended by shareholders of the Company on May 28, 2010) to authorize the granting of up to 10,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 12 – STOCK OPTIONS, (continued):

The fair value of option awards granted during the six months ended March 31, 2012 and 2011 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

	Six months ended
	March 31, 2012	March 31, 2011
Expected volatility	85.3-95.4%	112.9-113.0%
Weighted-average volatility	90.4%	112.9%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.31-0.37%	1.12-1.29%
Expected forfeiture rate	0%	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Salaries and benefits	$29,000	$363,800	$29,000	$461,132
Other general and administrative expenses	-	344,350	42,000	386,350
Total	$29,000	$708,150	$71,000	$847,482

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2011	6,412,333	$1.01
Granted	200,000	0.62
Exercised	(398,333)	0.34
Expired and forfeited	(602,500)	1.14
Outstanding at March 31, 2012	5,611,500	$1.03
Exercisable at March 31, 2012	5,611,500	$1.03

Weighted average fair value of options granted
during the six months ended March 31, 2012		$0.36

Unrecognized compensation expense related to options at March 31, 2012		$-

Average remaining contractual term of options exercisable at March 31, 2012 (years)		2.55
Average remaining contractual term of options outstanding at March 31, 2012 (years)		2.55

Of the options exercised during the six months ended March 31, 2012, 363,333 were on a cashless basis resulting in the issuance of 127,527 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $11,550 from the exercise of the remaining 35,000 options.  The aggregate intrinsic value of options exercised during the six months ended March 31, 2012 and 2011 was $74,750 and $182,170, respectively.  The aggregate intrinsic value of options both outstanding and exercisable as of March 31, 2012 was $257,400.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The $1,350,000 note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013 (see Note 5).

In conjunction with the sale of Timberline Drilling, the Company repaid its $5,000,000 convertible note and all accrued interest outstanding to Juniper Resources, LLC, a company controlled by Ron Guill, a director of the Company (see Note 8).

During the quarter ended March 31, 2012, the working capital adjustment receivable of $1,657,625 was paid by Timberline Drilling to the Company.

The following table details selected financial information for Timberline Drilling that is included in the income from discontinued operations in the consolidated statements of operations for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenues	$-	$7,437,956	$3,173,633	$12,999,692
Cost of revenues	-	(5,520,760)	(2,300,585)	(10,524,326)
Operating expenses	-	(669,382)	(372,437)	(1,237,259)
Interest and other income	-	183	188	715
Interest expense	-	(27,348)	(16,157)	(56,430)
Net income	-	1,220,649	484,642	1,182,392
Gain on disposal	-	-	1,636,938	-
Net income from discontinued operations	$-	$1,220,649	$2,121,580	$1,182,392

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 13 – DISCONTINUED OPERATIONS, (continued):

The consolidated balance sheet of the Company has assets and liabilities held for sale from Timberline Drilling which were comprised of the following items at March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Cash and cash equivalents	$-	$2,812,053
Accounts receivable	-	2,016,998
Materials and supplies inventory	-	1,521,240
Prepaid expenses and other current assets	-	142,732
Total current assets held for sale	$-	$6,493,023

Property and equipment, net	$-	$5,931,544
Goodwill	-	2,808,524
Total non-current assets held for sale	$-	$8,740,068

Accounts payable	$-	$1,430,743
Accrued expenses	-	185,474
Accrued payroll, benefits and taxes	-	748,682
Current portion of long-term debt	-	285,895
Current portion of obligations under capital leases	-	126,203
Deferred revenue	-	78,970
Total current liabilities held for sale	$-	$2,855,967

Long-term debt, net of current portion	$-	$395,898
Obligations under capital leases, net of current portion	-	220,705
Total non-current liabilities held for sale	$-	$616,603

World Wide Exploration

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for potential use.  The results of operations for the Company’s Mexican subsidiary, World Wide, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Operating expenses	-	-	-	(113,692)
Foreign exchange gain (loss)	-	-	-	(893)
Interest income	-	-	-	3
Interest expense	-	-	-	-
Other income	-	-	-	-
Net loss from discontinued operations, net of tax	$-	$-	$-	$(114,582)

The consolidated balance sheet of the Company has assets held for sale from World Wide of zero and $152,336 at March 31, 2012 and September 30, 2011, respectively.  The balance of assets held for sale at September 30, 2011 consists of $126,686 in materials and supplies inventory and $25,650 in prepaid expenses and other assets.  The sale of Timberline Drilling in November 2011 included its subsidiary, World Wide.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 14 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, and Eureka, Nevada.

Total office and storage rental expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Mineral exploration expenses	$3,600	$3,600	$7,200	$7,200
Other general and administrative expenses	15,610	12,630	28,240	25,260
Total	$19,210	$16,230	$35,440	$32,460

NOTE 15 – SUBSEQUENT EVENTS:

Subsequent to March 31, 2012, the Company announced that it has signed a non-binding letter of intent to increase its ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent, acquiring the remaining interest from its joint venture partner, Highland (see Notes 4 and 8).  The purchase, which is subject to negotiation and execution of binding definitive documents and other ordinary and customary closing conditions for a transaction of this type, including regulatory approvals, is anticipated to close in the quarter ended June 30, 2012.

The consideration to be paid by the Company to acquire the remaining 50-percent interest is anticipated to include $5 million in cash at closing, $2 million in common stock of the Company, valued using the volume weighted average price of common stock of the Company as quoted on the NYSE Amex for the 20 business days preceding closing (the number of shares not to exceed 5% of Timberline’s issued and outstanding shares of common stock); a Net Smelter Royalty (“NSR”) of 5% on the first 250,000 ounces of gold production from Butte Highlands, and a 2% NSR on gold production from Butte Highlands in excess of 250,000 ounces. In addition, Highland Mining will cancel its loan balance, including accrued interest, due from BHJV pursuant to a promissory note dated July 22, 2009 for more than $24 million of development costs incurred at the project to-date.

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

• factors expected to impact our results of operations

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

• risks related to our Canadian regulatory requirements;  and

• risks related to our shares of common stock

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2011.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), the Company had no reported revenues and only had accumulated losses. In June 2010, the Company acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and enables the Company to focus exclusively on its core business of gold exploration and development.

Corporate Overview

Timberline Resources Corporation’s business is mineral exploration, with a focus on district-scale gold projects, such as our South Eureka Property in Nevada as well as our 50% carried-to-production interest in the Butte Highlands joint venture, which is currently in development under the terms of our 50/50 joint venture agreement with Highland and targeted to begin gold production in 2012.

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

During the quarter ended March 31, 2012 we completed additional geologic and mineralization interpretations based on drilling completed in 2011 at the South Adit and South Lookout Mountain Target areas. This interpretive work was delivered to MDA for resource modeling and estimation. Additional geologic modeling, based on historic data acquired in late 2011 and drilling in the 2011 field season, was completed in house for the Windfall area as a necessary step in the due diligence for the purchase of the Windfall patented claims that occurred during the quarter.  Planning and budgeting for the 2012 field season was also completed during the quarter.

Subsequent to March 31, 2012 we released updated mineralization details on the Lookout Mountain Project. We expect an updated NI 43-101 technical report to be filed during the quarter ended June 30, 2012.  As a result of the most recently completed exploration program, we have successfully extended the gold zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and have expanded gold mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the current reported mineralization at the Lookout Mountain Project.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland, we continue to advance the Butte Highlands Gold Project toward an expected commencement of production in 2012, subject to receipt of necessary financing to complete development priorities, as discussed below.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland was able to complete an initial mine plan and obtain necessary data for the completion of the Hard Rock Operating Permit application.  The mine plan anticipates production of approximately 400 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

The application for our Hard Rock Operating Permit was initially submitted to the Montana Department of Environmental Quality (“MDEQ”) in May 2010. As a result of hydrological studies performed since that time, it has become evident that there will be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project is expected to require an additional water discharge permit by the State of Montana and the construction of additional water treatment facilities.  An application for this water discharge permit was submitted to the MDEQ on March 30, 2012.

Subsequent to March 31, 2012, Highland resubmitted the application for a Hard Rock Operating Permit with additional information and responses to questions from the MDEQ arising from the initial application submission in 2010.  Consequently, Highland is now targeting the issuance of the Hard Rock Operating Permit and the commencement of shipments to the mill in 2012. Highland is also working with the United States Forest Service and the public to evaluate and permit a haulage route from the mine site.

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

Subsequent to March 31, 2012, we signed a non-binding letter of intent to increase our ownership stake in the Butte Highlands gold project from 50-percent to 100-percent, acquiring the remaining interest from our joint venture partner, Highland.  The purchase, which is subject to negotiation and execution of binding definitive documents and other ordinary and customary closing conditions for a transaction of this type, including regulatory approvals, is anticipated to close in the second calendar quarter of 2012.  The consideration to be paid by us to acquire the remaining 50-percent interest is anticipated to include $5 million in cash at closing, $2 million in shares of our common stock, valued using the volume weighted average price of our common stock as quoted on the NYSE Amex for the 20 business days preceding closing (the number of shares not to exceed in any case 5% of our issued and outstanding shares of common stock); a NSR of 5% on the first 250,000 ounces of gold production from Butte Highlands, and a 2% NSR on gold production from Butte Highlands in excess of 250,000 ounces. In addition, Highland will cancel its loan balance, including accrued interest, due from BHJV pursuant to a promissory note dated July 22, 2009 for more than $24 million of development costs incurred at the project to-date.  There is no assurance that the purchase of the remaining membership interests of BHJV from Highland will be completed by the second calendar quarter of 2012 or at all.

Our development priorities at the Butte Highlands Gold Project, in preparation for the anticipated commencement of operations later this year include:

•

Successful issuance of Water Discharge and Hard Rock Operating permits;

•

Installation of a second dewatering well and reverse osmosis water treatment plant;

•

Completion of initial reporting to NI 43-101 standards;

•

Continued underground development, both for production access and for an additional drill program to continue delineating mineralized zones to NI 43-101 standards;

•

Evaluation and potential extraction of 10,000 ton bulk sample of mineralized material;

•

Finalization of ore purchase agreement with a local milling facility.

We anticipate that the completion of our development priorities, up to the commencement of production, from the Butte Highlands Gold Project will require approximately $10 to $15 million in capital expenditures.  We expect to fund this pre-production development through a combination of equity and/or debt financing.

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

As a company, we are focused on advancing the Butte Highlands Gold Project toward expected gold production in 2012, subject to receipt of necessary financing to complete development priorities, as discussed above, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada, and continuing to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe that management and the Company’s board of directors have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and we continue to do so.

Results of Operations for the Three and Six Month Periods ended March 31, 2012 and 2011

Consolidated Results

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Loss from continuing operations	$(1,099,551)	(1,934,927)	$(2,766,990)	$ (3,785,575)
Income from discontinued operations	-	1,220,649	2,121,580	1,067,810
Net income (loss)	$(1,099,551)	(714,278)	$(645,410)	$ (2,717,765)

Our consolidated net loss for the three months ended March 31, 2012 was $1,099,551 compared to a consolidated net loss of $714,278 for the three months ended March 31, 2011.   The year over year increase in net loss during the quarter ended March 31, 2012 is primarily attributable to the absence of income from our subsidiary, Timberline Drilling, which was sold in November 2011.  This increase in net loss was partially offset by reduced exploration expenses and lower stock option expense during the quarter ended March 31, 2012.

Our consolidated net loss for the six months ended March 31, 2012 was $645,410 compared to a consolidated net loss of $2,717,765 for the six months ended March 31, 2011.   The year over year improvement in net loss during the year to date is primarily attributable to a $1,636,938 gain on the sale of our subsidiary, Timberline Drilling, along with reduced exploration expenses and lower stock option expense compared to the previous year, offset by a reduction in income earned by Timberline Drilling prior to its disposition in November 2011 as compared to income earned by Timberline Drilling in the six months ended March 31, 2011, and the absence of an income tax benefit in the current period.

The income tax benefit during the three and six months ended March 31, 2011 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Timberline Corporate and Exploration Division

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Exploration expenses :
South Eureka/Lookout Mountain	$313,711	$682,778	$1,217,054	$2,013,631
Butte Highlands	13,953	200	13,953	37,492
Other exploration properties	125,976	108,872	278,193	233,966
Total exploration expenditures	453,640	791,850	1,509,200	2,285,089
Non-cash expenses:
Stock option and stock issuance expense	29,000	708,150	71,000	886,686
Depreciation, amortization and accretion	16,570	2,984	34,012	(512)
Total non-cash expenses	45,570	711,134	105,012	886,174
Professional fees expense	39,559	100,266	188,828	194,519
Interest expense	-	131,818	71,274	263,636
Interest and other income	(36,437)	(4,646)	(58,023)	(11,349)
Other general and administrative expenses	597,219	394,846	950,699	815,045
Income tax benefit	-	(190,341)	-	(647,539)
Net loss from continuing operations	$(1,099,551)	$(1,934,927)	$(2,766,990)	$(3,785,575)

The decrease in the after tax net loss for Timberline Corporate and the Exploration division for both the three and six months ended March 31, 2012 as compared to the previous year’s after tax net loss in the same periods is primarily a result of the timing of mineral exploration activities at our Lookout Mountain Project in Nevada as compared to the same periods in the previous year.  Stock option and issuance expenses were also reduced considerably in the three and six months ended March 31, 2012 as compared to the previous year, as stock options were granted to all directors, officers, employees and a consultant in the prior year.  Interest expense for the quarter and year to date ended March 31, 2012 was less than the comparative periods in the previous year as the Company repaid its outstanding $5 million convertible debt during the quarter ended December 31, 2011.

The income tax benefit during the three and six months ended March 31, 2011 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

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

During the quarter ended March 31, 2012, the working capital adjustment receivable of $1,657,625 was paid by Timberline Drilling to the Company.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide.  World Wide’s drill rigs and related assets were moved back to the U.S. where they were available for use by Timberline Drilling.  The sale of Timberline Drilling in November 2011 included its subsidiary, World Wide.

The following table details selected financial information included in the income from discontinued operations in the Company’s consolidated statement of operations for the three and six months ended March 31, 2012 and 2011.

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues	$-	$7,437,956	$3,173,633	$12,999,692
Cost of revenues	-	(5,520,760)	(2,300,585)	(10,524,326)
Operating expenses	-	(669,382)	(372,437)	(1,350,951)
Interest and other income (expense)	-	183	188	(175)
Interest expense	-	(27,348)	(16,157)	(56,430)
Net income	$-	$1,220,649	$484,642	$1,067,810
Gain on disposal	-	-	1,636,938	-
Income from discontinued operations	$-	$1,220,649	$2,121,580	$1,067,810

Financial Condition and Liquidity

At March 31, 2012, we had assets of $23,093,970 consisting of cash in the amount of $5,227,567; property, mineral rights and equipment, net of depreciation of $13,563,899; a note receivable of $1,350,000, and other assets in the amount of $2,952,504.

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

At March 31, 2012, the Company has a working capital surplus of $5,072,942.  As of the date of filing of this report, the Company has no outstanding debt and a cash balance of approximately $4.8 million.

In April 2012, we signed a non-binding letter of intent to increase our ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent, acquiring the remaining interest from our joint venture partner, Highland, as described in more detail above.  The consideration to be paid by us to acquire the remaining 50-percent interest is anticipated to include $5 million in cash at closing.  Further, we anticipate that we will require an additional $10 million to $15 million in available capital to fund the development priorities at the Butte Highlands Gold Project, as described above, $3 million to continue our planned exploration program on our South Eureka property, and $1.5 million for general and administrative expenses.

Our current working capital is not sufficient to meet these requirements, and we will require additional financing to continue our operations as currently planned.  We anticipate meeting our additional capital needs through equity and/or debt financings.  Such additional capital may not be available to us on acceptable terms or at all.  If we are unable to raise sufficient capital, we may be required to restructure or abandon our acquisition of Highland’s interest in the Butte Highlands Gold Project, cut back on planned development and exploration expenses, and/or reduce general and administrative expenses.

Management expects to closely monitor discretionary exploration expenditures and professional and consulting expenses over the next 12 months, while potentially exploring additional financing through sales of equity securities and/or debt.  We plan to close the acquisition of Highland’s interest in the Butte Highlands Gold Project and, if and when such acquisition is completed, to complete development of the Butte Highlands Gold Project and commence production.  We also plan to continue exploration programs on our material exploration properties and to seek additional acquisition opportunities.

As a result of our current cash balance and our ability to restructure or abandon the Butte Highlands Gold Project acquisition, delay development at the Butte Highlands Gold Project, and curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet the Company’s ongoing operating expenses for the next 12 months.  Additional financing will be required for the Company to fully implement its current plan of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the President and Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation, or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011 which was filed with the SEC on December 15, 2011.

We will require additional financing to complete the acquisition of Highland Mining LLC’s  interest in the Butte Highlands Gold Project and to continue development of the project to production.

 In April 2012, we signed a non-binding letter of intent to increase our ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent, acquiring the remaining interest from our joint venture partner, Highland Mining LCC..  The consideration to be paid by us to acquire the remaining 50-percent interest is anticipated to include $5 million in cash at closing.  Our current working capital is not sufficient to meet this cash payment requirement and we will require additional financing to complete the acquisition and develop the project to production.  We anticipate meeting our additional capital needs through equity and/or debt financings.  Such additional capital may not be available to us on acceptable terms or at all.  If we are unable to raise sufficient capital, we may be required to restructure or abandon our acquisition and/or cut back or delay planned development at the project.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2012, the Company acquired 19 patented mining claims covering 211 acres on its South Eureka property near Eureka, Nevada.  The claims were acquired in exchange for $400,000 cash as well as 919,935 shares of common stock of the Company with a value of $500,000, based upon the weighted average closing price of the Company’s common stock on the NYSE Amex during the 15 days prior to the acquisition.

The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities and/or Rule 506 of Regulation D under the Securities Act and the exclusion from the registration requirements of the Securities Act provided by Regulation S under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2012, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

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

Date:  May 7, 2012

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  May 7, 2012