Form 10-Q
period 2012-06-30
Timberline Resources Corp
filed 2012-08-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Number of shares of issuer’s common stock outstanding at August 10, 2012: 62,271,879

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 4. CONTROLS AND PROCEDURES

23

PART II — OTHER INFORMATION

24

ITEM 1. LEGAL PROCEEDINGS.

24

ITEM 1A. RISK FACTORS

24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

24

ITEM 4.  MINE SAFETY DISCLOSURES

24

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 16

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$3,740,622	$1,827,896
Prepaid expenses and other current assets	631,580	358,962
Note receivable	1,350,000	-
Current portion of deferred financing cost with related party, net	-	15,909
Assets held for sale – current	-	6,645,359
TOTAL CURRENT ASSETS	5,722,202	8,848,126

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	13,586,233	12,619,092

OTHER ASSETS:
Prepaid drilling services	1,038,602	-
Investment in joint venture	642,450	642,450
Restricted cash	639,422	438,336
Deposits and other assets	129,500	153,094
Available-for-sale securities (cost: $50,000)	298,000	536,400
Assets held for sale – non-current	-	8,740,068
TOTAL OTHER ASSETS	2,747,974	10,510,348
TOTAL ASSETS	$22,056,409	$31,977,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$856,782	$419,524
Accrued expenses	144,859	233,417
Accrued payroll, benefits and taxes	49,584	41,820
Accrued interest on convertible note payable to related party	-	41,667
Convertible note payable to related party	-	5,000,000
Liabilities held for sale – current	-	2,855,967
TOTAL CURRENT LIABILITIES	1,051,225	8,592,395

LONG-TERM LIABILITIES:
Asset retirement obligation	118,387	114,125
Liabilities held for sale – non-current	-	616,603
TOTAL LONG-TERM LIABILITIES	118,387	730,728

COMMITMENTS (NOTE 14)		-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 62,271,879 and 61,189,417 shares issued and outstanding, respectively	62,272	61,189
Additional paid-in capital	56,198,035	55,317,568
Accumulated deficit	(31,678,445)	(33,210,714)
Accumulated deficit during the exploration stage	(3,943,065)	-
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	248,000	486,400
TOTAL STOCKHOLDERS' EQUITY	20,886,797	22,654,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,056,409	$31,977,566

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Nine months ended		From Inception of Exploration Stage November 9, 2011 through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	1,155,033	480,996	2,664,232	2,766,085	2,258,292
Gain on lease of mineral rights	(75,000)	-	(75,000)	-	(75,000)
Salaries and benefits	345,043	162,586	878,993	953,549	828,681
Professional fees expense	57,612	22,872	246,440	217,391	212,476
Insurance expense	22,490	22,578	73,854	63,263	72,115
Other general and administrative expenses	295,160	194,653	765,558	1,064,224	710,333
TOTAL OPERATING EXPENSES	1,800,338	883,685	4,554,077	5,064,512	4,006,897

LOSS FROM OPERATIONS	(1,800,338)	(883,685)	(4,554,077)	(5,064,512)	(4,006,897)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(714)	(358)	(488)	7,678	100
Interest income	35,666	2,740	93,463	6,053	93,340
Related party interest expense	-	(131,818)	(71,274)	(395,454)	(29,608)
TOTAL OTHER INCOME (EXPENSE)	34,952	(129,436)	21,701	(381,723)	63,832

LOSS BEFORE INCOME TAXES	(1,765,386)	(1,013,121)	(4,532,376)	(5,446,235)	(3,943,065)

INCOME TAX BENEFIT	-	123,034	-	770,573	-

LOSS FROM CONTINUING OPERATIONS	(1,765,386)	(890,087)	(4,532,376)	(4,675,662)	(3,943,065)

DISCONTINUED OPERATIONS:
Income, net of taxes	-	1,418,286	484,642	2,486,096	-
Gain on disposal	-	-	1,636,938	-	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	1,418,286	2,121,580	2,486,096	-

NET INCOME (LOSS)	(1,765,386)	528,199	(2,410,796)	(2,189,566)	(3,943,065)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale securities	(298,000)	(238,400)	(238,400)	89,400	(238,400)
COMPREHENSIVE INCOME (LOSS)	$(2,063,386)	$289,799	$(2,649,196)	$(2,100,166)	$(4,181,465)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.03)	$(0.01)	$(0.07)	$(0.08)
DISCONTINUED OPERATIONS	-	0.02	0.03	0.04
NET INCOME (LOSS) PER SHARE	$(0.03)	$0.01	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	62,271,879	61,153,924	61,635,924	58,132,492

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended June 30,		From Inception of Exploration Stage November 9, 2011 Through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,410,796)	$(2,189,566)	$(3,943,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	179,321	1,255,702	42,859
Stock based compensation	370,000	893,686	328,000
Accretion of asset retirement obligation	4,262	(6,628)	4,262
Amortization of deferred financing cost with related party	15,909	20,455	15,909
Gain on lease of mineral rights	(75,000)	-	(75,000)
Gain on sale of discontinued operations	(1,636,938)	-	-
Loss on disposal of equipment	-	4,573	-
Deferred income taxes	-	(770,573)	-
Loss on disposal of assets held for sale	-	10,455	-
Changes in assets and liabilities:
Accounts receivable	1,837,928	(1,662,973)	-
Materials and supplies inventory	1,577,703	(416,205)	-
Prepaid drilling service, prepaid expenses and other current assets, deposits and other assets	189,670	(42,962)	(210,142)
Accounts payable	(1,141,011)	(391,707)	455,836
Accrued expenses	(252,074)	(299,746)	144,859
Accrued payroll, benefits and taxes	(659,427)	325,169	49,584
Deferred revenue	(78,970)	83,950	-
Accrued interest on convertible note payable to related party	(41,667)	-	-
Receivable from sale of discontinued operations	-	-	1,657,625
Net cash used by operating activities	(2,121,090)	(3,186,370)	(1,529,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	8,000,000	-	-
Purchase of property, mineral rights and equipment	(560,000)	(912,214)	(526,000)
Change in restricted cash	(201,086)	(25,056)	(201,086)
Proceeds from sale of equipment	-	8,335	-
Proceeds from sale of assets held for sale	-	156,500	-
Change in investment in joint venture		(21,450)
Net cash provided (used) by investing activities	7,238,914	(793,885)	(727,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible note payable to related party	(5,000,000)	-	(5,000,000)
Payments on long term debt	(681,793)	(234,780)	-
Payments on capital leases	(346,908)	(239,378)	-
Proceeds from exercise of stock options	11,550	49,050	11,550
Proceeds from issuance of stock, net of stock offering costs	-	4,568,987	-
Payments on customer advances	-	(150,000)	-
Net cash provided (used) by financing activities	(6,017,151)	3,993,879	(4,988,450)

Net increase (decrease) in cash and cash equivalents	(899,327)	13,624	(7,244,809)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE AT BEGINNING OF PERIOD	2,812,053	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,827,896	4,638,674	10,985,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,740,622	$4,652,298	$3,740,622

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note receivable from sale of discontinued operations	$1,350,000	$-	$-
Prepaid drilling services from sale of discontinued operations	1,100,000	-	-
Common stock issued for mineral rights purchase	500,000	-	500,000
Available-for-sale securities received from lease of mineral rights	50,000	-	50,000
Long term debt issued for property, mineral rights and equipment purchase	-	41,600	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2012.  All amounts presented are in U.S. dollars.

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

c.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net income (loss).

d.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2012 and 2011, would be as follows:

	June 30, 2012	June 30, 2011

Stock options	6,711,500	6,634,833
Warrants	-	8,050,375
Convertible debt	-	3,333,333
Total possible dilution	6,711,500	18,018,541

At June 30, 2012 and 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and September 30, 2011, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2012	September 30, 2011	Input Hierarchy Level

Assets:
Cash	$3,740,622	$1,827,896	Level 1
Restricted cash	639,422	438,336	Level 1
Available-for-sale securities	298,000	536,400	Level 2

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 4 – INVESTMENT IN JOINT VENTURE (continued):

Under the Operating Agreement, Highland contributed property and agreed to fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The Agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million (the deemed value of the Company’s contribution of property to BHJV), are distributed to Highland out of the proceeds from future mine production.

During the quarter ended June 30, 2012, the Company announced that it had signed a non-binding letter of intent to increase its ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent.  The contemplated consideration in the non-binding letter of intent to acquire the remaining 50-percent interest includes common stock of the Company, the number of shares not to exceed 5% of Timberline’s issued and outstanding shares of common stock as of the date of closing; a Net Smelter Royalty (“NSR”) of 5% on gold production from Butte Highlands; and an unsecured, non-interest bearing promissory note to Highland Mining in the amount of $6 million to be repaid no later than two years subsequent to the commencement of commercial production at Butte Highlands. In addition, Highland Mining will cancel its loan balance, including accrued interest, due from Butte Highlands JV, LLC pursuant to a promissory note dated July 22, 2009 for more than $24-million of development costs incurred at the project to-date.  The purchase is anticipated to close prior to September 30, 2012.

NOTE 5 – NOTE RECEIVABLE:

The Company has a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 13).  The  note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.

NOTE 6 – PREPAID DRILLING SERVICES:

The Company obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling (see Note 13).  The prepayment amount represents discounts on future drilling services, or cash if the Company does not use the prepaid drilling services, to be provided by Timberline Drilling to the Company between November 2011 and November 2016.

The following table summarizes activity in the Company’s prepaid drilling services:

	Nine months ended June 30, 2012	Year ended September 30, 2011
Beginning balance	$-	$-
Prepaid drilling services acquired	1,100,000	-
Prepaid drilling services used	(61,398)	-
Ending balance	$1,038,602	$-

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES:

Available-for-sale equity securities are comprised of 2,980,000 shares of common stock in Rae-Wallace Mining Company (“RWMC”) which have been valued as described below.  The following table summarizes the Company’s available-for-sale equity securities:

	June 30,	September 30,
	2012	2011
Cost	$ 50,000	$ 50,000
Unrealized Gain	248,000	486,400
Fair Value	$ 298,000	$ 536,400

Management has determined the best measure of RWMC fair value to be the bid price of RWMC stock as quoted by the market maker in the stock as of June 30, 2012 and September 30, 2011, which was $0.10 and $0.18 per share, respectively.  RWMC is a related party to the Company (see Note 8).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS:

a.

Juniper Resources, LLC

The Company had a convertible note payable to Juniper Resources, LLC, a company controlled by Ron Guill, a director.  Information regarding the convertible note payable is as follows at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

Juniper Resources, LLC	$-	$5,000,000
Accrued interest on convertible note payable to Juniper Resources, LLC	$-	$41,667

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

At June 30, 2012 and September 30, 2011, the Company has a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $525,121 and $97,626, respectively.  This amount is included in prepaid expenses and other current assets on the consolidated balance sheets at June 30, 2012 and September 30, 2011.

During the quarter ended June 30, 2012, the Company announced that it has signed a non-binding letter of intent to increase its ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent (see Note 4).

c.

Rae Wallace Mining Company

The Company is an affiliate of Rae Wallace Mining Company (“RWMC”), as it holds approximately 13% of the issued and outstanding stock of RWMC as of June 30, 2012 and September 30, 2011.

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

JUNE 30, 2012

NOTE 9 – ASSET RETIREMENT OBLIGATION, (continued):

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

The following table summarizes activity in the Company’s ARO:

	Nine months ended June 30, 2012	Year ended September 30, 2011

Beginning balance	$114,125	$259,467
Obligations incurred	-	110,000
Obligations released	-	(250,089)
Revision of previous accretion expense	-	(12,504)
Accretion expense	4,262	7,251
Ending balance	$118,387	$114,125

NOTE 10 – INCOME TAXES:

Significant components of income tax benefit during the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Discontinued operations	-	-	-	-
Total current income tax benefit	-	-	-	-

Deferred:
Federal	-	123,034	-	770,573
Total deferred income tax benefit	-	123,034	-	770,573
Total income tax benefit	$-	$123,034	$-	$770,573

The federal deferred income tax benefit during the three and nine months ended June 30, 2011 is realized in the Company’s wholly owned subsidiary, BH Minerals USA, Inc., which is not consolidated with the federal income taxes of the remainder of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s wholly owned Canadian subsidiary, Staccato Gold Resources Ltd.

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

JUNE 30, 2012

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Stock Issued for Services

During the three and nine months ended June 30, 2012 no shares of common stock were issued to employees of the Company as incentive bonuses under the Company’s Amended 2005 Equity Incentive Plan.

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

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2011	1,697,308	$1.75
Issued	-	-
Exercised	-	-
Expired	(1,697,308)	(1.75)
Outstanding at June 30, 2012	-	$-

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 12 – STOCK OPTIONS, (continued):

The fair value of option awards granted during the nine months ended June 30, 2012 and 2011 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

	Nine months ended
	June 30, 2012	June 30, 2011
Expected volatility	83.7-95.4%	112.9-113.0%
Weighted-average volatility	84.7%	112.9%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.31-0.43%	1.12-1.29%
Expected forfeiture rate	0%	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Salaries and benefits	$195,000	$7,000	$224,000	$468,132
Other general and administrative expenses	104,000	-	146,000	386,350
Total	$299,000	$7,000	$370,000	$854,482

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2011	6,412,333	$1.01
Granted	1,350,000	0.51
Exercised	(398,333)	0.34
Expired and forfeited	(652,500)	1.28
Outstanding at June 30, 2012	6,711,500	$0.92
Exercisable at June 30, 2012	6,711,500	$0.92

Weighted average fair value of options granted
during the nine months ended June 30, 2012		$0.27

Unrecognized compensation expense related to options at June 30, 2012		$-

Average remaining contractual term of options exercisable at June 30, 2012 (years)		2.74
Average remaining contractual term of options outstanding at June 30, 2012 (years)		2.74

Of the options exercised during the nine months ended June 30, 2012, 363,333 were on a cashless basis resulting in the issuance of 127,527 shares based on the current price of the Company’s stock on the date of exercise.  The Company received $11,550 from the exercise of the remaining 35,000 options.  The aggregate intrinsic value of options exercised during the nine months ended June 30, 2012 and 2011 was $74,750 and $185,389, respectively.  The aggregate of options both outstanding and exercisable as of June 30, 2012 had no intrinsic value.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The following table details selected financial information for Timberline Drilling that is included in the income from discontinued operations in the consolidated statements of operations for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenues	$-	$8,619,303	$3,173,633	$21,618,995
Cost of revenues	-	(6,493,682)	(2,300,585)	(17,018,008)
Operating expenses	-	(680,478)	(372,437)	(1,917,737)
Interest and other income (expense)	-	(6,234)	188	(5,519)
Interest expense	-	(20,623)	(16,157)	(77,053)
Net income	-	1,418,286	484,642	2,600,678
Gain on disposal	-	-	1,636,938	-
Net income from discontinued operations	$-	$1,418,286	$2,121,580	$2,600,678

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 13 – DISCONTINUED OPERATIONS, (continued):

The consolidated balance sheet of the Company has assets and liabilities held for sale from Timberline Drilling which were comprised of the following items at June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011
Cash and cash equivalents	$-	$2,812,053
Accounts receivable	-	2,016,998
Materials and supplies inventory	-	1,521,240
Prepaid expenses and other current assets	-	142,732
Total current assets held for sale	$-	$6,493,023

Property and equipment, net	$-	$5,931,544
Goodwill	-	2,808,524
Total non-current assets held for sale	$-	$8,740,068

Accounts payable	$-	$1,430,743
Accrued expenses	-	185,474
Accrued payroll, benefits and taxes	-	748,682
Current portion of long-term debt	-	285,895
Current portion of obligations under capital leases	-	126,203
Deferred revenue	-	78,970
Total current liabilities held for sale	$-	$2,855,967

Long-term debt, net of current portion	$-	$395,898
Obligations under capital leases, net of current portion	-	220,705
Total non-current liabilities held for sale	$-	$616,603

World Wide Exploration

In September 2010, the Company ceased its drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for potential use.  The results of operations for the Company’s Mexican subsidiary, World Wide, have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Operating expenses	-	-	-	(113,692)
Foreign exchange gain (loss)	-	-	-	(893)
Interest income	-	-	-	3
Interest expense	-	-	-	-
Other income	-	-	-	-
Net loss from discontinued operations, net of tax	$-	$-	$-	$(114,582)

The consolidated balance sheet of the Company has assets held for sale from World Wide of zero and $152,336 at June 30, 2012 and September 30, 2011, respectively.  The balance of assets held for sale at September 30, 2011 consists of $126,686 in materials and supplies inventory and $25,650 in prepaid expenses and other assets.  The sale of Timberline Drilling in November 2011 included its subsidiary, World Wide.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 14 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, Elko, Nevada and Eureka, Nevada.

Total office and storage rental expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Mineral exploration expenses	$11,100	$3,600	$18,300	$10,800
Other general and administrative expenses	12,000	12,630	40,240	37,890
Total	$23,100	$16,230	$58,540	$48,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes which appear elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects, such as our South Eureka Property in Nevada as well as our 50% carried-to-production interest in the Butte Highlands joint venture, which is currently in development under the terms of our 50/50 joint venture agreement with Highland and targeted to begin gold production in mid-2013.

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

In 2010-2011 we completed an exploration program that culminated in the release of a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report, entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, dated May 2, 2011 (the “Technical Report”).  The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Technical Report details mineralization at the Lookout Mountain Project.

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

During the quarter ended June 30, 2012 we released updated mineralization details on the Lookout Mountain Project and filed an updated NI 43-101 Technical Report.   As a result of the most recently completed exploration program, we have successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and have expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the currently reported mineralization at the Lookout Mountain Project.

In May 2012, we commenced infill drilling at the Lookout Mountain Project, with up to 25,000 feet of development drilling expected to be completed over the next few months.  The current drilling program has multiple objectives, including enhancement of our confidence in the currently reported mineralization, acquisition of samples for metallurgical and geochemistry purposes, as well as hydrological analysis.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland, we continue to advance the Butte Highlands Gold Project toward an expected commencement of production in mid-2013, subject to receipt of necessary financing to complete development priorities, as discussed below.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland was able to complete an initial mine plan and obtain necessary data for the submission of the Hard Rock Operating Permit (“HRO Permit”) application.  The mine plan anticipates production of approximately 400 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

The application for our HRO Permit was initially submitted to the Montana Department of Environmental Quality (“MDEQ”) in May 2010. As a result of hydrological studies performed since that time, it has become evident that there will be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project requires an additional water discharge permit (“MPDES Permit”) to be issued by the State of Montana and the construction of additional water treatment facilities.  An application for the MPDES permit was submitted to the MDEQ on March 30, 2012, with amendments submitted in June 2012.  Subsequent to June 30, 2012 we received a notice of completeness for the MPDES Permit application from the MDEQ, and we expect to receive the MPDES Permit prior to the end of the calendar year.

During the quarter ended June 30, 2012, we resubmitted the application for a HRO Permit with additional information and responses to questions from the MDEQ arising from the initial application submission in 2010.  Consequently, we are now expecting a notice of completeness from the DEQ regarding the HRO Permit in the third calendar quarter of 2012.  With environmental baseline studies substantially complete, issuance of the HRO Permit is expected prior to the end of the second calendar quarter of 2013.  Upon issuance of the HRO Permit, final development activities will commence, with production expected soon thereafter. We are also working with the United States Forest Service and the public to evaluate and permit a haulage route from the mine site.

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

In April 2012, we signed a non-binding letter of intent to increase our ownership stake in the Butte Highlands gold project from 50-percent to 100-percent, acquiring the remaining interest from our joint venture partner, Highland.  The non-binding letter of intent was then amended in May 2012. The purchase, which is subject to negotiation and execution of binding definitive documents and other ordinary and customary closing conditions for a transaction of this type, including regulatory approvals, is anticipated to close in the third calendar quarter of 2012.  The consideration to be paid by us to acquire the remaining 50-percent interest is anticipated to include the issuance of shares of our common stock, not to exceed 5% of our issued and outstanding shares of common stock, at the time of closing; a Net Smelter Return (“NSR”) of 5% on all gold production from Butte Highlands, and a future cash payment to Highland of $6 million to be made no later than two years subsequent to the commencement of commercial production at Butte Highlands. In addition, Highland will cancel its loan balance, including accrued interest, due from BHJV pursuant to a promissory note dated July 22, 2009 for more than $24 million of development costs incurred at the project to-date.  There is no assurance that the purchase of the remaining membership interests of BHJV from Highland will be completed by the third calendar quarter of 2012 or at all.

Our development priorities at the Butte Highlands Gold Project, in preparation for the anticipated commencement of operations in 2013 include:

•

Successful issuance of MPDES Permit and HRO Permit;

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

Other Properties

In June 2012 we entered into two Exploration and Option to Purchase Agreements with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Snowstorm Prospect as well as our Montana Copper-Silver Properties.  Under the terms of the two agreements, Daycon has a five year option to purchase each property for $1.5 million cash.  We received a total of 500,000 shares of Daycon common stock upon execution of the two agreements, with potential stock to be issued under the two agreements of up to 2,400,000 shares of Daycon common stock. Daycon has agreed to make annual minimum exploration expenditure commitments of $250,000 and $200,000 on the Snowstorm Prospect and Montana Copper-Silver Properties, respectively, commencing in June 2014.  Daycon is also responsible for a 3-percent NSR production royalty payable to Timberline, with a standard royalty buy down clause, on the Montana Copper-Silver Properties.  We do not consider these agreements to be material to our business at this time.

During the quarter ended June 30, 2012, we also announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of a large block of patented and unpatented mining claims comprising essentially the entire Seven Troughs gold mining district near Lovelock, Nevada.  Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT, with a standard royalty buy down clause.  We are under no obligation to make exploration expenditures at Seven Troughs and we do not consider the property to be material at this time.

Drilling Services

During the quarter ended December 31, 2011, we completed the sale of our drilling services subsidiary, Timberline Drilling, for total consideration of approximately $15 million. The sale of Timberline Drilling allows us to concentrate on our core business of mineral exploration, with specific attention toward advancing our South Eureka Property and Butte Highlands Project, as described above.

Summary

We believe the global economic environment and monetary situation favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that our business model can continue to advance even if gold prices retreat significantly from current levels.

As a company, we are focused on advancing the Butte Highlands Gold Project toward expected gold production in mid-2013, subject to receipt of the necessary permits and financing to complete development priorities, as discussed above, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada, and continuing to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe that management and our board of directors have the knowledge base to evaluate opportunities – either organically or through mergers and acquisitions – and we continue to do so.

Results of Operations for the Three and Nine Month Periods ended June 30, 2012 and 2011

Consolidated Results

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Exploration expenses :
South Eureka/Lookout Mountain	$1,007,565	$344,158	$2,224,618	$2,357,789
Butte Highlands	-	-	13,953	37,492
Other exploration properties	147,468	136,838	425,661	370,804
Total exploration expenditures	1,155,033	480,962	2,664,232	2,766,085
Non-cash expenses:
Stock option and stock issuance expense	299,000	7,000	370,000	893,686
Depreciation, amortization and accretion	13,108	12,732	47,120	15,346
Total non-cash expenses	312,108	19,732	417,120	909,032
Professional fees expense	57,612	22,578	246,440	217,097
Interest expense	-	131,818	71,274	395,454
Interest and other income	(109,952)	(2,382)	(167,975)	(13,731)
Other general and administrative expenses	350,585	360,379	1,301,285	1,172,298
Income tax benefit	-	(123,034)	-	(770,573)
Net loss from continuing operations	$(1,765,386)	$(890,087)	$(4,532,376)	$(4,675,662)
Income from discontinued operations	-	1,418,286	2,121,580	2,486,096
Net income (loss)	$(1,765,386)	$528,199	$(2,410,796)	$(2,189,566)

Our consolidated net loss for the three months ended June 30, 2012 was $1,765,386 compared to a consolidated net income of $528,199 for the three months ended June 30, 2011.   The year over year difference is primarily attributable to the absence of income from our subsidiary, Timberline Drilling, which was sold in November 2011 as well as increased exploration expenses and higher stock option expense during the quarter ended June 30, 2012.  Our exploration expenses at South Eureka were higher in the quarter ended June 30, 2012 as compared to the same quarter in 2011 primarily due to commencing significant exploration work earlier in the 2012 quarter.

Our consolidated net loss for the nine months ended June 30, 2012 was $2,410,796 compared to a consolidated net loss of $2,189,566 for the nine months ended June 30, 2011.   The year over year increase in net loss during the year to date is primarily due to reduced income from our discontinued drilling service operations and the absence of an income tax benefit in the current period, offset somewhat by lower stock option expenses and higher interest and other income.  Interest expense for the quarter and year to date ended June 30, 2012 was less than the comparative periods in the previous year as we repaid our outstanding $5 million convertible debt during the quarter ended December 31, 2011.

The income tax benefit during the three and nine months ended June 30, 2011 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Discontinued Operations - Timberline Drilling and World Wide Exploration

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly-owned subsidiary, Timberline Drilling, Inc.  The results of operations for Timberline Drilling have been reported in discontinued

operations for all periods presented. The sale of Timberline Drilling was completed in November 2011.  Total consideration received included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a working capital adjustment receivable in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by Timberline Drilling to provide discounted drilling services to us or cash with a total value of $1,100,000 over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long term debt and obligations under capital leases of Timberline Drilling.  We recognized a $1,636,938 gain on the sale of Timberline Drilling.

During the quarter ended March 31, 2012, the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.

During the year ended September 30, 2010, due to declining operational and financial results, we decided to cease the operations of Timberline Drilling’s wholly-owned Mexican subsidiary, World Wide.  World Wide’s drill rigs and related assets were moved back to the U.S. where they were available for use by Timberline Drilling.  The sale of Timberline Drilling in November 2011 included our subsidiary, World Wide.

The following table details selected financial information included in the income from discontinued operations in our consolidated statement of operations for the three and nine months ended June 30, 2012 and 2011.

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues	$-	$8,619,303	$3,173,633	$21,618,995
Cost of revenues	-	(6,493,682)	(2,300,585)	(17,018,008)
Operating expenses	-	(680,478)	(372,437)	(2,031,429)
Interest and other income (expense)	-	(6,234)	188	(6,412)
Interest expense	-	(20,623)	(16,157)	(77,050)
Net income	$-	$1,418,286	$484,642	$2,486,096
Gain on disposal	-	-	1,636,938	-
Income from discontinued operations	$-	$1,418,286	$2,121,580	$2,486,096

Financial Condition and Liquidity

At June 30, 2012, we had assets of $22,056,409 consisting of cash in the amount of $3,740,622; property, mineral rights and equipment, net of depreciation of $13,586,233; a note receivable of $1,350,000, and other assets in the amount of $3,379,554.

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

At June 30, 2012, we had a working capital surplus of $4,670,977.  As of the date of filing of this report, we have no outstanding debt and a cash balance of approximately $2.5 million.

In April 2012, we signed a non-binding letter of intent to increase our ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent, acquiring the remaining interest from our joint venture partner, Highland, as described in more detail above.  This non-binding letter of intent was revised in May 2012, as described in more detail above.  We anticipate that we will require an additional $10 million to $15 million in available capital to fund the development priorities at the Butte Highlands Gold Project, as described above; $2.5 million to continue our planned exploration program on our South Eureka property, and $1.5 million for general and administrative expenses.

Our current working capital is not sufficient to meet the requirements of our current plan of operations for the next 12 months, and we will require additional financing to continue our operations as currently planned.  We anticipate meeting our additional capital needs through equity and/or debt financings.  Such additional capital may not be available to us on acceptable terms or at all.  If we are unable to raise sufficient capital, we may be required to cut back on planned development and exploration expenses, and/or reduce general and administrative expenses.

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

As a result of our current cash balance, our ability to delay development at the Butte Highlands Gold Project, and curtail discretionary exploration expenditures as needed, management believes that it has sufficient working capital to meet our ongoing operating expenses for the next 12 months.  Additional financing will be required for us to fully implement our current plan of operations.

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

We review the carrying value of equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from our use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the equipment is used, and the effects of obsolescence, demand, competition, and other economic factors.

Asset Retirement Obligations

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As a result, we have recorded a liability for the fair value of the reclamation costs we expect to incur at our Lookout Mountain Project.  We estimate applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

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

We will require additional financing to continue development of the Butte Highlands Gold Project  to production.

In April 2012, we signed a non-binding letter of intent to increase our ownership stake in the Butte Highlands Gold Project from 50-percent to 100-percent, acquiring the remaining interest from our joint venture partner, Highland Mining LLC.  The non-binding letter of intent was revised in May 2012.  Our current working capital is not sufficient to complete development of the project.  Therefore, we expect that we will require additional financing in order to develop the project to production.  We anticipate meeting our additional capital needs through equity and/or debt financings.  Such additional capital may not be available to us on acceptable terms or at all.  If we are unable to raise sufficient capital, we may be required to cut back or delay planned development at the project.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2012, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

Date:  August 10, 2012

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  August 10, 2012