Form 10-Q/A
period 2012-06-30
Timberline Resources Corp
filed 2012-09-14
CIK 1288750

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

Explanatory Note

The purpose of this Amendment No. 1 to Timberline Resources Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ITEM 6. EXHIBITS.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(2)(3)	XBRL Instance Document
101.SCH(2)(3)	XBRL Taxonomy Extension Schema Document
101.CAL(2)(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)(3)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  September 14, 2012

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  September 14, 2012