Form 10-K
period 2012-09-30
Timberline Resources Corp
filed 2012-12-10
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Delaware	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 East Lakeside Avenue
Coeur d’Alene, Idaho	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NYSE MKT

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2012, the aggregate market value of the 62,271,879 shares of common stock of the registrant issued and outstanding on such date, excluding 6,226,127 shares held by affiliates of the registrant as a group, was $28,583,334. This figure is based on the closing sale price of $0.51 per share of the Registrant’s common stock on March 31, 2012 on the NYSE MKT.

Number of shares of Common Stock outstanding as of December 7, 2012: 62,271,879

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2013 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

TABLE OF CONTENTS

PART I

2

ITEM 1.

DESCRIPTION OF BUSINESS

2

ITEM 1A.

RISK FACTORS

5

ITEM 1B.

UNRESOLVED STAFF COMMENTS

12

ITEM 2.

DESCRIPTION OF PROPERTIES

12

ITEM 3.

LEGAL PROCEEDINGS

28

ITEM 4.

MINE SAFETY DISCLOSURES

28

PART II

29

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

PURCHASES OF EQUITY SECURITIES

29

ITEM 6.

SELECTED FINANCIAL DATA

30

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

30

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

35

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

36

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

59

ITEM 9A.

CONTROLS AND PROCEDURES

59

ITEM 9B.

OTHER INFORMATION

59

PART III

60

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

60

ITEM 11.

EXECUTIVE COMPENSATION

60

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

60

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

60

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

60

PART IV

60

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

60

SIGNATURES

62

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

In July 2007, we closed our purchase of the Butte Highlands Gold Project.  In October 2008, we announced that we had agreed to form a 50/50 joint venture with Small Mine Development (“SMD”) at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (an affiliate of SMD) (“Highland”) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, development began in the summer of 2009, with Highland funding all mine development costs through development. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of net proceeds from future mine production.

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

In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  In November 2011, the sale of Timberline Drilling was completed for a total value of approximately $15 million.

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including Timberline Drilling (where applicable prior to its sale), Staccato Gold and BH Minerals.

Our Competition

The mineral exploration industry is intensely competitive in all phases.  In our mineral exploration activities, we will compete with many companies possessing greater financial resources and technical facilities than we do for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.  We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history.

We cannot assure you that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

Our Offices and Other Facilities

We currently maintain our administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (866) 513-4859 (toll free) or (208) 664-4859.  Timberline also maintains a geological staff office at 1112 River St., Elko, NV 89801.

Our Employees

We are an exploration company and currently have eight employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

Our former subsidiary, Timberline Drilling, had approximately 140 full-time employees in the U.S.  We did not retain any of these employees subsequent to the sale of Timberline Drilling in November of 2011.  Our remaining subsidiaries do not have any employees.  We believe that our relationship with our employees is good.

Regulation

The exploration and mining industries operate in a legal environment that requires permits to conduct virtually all operations. These permits are required by local, state and federal government agencies.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS). Individual states also have various environmental regulatory bodies, such as Departments of Ecology.  Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, a mine operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.  For a more detailed discussion of governmental and environmental regulatory requirements applicable to our mineral exploration business see the section titled “Description of Properties - Overview of Regulatory, Economic and Environmental Issues” below.

Overview of Our Mineral Exploration Business

We are a mineral exploration and development company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  We may enter into joint venture agreements with other companies to fund further exploration and/or development work.  It is our plan to focus on assembling a high quality group of mid-stage mineral (gold, silver, and copper) exploration prospects, using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  We will place geographic emphasis on the western United States.

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our President, Chief Executive Officer and Chairman, Paul Dircksen, as well as our Vice President of Exploration, Steven Osterberg, have experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

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

Portions of our mineral properties are owned by third parties, and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Butte Highlands	Richardson Family Trust	4	60 acres	3% to 4% Net Smelter Royalty (“NSR”); Annual lease payment of $15,000 through 2012 and $20,000 each year thereafter on October 1. Option to purchase property during lease term for $2,000,000.
Snowstorm	Hecla Mining Company	38	750 acres	4% NSR; Annual lease payment of $1,000.
Snowstorm	Snowshoe Mining Company	6	78 acres	3% NSR; Annual lease payment of $15,000.
Spencer	Idaho Department of Lands	Section 6, T12N R36E	640 acres	5% NSR; Annual lease payment of $640.
White Rock	Paul Schmidt & John Thomas	103	2,060 acres	3% NSR; Advance royalty payments, ranging from $20,000 to $50,000 annually; Option to purchase property during lease term for $100,000.
Toole Springs	Bruce W. Miller	201	4,020 acres	3% NSR; Advance royalty payments, ranging from $20,000 to $100,000 annually.
Lookout Mountain	Rocky Canyon Mining Company	373	6,368 acres

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

During the year ended September 30, 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling.  During the year ended September 30, 2012, the sale of Timberline Drilling was completed for a total value of approximately $15 million.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, although the prices of gold and silver have both risen steadily over the past three years.  In 2010, gold traded between approximately $1,058 and $1,421 per ounce, based on the London PM Fix Price.  In 2011, gold traded between approximately $1,319 and $1,895, and in 2012 to date, gold has traded between approximately $1,540 and $1,792 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $1,694 on December 6, 2012.

In 2010, the price of silver per ounce ranged from approximately $15.14 to $30.70, based on the London Fix Price.   In 2011, the price of silver ranged from approximately $26.16 to $48.70 per ounce, and in 2012 to date, silver has traded between approximately $26.67 and $37.23 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $32.83 on December 6, 2012.

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

Estimates of mineralized material are forward-looking statements inherently subject to error. Although mineralization and reserve estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results will inherently differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. We cannot accurately predict the timing and effects of variances from estimated values.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in January 2004.  Since January 2004, we have not yet located any mineral reserve.  As a result, we have not had any revenues from our exploration division. However, we have had a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years.  In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that they will be operated successfully.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•

completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold reserves to support a commercial mining operation;

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•

the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•

compliance with environmental and other governmental approval and permit requirements;

•

the availability of funds to finance exploration, development and construction activities, as warranted;

•

potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•

potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.  There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following losses from continuing operations during each of the following periods:

•

$7,171,572 for the year ended September 30, 2012;

•

$6,835,866 for the year ended September 30, 2011; and

•

$5,843,114 for the year ended September 30, 2010.

We had an accumulated deficit of approximately $38 million as of September 30, 2012. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.   We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

We have not established that any of our mineral properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral properties do not contain any 'reserve' and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  In past years we have been engaged in exploration in northern Idaho, which is currently the site of a Federal Superfund cleanup project. Although we are no longer involved in this or other areas at present, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this Annual Report, we are  not aware of any environmental issues or litigation relating to any of its current or former properties.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration.  A representative sample of exploration companies that are similar to us in size, financial resources and primary objective include such publicly traded mineral exploration companies as Midway Gold Corp. (MDW), General Moly, Inc. (GMO), Klondex Mines Ltd. (KDX.TO), Solitario Exploration and Royalty Corp. (XPL) and Mines Management (MGN).

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

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our own. Any acquisitions would be accompanied by risks. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a potential materialized property may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

Joint ventures and other partnerships in relation to our properties may expose us to risks.

We are currently involved in, and may enter into in the future, joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest, particularly the Butte Highlands project. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common stock.

Risks Related To Our Company

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had four independent directors on our board of directors (Jim Moore, Vance Thornsberry, Robert Martinez, and Troy Fierro).  We have formed three committees to ensure our compliance with the requirements of the NYSE Amex.  We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE Amex.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Paul Dircksen, Randal Hardy Steven Osterberg and Craig Crowell. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

We may not realize the benefits of the Lookout Mountain and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral projects.  We have a large number of such projects, including the Lookout Mountain project.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

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

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are required to comply with Canadian securities regulations and be subject to additional regulatory scrutiny in Canada.

We are a ‘reporting issuer’ in the Canadian provinces of British Columbia and Alberta.  As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings.   Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place tonnage and grade without reference to unit measures.  Accordingly, information concerning descriptions of mineralization, reserves and resources contained in disclosure released outside the United States may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

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

Our common stock is traded on the NYSE MKT and the TSX Venture Exchange.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States and Canada.

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

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale of and issuance of additional shares, including, but not limited to, raising finances to explore our South Eureka property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options granted that are exercisable into 6,304,357 common shares. If all of these were exercised or converted, these would represent approximately 9% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

We are subject to the continued listing criteria of the NYSE MKT and the TSX Venture Exchange (“TSX.V”) and our failure to satisfy these criteria may result in delisting of our shares of common stock ..

Our shares of common stock are currently listed on the NYSE MKT and the TSX.V.  In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to objective standards, the NYSE MKT and the TSX.V may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT or TSX.V inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of the NYSE MKT or TSX.V; if an issuer’s shares of common stock sell at what the NYSE MKT or the TSX.V considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT or TSX.V; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT or TSX.V, in their opinion, inadvisable.

If the NYSE MKT or the TSX.V delists our shares of common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2012, we have acquired mineral prospects for exploration in Nevada, Montana and Idaho mainly for target commodities of gold, silver and copper. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us.  Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

South Eureka (Battle Mountain/Eureka Trend)

We acquired the South Eureka property as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010.  South Eureka comprises an area of approximately 15,000 acres or more than 23 square miles.  The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in the Eureka Mining district within the Battle Mountain – Eureka Mineral Trend, also referred to as the Cortez Trend.

The South Eureka property has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

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

We pay federal and county claim maintenance fees on the South Eureka property.  The Federal claim is due to the BLM by September 1st each year, and the remainder is due to Eureka County by November 1st each year.  The following table summarizes the claims and royalties for the South Eureka property:

South Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000. (Pending legal opinion, additional 2% NSR possible)	Unpatented	378	6,471 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	2,148 acres
Hamburg Ridge Timberline holds title, under lease from DFH, a subsidiary of Royal Gold. Timberline currently pays all claim fees.
Hoosac 4% NSR + 2% NSR + 0.75% NSR	Unpatented	98	1,434 acres
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR + 1% NSR + 1.6% NSR + 0.75% NSR	Unpatented	94	1,707 acres
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc. Draft agreement in place pursuant to which Timberline would acquire the 16 claims, subject to the following royalties: 4% NSR + 2% NSR + 0.75% NSR. The Hoosac/North Amselco lease agreement would then cancel.	Unpatented	16	278 acres
Silverado/TL 12 1%-1.5% NSR pending agreement	Unpatented	47	971 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) (Pending legal opinion, 2% NSR possible)	Unpatented	111	1,937 acres
1% NSR	Patented	6
Windfall Timberline holds title; 4% NSR	Patented	13	166 acres
New York Canyon Timberline holds title; 4% NSR + 1.5% NSR	Unpatented	45	855 acres
3-5% NSR	Patented	2
Total Unpatented Lode Claims		897	14,878 acres
Total Patented Lode Claims		23

We have the right to explore and develop the Lookout Mountain project subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, and amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Advanced royalty payments are $6,000 per month, or $72,000 per annum.  The work commitment on the project has been fulfilled.  A 3.5% net smelter return royalty, plus a 1.5% net smelter return royalty capped at $1.5 million (excludes Trevor and Dave claims) exists on the project.  In addition, a 2% NSR royalty may exist, pending a legal opinion that is forthcoming.

During the year ended September 30, 2012, we acquired the Windfall Patents.  The claims were acquired in exchange for $400,000 cash as well as 919,935 shares of our common stock with a value of $500,000, based upon the weighted average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition.  A 4% net smelter return royalty exists on the project.

The Secret Canyon/Oswego, South Ratto, and New York Canyon projects are owned by us subject to royalty agreements.  Net smelter return royalties up to 5.5% exist on the projects.  Pending a legal opinion that is forthcoming, the same 2% NSR royalty referenced above may exist on the Hiero/Syracuse project.

The Hamburg Ridge project is composed of the Hoosac, North Amselco, and South Rustler/W-claim groups.  The Hoosac and North Amselco claims are owned by us and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc.  No payments are due under the lease agreement.  The South Rustler/W-Claims are owned by DFH Co.  A draft agreement is in place pursuant to which we would acquire the South Rustler/W-Claims, and the Hoosac/North Amselco lease agreement would cancel.  Net smelter return royalties ranging from 6.75% to 7.35% exist on the projects.  We currently pay all of the claim maintenance fees for the Hamburg Ridge project.

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

The methods of collection and analyses of some historical soil and rock samples were not always available in the data, but it is likely that the samples were collected, documented, prepared and analyzed to the standards of professional diligence and analytical techniques applicable at the time.  The importance of a geochemical-geological exploration approach is evidenced by the fact that the drilling of many such anomalies has resulted in significant indications of disseminated gold mineralization.  The Windfall, Rustler, and Paroni deposits on the Windfall claims and the Lookout Mountain group were discovered by drilling soil and rock anomalies in permissive structural and stratigraphic settings.  Drill testing of several geochemical anomalies in permissive geological settings has also resulted in the discovery of several promising zones of gold mineralization on the Hamburg Ridge, Windfall, and Lookout Mountain claim groups.  As yet, these zones have not been fully tested.

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

Scoping Study

Staccato Gold retained SRK Consulting U.S. Inc.(SRK) to complete a preliminary economic scoping study of the Lookout Mountain project in 2007.  The study was not completed when it became evident that more technical data was needed to assess the economics of the project, and that SRK had issues with some of the methodology used in the earlier mineralization estimate.  Specifically, SRK identified that grade shells were not used appropriately to limit tons and grade estimation.  In addition, SRK was of the opinion that insufficient geological constraints were employed in the mineralization estimation which could lead to inflated numbers.  SRK also believed the density values used in the tonnage calculations were too high, and that in its opinion, additional density determinations were required to improve tonnage calculations in the Lookout Mountain mineralized material estimate.

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

We continue to work toward completion of a comprehensive technical work program at our South Eureka property.  A large part of the Lookout Mountain project and Windfall project areas have now been mapped and sampled, including a detailed program conducted over the main mineralization area.  The principal objectives of the mapping and sampling program are to characterize offsets along the main mineralized fault zones at Windfall and Lookout Mountain, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil anomalies.  The mapping program, combined with surface sampling and acquisition of historic data, has provided a clearer understanding of the structures along the Ratto Ridge and Windfall areas, as well as identified several significant new exploration target areas.

Over 400 drill holes have been re-logged along Ratto Ridge to ensure geologic consistency with surface mapping, and based on this work, new geologic cross sections and plans have been constructed for the entire Lookout Mountain deposit.  Geologic grade shells have also been built, and construction of a 3-D model of the geology, based on the results of historic drill re-logging and mapping efforts, is ongoing.  This new work has led to an updated mineralization estimate that resolves past technical issues, and provides us with a plan for advancing the property into the scoping/pre-feasibility study phase following one more round of drilling.

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

Windfall

Staccato Gold initiated detailed mapping and sampling programs and completed a ten hole drill program totaling 8,030 feet at the Windfall Project in October 2009 on the South Eureka property.  The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralization area.  The Windfall project is one of several prospective gold projects on our extensive South Eureka property in Nevada.

Results from the surface mapping program, review of historic production and geologic maps, and drilling indicate that high grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The 2009 drill program tested approximately 3,600 feet of the Windfall fault zone with wide spaced drilling.  The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet based on historic data.

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

Timberline continues to assess the potential of the prospective Windfall fault zone at depth and on strike along the regional trend, with additional surface mapping, sampling, geophysical surveys, and exploration drilling programs planned, including a 6 hole program that was completed during the year ended September 30, 2011.

South Eureka Property Ownership

Staccato amended the Lookout Mountain project lease agreement in June 2008.  The lease term was extended to 20 years, and thereafter for as long as minerals are mined on the project.  Advanced royalty payments are $72,000 per annum.  Pursuant to the amended lease, annual minimum exploration expenditures of $250,000 are required for five years commencing on June 1, 2008, and an additional expenditure of $250,000 is required before June 1, 2016, for a total minimum work commitment of $1,500,000.  Exploration expenditures in excess of $250,000 in any year can be accumulated and carried forward and credited to expenditures required in succeeding years.  We have fulfilled the work commitment on the Lookout Mountain project.

During the year ended September 30, 2012, we acquired the Windfall Patents.  The claims were acquired in exchange for $400,000 cash as well as 919,935 shares of our common stock with a value of $500,000, based upon the weighted average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition.

Other projects that comprise the extensive South Eureka property, including the Secret Canyon/Oswego, South Ratto and New York Canyon projects, and a large portion of the Hamburg Ridge project, are owned by us subject to underlying royalty agreements.  We are in the process of consolidating the ownership of a portion of the Hoosac/North Amselco project that is currently held by another party.

South Eureka Exploration

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

In 2010 and 2011, we completed aggressive exploration work programs totaling approximately $4,800,000 on the South Eureka property.  Program objectives were to obtain sufficient data to complete an initial NI 43-101 compliant technical report, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets.  The 2010-2011 program achieved these corporate objectives through:

•

7,500 feet of core drilling focused primarily for metallurgical scoping studies;

•

30,000 feet of  reverse circulation (RC) drilling directed primarily at resource in-fill definition drilling

•

Drill testing of high grade sulfide lenses within the oxide mineralization to better understand the geologic controls and geometry;

•

Metallurgical testing on core samples to initially define heap leach characteristics and process parameters;

•

Channel sampling and bulk sampling within the historic Lookout Mountain pit for bench-scale metallurgical testing;

•

Identification of additional exploration targets on the South Eureka Property outside of the main Lookout Mountain Project area through detailed geologic mapping and sampling.

An initial technical report entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, compliant with NI 43-101 (“Technical Report”), was completed on May 2, 2011.  The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Technical Report details mineralization at the Lookout Mountain Project.  In addition, significant exploration potential is noted.

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

The NI 43-101 compliant technical report was modeled and estimated by MDA by statistical evaluation of available drill data utilizing geologic interpretations provided by us.  The geologic interpretations were used to constrain gold mineral domains on vertical cross sections spaced at 50- to 100-foot intervals across the extents of the Lookout Mountain mineralization.  The cross sections were rectified to the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization geostatistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

With success in the 2010 and 2011 programs at South Eureka, we initiated and completed approximately $4,200,000 of follow-up work in 2012.  The 2012 program focused on advancement of mineralization, metallurgical, geotechnical, and permitting studies in preparation for a Preliminary Economic Analysis and included:

•

16,965 feet of RC drilling directed at resource in-fill and definition;

•

9,175 foot diamond drilling program focused primarily on obtaining drill core for process metallurgical and geotechnical scoping studies;

•

Drilling and construction of additional groundwater monitoring wells for hydrological characterization;

•

Initiation of geotechnical pit-wall stability, and heap leach pad alternative  studies; and

•

Initiation of additional baseline hydrology and environmental geochemistry studies directed at State and BLM permitting.

Regional exploration was also advanced in the district during 2012.  With previous work, geologic mapping and ground magnetic surveys undertaken during the year complete district wide coverage.

Key successes of the 2012 drill program include demonstration of strong continuity in mineralization at the Lookout Mountain Project, and initial identification of high grade gold mineralization down-dip of the current mineralization.  The final drill results of the 2011 program were successfully incorporated into the NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on May 31, 2012.

The favorable results of the 2012 program dictate that we will proceed with a preliminary economic assessment of the Lookout Mountain Project which is planned for completion in 2013.  Ongoing metallurgical, geotechnical, and environmental studies will be included in this assessment.

In anticipation of a favorable preliminary economic assessment, we plan in 2013 to complete additional detailed engineering and environmental studies to support project prefeasibility analysis.  This analysis would allow expeditious completion of an environmental impact study.   Assuming the availability of funding to undertake our exploration program, we expect that total expenditures on South Eureka during fiscal 2013 will be approximately $6.5 million.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

ICBM Project

The ICBM Joint Venture Project (Timberline/Barrick) is located in the Battle Mountain Mining District, Lander County, Nevada.  The land position consists of 526 hectares (1,300 acres) on BLM administered lands.  The drilling to date has demonstrated that mineralization is present and is localized along the contacts of Cambrian sediments and altered granodiorite.  This style of mineralization is being mined at Newmont’s Fortitude/Phoenix complex to the south.  We are the operator of the joint venture, and currently hold a 72% interest in the project, with Barrick Gold holding the remaining interest.

As of September 30, 2012, we do not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

White Rock Project

In January 2011 we entered into a mining lease, with an option to purchase a 100% interest, for the White Rock property, which encompasses 2,060 acres in the northeastern portion of Elko County, Nevada.  The terms of the agreement to earn a 100% interest include a series of advance royalty payments, ranging from $20,000 to $50,000 annually, a 3% NSR, and an option to purchase all claims comprising the property for $100,000.

The White Rock property is an exploration project encompassing a large, low grade, structurally controlled epithermal gold system with similarities to other well-known Nevada gold deposits such as Sleeper, Paradise Peak and Aurora/Borealis.  Historical exploration during the period from 1988 to 1994 validated widespread gold mineralization within the property.  Since acquiring the property, we have completed detailed geologic mapping, soil and rock chip geochemical sampling, ground magnetics survey, and spectrophotometry surveys.  In addition, planning and permitting is in progress with regulators in anticipation of a future surface drilling program.  However, as of September 30, 2012, we do not consider White Rock to be a material property and no material expenditures are planned at this time.

Toole Springs Project

In August 2011 we entered into a mining lease, with an option to purchase a 100% interest, for the Red Rock Project and Cedar Project, collectively referred to as the Toole Springs Project, which encompasses 4,020 acres along the Carlin Trend in Elko County, Nevada.  The terms of the agreement to earn a 100% interest include a series of advance royalty payments, ranging from $20,000 to $100,000 annually and a 3% NSR.

The Toole Springs Project represents an early stage gold exploration target. It is located in favorable stratigraphy within the Carlin Trend and is a pediment play (gravel covered).  Very limited exploration was completed in 2012 including compilation of historic data, a ground magnetic survey, and biogeochemical sampling.  We anticipate undertaking limited additional surface exploration work on the Project in the future, to be followed by a drilling program.  However, as of September 30, 2012, we do not consider Toole Springs to be a material property and no material expenditures are planned at this time.

Seven Troughs District

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of a large block (3,900 acres) of patented and unpatented mining claims comprising essentially the entire Seven Troughs gold mining district near Lovelock, Nevada.  Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT, with a standard royalty buy down clause.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century.  We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs.  In 2012, following the acquisition, we initiated compilation of historic data, and completed a limited geochemical sampling and spectrophotometry survey within the district.  As of September 30, 2012, we do not consider Seven Troughs to be a material property nor are any material expenditures planned at this time.

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
Miles
Silver Bow County
Township 1 North, Range 7 West, Section 31, 32
Township 1 South, Range 7 West, Section 5, 6

In July 2007, we closed our purchase of the Butte Highlands Gold Project, including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 108,000 shares of our common stock.  The project is located approximately 15 miles south of Butte, Montana in Silver Bow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims situated within Sections 31 and 32, Township 1 North, Range 7 West; Sections 5 and 6, Township 1 South, Range 7 West; and Section 1, Township 1 South, Range 8 West, Montana Principal Meridian.  The property can be accessed utilizing motor vehicle via State Highway 2 and County and US Forest Service maintained, improved surface roads.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.

In October 2008, we announced that we had agreed to form a 50/50 joint venture with Small Mine Development (“SMD”) at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (“Highland”) (an entity controlled by Ron Guill, a director of the Company, to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, development began in the summer of 2009, with Highland funding all costs through development. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.  Under the terms of the operating agreement, filed with this Annual Report as Exhibit 10.18, Highland will have preferential rights with respect to distributions until our investment is deemed equal to the investment by Highland.  During the year ended September 30, 2012, Ron Guill, a director of the Company, sold his interest in Highland to a private corporation unrelated to the Company or to Mr. Guill.

During fiscal 2011, BHJV advanced Butte Highlands towards production through completion of the underground exploration ramp and a 52,000 foot underground core drilling program.  The program was designed to collect definition drill data to facilitate, with our assistance, a mine model for production planning purposes during the early years of the mine’s production life.  In addition, BHJV continued to collect environmental baseline data as part of its application for an operating permit that was initially submitted during the year ended September 30, 2010 with the Montana State Department of Environmental Quality (“MTDEQ”) to commence gold mining operations.  Subsequent to our fiscal year end, but prior to filing this report, we received a notice of completeness and compliance from the MTDEQ, as well as a draft operating permit.  It is anticipated that the MTDEQ will issue the final operating permit in 2013.

Activities at Butte during fiscal 2012 focused on advancing mine permitting.  Supplemental baseline data to support the operating permit application was collected and provided to regulators.  This data included characterization of wetlands, faunal study, surface water hydrology investigations, geochemistry, and an initial project water balance analysis.  In addition, a Montana Pollutant Discharge Elimination System (MPDES) permit application was submitted and officially accepted by the MTDEQ.  This permit is a critical requirement for further underground exploration and mine operation; permit receipt is also anticipated in 2013.

Permitting has also advanced during 2012 with submittal of a Special Use Permit application with the United States Forest Service (“USFS”) for ore haulage road use.  The USFS completed site investigations and continues processing the application, which is anticipated for completion in 2013.

Once the operating and MPDES permits are granted by the MTDEQ, we expect BHJV to transition directly from exploration to gold mining operations.

Highland, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  We expect that the total costs incurred by Highland on the project to reach this milestone will be approximately $35 to 40 million.

Butte Highlands Claim Summary

Claim Name(s)	Claim Type	Land Type	Rights	Ownership
BHC 1 thru BHC 61	Unpatented lode	Federal	mineral	50 % Timberline Resources Corp. (1)
Humbug Hill 01-20	Unpatented lode	Federal	mineral	50 % Timberline Resources Corp. (1)
J.B. Thompson	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Main Ripple	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Murphy	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Only Chance	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Purchance	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Red Mountain	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Main Chance	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Island	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Atlantic	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Barnard	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Pony Placer	Patented Lode	Private	surface	50 % Timberline Resources Corp. (1)

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

All of the private lands within the Butte Highlands property are historic lode and placer claims which were patented through the U.S. Government patent process.  We are responsible for paying yearly BLM maintenance fees on all unpatented mining claims and Montana state property taxes on all patented lands.  All associated taxes and fees are paid up to date as of September 30, 2012.  Electricity and water are readily available on the property.  If necessary, additional electricity requirements may be met by augmenting the currently available electrical supply with generator power.

On October 1, 2009, we signed a Mining Lease/Option to Purchase Agreement with the Richardson Family Trust for certain patented claims as detailed in the table above.  The agreement calls for an initial payment of $20,000 with annual payments of $15,000, increasing to $20,000 plus an annual inflation adjustment by October 2013, and remaining at that level thereafter.  We will pay a 3-4% NSR royalty on any production from the Richardson Family Trust property, based upon the sale price of minerals produced from the property.

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

There were no mineable width significant intercepts in the outside exploration holes.  Several short intercepts and intercepts of anomalous material were encountered but nothing of economic interest.  Hole number BHDDH10-03 contained an intercept from 938.5 to 939.9 consisting of 1.4 feet grading 0.185 ounces per ton gold.  Hole number BHDDH10-04 also contained a short intercept from 708.9 to 709.6 consisting of 0.7 feet grading 0.179 ounces per ton gold.  Both of these intercepts were short zones on the contact between intrusive material and the Meagher formation.  Although we did not encounter significant ore zone intercepts, strides in understanding the geology and genesis of the Butte Highlands gold mineralization were achieved.

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

Our President, Chief Executive Officer and Executive Chairman, Paul Dircksen, is a qualified person as defined by NI 43-101, and has reviewed and approved the technical contents of drilling results contained in the table below, including sampling, analytical and test data.  Field work was conducted under his supervision.  Our sampling and analysis program included an industry standard QA/QC program.  After photographing, core logging and cutting the sample intervals in half, the samples were shipped to ALS Chemex Laboratories in Elko, Nevada for preparation.  The prepared pulps were then forwarded by ALS Chemex to their lab in Sparks, Nevada or their lab in Vancouver, BC Canada for analysis.  The samples were analyzed for gold using a standard 30g fire assay with an AA finish.  Samples returning a gold value in excess of 10 ppm were re-analyzed using a 30g fire assay with a gravimetric finish.

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

As of September 30, 2012, we have incurred exploration costs to date of approximately $1,600,000.  During the 2013 fiscal year, we do not plan to undertake any significant exploration work on the property.  The focus at Butte Highlands in fiscal 2013 will be the completion of the permitting process, completion of geologic model and mine planning, and the commencement of mining operations by our joint venture partner, Highland, upon the receipt of the Hard Rock Operating Permit from the State of Montana.

Idaho Gold Property

The Spencer Prospect

The Spencer prospect covers 640 acres on the western end of the Kilgore-Spencer Trend, a northeast-trending belt of rhyolite volcanics known to host epithermal gold-silver mineralization, just south of a privately-held opal mine about nine miles northeast of near the town of Spencer, Idaho.  We believe that the property has the potential to host both open-pit and underground gold deposits.

The geochemistry at Spencer is consistent with the upper levels of an epithermal system.  Although there was considerable interest in the region during the 1980s and 1990s, the Spencer property has never been drill tested.

We have performed a phase-one exploration program consisting of reconnaissance-scale geological mapping along with rock chip and soil geochemical sampling.  Future work may include more detailed mapping and sampling, and possibly a geophysical survey to help define drill targets.

The Spencer Prospect is held by State of Idaho Department of Lands Mineral Lease No. 9347. The Mineral Lease was issued to a prior Director of Timberline, who assigned it to us for consideration of common stock and approximately $3,000 in expenses.

The prospect is located in Section 16, Township 12 North, Range 37 East, in Clark County, Idaho.  The lease covers an area of approximately 640 acres and calls for annual payments to the State of Idaho of $640.  Royalties on production of previous metals are 5-percent of the gross receipts from the sale of minerals produced, less reasonable transportation, smelting and treatment costs.

As of September 30, 2012, we do not consider the Spenser prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

We submitted a technical report on the Phase I exploration program at Snowstorm, along with a Phase II exploration proposal, to Hecla as required by an earn-in agreement.  Hecla has subsequently elected not to participate in future expenditures at Snowstorm and thus retains a 4-percent net smelter returns (NSR) royalty on any future production from the project.  We now control 100-percent of the Snowstorm prospect.

In 2005 we signed a Mineral Lease Agreement with Snowshoe Mining Co. for additional ground adjacent to the Snowstorm project area.  The property subject to the Snowshoe Agreement includes the patented claims of Mineral Survey 2224, encompassing an area of approximately 76 acres, just west of the Snowstorm claims.  The agreement calls for an initial payment of $8,000, with annual payments increasing to $15,000 by May 2009, and remaining at that level thereafter.  We will pay a 3-percent NSR royalty on any production from the Snowshoe property, and will perform a minimum of $10,000 worth of exploration work upon it annually.  The work may be performed on or for the benefit of the Snowshoe claims.  Hecla previously elected to include the Snowshoe claims within the area of interest, and will consequently receive a 1-percent NSR royalty on any production from the Snowshoe property.

In June 2012 we entered into an Exploration and Option to Purchase Agreements with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Snowstorm Prospect.  Under the terms of the agreement, Daycon has a five year option to purchase the property for $1.5 million cash.  We received a total of 200,000 shares of Daycon common stock upon execution of the agreement, with potential stock to be issued under the agreement of up to 1,500,000 shares of Daycon common stock.  Daycon has agreed to make annual minimum exploration expenditure commitments of $250,000 on the Snowstorm Prospect, commencing in June 2014.  We do not consider these agreements to be material to our business at this time.

As of September 30, 2012, we do not consider the Snowstorm prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

Montana Copper-Silver Properties

The Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak and Copper Rock Prospects

In 2004, we acquired four properties on the Montana Copper Sulfide Belt in Lincoln and Sanders counties.  All four properties are interpreted as sediment-hosted copper-silver occurrences located in the Revett Formation of the Montana Copper-Silver Belt and are considered early-stage exploration prospects.  The properties were held by U.S. Borax and its successor company, Kennecott Exploration, during the 1980s and early-1990s.  We acquired the mapping and sampling data from the U.S. Borax program.  There has been no documented activity in these areas since 1992.

In the 1970s and 1980s, major exploration companies identified several copper-silver occurrences within the Montana Copper Sulfide Belt, and successfully outlined three world-class ore bodies, including Troy, Rock Creek and Montanore.  These quartzite-hosted deposits are characterized by their lateral extensive size and continuity of mineralization.

In 2008, we acquired two additional prospects in the same favorable mineralized geology, Clear Peak and Copper Rock.  These properties have the same geologic description as the properties described above.  Both Clear Peak and Copper Rock were previously explored by Asarco Exploration Company, Inc.  All claims were staked by us and are not subject to any underlying production royalty.  All of these claims have been filed with the BLM.

In June 2012 we entered into an Exploration and Option to Purchase Agreements with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Montana Copper-Silver Properties.  Under the terms of the agreement, Daycon has a five year option to purchase the properties for $1.5 million cash.  We received a total of 300,000 shares of Daycon common stock upon execution of the agreement, with potential stock to be issued under the agreement of up to 900,000 shares of Daycon common stock.  Daycon has agreed to make annual minimum exploration expenditure commitments of $200,000 on the properties, commencing in June 2014.  We do not consider these agreements to be material to our business at this time.

As of September 30, 2012, we do not consider any of the Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak or Copper Rock prospects to be material properties.  No material future expenditures are planned on the properties at this time.

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations always involve preparation of an environmental impact statement that examines the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in certain open-pit mining activities within the state.  Cyanide is often used in the extraction of gold.  However, since some of our prospects in Montana are for silver and copper this ban does not affect those properties.  Our Butte Highlands project in Montana is partially on patented ground and is an underground gold prospect.  It is anticipated that any production from this property would be shipped to nearby mills for processing as opposed to building our own mills and processing facilities, thus this ban would not affect our plans in Montana.  The Elkhorn project is nearby and similar to Butte Highlands and is following a similar plan with public support.  We are not aware of any other states that plan to enact similar legislation.

Gold, silver and copper are mined in a wide variety of ways, both in open pit and underground mines.  Open pit mines require the gold deposit to be relatively close to the surface.  These deposits tend to be low grade (such as 0.01-0.03 ounces per ton gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day.

Open pit operations for gold often involve heap leaching as a metallurgical method to remove the gold.  Heap leaching involves stacking the ore on pads which are lined with an impenetrable surface, then sprinkling the gold with a weak cyanide solution to extract the gold.  The particle impregnated solution is collected and the gold recovered through further processing.

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

We intend to focus on exploration and discovery of mineral resources.  If we are successful, the ore bodies discovered will be attractive to production companies, or we will potentially bring the ore bodies to production ourselves.  The mining industry is, like agriculture, a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If we are successful in finding an attractive ore body, be it gold, silver or copper, sufficient value will be created to reward our shareholders and allow for all production and reclamation expenses to be paid ourselves or by the actual producer to whom we convey, assign or joint venture the project.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE MKT and is quoted under the trading symbol “TLR”.  Our common stock also trades on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “TBR”.  The high and low sale prices for our common stock as quoted on the NYSE MKT and the TSX-V were as follows:

	NYSE MKT (US$)		TSX-V (Cdn$)
Period(1)	High	Low	High	Low

2012
First Quarter	$0.63	$0.45	$0.70	$0.46
Second Quarter	$0.52	$0.26	$0.55	$0.24
Third Quarter	$0.42	$0.23	$0.45	$0.23
Fourth Quarter(2)	$0.50	$0.27	$0.46	$0.25

2011
First Quarter	$1.32	$0.87	$1.30	$0.83
Second Quarter	$1.09	$0.74	$1.15	$0.71
Third Quarter	$0.99	$0.55	$0.94	$0.59
Fourth Quarter	$0.74	$0.50	$0.70	$0.52

2010
Fourth Quarter	$1.40	$0.78	$1.44	$0.85

(1) Quarters indicate calendar year quarters. (2) Through December 7, 2012

On December 7, 2012, the closing sale price for our common stock was $0.29 on the NYSE MKT and $0.28 Cdn. on the TSX-V.

As of December 7, 2012, we had 62,271,879 shares of common stock issued and outstanding, held by approximately 750 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2012.

Stock Incentive Plans

In February 2005, our Board adopted the 2005 Stock Incentive Plan which was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 23, 2005. This plan authorizes the granting of up to 750,000 non-qualified stock options to our officers, directors, and consultants.

On August 31, 2006, our Board of Directors approved an amendment to the Timberline Resources Corporation 2005 Equity Incentive Plan (the “Amended 2005 Plan”) for the purposes of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the original 2005 plan from 750,000 shares to 2,750,000 shares and allowing “Ten Percent Shareholders” (as defined in the Amended 2005 Plan) to participate in the plan on the same basis of any other participant. The Amended 2005 Plan was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 22, 2006.

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

Equity Compensation Plans

The following summary information is presented as of September 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,491,500(1)	$0.93	738,865
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	6,491,500(1)	$0.93	738,865

(1)   See “Stock Incentive Plans”, above.

As to the options granted to date, there were 398,333 options exercised during the year ended September 30, 2012.  For the year ended September 30, 2011, 308,332 options were exercised.

Sale of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this document. See “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With the subsequent acquisition of a drilling services company, the acquisition of Butte Highlands, and the acquisition of Staccato Gold Resources Ltd., we advanced our business plan.    Prior to our new business model, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses.

During 2012 we have continued to focus our business model on mineral exploration and development, with future revenues and cash flows, if any, to be derived from any future mineral production.  During the previous year, we actively sought a buyer for our drilling services subsidiary, Timberline Drilling, as we had determined that Timberline Drilling was a non-core business and that the market was optimal for achieving a sale of that subsidiary.  The sale of Timberline Drilling was completed in November 2011 for a total realized value of approximately $15 million.

At our South Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, we followed up on the exploration and drilling programs of the previous two years with another drilling program that included an additional 26,000 feet designed to enhance our confidence in our estimated mineralized material and to obtain drill core for process metallurgical and geotechnical scoping studies.  We also initiated, or continued, geotechnical, geochemical studies as part of our preparations for permitting the Lookout Mountain Project.  We announced an updated gold mineralization estimate in May 2012, and we expect to complete a preliminary economic assessment of the Project during 2013.

Our Butte Highlands Joint Venture in Montana continued to progress towards commencement of production during the 2012 fiscal year.  Our activities during 2012 were concentrated primarily on advancing permitting of the project. Subsequent to our fiscal year end, but prior to filing this report, we received a notice of completeness and compliance from the MTDEQ, as well as a draft operating permit for the project.  We expect to obtain all necessary permits to commence production in 2013.

Mineral Exploration

In June, 2010, we acquired Staccato Gold Resources Ltd. and its South Eureka Property in the Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, and is one of the largest undeveloped exploration properties in Nevada, encompassing some 23 square miles.  Since our acquisition of the South Eureka Property we have completed an aggressive work program, including more than 60,000 feet of surface drilling, metallurgical testing, geotechnical and geochemical studies, as well as baseline environmental studies. We have obtained sufficient data to complete an updated mineralization estimate, and updated NI 43-101 technical reports were released by us in both March 2011 and May 2012.  In addition, we completed detailed mapping of the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets that were tested during the 2012 drilling program as well as in future exploration drilling programs.

As of September 30, 2012 we have completed a 26,000 foot reverse circulation and diamond drilling program at South Eureka, with as many as three drill rigs operating on site.  The 2012 program was designed to demonstrate strong continuity of mineralization on the property, as well as initial identification of high grade gold mineralization down-dip of the current mineralization, We expect to proceed with a preliminary economic assessment of the Lookout Mountain Project in 2013, as well as continuing with ongoing metallurgical, geotechnical and environmental studies as part of this assessment.   Assuming the availability of funding to undertake our exploration program, we expect that total expenditures on South Eureka during fiscal 2013 will be approximately $6.5 million.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

Activities at our Butte Highlands Joint Venture during fiscal 2012 focused almost exclusively on completing the permitting process, with an expectation that all necessary permits to commence production will be received in 2013.  We are a 50% joint venture partner in the Butte Highlands Joint Venture and is being carried to production.

The required application has been submitted for an Operating Permit at Butte Highlands, and work is continuing on the other associated permits required for the operation, including a Montana Pollutant Discharge Elimination System permit and a Special Use Permit from the United States Forest Service for ore haulage road use.  No material permitting obstacles are expected as the project advances toward targeted production.  Surface facilities and infrastructure required for development and production are already in place under our exploration permit which has been in place since August 2009.

Timberline’s Butte Highlands Joint Venture is the first example of our strategy to enter into creative structures that move production responsibility to other parties while allowing exposure to gold production, where financing has been provided by a third party with proven expertise in underground mine development and operation.  This has been achieved with no dilution to Timberline shareholders.  As noted, all expenditures relating to the development of the projected underground mine are being paid by Timberline’s joint venture partner, with a total expected development budget of approximately USD $40 million.

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

Results of Operations for Years Ended September 30, 2012 and 2011

Consolidated Results

($US)	Year Ended September 30,
	2012	2011
Consolidated net loss from continuing operations	$(7,171,572)	$(6,835,866)
Income from discontinued operations, net of tax	2,121,580	4,506,356
Consolidated net loss	$(5,049,992)	$(2,329,510)

Our overall consolidated net loss for the year increased in comparison to the prior year primarily as a result of the sale of our discontinued operations (Timberline Drilling) early in fiscal 2012, as well as an increase in mineral exploration expenses by the Company.  These exploration expenses were largely incurred at our South Eureka Property.

($US)	Year Ended September 30,
	2012	2011
Exploration expenses:
Butte Highlands	$ 13,953	$ 36,374
South Eureka/Lookout Mountain	4,204,887	3,699,069
Other exploration properties	728,812	632,418
Total exploration expenditures	4,947,652	4,367,861
Non-cash expenses:
Stock option and stock issuance expense	370,000	901,246
Depreciation, amortization and accretion	56,726	29,248
Total non-cash expenses	426,726	930,494
Gain on lease of mineral rights	(75,000)	-
Salaries and benefits	808,426	560,148
Professional fees expense	271,946	306,289
Impairment of available-for-sale securities	50,000	-
Other general and administrative expenses	798,542	1,009,243
Interest expense	71,274	527,272
Interest and other income	(127,994)	(13,319)
Income tax benefit	-	(852,122)
Net loss from continuing operations	$ (7,171,572)	$ (6,835,866)

The increase in the after tax net loss for the year ended September 30, 2012 as compared to the previous year’s after tax net loss is primarily a result of increased expenditures on mineral exploration at our South Eureka/Lookout Mountain property and higher salaries and benefits expenses.  During the year we added a new Vice President, Exploration, as well as incurred one-time expenses for the cancellation and transfer of existing supplemental retirement plans to our Chief Executive Officer and Chief Financial Officer. These increased expenses were partially offset by reduced non-cash expenses, lower interest expense, increased interest income and a gain on the lease of mineral rights.  During the year we repaid our outstanding $5 million debt obligation and commenced the receipt of interest income on a note receivable from the purchaser of Timberline Drilling.  The gain on lease of mineral rights was realized on the lease of our Montana Copper-Silver Properties as more fully described in Item 2 of this Annual Report.  The income tax benefit during the year ended September 30, 2011 arose as a result of a reduction in deferred income tax liabilities assumed upon the acquisition of Staccato Gold Resources Ltd.

Exploration expenses increased significantly from the previous year as a result of increased exploration drilling undertaken in 2012 at our South Eureka/Lookout Mountain property.  Non-cash expenses decreased significantly in 2012 compared to the prior year as a result of a reduced value of stock options vesting during the current year.  Other general and administrative expenses decreased in 2012 primarily due to reduced investor relations activities and use of outside consulting services, as well as a revamping of our marketing information, corporate logo, and website, and the initiation of payment of cash compensation to members of our Board of Directors in the previous year.

Discontinued Operations – Timberline Drilling & WWE

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly owned Timberline Drilling subsidiary.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented.

Prior to its disposal, Timberline Drilling continued to experience similar daily production rates from operating drills, revenues per foot drilled, and operating margins as it did in the previous fiscal year.  In November 2011, the sale of Timberline Drilling was completed for a total value of approximately $15 million, including the receipt of $8 million in cash and an additional $2 million in cash from Timberline Drilling’s working capital immediately prior to closing.  The sale of Timberline Drilling resulted in a gain on disposal of $1,636,938 to the Company.

During the year ended September 30, 2011 Timberline Drilling had record net income, primarily attributable to the addition of new customers during the year and an increase in the number of drill rigs working for Timberline Drilling’s largest customer.  Average daily production rates from operating drills and higher revenues per foot drilled contributed to the increase in net income from the previous year, offset in part by preparation costs associated with the deployment of surface drilling rigs to new customer locations and higher maintenance costs.  During 2011, Timberline Drilling provided $1 million in cash to us in order to fund our exploration expenses.

The following table details selected financial information included in the income from discontinued operations in our consolidated statement of operations for the years ended September 30, 2012 and 2011.

($US)	Year Ended September 30,
	2012	2011
Revenues	$3,173,633	$30,908,082
Cost of revenues	(2,300,585)	(23,629,156)
Operating expenses	(372,437)	(2,672,150)
Interest and other income	188	3,630
Interest expense	(16,157)	(104,050)
Net income	$484,642	$4,506,356
Gain on disposal	1,636,938	-
Income from discontinued operations, net of tax	$2,121,580	$4,506,356

Our consolidated balance sheet has no assets and liabilities of discontinued operations held for sale at September 30, 2012. Our consolidated balance sheet has assets and liabilities of discontinued operations held for sale which were comprised of the following items at September 30, 2011:

Year ended September 30,
2011
Cash and cash equivalents	$2,812,053
Accounts receivable	2,016,998
Materials and supplies inventory	1,647,926
Prepaid expenses and other current assets	168,382
Total current assets held for sale	$6,645,359

Property and equipment, net	$5,931,544
Goodwill	2,808,524
Total non-current assets held for sale	$8,740,068

Accounts payable	$1,430,743
Accrued expenses	185,474
Accrued payroll, benefits and taxes	748,682
Current portion of long-term debt	285,895
Current portion of obligations under capital leases	126,203
Deferred revenue	78,970
Total current liabilities held for sale	$2,855,967

Long-term debt, net of current portion	$395,898
Obligations under capital leases, net of current portion	220,705
Total non-current liabilities held for sale	$616,603

Financial Condition and Liquidity

At September 30, 2012, we had assets of $19,209,329 consisting of cash in the amount of $1,034,080; a current note receivable of $1,350,000; a joint venture receivable of $773,028; restricted cash of $639,422; property, mineral rights, and equipment, net of depreciation of $13,636,073; and other assets of $1,776,726.

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

At September 30, 2012 our working capital balance was $2,134,871, compared to working capital of $255,731 at September 30, 2011.  Management expects to maintain or increase the amount of working capital by monitoring discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through equity investments.  We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

During the year ended September 30, 2011, we entered into a non-binding letter of intent to sell our Timberline Drilling subsidiary.  In November 2011, the sale of Timberline Drilling was completed in exchange for $8 million in cash, an additional $2 million in cash from the existing working capital of Timberline Drilling, a promissory note in the principal amount of $1.35 million with an interest rate of 10% per annum, the assumption by the purchaser of approximately $1 million of certain indebtedness of Timberline Drilling, and the provision of future discounted drilling services, or cash, to us up to a total value of $1,100,000 over a 5-year period.  The total amount of consideration to be received by us was also subject to adjustment based upon the working capital of Timberline Drilling as of the closing date of the sale.  This adjustment resulted in the receipt of additional cash consideration of $1,657,625.

In conjunction with the sale of Timberline Drilling during the year ended September 30, 2012, we repaid our $5,000,000 convertible term note payable to Juniper Resources, LLC, an entity controlled by Ron Guill, a director of the Company.  As a result, as of the date of filing of this report, we have no outstanding debt and a balance of cash on hand of approximately $500,000.

For additional information regarding the operating, investing and financing cash flows associated with our discontinued operations, please refer to Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report.

As a result of our current cash balance, our ability to curtail discretionary exploration expenditures as needed, and the expected satisfaction of our current note receivable of $1,350,000 from the sale of Timberline Drilling, management believes that it has sufficient working capital to meet our ongoing operating expenses for the next 12 months.  However, additional financing will be required if we wish to fully implement our currently planned exploration programs or explore additional property acquisitions.

Financing activities

In February 2011, we initiated a registered direct offering of our common stock to institutional investors in the United States.  We entered into securities purchase agreements to sell 5,263,158 shares of common stock at a price of $0.95 per share for gross proceeds of $5,000,000, and the offering closed in March 2011.  We incurred $431,013 in expenses with respect to the offering, resulting in net proceeds of $4,568,987.  Proceeds from the offering were used to fund ongoing exploration activities at our Lookout Mountain Project, as well as for general working capital.

On October 31, 2008 we entered into a convertible note with Small Mine Development (“SMD”), a company owned by Ron Guill, a director of the Company.  The convertible note has a principal amount of $5 million and is collateralized with all of the stock of Timberline Drilling, Inc., as well as a Deed of Trust covering our Butte Highlands property in Silver Bow County, Montana (the “Butte Highlands Property”) and a right of first refusal over our Butte Highlands property (the “Right of First Refusal”).

The convertible note bears interest at 10% annually, compounded monthly, with interest payments due at maturity on October 31, 2010. The convertible note, including accrued interest, is convertible into common stock by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. Should we issue any form of equity security other than our common stock, SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into the new form of equity security at the issuance price of the new form of equity security. The convertible note may be prepaid in whole or in part at any time without premium or penalty. If we default on the convertible note, SMD may declare the convertible note immediately due and payable, and we must pay SMD an origination fee in the amount of $50,000.

Under the Right of First Refusal, we granted SMD a right of first refusal to purchase the Butte Highlands Property on the same terms as those of any bona fide offer from a third-party upon 60 days’ notice from the Company of any such offer. In addition, we granted SMD a right to develop the Butte Highlands Property on the same terms as those of any bona fide offer to develop the property from a third-party upon 60 days’ notice from us of any such offer.

In June 2010, SMD agreed to extend the maturity date of the convertible note to on or before April 30, 2012.  We paid all interest accrued through June 30, 2010 to SMD at that time.  We also paid a $50,000 extension fee to SMD in consideration for the extension of the convertible note.  The convertible note was also amended to require interest accrued subsequent to June 30, 2010 to be paid by us to SMD monthly, rather than accruing interest to maturity.  All other terms of the loan were unchanged.

Effective December 31, 2010 SMD assigned the convertible note and all related agreements and rights to Juniper Resources, LLC, an entity also controlled by Ron Guill.

During the year ended September 30, 2012, we repaid the entire balance of the convertible note and accrued interest as of the date of repayment and cancelled all of the related agreements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to our consolidated financial statements contained in Item 8 of this Annual Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses.  We believe that our most critical accounting estimates are related to asset impairments and asset retirement obligations.

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

Asset Retirement Obligations

We have an obligation to reclaim its properties after the surface has been disturbed by exploration methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expects to incur in association with our South Eureka Property.  We estimate applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

Recently Issued Accounting Standards

In June 2009, the ASC guidance for consolidation accounting was updated to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, we adopted this updated guidance in fiscal year 2011with no material impact on the consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Management does not believe ASU 2011-05 will have a material effect on our consolidated financial statements.

Contractual Obligations

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $84,926 in the fiscal year ending September 30, 2012. The current leases call for the following fiscal year payments:  $70,700 (2013).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2012 and 2011

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

38

Consolidated balance sheets

39

Consolidated statements of operations and comprehensive income (loss)

40

Consolidated statements of changes in stockholders’ equity

41

Consolidated statements of cash flows

42-43

Notes to consolidated financial statements

44-58

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,034,080	$1,827,896
Prepaid expenses and other current assets	67,660	261,336
Joint venture receivable	773,028	97,626
Note receivable	1,350,000	-
Current portion of deferred financing cost with related party, net	-	15,909
Assets held for sale - current	-	6,645,359
TOTAL CURRENT ASSETS	3,224,768	8,848,126

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	13,636,073	12,619,092

OTHER ASSETS:
Prepaid drilling services	887,116	-
Investment in joint venture	642,450	642,450
Restricted cash	639,422	438,336
Deposits and other assets	179,500	153,094
Available-for-sale equity securities (cost-$50,000)	-	536,400
Assets held for sale – non current	-	8,740,068
TOTAL OTHER ASSETS	2,348,488	10,510,348
TOTAL ASSETS	$19,209,329	$31,977,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$929,229	$419,524
Accrued expenses	111,667	233,417
Accrued payroll, benefits and taxes	49,001	41,820
Accrued interest on convertible note payable to related party	-	41,667
Convertible note payable to related party	-	5,000,000
Liabilities held for sale – current	-	2,855,967
TOTAL CURRENT LIABILITIES	1,089,897	8,592,395

LONG-TERM LIABILITIES:
Asset retirement obligation	119,831	114,125
Liabilities held for sale – non current	-	616,603
TOTAL LONG-TERM LIABILITIES	119,831	730,728

COMMITMENTS (NOTE 15)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 62,271,879 and 61,189,417 shares issued
and outstanding, respectively	62,272	61,189
Additional paid-in capital	56,198,035	55,317,568
Accumulated deficit	(31,678,445)	(33,210,714)
Accumulated deficit during the exploration stage	(6,582,261)	-
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity security	-	486,400
TOTAL STOCKHOLDERS' EQUITY	17,999,601	22,654,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,209,329	$31,977,566

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			From Inception of
			Exploration Stage
	Year ended		November 9, 2011
	September 30,		Through
	2012	2011	September 30, 2012

OPERATING EXPENSES:
Mineral exploration expenses	$4,947,652	$4,367,861	$4,541,712
Gain on lease of mineral rights	(75,000)	-	(75,000)
Salaries and benefits	1,032,427	1,075,044	982,115
Professional fees expense	271,946	306,289	237,982
Insurance expense	97,330	89,849	95,591
Other general and administrative expenses	903,937	1,334,992	848,712
TOTAL OPERATING EXPENSES	7,178,292	7,174,035	6,631,112

LOSS FROM OPERATIONS	(7,178,292)	(7,174,035)	(6,631,112)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(333)	5,774	255
Interest income	128,327	7,545	128,204
Related party interest expense	(71,274)	(527,272)	(29,608)
Impairment of available-for-sale securities	(50,000)	-	(50,000)
TOTAL OTHER INCOME (EXPENSE)	6,720	(513,953)	48,851

LOSS BEFORE INCOME TAXES	(7,171,572)	(7,687,988)	(6,582,261)

INCOME TAX BENEFIT	-	852,122	-

LOSS FROM CONTINUING OPERATIONS	(7,171,572)	(6,835,866)	(6,582,261)

DISCONTINUED OPERATIONS (NOTE 14):
Net income, net of taxes	484,642	4,506,356	-
Gain on disposal	1,636,938	-	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	2,121,580	4,506,356	-

NET LOSS	(5,049,992)	(2,329,510)	(6,582,261)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale equity securities	-	29,800	-
Reclassification of net loss on available-for-sale equity securities included in net loss	(486,400)	-	(486,400)

COMPREHENSIVE LOSS	$(5,536,392)	$(2,299,710)	$(7,068,661)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.11)	$(0.12)
DISCONTINUED OPERATIONS	0.03	0.08
NET INCOME (LOSS)	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	61,795,781	58,898,465

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011
					Exploration	Accumulated
			Additional		Stage	Other	Total
	Common Stock		Paid-in	Accumulated	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit	Income	Equity
Balance, September 30, 2010	55,649,064	$55,649	$49,803,825	$(30,881,204)	$-	$456,600	$19,434,870

Common stock issued for cash at $0.95 per share,
net of offering costs	5,263,158	5,263	4,563,724	-	-	-	4,568,987

Common stock issued for options exercised	240,895	241	48,809	-	-	-	49,050

Common stock bonuses to employees	36,300	36	39,168	-	-	-	39,204

Vested portion of stock options granted	-	-	862,042	-	-	-	862,042

Unrealized gain on available-for-sale equity
securities	-	-	-	-	-	29,800	29,800

Net loss	-	-	-	(2,329,510)		-	(2,329,510)

Balance, September 30, 2011	61,189,417	$61,189	$55,317,568	$(33,210,714)	$-	$486,400	$22,654,443

Common stock issued for options exercised	162,527	163	11,387	-	-	-	11,550

Vested portion of stock options granted	-	-	370,000	-	-	-	370,000

Common stock issued for mineral rights,	919,935	920	499,080	-	-	-	500,000
property and equipment purchase

Reclassification of net loss on available-for-
sale equity securities included in net loss	-	-	-	-	-	(486,400)	(486,400)

Net income (loss)	-	-	-	1,532,269	(6,582,261)	-	(5,049,992)

Balance, September 30, 2012	62,271,879	$62,272	$56,198,035	$(31,678,445)	$(6,582,261)	$-	$17,999,601

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,		From Inception of Exploration Stage November 9, 2011 Through
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,049,992)	$(2,329,510)	$(6,582,261)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	187,481	1,691,381	51,019
Stock based compensation	370,000	901,246	328,000
Accretion of asset retirement obligation	5,706	(5,253)	5,706
Amortization of deferred financing cost with related party	15,909	27,273	15,909
Impairment of available-for-sale securities	50,000	-	50,000
Gain on lease of mineral rights	(75,000)	-	(75,000)
Gain on sale of discontinued operations	(1,636,938)	-	-
Gain on disposal of equipment	-	(2,806)	-
Deferred income taxes	-	(852,122)	-
Loss on disposal of assets held for sale	-	10,455	-
Changes in assets and liabilities:
Accounts receivable	1,837,928	(1,108,640)	-
Materials and supplies inventory	1,577,703	(282,871)	-
Prepaid drilling service, prepaid expenses and other current assets, deposits and other assets	807,450	(44,664)	464,854
Joint venture receivable	(675,402)	(67,055)	(732,618)
Accounts payable	(1,068,564)	(664,920)	528,283
Accrued expenses	(285,266)	(122,102)	111,667
Accrued payroll, benefits and taxes	(660,010)	116,395	49,001
Deferred revenue	(78,970)	33,970	-
Accrued interest on convertible note payable to related party	(41,667)	-	-
Receivable from sale of discontinued operations	-	-	1,657,625
Net cash used by operating activities	(4,719,632)	(2,699,223)	(4,127,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	8,000,000	-	-
Purchase of property, mineral rights and equipment	(618,000)	(1,112,006)	(584,000)
Change in restricted cash	(201,086)	(58,384)	(201,086)
Change in other assets	(50,000)		(50,000)
Proceeds from sale of equipment	-	35,816	-
Proceeds from sale of assets held for sale	-	156,500	-
Change in investment in joint venture	-	(21,450)	-
Net cash provided (used) by investing activities	7,130,914	(999,524)	(835,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible note payable to related party	(5,000,000)	-	(5,000,000)
Payments on long term debt	(681,793)	(485,660)	-
Payments on capital leases	(346,908)	(282,355)	-
Proceeds from exercise of stock options	11,550	49,050	11,550
Proceeds from issuance of stock, net of stock offering costs	-	4,568,987	-
Payments on customer advances	-	(150,000)	-
Net cash provided (used) by financing activities	(6,017,151)	3,700,022	(4,988,450)

Net increase (decrease) in cash and cash equivalents	(3,605,869)	1,275	(9,951,351)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT
ASSETS HELD FOR SALE AT BEGINNING (END) OF YEAR	2,812,053	(2,812,053)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,827,896	4,638,674	10,985,431

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,034,080	$1,827,896	$1,034,080

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		From Inception of Exploration Stage November 9, 2011 Through
	2012	2011	September 30, 2012

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid in cash	$68,023	$633,461	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES

Note receivable from sale of discontinued operations	$1,350,000	$-	$-
Prepaid drilling services from sale of discontinued operations	1,100,000	-	-
Common stock issued for mineral rights purchase	500,000	-	500,000
Other assets received from lease of mineral rights	50,000	-	50,000
Non-current assets held for sale	-	8,740,068	-
Non-current liabilities held for sale	-	616,603	-
Long term debt issued for property and equipment purchase	-	41,600	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”, “we”, “us”, “our”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.

In 2006, we acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).  In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  Timberline Drilling provides drilling services to the mining and mineral exploration industries in the United States.  In November 2011, we closed the sale of Timberline Drilling and World Wide (see Note 14) and became an exploration stage enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

b.

Exploration Stage Enterprise – Following the sale of Timberline Drilling, we are now in the exploration stage of operation.  Therefore, as of November 9, 2011, our financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as we devote substantially all of our efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain our existence.  Until such interests are engaged in commercial production, we will continue to prepare our consolidated financial statements and related disclosures in accordance with this standard.

c.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd. and BH Minerals USA, Inc., after elimination of intercompany accounts and transactions.

d.

Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

e.

Fair Value of Financial Instruments – Our financial instruments include cash, restricted cash, note receivable, investments, and accounts payable. The carrying value of restricted cash and note receivable approximate fair value based on the contractual terms of those instruments.

f.

Cash Equivalents – For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to an unlimited and $250,000 amount for non-interest bearing and interest bearing accounts, respectively, at each financial institution.

g.

Restricted Cash – Restricted cash represents funds restricted as collateral for bonds held for exploration permits.

h.

Estimates and Assumptions – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments and asset retirement obligations.  Actual results could differ from these estimates and assumptions and could have a material effect on our reported financial position and results of operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

i.

Investments – Available-for-sale securities are initially recorded at cost and then carried at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.  We also have a 50% interest in a joint venture at our Butte Highlands Gold Project (see Note 5).  Given that our 50% interest in the joint venture is carried to production, we do not have management control over operating decisions of the joint venture until our joint venture partner’s investment in the project, less $2 million, is recovered by the joint venture partner out of future production; and we have no risk of loss from expenses incurred by the joint venture until production, we are carrying our investment in the joint venture at cost on its consolidated balance sheet.

j.

Property and Equipment – Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from two to seven years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

k.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – We review the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairments were recorded at September 30, 2012 or September 30, 2011.

l.

Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. We have an asset retirement obligation associated with our exploration program at the Lookout Mountain exploration project (see Note 10).

m.

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

n.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is our functional currency. We have a Canadian subsidiary, but this subsidiary has no operations, assets or liabilities in Canada for the years ended September 30, 2012 and 2011, respectively.  Foreign translation and transaction gains (losses) from continuing operations, relating to expenses incurred in Canada by Timberline, of ($333) and $5,774 for the years ended September 30, 2012 and 2011, respectively, have been included in the current period net loss as a component of other expense.

o.

Stock-based Compensation – We estimate the fair value of our stock based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.  The value of common stock awards is determined based upon the closing price of our stock on the date of the award.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

p.

Net Loss per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2012 and 2011 is as follows:

	2012	2011
Stock options	6,491,500	6,412,333
Warrants	-	1,697,938
Convertible debt	-	3,333,333
Total potential dilution	6,491,500	11,443,604

At September 30, 2012 and 2011, the effect of the Company’s outstanding stock options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

q.

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

r.

New Accounting Pronouncements – In June 2009, the ASC guidance for consolidation accounting was updated to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The statement is effective for fiscal years beginning after Nov. 15, 2009. We adopted this guidance in fiscal year 2011 without a material effect on our consolidated financial statements.

In January 2010, the ASC guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities is required. We adopted the updated guidance in our quarter ending December 31, 2009, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Management does not believe ASU 2011-05 will have a material effect on our consolidated financial statements.

s.

Reclassifications – Certain reclassifications have been made to the 2011 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and 2011, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2012	2011	Input Hierarchy Level
Assets:
Cash and cash equivalents	$1,034,080	$1,827,896	Level 1
Restricted cash	639,422	438,336	Level 1
Available-for-sale equity securities	-	536,400	Level 2

NOTE 4 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights and equipment and accumulated depreciation at September 30, 2012 and 2011:

	Expected Useful Lives (years)	2012	2011

Mineral rights	-	$13,526,342	$12,458,342
Equipment and vehicles	2-5	185,692	185,692
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property, mineral rights and equipment		13,833,661	12,765,661
Less accumulated depreciation		(197,588)	(146,569)
Property, mineral rights and equipment, net		$13,636,073	$12,619,092

Depreciation expense from continuing operations for the years ended September 30, 2012 and 2011 was $51,019 and $35,876, respectively.

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, we entered into a joint venture operating agreement (the “Agreement”) with Highland Mining, LLC (“Highland”), an entity formerly controlled by Ronald Guill, a director of the Company (see Note 9).   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of our contribution of our 100% interest in the Butte Highlands Gold Project, carried on our balance sheet at the original purchase price of the Butte Highlands project ($621,000) to BHJV, we hold a 50% interest in BHJV.  Under terms of the agreement, our interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.  During the year ended September 30, 2011 our investment in joint venture was increased by $21,450 due to the release by the State of Montana of reclamation bonds that were in place prior to the creation of BHJV.  Under the Agreement, these funds were contributed to BHJV upon their release.

Under the Agreement, Highland contributed property and will fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The Agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million (the deemed value of our contribution of property to BHJV), are distributed to Highland out of the proceeds from future mine production.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6 – NOTE RECEIVABLE:

We have a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 14).  The  note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.  We recorded interest income of $120,945 and zero for the years ended September 30, 2012 and 2011, respectively.

NOTE 7 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling (see Note 14).  The prepayment amount represents discounts on future drilling services or cash, if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.

The following table summarizes activity in our prepaid drilling services at September 30, 2012:

2012

Beginning balance	$-
Prepaid drilling services acquired	1,100,000
Prepaid drilling services used	(212,884)
Ending balance	$887,116

NOTE 8 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

Available-for-sale equity securities is comprised of 2,980,000 shares of common stock in Rae Wallace Mining Company (“RWMC”), which have been valued as described below.  The following table summarizes our available-for-sale equity securities:

	Year Ended September 30,
	2012	2011
Cost	$ 50,000	$ 50,000
Unrealized Gain	-	486,400
Other Than Temporary Impairment	(50,000)	-
Fair Value	$ -	$ 536,400

During the year ended September 30, 2012, management determined that the shares of common stock in RWMC had become other than temporarily impaired, and the shares were determined to have no fair value.  The entire $50,000 cost of RWMC shares of common stock was charged to loss from operations in the year ended September 30, 2012.

RWMC is also a related party to the Company (see Note 9).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 9 – RELATED PARTY TRANSACTIONS:

a.

Juniper Resources, LLC

Information regarding related party notes payable is as follows at September 30, 2012 and 2011:

	2012	2011

Juniper Resources, LLC	$-	$5,000,000
Accrued interest on note payable to Juniper Resources, LLC	$-	$41,667
Related party interest expense	$71,274	$527,272

We had a convertible note payable to Juniper Resources, LLC, a company controlled by Ron Guill, a director.

During the year ended September 30, 2012, in conjunction with our sale of Timberline Drilling, Inc., the Convertible Term Note and all accrued interest was repaid in full and all related agreements were cancelled. (see Note 14).

b.

Butte Highlands Joint Venture Agreement

On July 22, 2009, we entered into an operating agreement (the “Operating Agreement”) with Highland, an entity controlled by Ron Guill, a director of the Company, to form a 50/50 joint venture for development and mining of our Butte Highlands Gold Project (see Note 5). Under the terms of the Operating Agreement, we contributed its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

During the year ended September 30, 2012, Highland was sold to Montana State Gold Corporation (“MSGC”), a private corporation unaffiliated with the Company.  As a result, Highland is no longer a related party to the Company, and Ron Guill is no longer the manager of BHJV.  At September 30, 2012 and 2011, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $773,028 and $97,626, respectively.  Subsequent to September 30, 2012, we collected the full balance of the receivable from BHJV.

c.

Rae Wallace Mining Company

We are an affiliate of Rae Wallace Mining Company (“RWMC”), as we hold approximately 13% of the issued and outstanding stock of RWMC as of September 30, 2012 and 2011, respectively.  During the year ended September 30, 2012, we determined that our investment in RWMC was other than temporarily impaired, and the fair value of our investment in RWMC was zero at September 30, 2012 (see Note 8).

d.

Sale of Timberline Drilling, Inc.

In September 2011, we announced that we had entered into a non-binding letter of intent to sell its wholly owned subsidiary, Timberline Drilling, Inc., to a private company formed by a group of investors, including the senior management team of Timberline Drilling, Inc.  No officers or directors of the Company are affiliated with the buyer.  During the year ended September 30, 2012, the sale of Timberline Drilling, Inc. was completed (see Note 14).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 10 – ASSET RETIREMENT OBLIGATION:

During the year ended September 30, 2011, we established an asset retirement obligation (“ARO”) in the amount of $110,000 for our exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in our permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time we expect to pay the retirement obligation to the time it incurred the obligation, which is estimated at 10 years.

We also had an ARO of $262,593 associated with the underground exploration program at the Butte Highlands Gold Project being performed by BHJV (see Note 5).  The ARO resulted from the reclamation and remediation requirements of the Montana Department of Environmental Quality as outlined in our permit to carry out the exploration program.  During the year ended September 30, 2011, our exploration permit was transferred to BHJV as the operator of the Butte Highlands Gold Project, thus relieving us of our reclamation and remediation obligations.  Therefore, the ARO of $250,089 and the related asset, along with accumulated accretion expense of $12,504 associated with the Butte Highlands exploration program, were removed from our financial statements during the year ended September 30, 2011.

The following table summarizes activity in our ARO liability:

	Year ended September 30,
	2012	2011
Beginning balance	$114,125	$259,467
Obligations incurred	-	110,000
Obligations released	-	(250,089)
Revision of previous accretion expense	-	(12,504)
Accretion expense	5,706	7,251
Ending balance	$119,831	$114,125

NOTE 11 – INCOME TAXES:

Significant components of income tax benefit for the years ended September 30, 2012 and 2011 are as follows:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Discontinued operations	-	-
Total current income tax benefit	-	-

Deferred:
Federal	-	852,122
Foreign	-	-
Total deferred income tax benefit	-	852,122
Total income tax benefit	$-	$852,122

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 11 – INCOME TAXES, (continued):

The components of our deferred taxes are as follows:

	2012	2011
Net deferred tax asset:
Exploration costs	$1,136,000	$1,098,000
Property, mineral rights and equipment	4,000	(786,000)
Intangible expenses	-	890,000
Foreign intangible expenses	(371,000)	(371,000)
Share based compensation	2,167,000	2,136,000
Alternative minimum tax credit carryforward	19,000
Foreign income tax credit carryforwards	443,000	443,000
Federal net operating losses	8,424,000	8,175,000
Foreign net operating losses	2,070,000	2,019,000
Total net deferred tax asset	13,892,000	13,604,000
Valuation allowance	(13,892,000)	(13,604,000)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax asset (liability):
Property, mineral rights and equipment	$(3,759,000)	$(3,757,000)
Exploration costs	2,809,000	1,753,000
Federal net operating losses	2,594,000	2,240,000
Total deferred tax asset (liability)	1,644,000	206,000
Valuation allowance	(1,644,000)	(206,000)
Deferred tax asset (liability)	$-	$-

The federal income taxes of our wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by our Canadian subsidiary, Staccato Gold Resources Ltd.

As our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2012 and 2011.

Net income (loss) before income taxes for the years ended September 30, 2012 and 2011 are as follows:

	2012	2011

Continuing operations	$(7,171,572)	$(7,687,988)
Discontinued operations	2,121,580	4,506,356
	$(5,049,992)	$(3,181,632)

	2012	2011

Statutory Federal income tax rate	34%	34%

Expected income tax benefit based on statutory rate	$(1,717,000)	$(1,082,000)
Permanent differences	31,000	40,878
Effect of state taxes	(40,000)	49,000
Non-recognition due to increase (decrease) in valuation allowance	1,726,000	140,000
Total income tax benefit	$-	$(852,122)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 11 – INCOME TAXES, (continued):

We have concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of September 30, 2012 or 2011. Therefore, we do not have an accrual for uncertain tax positions as of September 30, 2012 or 2011.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2009 through 2012 remain subject to examination by state and federal tax authorities.

At September 30, 2012, we had federal net operating loss carryforwards of approximately $26,300,000 which will expire in fiscal years ending September 30, 2017 through September 30, 2031. Approximately $7,142,000 of state net operating loss carryforwards will expire in fiscal years ending September 30, 2013 through September 30, 2032.

At September 30, 2012 we had $433,000 of foreign tax credit carryforwards which expire in 2013.  We also have approximately $6,700,000 in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2015 through September 30, 2031.

The acquisition of Staccato Gold Resources Ltd. in 2010 had a significant impact on our deferred tax position.  The acquisition added a net deferred tax liability of $852,122 related to the purchase accounting.  The entire balance of the deferred tax liability was eliminated in the year ended September 30, 2011 as a result of ongoing exploration expenditures and net operating losses incurred.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, we are restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2012, this limitation is applicable to accumulated federal net operating losses of approximately $2,040,000.

Certain estimates for income tax for the year ended September 30, 2011 used in calculating income tax for the year ended September 30, 2012 have been revised to reflect the actual amounts per the tax returns filed with federal and state tax authorities.  These revisions had no effect on the current or prior year income tax provision (benefit), or deferred tax assets or liabilities.

NOTE 12 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Registered Direct Offering

In February 2011, we initiated a registered direct offering of our common stock to institutional investors in the United States.  We entered into securities purchase agreements to sell 5,263,158 shares of common stock at a price of $0.95 per share for gross proceeds of $5,000,000, and the offering closed on March 2, 2011.  We incurred $431,013 in expenses with respect to the offering, resulting in net proceeds of $4,568,987.

 Stock Issued for Services

During the year ended September 30, 2012 no shares of common stock were issued to our employees as incentive bonuses under our Amended 2005 Equity Incentive Plan.

During the year ended September 30, 2011, 36,300 shares of common stock were issued to our employees as incentive bonuses under our Amended 2005 Equity Incentive Plan. The common stock issued during the year ended September 30, 2011 was valued at the closing price of our common stock on the date of issue of $1.08 per share, for a total cost of $39,204 classified under salaries and benefits expense.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Warrants

The following is a summary of our warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	8,050,375	$3.00
Issued	-	-
Exercised	-	-
Expired	(6,352,437)	(3.34)
Outstanding at September 30, 2011	1,697,938	1.75
Issued	-	-
Exercised	-	-
Expired	(1,697,938)	(1.75)
Outstanding at September 30, 2012	-	$-

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value. Our Board of Directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.

NOTE 13 – STOCK OPTIONS:

We have established the 2005 Equity Incentive Plan (as amended by shareholders of the Company on May 28, 2010) to authorize the granting of up to 10,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair value of our stock at the date of grant.  The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table.

	2012	2011
Expected volatility	83.7% -95.4%	112.9% - 113.0%
Weighted-average volatility	84.7%	112.9%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.31% - 0.43%	1.12% - 1.29%
Expected forfeiture rate	0%	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Year ended September 30,
	2012	2011
Salaries and benefits	$224,000	$475,692
Other general and administrative expenses	146,000	386,350
Total	$370,000	$862,042

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 13 – STOCK OPTIONS, (continued):

The following is a summary of our options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	6,203,641	$0.96
Granted	1,015,000	1.03
Exercised	(308,332)	(0.36)
Expired	(497,976)	(0.76)
Outstanding at September 30, 2011	6,412,333	$1.01
Exercisable at September 30, 2011	6,412,333	$1.01
Weighted average fair value of options granted during the year ended September 30, 2011		$0.70

Outstanding at September 30, 2011	6,412,333	$1.01
Granted	1,350,000	0.51
Exercised	(398,333)	(0.34)
Expired	(872,500)	(1.14)
Outstanding at September 30, 2012	6,491,500	$0.93
Exercisable at September 30, 2012	6,491,500	$0.93
Weighted average fair value of options granted during the year ended September 30, 2012		$0.27

Unrecognized compensation expense related to options at September 30, 2012	$-

Average remaining contractual term of options outstanding and exercisable at September 30, 2012 (years)	2.47

Of the options exercised during the year ended September 30, 2012, 363,333 were on a cashless basis resulting in the issuance of 127,527 shares based on the current price of our common stock on the date of exercise.  We received $11,550 from the exercise of the remaining 35,000 options.  Of the options exercised during the year ended September 30, 2011, 189,999 were on a cashless basis resulting in the issuance of 122,562 shares based on the current price of our common stock on the date of exercise.  We received $49,050 from the exercise of the remaining 118,333 options.  The aggregate intrinsic value of options exercised during the year ending September 30, 2012 and 2011 was $74,750 and $213,589, respectively.

The aggregate intrinsic value of options both outstanding and exercisable as of September 30, 2012, before applicable income taxes, was $128,700, based on the closing price of $0.42 per share of our common stock at September 30, 2012.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 14 – DISCONTINUED OPERATIONS:

Timberline Drilling

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly owned Timberline Drilling subsidiary.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented.  The sale of Timberline Drilling was completed in the year ended September 30, 2012.  Total consideration received by us included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a working capital adjustment receivable by the Company in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by Timberline Drilling to provide discounted drilling services or cash with a total value of $1,100,000 to us over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long-term debt and obligations under capital leases of Timberline Drilling.  We recognized a $1,636,938 gain on the sale of Timberline Drilling, but do not anticipate income taxes to arise from the gain (see Note 10).

The $1,350,000 note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013 (see Note 6).

In conjunction with the sale of Timberline Drilling, we repaid our $5,000,000 convertible note and all accrued interest outstanding to Juniper Resources, LLC, a company controlled by Ron Guill, a director of the Company (see Note 9).

During the year ended September 30, 2012, the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.

The following table details selected financial information for Timberline Drilling, Inc. included in income from discontinued operations in the consolidated statements of operations for the years ended September 30, 2012 and 2011:

	2012	2011
Revenues	$3,173,633	$30,908,082
Cost of revenues	(2,300,585)	(23,629,156)
Operating expenses	(372,437)	(2,557,565)
Interest and other income	188	3,627
Interest expense	(16,157)	(104,050)
Net income	484,642	4,620,938
Gain on disposal	1,636,938	-
Net income from discontinued operations	$2,121,580	$4,620,938

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 14 – DISCONTINUED OPERATIONS, (continued):

Our consolidated balance sheet had no assets and liabilities held for sale as of September 30, 2012.  Our consolidated balance sheet had assets and liabilities held for sale from Timberline Drilling which were comprised of the following items at September 30, 2011:

2011
Cash and cash equivalents	$2,812,053
Accounts receivable	2,016,998
Materials and supplies inventory	1,521,240
Prepaid expenses and other current assets	142,732
Total current assets held for sale	$6,493,023

Property and equipment, net	$5,931,544
Goodwill	2,808,524
Total non-current assets held for sale	$8,740,068

Accounts payable	$1,430,743
Accrued expenses	185,474
Accrued payroll, benefits and taxes	748,682
Current portion of long-term debt	285,895
Current portion of obligations under capital leases	126,203
Deferred revenue	78,970
Total current liabilities held for sale	$2,855,967

Long-term debt, net of current portion	$395,898
Obligations under capital leases, net of current portion	220,705
Total non-current liabilities held for sale	$616,603

Cash flows from discontinued operations at Timberline Drilling included in our consolidated statements of cash flows for the years ending September 30, 2012 and 2011 are as follows:

	2012	2011
Cash flows from operating activities	$933,826	$3,370,909
Cash flows from investing activities	-	(820,268)
Cash flows from financing activities	(27,754)	(918,014)
Total cash flows from discontinued operations	$906,072	$1,632,627

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 14 – DISCONTINUED OPERATIONS, (continued):

World Wide Exploration

In September 2010, we ceased our drilling service operations in Mexico and moved all of the serviceable assets in Mexico to the United States for future use.  The results of operations for our Mexican subsidiary, World Wide Exploration, have been reported in discontinued operations for all periods presented.

No revenues or expenses of World Wide Exploration are included in income from discontinued operations in the consolidated statement of operations for the year ended September 30, 2012.  The following table details selected financial information for World Wide Exploration included in income from discontinued operations in the consolidated statement of operations for the year ended September 30, 2011:

2011
Operating expenses	$(114,585)
Interest income	3
Loss from discontinued operations, net of tax	$(114,582)

Our consolidated balance sheet had no assets held for sale from World Wide Exploration at September 30, 2012.  Our consolidated balance sheet had assets held for sale from World Wide Exploration which was comprised of the following items at September 30, 2011:

2011
Materials and supplies inventory	$126,686
Prepaid expenses and other current assets	25,650
Total current assets held for sale	$152,336

No cash flows from discontinued operations at World Wide Exploration are included in our consolidated statement of cash flows for the year ended September 30, 2012.  Cash flows from discontinued operations at World Wide Exploration included in our consolidated statement of cash flows for the year ended September 30, 2011 are as follows:

2011
Cash flows from operating activities	$(86,480)
Cash flows from investing activities	-
Cash flows from financing activities	-
Total cash flows from discontinued operations	$(86,480)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 15 – COMMITMENTS AND CONTINGENCIES:

Real Estate Lease Commitments

We have real estate lease commitments related to our main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, Elko, Nevada and Eureka, Nevada.

Total office and storage rental expense from continuing operations for the years ended September 30, 2012 and 2011 is included in the consolidated statements of operations as follows:

	2012	2011
Mineral exploration expenses	$29,700	$14,400
Other general and administrative expenses	55,226	50,520
Total	$84,926	$64,920

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2013	$ 70,700
2014	$ -
2015	$ -
2016	$ -
2017	$ -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that our disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2012 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Reference is made to the information set forth under the captions “Election of Directors”,  “Information on the Board of Directors, Executive Officers and Key Employees” and “Corporate Governance” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the captions “Executive Compensation” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

Our Code of Business and Ethical Conduct can be found on our internet website located at www.timberline-resources.com under the heading "Corporate". Any stockholder may request a printed copy of such materials by submitting a written request to our Corporate Secretary. If we amend the Code of Business and Ethical Conduct or grants a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, we will disclose the information on our internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Reference is made to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information set forth under the captions “Information of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 7, 2012.

2.

Consolidated Balance Sheets—At September 30, 2012 and 2011.

3.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2012 and 2011.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2012 and 2011.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2012 and 2011.

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

10.19	Amended Employment Agreement of Mr. Paul Dircksen, dated December 29, 2008 (11)
10.20	Amended Employment Agreement of Mr. Randal Hardy dated December 29, 2008 (11)
10.21	Arrangement Agreement between the Company and Staccato Gold dated March 22, 2010 (12)
10.22	Form of Support Agreement between the Company and officers and directors of Staccato Gold (12)
10.23	Loan Amendment Agreement between the Company and Small Mine Development, LLC dated June 21, 2010 (13)
10.24	Placement Agent Agreement between the Company and Sutter Securities Inc. dated February 16, 2011 (15)
10.25

Purchase Agreement between the Company and TDI Holdings, Inc. dated October 25, 2011(Note that parts of the form of Drilling Services Agreement included as Exhibit “D” to the Purchase Agreement were redacted pursuant to a Confidential Treatment Request filed with the SEC on October 31, 2011). (16)

10.26	Subordination Agreement between the Company, TDI Holdings, Inc, Timberline Drilling, Inc. and Wells Fargo Bank, N.A., dated November 9, 2011 (17)
14	Code of Ethics (2)
21	List of Subsidiaries
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2011.

(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	December 10, 2012
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	December 10, 2012
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 10, 2012

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	December 10, 2012
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	December 10, 2012
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 10, 2012
/s/ Vance Thornsberry Vance Thornsberry	Director	December 10, 2012
/s/ Ron Guill Ron Guill	Director	December 10, 2012
/s/ James H. Moore James H. Moore	Director	December 10, 2012
/s/ Robert Martinez Robert Martinez	Director	December 10, 2012
/s/ Troy Fierro Troy Fierro	Director	December 10, 2012