Form 10-Q
period 2012-12-31
Timberline Resources Corp
filed 2013-02-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Number of shares of issuer’s common stock outstanding at February 12, 2013: 68,121,879

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 4. CONTROLS AND PROCEDURES

19

PART II — OTHER INFORMATION

20

ITEM 1. LEGAL PROCEEDINGS.

20

ITEM 1A. RISK FACTORS

20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

20

ITEM 4.  MINE SAFETY DISCLOSURES

20

ITEM 5.  OTHER INFORMATION.

20

ITEM 6. EXHIBITS.

21

SIGNATURES

22

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$1,176,445	$1,034,080
Prepaid expenses and other current assets	74,769	67,660
Joint venture receivable	11,137	773,028
Note receivable	1,350,000	1,350,000
Current portion of prepaid drilling services	227,116	-
TOTAL CURRENT ASSETS	2,839,467	3,224,768

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	13,682,916	13,636,073

OTHER ASSETS:
Prepaid drilling services, net of current portion	660,000	887,116
Investment in joint venture	642,450	642,450
Restricted cash	639,422	639,422
Deposits and other assets	179,500	179,500
TOTAL OTHER ASSETS	2,121,372	2,348,488

TOTAL ASSETS	$18,643,755	$19,209,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$619,813	$929,229
Accrued expenses	166,542	111,667
Accrued payroll, benefits and taxes	49,098	49,001
TOTAL CURRENT LIABILITIES	835,453	1,089,897

LONG-TERM LIABILITIES:
Asset retirement obligation	121,275	119,831
TOTAL LONG-TERM LIABILITIES	121,275	119,831

COMMITMENTS (NOTE 13)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 68,021,879 and 62,271,879 shares issued and outstanding, respectively	68,022	62,272
Additional paid-in capital	57,080,700	56,198,035
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(7,783,250)	(6,582,261)
TOTAL STOCKHOLDERS' EQUITY	17,687,027	17,999,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,643,755	$19,209,329

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		From Inception of Exploration Stage November 9, 2011 through
	December 31,		December 31,
	2012	2011	2012

OPERATING EXPENSES:
Mineral exploration expenses	$806,191	$1,055,560	$5,347,903
Gain on lease of mineral rights	-	-	(75,000)
Salaries and benefits	201,099	166,192	1,183,214
Professional fees expense	74,454	149,269	312,436
Insurance expense	25,313	23,059	120,904
Other general and administrative expenses	127,433	223,671	976,145
TOTAL OPERATING EXPENSES	1,234,490	1,617,751	7,865,602

LOSS FROM OPERATIONS	(1,234,490)	(1,617,751)	(7,865,602)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(671)	116	(416)
Interest income	34,172	21,470	162,376
Related party interest expense	-	(71,274)	(29,608)
Impairment of available-for-sale securities	-	-	(50,000)
TOTAL OTHER INCOME (EXPENSE)	33,501	(49,688)	82,352

LOSS BEFORE INCOME TAXES	(1,200,989)	(1,667,439)	(7,783,250)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,200,989)	(1,667,439)	(7,783,250)

DISCONTINUED OPERATIONS:
Income, net of taxes	-	484,642	-
Gain on disposal	-	1,636,938	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	2,121,580	-

NET INCOME (LOSS)	(1,200,989)	454,141	(7,783,250)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity securities	-	59,600	-
Reclassification of net loss on available-for-sale
equity securities included in net loss	-	-	(486,400)
COMPREHENSIVE INCOME (LOSS)	$(1,200,989)	$513,741	$(8,269,650)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.02)	$(0.03)
DISCONTINUED OPERATIONS	-	0.04
NET INCOME (LOSS) PER SHARE	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	62,584,379	61,190,178

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,		From Inception of Exploration Stage November 9, 2011 Through
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,200,989)	$454,141	$(7,783,250)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	7,657	152,529	58,676
Stock based compensation	-	42,000	328,000
Accretion of asset retirement obligation	1,444	1,375	7,150
Amortization of deferred financing cost with related party	-	15,909	15,909
Impairment of available-for-sale equity securities	-	-	50,000
Gain on lease of mineral rights	-	-	(75,000)
Gain on sale of discontinued operations	-	(1,636,938)	-
Changes in assets and liabilities:
Accounts receivable	-	1,837,928	-
Materials and supplies inventory	-	1,577,703	-
Prepaid drilling service, prepaid expenses and other current assets, deposits and other assets	(7,109)	370,736	457,745
Joint venture receivable	761,891	90,675	29,273
Accounts payable	(309,416)	(1,826,442)	218,867
Accrued expenses	54,875	(328,956)	166,542
Accrued payroll, benefits and taxes	97	(662,400)	49,098
Deferred revenue	-	(78,970)	-
Accrued interest on convertible note payable to related party	-	(41,667)	-
Receivable from sale of discontinued operations	-	(1,657,625)	1,657,625
Net cash used by operating activities	(691,550)	(1,690,002)	(4,819,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	-	8,000,000	-
Purchase of property, mineral rights and equipment	(54,500)	(50,000)	(638,500)
Change in restricted cash	-	-	(201,086)
Change in other assets	-	-	(50,000)
Net cash provided (used) by investing activities	(54,500)	7,950,000	(889,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible note payable to related party	-	(5,000,000)	(5,000,000)
Payments on long term debt	-	(681,793)	-
Payments on capital leases	-	(346,908)	-
Proceeds from exercise of stock options	-	11,550	11,550
Proceeds from issuance of stock, net of stock offering costs	888,415	-	888,415
Net cash provided (used) by financing activities	888,415	(6,017,151)	(4,100,035)

Net increase (decrease) in cash and cash equivalents	142,365	242,847	(9,808,986)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE AT BEGINNING OF PERIOD	-	2,812,053	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,034,080	1,827,896	10,985,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,176,445	$4,882,796	$1,176,445

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note receivable from sale of discontinued operations	$-	$1,350,000	$-
Prepaid drilling services from sale of discontinued operations	-	1,100,000	-
Common stock issued for mineral rights purchase	-	-	500,000
Other assets received from lease of mineral rights	-	-	50,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In 2006, we acquired Kettle Drilling, Inc. (“Kettle Drilling” or “Kettle”) and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). In 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In November 2011, we closed the sale of Timberline Drilling and World Wide (see Note 12) and became an exploration stage enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2013.  All amounts presented are in U.S. dollars.

For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2012 and 2011, would be as follows:

	2012	2011
Stock options	6,304,357	6,477,333
Warrants	150,000	-
Total possible dilution	6,454,357	6,477,333

At December 31, 2012 and 2011, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

e.

Asset retirement obligation – We account for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. We have an ARO associated with our exploration program at the Lookout Mountain exploration project (see Note 8).

f.

New accounting pronouncements – In January 2010, the Accounting Standards Codification (“ASC”) guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities is required. We adopted the updated guidance in our quarter ended December 31, 2009, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Our management does not believe adoption of this guidance will have a material effect on our consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and September 30, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31, 2012	September 30, 2012	Input Hierarchy Level
Assets:
Cash	$1,176,445	$1,034,080	Level 1
Restricted cash	639,422	639,422	Level 1

NOTE 4 – INVESTMENT IN JOINT VENTURE:

In July 2009, we entered into a joint venture operating agreement (the “Operating Agreement”) with Highland Mining, LLC (“Highland”), an entity controlled by Ronald Guill, a director of the Company.   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of our contribution of our 100% interest in the Butte Highlands Gold Project, carried on our balance sheet at cost ($642,450), we hold a 50% interest in BHJV.  Under terms of the Operating Agreement, our interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4 – INVESTMENT IN JOINT VENTURE (continued):

Under the Operating Agreement, Highland contributed property and agreed to fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The Operating Agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million (the deemed value of our contribution of property to BHJV), are distributed to Highland out of the proceeds from future mine production.

NOTE 5 – NOTE RECEIVABLE:

We have a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 12).  The  note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.  We recorded interest income on the note receivable of $34,027 and $19,603 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 6 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling (see Note 12).  The prepayment amount represents discounts on future drilling services, or cash if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.

The following table summarizes activity in the Company’s prepaid drilling services:

	Three months ended December 31, 2012	Year ended September 30, 2012

Beginning balance	$887,116	$-
Prepaid drilling services acquired	-	1,100,000
Prepaid drilling services used	-	(212,884)
Less current portion	(227,116)	-
Ending balance	$660,000	$887,116

NOTE 7 – RELATED PARTY TRANSACTIONS:

Butte Highlands Joint Venture Agreement

In 2009, we entered into an Operating Agreement with Highland, an entity controlled by Ron Guill, a director of the Company, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (see Note 4). Under the terms of the Operating Agreement, we contributed our Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

During the year ended September 30, 2012, Highland was sold to Montana State Gold Corporation (“MSGC”), a private corporation not affiliated with the Company or Ron Guill.  As a result, Highland is no longer a related party to the Company and Ron Guill is no longer the manager of BHJV.  At December 31, 2012 and September 30, 2012, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $11,137 and $773,028, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – ASSET RETIREMENT OBLIGATION:

We have an asset retirement obligation (“ARO”) for our exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in our permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time we expect to pay the retirement obligation to the time we incurred the obligation, which is estimated at 10 years.

The following table summarizes activity in our ARO liability:

	Three months ended December 31, 2012	Year ended September 30, 2012

Beginning balance	$119,831	$114,125
Accretion expense	1,444	5,706
Ending balance	$121,275	$119,831

NOTE 9 – INCOME TAXES:

For the fiscal year ending September 30, 2013 we anticipate an effective income tax rate of 0% in the United States and 0% in Canada due to the availability of accumulated net operating losses to offset any U.S. and Canadian income taxes.

NOTE 10 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Public Offering

In December 2012, we closed an underwritten public offering of our common stock to investors in the United States (the “Public Offering”).  We entered into an underwriting agreement to sell 5,750,000 shares of common stock at a price of $0.20 per share for gross proceeds of $1,150,000.  We incurred $261,585 in expenses with respect to the offering, resulting in net proceeds of $888,415.  In connection with the offering, we also issued 150,000 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a two year period commencing December 26, 2013.  The warrants are exercisable by the holders on a cashless basis, but no registration rights were granted for the shares of common stock underlying the warrants.  The value of the warrants, using the Black-Scholes option pricing model with a risk free interest rate of 0.39%, stock price on the date of closing of $0.23, volatility of 71.2%, dividend yield of 0% and an expected life equal to the term of the warrants, was $15,000.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2012	-	$-
Issued	150,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	150,000	$0.25

We issued 150,000 warrants during the quarter ended December 31, 2012 in connection with our Public Offering.  The warrants are exercisable on a cashless basis, at the holders’ option, for a two year term commencing December 26, 2013.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 10 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. Our Board of Directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.

NOTE 11 – STOCK OPTIONS:

We have established the Amended 2005 Equity Incentive Plan (as amended by our shareholders on May 28, 2010) to authorize the granting of up to 10,000,000 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant.

The fair value of option awards granted during the three months ended December 31, 2012 and 2011 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.  No options were granted during the three months ended December 31, 2012.

Three months ended
December 31, 2011
Expected volatility	95.4%
Weighted-average volatility	95.4%
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.37%
Expected forfeiture rate	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended December 31,
	2012	2011
Salaries and benefits	$-	$-
Other general and administrative expenses	-	42,000
Total	$-	$42,000

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 11 – STOCK OPTIONS, (continued):

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2012	6,491,500	$0.93
Granted	-	-
Exercised	-	-
Expired	(187,143)	3.36
Outstanding at December 31, 2012	6,304,357	$0.86
Exercisable at December 31, 2012	6,304,357	$0.86

Weighted average fair value of options granted
during the three months ended December 31, 2012		$-

Unrecognized compensation expense related to options at December 31, 2012		$-

Average remaining contractual term of options outstanding and exercisable at December 31, 2012 (years)		2.29

The aggregate of options both outstanding and exercisable as of December 31, 2012 had no intrinsic value based on the closing price of $0.22 per share of our common stock on December 31, 2012.

NOTE 12 – DISCONTINUED OPERATIONS:

Timberline Drilling

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly-owned subsidiary, Timberline Drilling.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented.  In November 2011, the sale of Timberline Drilling was completed.  Total consideration received by the Company included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a working capital adjustment receivable by the Company in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by Timberline Drilling to provide discounted drilling services or cash with a total value of $1,100,000 to the Company over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long-term debt and obligations under capital leases of Timberline Drilling.  The Company recognized a $1,636,938 gain on the sale of Timberline Drilling, with no income taxes arising from the transaction.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 12 – DISCONTINUED OPERATIONS, (continued):

No revenues or expenses of Timberline Drilling are included in income from discontinued operations in the consolidated statement of operations for the three months ended December 31, 2012.  The following table details selected financial information for Timberline Drilling included in income from discontinued operations in the consolidated statements of operations for the three months ended December 31, 2011:

2011
Revenues	$3,173,633
Cost of revenues	(2,300,585)
Operating expenses	(372,437)
Interest and other income	188
Interest expense	(16,157)
Net income	484,642
Gain on disposal	1,636,938
Net income from discontinued operations	$2,121,580

Our consolidated balance sheet had no assets or liabilities held for sale as of December 31, 2012 or September 30, 2012.

NOTE 13 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho, facilities in Butte, Montana, Elko, Nevada and Eureka, Nevada.

Total office and storage rental expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended December 31,
	2012	2011
Mineral exploration expenses	$12,929	$3,600
Other general and administrative expenses	12,000	12,630
Total	$24,929	$16,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes which appear elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

• our ability to obtain financing to fund our estimated expenditure and capital requirements; and

• factors expected to impact our results of operations

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

• risks related to our limited operating history;

• risks related to our history of losses and our expectation of continued losses;

• risks related to our properties being in the exploration or, if warranted, development stage;

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2012.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), we had no reported revenues and only had accumulated losses. In June 2010, we acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and enables the Company to focus exclusively on its core business of gold exploration and development.

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects, such as our South Eureka Property in Nevada as well as our 50% carried-to-production interest in the Butte Highlands joint venture, which is currently progressing under the terms of our 50/50 joint venture agreement with Highland and targeted to begin gold production in 2013.

Mineral Exploration

South Eureka Property, Nevada

The South Eureka Property, including the Lookout Mountain Project, comprises an area of approximately 15,000 acres, or more than 23 square miles.  The South Eureka Property is located within the southern portion of Nevada’s Battle Mountain-Eureka gold trend and includes a 4-mile strike length of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted Nevada gold mineralization, most of which may be amenable to low cost, run of mine, heap leach processing.

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

Cautionary Note to U.S. Investors: The Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Technical Report in this quarterly report on Form 10-Q for informational purposes only and the Technical Report is not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

The NI 43-101 compliant Technical Report was modeled and estimated by MDA by evaluating available drill data statistically, utilizing geologic interpretations provided by Timberline to interpret gold mineral domains on cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization, rectifying the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization geostatistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

During the year ended September 30, 2012 we released updated mineralization details on the Lookout Mountain Project and filed an updated NI 43-101 Technical Report.   As a result of the most recently completed exploration program, we have successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and have expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the currently reported mineralization at the Lookout Mountain Project.

During the quarter ended December 31, 2012, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on advancement of mineralization, metallurgical, geotechnical, and permitting studies in preparation for an anticipated Preliminary Economic Assessment (“PEA”) of the project. Assay results from drilling are currently being incorporated into an updated NI 43-101 Technical Report in preparation for the anticipated PEA.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related investigations were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Initial site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of the anticipated PEA.

There are no proven and probable reserves as defined under Guide 7 at the South Eureka property and our activities there remain exploratory in nature.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland, we continue to advance the Butte Highlands Project toward an expected commencement of production in mid-2013.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland completed an initial mine plan and obtained necessary data for the submission of the Hard Rock Operating Permit (“HRO Permit”) application.  The mine plan anticipates production of approximately 400 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

We submitted the application for our HRO Permit to the Montana Department of Environmental Quality (“MDEQ”) in May 2010. As a result of hydrological studies performed since that time, it has become evident that there will be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project requires an additional water discharge permit (“MPDES Permit”) to be issued by the State of Montana and the construction of additional water treatment facilities.  An application for the MPDES Permit was submitted to the MDEQ on March 30, 2012, with amendments submitted in June 2012.  In July, 2012 we received a notice of completeness for the MPDES Permit application from the MDEQ, and we expect to receive the MPDES Permit in the first quarter of calendar 2013.

During the quarter ended December 31, 2012, a significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ. With environmental baseline studies substantially complete, issuance of the HRO Permit is expected in mid-2013.  Upon issuance of the final HRO Permit, final development activities will commence, with production expected soon thereafter. Final water quality monitoring data was collected during the quarter allowing the MDEQ to advance processing of the MPDES Permit.

The United States Forest Service (“USFS”) has completed specialist studies in support of a Special Use Permit to allow the usage of USFS roads for ore haulage from the mine site.  The Special Use Permit is expected to be received in the second quarter of 2013.

Timberline's joint venture at the Butte Highlands Project calls for its retention of a 50-percent project interest while being carried to production by Highland.  Once in production, Timberline is to receive 20-percent of project cash flow until Highland recovers its initial capital expenditures, at which time Timberline will receive 50-percent of cash flow.  A feasibility study has not been completed on the Butte Highlands project, there are no proven and probable reserves at the property under Guide 7, and there is no certainty the proposed operations will be economically viable.

Summary

We believe the global economic environment and monetary climate favor a solid and relatively steady gold price for the foreseeable future.  Volatility is to be expected, however our view is that our business model can continue to advance even if gold prices retreat significantly from current levels.

As a company, we are focused on advancing the Butte Highlands Project toward expected gold production in 2013, subject to receipt of the necessary permits, as discussed above, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada, and continuing to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe that management and our board of directors have the knowledge to appropriately evaluate opportunities – either organically or through mergers and acquisitions – and they will continue to do so.

Results of Operations for the Three Month Periods ended December 31, 2012 and 2011

Consolidated Results

($US)	Three Months Ended December 31,
	2012	2011
Exploration expenses :
South Eureka/Lookout Mountain	$758,194	$903,343
Butte Highlands	-	-
Other exploration properties	47,997	152,217
Total exploration expenditures	806,191	1,055,560
Non-cash expenses:
Stock option and stock issuance expense	-	42,000
Depreciation, amortization and accretion	9,101	17,442
Total non-cash expenses	9,101	59,442
Professional fees expense	74,454	149,269
Interest expense	-	71,274
Interest and other income	(33,501)	(21,586)
Other general and administrative expenses	344,744	353,480
Net loss from continuing operations	(1,200,989)	(1,667,439)
Income from discontinued operations	-	2,121,580
Net income (loss)	$(1,200,989)	$454,141

Our consolidated net loss for the three months ended December 31, 2012 was $1,200,989 compared to a consolidated net income of $454,141 for the three months ended December 31, 2011.  The year over year difference is primarily attributable to the absence of income from our subsidiary, Timberline Drilling, which was sold in November 2011, offset in part by reduced exploration expenses and professional fees during the quarter ended December 31, 2012.  Our exploration expenses at South Eureka were lower in the quarter ended December 30, 2012 as compared to the same quarter in 2011 primarily due to significant exploration work ceasing earlier in the 2012 quarter.  Professional fees expenses were higher in 2011 primarily as a result of legal and accounting costs associated with our disposition of Timberline Drilling in 2011.

Discontinued Operations - Timberline Drilling

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly-owned subsidiary, Timberline Drilling, Inc.  The results of operations for Timberline Drilling have been reported in discontinued operations for all periods presented. The sale of Timberline Drilling was completed in November 2011.  Total consideration received included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of Timberline Drilling, a working capital adjustment receivable in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by Timberline Drilling to provide discounted drilling services or cash with a total value of $1,100,000 over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long term debt and obligations under capital leases of Timberline Drilling.  We recognized a $1,636,938 gain on the sale of Timberline Drilling.

In January, 2012 the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.

No revenues or expenses of Timberline Drilling are included in income from discontinued operations in the consolidated statement of operations for the three months ended December 31, 2012.  The following table details selected financial information included in the income from discontinued operations in our consolidated statement of operations for the three months ended December 31, 2011.

($US)	Three Months Ended December 31, 2011
Revenues	$3,173,633
Cost of revenues	(2,300,585)
Operating expenses	(372,437)
Interest and other income (expense)	188
Interest expense	(16,157)
Net income	484,642
Gain on disposal	1,636,938
Income from discontinued operations	$2,121,580

Financial Condition and Liquidity

At December 31, 2012, we had assets of $18,643,755 consisting of cash in the amount of $1,176,445; property, mineral rights and equipment, net of depreciation of $13,682,916; a note receivable of $1,350,000, and other assets in the amount of $2,434,394.

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

At December 31, 2012, we had a working capital surplus of $2,004,014.  As of the date of filing of this report, we have no outstanding debt and a cash balance of approximately $800,000. Management expects to maintain or increase the amount of working capital and minimize expenditures by monitoring discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through equity investments.  We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

As a result of our current cash balance, our ability to curtail discretionary exploration expenditures as needed, and the expected satisfaction of our current note receivable of $1,350,000 from the sale of Timberline Drilling, we believe that we have sufficient working capital to meet our ongoing operating expenses for the next 12 months.  However, additional financing will be required if we wish to implement our currently planned exploration programs or explore additional property acquisitions.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained in this Quarterly Report for a summary of the significant accounting policies used in the presentation of our financial statements. We are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses.  We believe that our most critical accounting estimates are related to asset impairments and asset retirement obligations.

Our critical accounting policies and estimates are as follows:

Asset Impairments

Significant property acquisition payments for active exploration properties are capitalized.  The evaluation of our mineral properties for impairment is based on market conditions for minerals, underlying mineralized material associated with the properties, and future costs that may be required for ultimate realization through mining operations or by sale.  If no mineable ore body is discovered, or market conditions for minerals deteriorate, there is the potential for a material decline in the value assigned to such mineral properties.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012 which was filed with the SEC on December 10, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”).

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
December 2012	Warrants(B)	150,000	Underwriter of our December 2012 Public Offering	--	Underwriting Services	Sec. 4(2)

(A)

With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation.

(B)	Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a two year period commencing December 26, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2012, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

4.1	Form of Lock-up Agreement, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as previously filed with the Commission on December 21, 2012
10.1	Underwriting Agreement, dated December 19, 2012, incorporated by reference to exhibit 1.1 to the Company’s Form 8-K as previously filed with the Commission on December 21, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:  /s/ Paul Dircksen

       ___________________________________

       Paul Dircksen

       President, Chief Executive Officer and Chairman

       (Principal Executive Officer)

Date:  February 12, 2013

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  February 12, 2013

22