Form 10-Q
period 2013-03-31
Timberline Resources Corp
filed 2013-05-09
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Number of shares of issuer’s common stock outstanding at May 9, 2013: 68,121,879

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4. CONTROLS AND PROCEDURES

20

PART II — OTHER INFORMATION

20

ITEM 1. LEGAL PROCEEDINGS.

20

ITEM 1A. RISK FACTORS

20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

20

ITEM 4.  MINE SAFETY DISCLOSURES

20

ITEM 5.  OTHER INFORMATION.

21

ITEM 6. EXHIBITS.

21

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$642,998	$1,034,080
Prepaid expenses and other current assets	85,937	67,660
Joint venture receivable	19,840	773,028
Note receivable	750,000	1,350,000
Current portion of prepaid drilling services	227,116	-
TOTAL CURRENT ASSETS	1,725,891	3,224,768

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	13,668,307	13,636,073

OTHER ASSETS:
Prepaid drilling services, net of current portion	660,000	887,116
Investment in joint venture	642,450	642,450
Restricted cash	639,422	639,422
Deposits and other assets	329,500	179,500
TOTAL OTHER ASSETS	2,271,372	2,348,488

TOTAL ASSETS	$17,665,570	$19,209,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$303,158	$929,229
Accrued expenses	126,042	111,667
Accrued payroll, benefits and taxes	47,866	49,001
TOTAL CURRENT LIABILITIES	477,066	1,089,897

LONG-TERM LIABILITIES:
Asset retirement obligation	122,791	119,831
TOTAL LONG-TERM LIABILITIES	122,791	119,831

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 68,121,879 and 62,271,879 shares issued and outstanding, respectively	68,122	62,272
Additional paid-in capital	57,112,100	56,198,035
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(8,436,064)	(6,582,261)
TOTAL STOCKHOLDERS' EQUITY	17,065,713	17,999,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,665,570	$19,209,329

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Six months ended		From Inception of Exploration Stage November 9, 2011 through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

OPERATING EXPENSES:
Mineral exploration expenses	$340,515	$453,640	$1,146,706	$1,509,200	$5,688,418
Gain on lease of mineral rights	(125,000)	-	(125,000)	-	(200,000)
Salaries and benefits	201,093	367,758	402,192	533,950	1,384,307
Professional fees expense	34,305	39,559	108,759	188,828	346,741
Insurance expense	28,069	28,305	53,382	51,364	148,973
Other general and administrative expenses	201,775	246,726	329,208	470,397	1,177,920
TOTAL OPERATING EXPENSES	680,757	1,135,988	1,915,247	2,753,739	8,546,359

LOSS FROM OPERATIONS	(680,757)	(1,135,988)	(1,915,247)	(2,753,739)	(8,546,359)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(614)	110	(1,285)	226	(1,030)
Interest income	28,557	36,327	62,729	57,797	190,933
Related party interest expense	-	-	-	(71,274)	(29,608)
Impairment of available-for-sale securities	-	-	-	-	(50,000)
TOTAL OTHER INCOME (EXPENSE)	27,943	36,437	61,444	(13,251)	110,295

LOSS BEFORE INCOME TAXES	(652,814)	(1,099,551)	(1,853,803)	(2,766,990)	(8,436,064)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(652,814)	(1,099,551)	(1,853,803)	(2,766,990)	(8,436,064)

DISCONTINUED OPERATIONS:
Income, net of taxes	-	-	-	484,642	-
Gain on disposal	-	-	-	1,636,938	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	-	-	2,121,580	-

NET LOSS	(652,814)	(1,099,551)	(1,853,803)	(645,410)	(8,436,064)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale equity securities	-	-	-	59,600	-
Reclassification of net loss on available-for-sale
equity securities included in net loss	-	-	-	-	(486,400)
COMPREHENSIVE LOSS	$(652,814)	$(1,099,551)	$(1,853,803)	$(585,810)	$(8,922,464)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.01)	$(0.02)	$(0.03)	$(0.05)
DISCONTINUED OPERATIONS	-	-	-	0.04
NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	68,104,101	61,450,613	65,313,912	61,319,684

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,		From Inception of Exploration Stage November 9, 2011 Through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,853,803)	$(645,410)	$(8,436,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,266	167,655	66,285
Stock based compensation	10,000	71,000	338,000
Accretion of asset retirement obligation	2,960	2,819	8,666
Gain on lease of mineral rights	(125,000)	-	(200,000)
Stock issued for mineral exploration expenses	21,500	-	21,500
Amortization of deferred financing cost with related party	-	15,909	15,909
Impairment of available-for-sale equity securities	-	-	50,000
Gain on sale of discontinued operations	-	(1,636,938)	-
Changes in assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	(18,277)	513,056	446,577
Joint venture receivable	753,188	75,578	20,570
Accounts payable	(626,071)	(1,829,209)	(97,788)
Accrued expenses	14,375	(296,371)	126,042
Accrued payroll, benefits and taxes	(1,135)	(652,314)	47,866
Receivable from sale of discontinued operations	-	-	1,657,625
Accounts receivable	-	1,837,928	-
Materials and supplies inventory	-	1,577,703	-
Deferred revenue	-	(78,970)	-
Accrued interest on convertible note payable to related party	-	(41,667)	-
Net cash used by operating activities	(1,806,997)	(919,231)	(5,934,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	-	8,000,000	-
Purchase of property, mineral rights and equipment	(72,500)	(476,000)	(656,500)
Payment received on note receivable	600,000	-	600,000
Change in restricted cash	-	-	(201,086)
Change in other assets	-	-	(50,000)
Net cash provided (used) by investing activities	527,500	7,524,000	(307,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of stock offering costs	888,415	-	888,415
Payments on convertible note payable to related party	-	(5,000,000)	(5,000,000)
Proceeds from exercise of stock options	-	11,550	11,550
Payments on long term debt	-	(681,793)	-
Payments on capital leases	-	(346,908)	-
Net cash provided (used) by financing activities	888,415	(6,017,151)	(4,100,035)

Net increase (decrease) in cash and cash equivalents	(391,082)	587,618	(10,342,433)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE AT BEGINNING OF PERIOD	-	2,812,053	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,034,080	1,827,896	10,985,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$642,998	$5,227,567	$642,998

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note receivable from sale of discontinued operations	$-	$1,350,000	$-
Prepaid drilling services from sale of discontinued operations	-	1,100,000	-
Common stock issued for mineral rights purchase	-	500,000	500,000
Deposits and other assets received from lease of mineral rights	25,000	-	75,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

In 2006, we acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). In 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In November 2011, we closed the sale of Timberline Drilling and World Wide (see Note 13) and became an exploration stage enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2013.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2012.

The consolidated financial statements for the three and six months ended March 31, 2013 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2013 and 2012, would be as follows:

	2013	2012
Stock options	6,239,357	5,611,500
Warrants	150,000	-
Total possible dilution	6,389,357	5,611,500

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

At March 31, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

e.

Asset retirement obligation – We account for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. We have an ARO associated with our exploration program at the Lookout Mountain exploration project (see Note 9).

f.

New accounting pronouncements – In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Adoption of this guidance did not have a material effect on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2012. Adoption of this guidance did not have a material effect on our consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 31, 2013	September 30, 2012	Input Hierarchy Level
Assets:
Cash	$642,998	$1,034,080	Level 1
Restricted cash	639,422	639,422	Level 1

NOTE 4 – INVESTMENT IN JOINT VENTURE:

In July 2009, we entered into a joint venture operating agreement (the “Operating Agreement”) with Highland Mining, LLC (“Highland”) (see Note 8).  The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of our contribution of our 100% interest in the Butte Highlands Gold Project, carried on our balance sheet at cost ($642,450), we hold a 50% interest in BHJV.  Under terms of the Operating Agreement, our interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 5 – NOTE RECEIVABLE:

We have a note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 13).  The  note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.

The following table summarizes activity in the Company’s note receivable:

	Six months ended March 31, 2013	Year ended September 30, 2012

Beginning balance	$1,350,000	$-
Note receivable acquired	-	1,350,000
Repayment of note receivable	(600,000)	-
Ending balance	$750,000	$1,350,000

Interest income on the note receivable is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Interest income	$28,438	$33,658	$62,465	$53,261

Subsequent to March 31, 2013, the remaining balance of the note receivable was repaid by Timberline Drilling.

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

The following table summarizes activity in the Company’s prepaid drilling services:

	Six months ended March 31, 2013	Year ended September 30, 2012

Beginning balance	$887,116	$-
Prepaid drilling services acquired	-	1,100,000
Prepaid drilling services used	-	(212,884)
Less current portion	(227,116)	-
Ending balance	$660,000	$887,116

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 7 –DEPOSITS AND OTHER ASSETS:

Deposits and other assets on our consolidated balance sheets include an investment in shares of common stock of Daycon Minerals (“Daycon”), a private Canadian mineral exploration company.  This investment is accounted for using the cost method, as follows:

	March 31, 2013	September 30, 2012

Shares of common stock owned	1,300,000	700,000

Carrying value of investment	$325,000	$175,000

500,000 shares of Daycon common stock were acquired during the year ended September 30, 2012 as consideration under exploration agreements granting Daycon the right to explore our Snowstorm Prospect as well as our Montana Cooper-Silver Properties.  We acquired an additional 600,000 shares of Daycon common stock during the quarter ended March 31, 2013 under these same exploration agreements.  We recognized a gain on lease of mineral rights of $125,000 upon the receipt of the Daycon common stock during the quarter ended March 31, 2013, net of a reduction of our capitalized interest in the leased mineral properties from $25,000 to zero.  In addition, we acquired 200,000 shares of Daycon common stock in exchange for $50,000 cash during the year ended September 30, 2012.

We have not estimated the fair value of our investment in Daycon as there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In addition, we have determined that it is not practicable to estimate the fair value of our investment in Daycon given the absence of a quoted market price for the investment and the materiality of the investment to the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS:

Butte Highlands Joint Venture Agreement

In 2009, we entered into an Operating Agreement with Highland, an entity controlled by Ron Guill, a former director of the Company, to form a 50/50 joint venture for development and mining of the Company’s Butte Highlands Gold Project (see Note 4). Under the terms of the Operating Agreement, we contributed our Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

During the year ended September 30, 2012, Highland was sold to Montana State Gold Corporation (“MSGC”), a private corporation not affiliated with the Company or Ron Guill.  As a result, Highland is no longer a related party to the Company and Ron Guill is no longer the manager of BHJV.  At March 31, 2013 and September 30, 2012, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $19,840 and $773,028, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATION:

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

The following table summarizes activity in our ARO liability:

	Six months ended March 31, 2013	Year ended September 30, 2012

Beginning balance	$119,831	$114,125
Accretion expense	2,960	5,706
Ending balance	$122,791	$119,831

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 10 – INCOME TAXES:

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

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Exercise Price
Outstanding at September 30, 2012	-	$-
Issued	150,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2013	150,000	$0.25

We issued 150,000 warrants during the six months ended March 31, 2013 in connection with our Public Offering.  The warrants are exercisable on a cashless basis, at the holders’ option, for a two year term commencing December 26, 2013.

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

MARCH 31, 2013

NOTE 12 – STOCK OPTIONS:

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

The fair value of option awards granted during the six months ended March 31, 2013 and 2012 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

	Six months ended	Six months ended
	March 31, 2013	March 31, 2012
Expected volatility	71.3%	85.3-95.4%
Weighted-average volatility	71.3%	90.4%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.38%	0.31-0.37%
Expected forfeiture rate	0%	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Salaries and benefits	$-	$29,000	$-	$29,000
Other general and administrative expenses	10,000	-	10,000	42,000
Total	$10,000	$29,000	$10,000	$71,000

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2012	6,491,500	$0.93
Granted	100,000	0.22
Exercised	-	-
Expired	(352,143)	3.68
Outstanding at March 31, 2013	6,239,357	$0.76
Exercisable at March 31, 2013	6,239,357	$0.76

Weighted average fair value of options granted
during the six months ended March 31, 2013		$0.10

Unrecognized compensation expense related to options at March 31, 2013		$-

Average remaining contractual term of options outstanding and exercisable at March 31, 2013 (years)		2.15

The aggregate of options both outstanding and exercisable as of March 31, 2013 had no intrinsic value based on the closing price of $0.17 per share of our common stock on March 31, 2013.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 13 – DISCONTINUED OPERATIONS:

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

The $1,350,000 note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013 (see Note 5).  As of March 31, 2013, $600,000 of the note receivable has been repaid.  Subsequent to March 31, 2013, the remaining $750,000 balance of the note receivable was repaid.

During the year ended September 30, 2012, the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.

No revenues or expenses of Timberline Drilling are included in income from discontinued operations in the consolidated statement of operations for the three and six months ended March 31, 2013.  The following table details selected financial information for Timberline Drilling included in income from discontinued operations in the consolidated statements of operations for the three and six months ended March 31, 2012:

	Three months ended	Six months ended
	March 31, 2012	March 31, 2012
Revenues	$-	$3,173,633
Cost of revenues	-	(2,300,585)
Operating expenses	-	(372,437)
Interest and other income	-	188
Interest expense		(16,157)
Net income	-	484,642
Gain on disposal	-	1,636,938
Net income from discontinued operations	$-	$2,121,580

Our consolidated balance sheet had no assets or liabilities held for sale as of March 31, 2013 or September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes which appear elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

• plans and anticipated timing regarding production dates;

• anticipated gold prices;

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

• risks related to our bringing our projects into production;

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

Mineral Exploration

South Eureka Property, Nevada

The South Eureka Property, including the Lookout Mountain Project, comprises an area of approximately 15,000 acres, or more than 23 square miles.  The South Eureka Property is located within the southern portion of Nevada’s Battle Mountain-Eureka gold trend and includes a 4-mile strike length of structurally and stratigraphically controlled gold mineralization, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, Newmont and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted Nevada gold mineralization, most of which may be amenable to low cost, heap leach processing.

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

During the six months ended March 31, 2013, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on advancement of mineralization, metallurgical, geotechnical, and permitting studies in preparation for an anticipated Preliminary Economic Assessment (“PEA”) of the project.

Assay results from drilling were incorporated into an updated NI 43-101 Technical Report which was completed during the quarter ended March 31, 2013 in preparation for the anticipated PEA.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related investigations were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Initial site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of the anticipated PEA.

Subsequent to March 31, 2013 we announced that we had entered into a letter agreement to form a joint venture with a private equity group to fund up to $20-million toward the development, permitting and construction of Lookout Mountain in exchange for up to 50-percent of a newly formed joint venture company.  Our proposed joint venture partner, Idaho State Gold Company II, LLC (“ISGC”), will earn its percentage of ownership on a pro-rata basis as funds are contributed to the joint venture company.  We will contribute the claims that constitute the Lookout Mountain project to the joint venture company in exchange for our ownership position, and we will manage the joint venture at least until the issuance of an operating permit. ISGC is an affiliate of ISRC Capital, our current partner at our Butte Highlands Gold Project in Montana.

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

We submitted the application for our HRO Permit to the Montana Department of Environmental Quality (“MDEQ”) in May 2010. As a result of hydrological studies performed since that time, it has become evident that there will be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project requires an additional water discharge permit (“MPDES Permit”) to be issued by the State of Montana and the construction of additional water treatment facilities.  An application for the MPDES Permit was submitted to the MDEQ on March 30, 2012, with amendments submitted in June 2012.  In July, 2012 we received a notice of completeness for the MPDES Permit application from the MDEQ, and subsequent to March 31, 2013 we received a draft MPDES Permit.  We expect to receive the final MPDES permit later in fiscal 2013.

During the six months ended March 31, 2013, a significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ. With environmental baseline studies substantially complete, issuance of the HRO Permit is expected in the third quarter of 2013.  Upon issuance of the final HRO Permit, final construction activities will commence soon thereafter.

The United States Forest Service (“USFS”) has completed specialist studies in support of a proposed Plan of Operations (“POO”) to allow the usage of USFS roads for ore haulage from the mine site.  The POO is expected to be approved in the third fiscal quarter of 2013.

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

Results of Operations for the Three and Six Month Periods ended March 31, 2013 and 2012

Consolidated Results

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Exploration expenses :
South Eureka/Lookout Mountain	$269,474	$313,711	$1,027,668	$1,217,054
Butte Highlands	-	13,953	-	13,953
Other exploration properties	71,041	125,976	119,038	278,193
Total exploration expenditures	340,515	453,640	1,146,706	1,509,200
Non-cash expenses:
Stock option and stock issuance expense	10,000	29,000	10,000	71,000
Depreciation, amortization and accretion	9,125	16,570	18,226	34,012
Total non-cash expenses	19,125	45,570	28,226	105,012
Professional fees expense	34,305	39,559	108,759	188,828
Salaries and benefits	201,093	367,758	402,192	533,950
Gain on lease of mineral rights	(125,000)	-	(125,000)	-
Interest expense	-	-	-	71,274
Interest and other income	(27,943)	(36,437)	(61,444)	(58,023)
Other general and administrative expenses	210,719	229,461	354,364	416,749
Loss from continuing operations	(652,814)	(1,099,551)	(1,853,803)	(2,766,990)
Income from discontinued operations	-	-	-	2,121,580
Net loss	$(652,814)	$(1,099,551)	$(1,853,803)	$(645,410)

Our consolidated net loss for the three months ended March 31, 2013 was $652,814 compared to a consolidated net loss of $1,099,551 for the three months ended March 31, 2012.  The year over year difference is attributable to reduced exploration expenses during the quarter ended March 31, 2013, recognition of a gain on the lease of our mineral rights on the Snowstorm and Montana Copper-Silver Properties, as well as higher salaries and benefits expenses in the previous year associated with a termination of previously existing retirement plans for certain of our executive officers.

For the six months ended March 31, 2013, our consolidated net loss was $1,853,803 compared to a consolidated net loss of $645,410 for the six months ended March 31, 2012.  The year over year difference is primarily attributable to the absence of income from our subsidiary, Timberline Drilling, which was sold in November 2011, offset in part by reduced exploration expenses, professional fees, salaries and benefits expenses and financial advisory fees during the six months ended March 31, 2013.  In addition, we recognized a gain on the lease of our mineral rights on the Snowstorm and Montana Copper-Silver Properties during fiscal 2013.

Our exploration expenses at South Eureka were lower in the six months ended March 31, 2013 compared to the same period in fiscal 2012 primarily due to significant exploration work ceasing earlier in the 2013 fiscal period.  Our expenses for professional fees and financial advisory fees were lower during the six months ended March 31, 2013 compared to the same period in fiscal 2012 primarily as a result of legal, accounting and advisory costs associated with our disposition of Timberline Drilling in November 2011.  We recognized lower payroll expenses during the six months ended March 31, 2013 compared to the same period in fiscal 2012 due to the termination of previously existing retirement plans for certain of our executive officers in the prior period.

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

In January, 2012 the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.  As of March 31, 2013, $600,000 of the $1,350,000 note receivable has been repaid.  Subsequent to March 31, 2013, the remaining $750,000 balance of the note receivable was repaid.

No revenues or expenses of Timberline Drilling are included in income from discontinued operations in the consolidated statement of operations for the three and six months ended March 31, 2013.  The following table details selected financial information included in the income from discontinued operations in our consolidated statement of operations for the three and six months ended March 31, 2012.

($US)	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012

Revenues	$-	$3,173,633
Cost of revenues	-	(2,300,585)
Operating expenses	-	(372,437)
Interest and other income (expense)	-	188
Interest expense	-	(16,157)
Net income	-	484,642
Gain on disposal	-	1,636,938
Income from discontinued operations	$-	$2,121,580

Financial Condition and Liquidity

At March 31, 2013, we had assets of $17,665,570 consisting of cash in the amount of $642,998; property, mineral rights and equipment, net of depreciation of $13,668,307; a note receivable of $750,000, and other assets in the amount of $2,604,265.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations.

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances in order to continue as a going concern.

At March 31, 2013, we had a working capital surplus of $1,248,825.  Subsequent to March 31, 2013, Timberline Drilling repaid the remaining $750,000 balance of its note receivable to us. As of the date of filing of this report, we have no outstanding debt and a cash balance of approximately $1 million. Management expects to maintain or increase the amount of working capital and minimize expenditures by minimizing discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through equity investments or joint venture agreements.  We plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

As a result of our current cash balance, our ability to curtail discretionary exploration expenditures as needed, as well as the expected commencement of cash flows from our Butte Highlands Gold Project, we believe that we have sufficient working capital to meet our ongoing operating expenses for the next 12 months.  However, additional financing will be required if we wish to fully implement our currently planned exploration programs or explore additional property acquisitions.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2013 we acquired the right to an exclusive due diligence period to assess the potential acquisition of 86 unpatented mining claims, covering 1,720 acres, in Nevada.  The exclusive due diligence period was acquired in exchange for 100,000 shares of common stock of the Company with a value of $21,500, based upon the closing price of the Company’s common stock on the NYSE MKT on the date of issuance.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2013, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

Date:  May 9, 2013

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  May 9, 2013

21