Form 10-Q
period 2013-06-30
Timberline Resources Corp
filed 2013-08-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Number of shares of issuer’s common stock outstanding at August 13, 2013: 68,121,879

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4. CONTROLS AND PROCEDURES

20

PART II — OTHER INFORMATION

21

ITEM 1. LEGAL PROCEEDINGS.

21

ITEM 1A. RISK FACTORS

21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

21

ITEM 4.  MINE SAFETY DISCLOSURES

21

ITEM 5.  OTHER INFORMATION.

21

ITEM 6. EXHIBITS.

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$608,390	$1,034,080
Prepaid expenses and other current assets	50,795	67,660
Joint venture receivable	36,339	773,028
Note receivable	-	1,350,000
Current portion of prepaid drilling services	227,116	-
TOTAL CURRENT ASSETS	922,640	3,224,768

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	13,679,574	13,636,073

OTHER ASSETS:
Prepaid drilling services, net of current portion	660,000	887,116
Investment in joint venture	642,450	642,450
Restricted cash	639,422	639,422
Deposits and other assets	454,500	179,500
TOTAL OTHER ASSETS	2,396,372	2,348,488

TOTAL ASSETS	$16,998,586	$19,209,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$186,259	$929,229
Accrued expenses	165,969	111,667
Accrued payroll, benefits and taxes	50,428	49,001
TOTAL CURRENT LIABILITIES	402,656	1,089,897

LONG-TERM LIABILITIES:
Asset retirement obligation	124,307	119,831
TOTAL LONG-TERM LIABILITIES	124,307	119,831

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 68,121,879 and 62,271,879 shares issued and outstanding, respectively	68,122	62,272
Additional paid-in capital	57,112,100	56,198,035
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(9,030,154)	(6,582,261)
TOTAL STOCKHOLDERS' EQUITY	16,471,623	17,999,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,998,586	$19,209,329

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Nine months ended		From Inception of Exploration Stage November 9,
	June 30,		June 30,		2011 through
	2013	2012	2013	2012	June 30, 2013

OPERATING EXPENSES:
Mineral exploration expenses	$333,471	$1,155,033	$1,480,177	$2,664,232	$6,021,889
Gain on lease of mineral rights	(125,000)	(75,000)	(250,000)	(75,000)	(325,000)
Salaries and benefits	196,249	345,043	598,441	878,993	1,580,556
Professional fees expense	53,960	57,612	162,719	246,440	400,701
Insurance expense	27,266	22,490	80,648	73,854	176,239
Other general and administrative expenses	110,502	295,160	439,710	765,558	1,288,422
TOTAL OPERATING EXPENSES	596,448	1,800,338	2,511,695	4,554,077	9,142,807

LOSS FROM OPERATIONS	(596,448)	(1,800,338)	(2,511,695)	(4,554,077)	(9,142,807)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(1,389)	(714)	(2,674)	(488)	(2,419)
Interest income	3,747	35,666	66,476	93,463	194,680
Related party interest expense	-	-	-	(71,274)	(29,608)
Impairment of available-for-sale securities	-	-	-	-	(50,000)
TOTAL OTHER INCOME (EXPENSE), NET	2,358	34,952	63,802	21,701	112,653

LOSS BEFORE INCOME TAXES	(594,090)	(1,765,386)	(2,447,893)	(4,532,376)	(9,030,154)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(594,090)	(1,765,386)	(2,447,893)	(4,532,376)	(9,030,154)

DISCONTINUED OPERATIONS:
Income, net of taxes	-	-	-	484,642	-
Gain on disposal	-	-	-	1,636,938	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	-	-	2,121,580	-

NET LOSS	(594,090)	(1,765,386)	(2,447,893)	(2,410,796)	(9,030,154)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available-for-sale equity securities	-	(298,000)	-	(238,400)	-
Reclassification of net loss on available-for-sale
equity securities included in net loss	-	-	-	-	(486,400)
COMPREHENSIVE LOSS	$(594,090)	$(2,063,386)	$(2,447,893)	$(2,649,196)	$(9,516,554)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.01)	$(0.03)	$(0.04)	$(0.07)
DISCONTINUED OPERATIONS	-	-	-	0.03
NET LOSS PER SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	68,121,879	62,271,879	66,249,901	61,635,924

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,		From Inception of Exploration Stage November 9, 2011 Through
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,447,893)	$(2,410,796)	$(9,030,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,999	179,321	73,018
Stock based compensation	10,000	370,000	338,000
Accretion of asset retirement obligation	4,476	4,262	10,182
Gain on lease of mineral rights	(250,000)	(75,000)	(325,000)
Stock issued for mineral exploration expenses	21,500	-	21,500
Amortization of deferred financing cost with related party	-	15,909	15,909
Impairment of available-for-sale equity securities	-	-	50,000
Gain on sale of discontinued operations	-	(1,636,938)	-
Changes in assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	16,865	617,165	481,719
Joint venture receivable	736,689	(427,495)	4,071
Accounts payable	(742,970)	(1,141,011)	(214,687)
Accrued expenses	54,302	(252,074)	165,969
Accrued payroll, benefits and taxes	1,427	(659,427)	50,428
Receivable from sale of discontinued operations	-	-	1,657,625
Accounts receivable	-	1,837,928	-
Materials and supplies inventory	-	1,577,703	-
Deferred revenue	-	(78,970)	-
Accrued interest on convertible note payable to related party	-	(41,667)	-
Net cash used by operating activities	(2,573,605)	(2,121,090)	(6,701,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	-	8,000,000	-
Purchase of property, mineral rights and equipment	(90,500)	(560,000)	(674,500)
Payment received on note receivable	1,350,000	-	1,350,000
Change in restricted cash	-	(201,086)	(201,086)
Change in other assets	-	-	(50,000)
Net cash provided by investing activities	1,259,500	7,238,914	424,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of stock offering costs	888,415	-	888,415
Payments on convertible note payable to related party	-	(5,000,000)	(5,000,000)
Proceeds from exercise of stock options	-	11,550	11,550
Payments on long term debt	-	(681,793)	-
Payments on capital leases	-	(346,908)	-
Net cash provided (used) by financing activities	888,415	(6,017,151)	(4,100,035)

Net decrease in cash and cash equivalents	(425,690)	(899,327)	(10,377,041)

CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE AT BEGINNING OF PERIOD	-	2,812,053	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,034,080	1,827,896	10,985,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$608,390	$3,740,622	$608,390

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Note receivable from sale of discontinued operations	$-	$1,350,000	$-
Prepaid drilling services from sale of discontinued operations	-	1,100,000	-
Common stock issued for mineral rights purchase	-	500,000	500,000
Deposits and other assets received from lease of mineral rights	25,000	50,000	75,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2013.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2012.

The consolidated financial statements for the three and nine months ended June 30, 2013 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

b.

Exploration Stage Enterprise – Following the sale of Timberline Drilling, we are now in the exploration stage of operation.  Therefore, as of November 9, 2011, our financial statements have been prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as we devote substantially all of our efforts to acquiring and exploring mining interests that management believes could eventually provide sufficient net profits to sustain our existence.  Until such interests are engaged in commercial production, we will continue to prepare our consolidated financial statements and related disclosures in accordance with this standard.

c.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net income (loss) and accumulated deficit.

d.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2013 and 2012, would be as follows:

	2013	2012
Stock options	5,621,500	6,711,500
Warrants	150,000	-
Total possible dilution	5,771,500	6,711,500

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

At June 30, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

f.

New accounting pronouncements – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2012. Adoption of this guidance did not have a material effect on our consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2013	September 30, 2012	Input Hierarchy Level
Assets:
Cash	$608,390	$1,034,080	Level 1
Restricted cash	639,422	639,422	Level 1

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5 – NOTE RECEIVABLE:

We had a note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 13).  The note receivable was unsecured and subordinated and bore interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013. The note receivable was fully repaid on April 19, 2013.

The following table summarizes activity in the Company’s note receivable:

	Nine months ended June 30, 2013	Year ended September 30, 2012

Beginning balance	$1,350,000	$-
Note receivable acquired	-	1,350,000
Payment received on note receivable	(1,350,000)	-
Ending balance	$-	$1,350,000

Interest income on the note receivable is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Interest income	$3,699	$33,658	$66,164	$86,919

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

The following table summarizes activity in the Company’s prepaid drilling services:

	Nine months ended June 30, 2013	Year ended September 30, 2012

Beginning balance	$887,116	$-
Prepaid drilling services acquired	-	1,100,000
Prepaid drilling services used	-	(212,884)
Less current portion	(227,116)	-
Ending balance	$660,000	$887,116

NOTE 7 –DEPOSITS AND OTHER ASSETS:

Deposits and other assets on our consolidated balance sheets include an investment in shares of common stock of Daycon Minerals (“Daycon”), a private Canadian mineral exploration company.  This investment is accounted for using the cost method, as follows:

	June 30, 2013	September 30, 2012

Shares of common stock owned	1,800,000	700,000

Carrying value of investment	$450,000	$175,000

500,000 shares of Daycon common stock were acquired during the year ended September 30, 2012 as consideration under exploration agreements granting Daycon the right to explore our Snowstorm Prospect as well as our Montana Copper-Silver Properties.  We acquired an additional 1,100,000 shares of Daycon common stock during the nine months ended June 30, 2013 under these same exploration agreements.  We recognized a gain on lease of mineral rights of $125,000 and

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 7 –DEPOSITS AND OTHER ASSETS, (continued):

$250,000 upon the receipt of the Daycon common stock during the three and nine months ended June 30, 2013, respectively, net of a reduction of our capitalized interest in the leased mineral properties from $25,000 to zero.  In addition, we acquired 200,000 shares of Daycon common stock in exchange for $50,000 cash during the year ended September 30, 2012.

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

During the year ended September 30, 2012, Highland was sold to Montana State Gold Corporation (“MSGC”), a private corporation not affiliated with the Company or Ron Guill.  As a result, Highland is no longer a related party to the Company and Ron Guill is no longer the manager of BHJV.  At June 30, 2013 and September 30, 2012, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $36,339 and $773,028, respectively.

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

The following table summarizes activity in our ARO liability:

	Nine months ended June 30, 2013	Year ended September 30, 2012

Beginning balance	$119,831	$114,125
Accretion expense	4,476	5,706
Ending balance	$124,307	$119,831

NOTE 10 – INCOME TAXES:

For the fiscal year ending September 30, 2013 we anticipate an effective income tax rate of 0% in the United States and 0% in Canada due to the availability of accumulated net operating losses to offset any U.S. and Canadian income taxes.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Exercise Price
Outstanding at September 30, 2012	-	$-
Issued	150,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	150,000	$0.25

We issued 150,000 warrants during the nine months ended June 30, 2013 in connection with our Public Offering.  The warrants are exercisable on a cashless basis, at the holders’ option, for a two year term commencing December 26, 2013.

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

JUNE 30, 2013

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

The fair value of option awards granted during the nine months ended June 30, 2013 and 2012 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

	Nine months ended	Nine months ended
	June 30, 2013	June 30, 2012
Expected volatility	71.3%	83.7-95.4%
Weighted-average volatility	71.3%	84.7%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.38%	0.31-0.43%
Expected forfeiture rate	0%	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Salaries and benefits	$-	$195,000	$-	$224,000
Other general and administrative expenses	-	104,000	10,000	146,000
Total	$-	$299,000	$10,000	$370,000

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2012	6,491,500	$0.93
Granted	100,000	0.22
Exercised	-	-
Expired	(970,000)	1.97
Outstanding at June 30, 2013	5,621,500	$0.74
Exercisable at June 30, 2013	5,621,500	$0.74

Weighted average fair value of options granted
during the nine months ended June 30, 2013		$0.10

Unrecognized compensation expense related to options at June 30, 2013		$-

Average remaining contractual term of options outstanding and exercisable at June 30, 2013 (years)		1.97

The aggregate of options both outstanding and exercisable as of June 30, 2013 had no intrinsic value based on the closing price of $0.17 per share of our common stock on June 30, 2013.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The $1,350,000 note receivable was unsecured and subordinated and bore interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013 (see Note 5).  The note receivable was fully paid on April 19, 2013.

During the year ended September 30, 2012, the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.

No revenues or expenses of Timberline Drilling are included in income from discontinued operations in the consolidated statement of operations for the three and six months ended March 31, 2013.  The following table details selected financial information for Timberline Drilling included in income from discontinued operations in the consolidated statements of operations for the three and nine months ended June 30, 2012:

	Three months ended	Nine months ended
	June 30, 2012	June 30, 2012
Revenues	$-	$3,173,633
Cost of revenues	-	(2,300,585)
Operating expenses	-	(372,437)
Interest and other income	-	188
Interest expense		(16,157)
Net income	-	484,642
Gain on disposal	-	1,636,938
Net income from discontinued operations	$-	$2,121,580

Our consolidated balance sheet had no assets or liabilities held for sale as of June 30, 2013 or September 30, 2012.

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

During the nine months ended June 30, 2013, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on advancement of mineralization, metallurgical, geotechnical, and permitting studies in preparation for an anticipated Preliminary Economic Assessment (“PEA”) of the project.

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

During the quarter ended June 30, 2013 we continued geochemical waste rock environmental characterization, completed independent metallurgical leach testing, continued water quality monitoring and defined hydrologic work plans.  In addition, we consolidated our Elko field office into our Eureka facility.  We also announced that we had entered into a letter agreement to form a joint venture with a private equity group to fund up to $20-million toward the development, permitting and construction of Lookout Mountain in exchange for up to 50-percent of a newly formed joint venture company.  As of June 30, 2013, we have not completed a definitive agreement regarding the proposed joint venture.

There are no proven and probable reserves as defined under Guide 7 at the South Eureka property and our activities there remain exploratory in nature.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland, we continue to advance the Butte Highlands Project toward an expected commencement of mineral extraction in 2013.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland completed an initial mine plan and obtained necessary data for the submission of the Hard Rock Operating Permit (“HRO Permit”) application.  The mine plan anticipates mineral extraction of approximately 400 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

We submitted the application for our HRO Permit to the Montana Department of Environmental Quality (“MDEQ”) in May 2010. As a result of hydrological studies performed since that time, it has become evident that there will be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project requires an additional water discharge permit (“MPDES Permit”) to be issued by the State of Montana and the construction of additional water treatment facilities.  An application for the MPDES Permit was submitted to the MDEQ on March 30, 2012, with amendments submitted in June 2012.  In July, 2012 we received a notice of completeness for the MPDES Permit application from the MDEQ, and during the quarter ended June 30, 2013 we received the MPDES Permit, to take effect on August 1, 2013.

During the nine months ended June 30, 2013, a significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ. With environmental baseline studies substantially complete, issuance of the HRO Permit is expected in the third quarter of 2013.  Upon issuance of the final HRO Permit, final construction activities will commence soon thereafter.  In advance of the final HRO Permit, the BHJV has remobilized mining equipment and staff to the site to support additional mining pre-development and exploration work.  In addition, supplemental hydrology and water treatment studies have been completed to support optimization of dewatering and water treatment plans.

The United States Forest Service (“USFS”) has completed specialist studies in support of a proposed Plan of Operations (“PoO”) to allow the usage of USFS roads for haulage of mineralized material from the mine site.  The PoO is expected to be approved in the late 2013.

During the quarter ended June 30, 2013, we released a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report, entitled, Technical Report on the Butte Highlands Gold Project, Silver Bow County, Montana, USA, dated May 10, 2013 (the “Butte Technical Report”).  The Butte Technical Report was prepared by MDA, of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.

Cautionary Note to U.S. Investors: The Butte Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource”, “inferred mineral resource” and “historic mineral resource”. We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Butte Technical Report in this quarterly report on Form 10-Q for informational purposes only and the Butte Technical Report is not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

Timberline's joint venture at the Butte Highlands Project calls for its retention of a 50-percent project interest while being carried to production by Highland.  Once in production, as defined in the joint venture agreement, Timberline is to receive 20-percent of project cash flow until Highland recovers its initial capital expenditures, at which time Timberline will receive 50-percent of cash flow.

A feasibility study has not been completed on the Butte Highlands project, there are no proven and probable reserves at the property under Guide 7, our activities there remain exploratory in nature and there is no certainty the proposed operations will be economically viable.

Other Properties

During the year ended September 30, 2012 we entered into an Exploration and Option to Purchase Agreement with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Montana Copper-Silver Properties.  During the quarter ended June 30, 2013, Daycon terminated the agreement, thereby returning the properties to Timberline. The Montana Copper-Silver Properties are not material to our business at this time.

Summary

We believe the global economic environment and monetary climate favor a solid and relatively steady gold price for the foreseeable future, despite recent volatility in prices.  Volatility is to be expected, however our expectation is that we can continue to advance our business model in spite of the current gold price and market volatility.

As a company, we are focused on advancing the Butte Highlands Project toward expected gold extraction in 2013, subject to receipt of the necessary permits, as discussed above, and advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada.  In addition, we continue to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past several months and will continue to do so.  We believe that management and our board of directors have the knowledge to appropriately evaluate opportunities – either organically or through mergers and acquisitions – and we will continue to do so.

Results of Operations for the Three and Nine Month Periods ended June 30, 2013 and 2012

Consolidated Results

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Exploration expenses :
South Eureka/Lookout Mountain	$214,282	$1,007,565	$1,241,950	$2,224,618
Butte Highlands	28,862	-	28,862	13,953
Other exploration properties	90,327	147,468	209,365	425,661
Total exploration expenditures	333,471	1,155,033	1,480,177	2,664,232
Non-cash expenses:
Stock option and stock issuance expense	-	299,000	10,000	370,000
Depreciation, amortization and accretion	8,249	13,108	26,475	47,120
Total non-cash expenses	8,249	312,108	36,475	417,120
Professional fees expense	53,960	57,612	162,719	246,440
Salaries and benefits	196,249	150,043	598,441	654,993
Gain on lease of mineral rights	(125,000)	(75,000)	(250,000)	(75,000)
Interest expense	-	-	-	71,274
Interest and other income	(2,358)	(34,952)	(63,802)	(92,975)
Other general and administrative expenses	129,519	200,542	483,883	646,292
Loss from continuing operations	(594,090)	(1,765,386)	(2,447,893)	(4,532,376)
Income from discontinued operations	-	-	-	2,121,580
Net loss	$(594,090)	$(1,765,386)	$(2,447,893)	$(2,410,796)

Our consolidated net loss for the three months ended June 30, 2013 was $594,090 compared to a consolidated net loss of $1,765,386 for the three months ended June 30, 2012.  The year over year difference is primarily attributable to a significant reduction in our exploration activity during the quarter ended June 30, 2013, as well as lower stock option expense.  We expect that decreased exploration activity will continue until we can secure financing to fund expanded operations.

For the nine months ended June 30, 2013, our consolidated net loss was $2,447,893 compared to a consolidated net loss of $2,410,796 for the nine months ended June 30, 2012.  The year over year difference is primarily attributable to the absence of income from our subsidiary, Timberline Drilling, which was sold in November 2011, offset in part by reduced exploration expenses, professional fees, salaries and benefits expenses and financial advisory fees during the nine months ended June 30, 2013.  In addition, we recognized a larger gain on the lease of our mineral rights on the Snowstorm and Montana Copper-Silver Properties during fiscal 2013.

Our exploration expenses at South Eureka were lower in the three and nine months ended June 30, 2013 compared to the same periods in fiscal 2012 primarily due to significant exploration work ceasing earlier in the 2013 fiscal period to preserve our current financial resources.  Our expenses for professional fees and financial advisory fees were lower during the nine months ended June 30, 2013 compared to the same period in fiscal 2012 primarily as a result of legal, accounting and advisory costs associated with our disposition of Timberline Drilling in November 2011.  We recognized lower payroll expenses during the nine months ended June 30, 2013 compared to the same period in fiscal 2012 due to the termination of previously existing retirement plans for certain of our executive officers in the prior period.

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

In January, 2012 the working capital adjustment receivable of $1,657,625 was paid to us by Timberline Drilling.  As of June 30, 2013, the $1,350,000 note receivable has been repaid.

No revenues or expenses of Timberline Drilling are included in income from discontinued operations in the consolidated statement of operations for the three and nine months ended June 30, 2013.  The following table details selected financial information included in the income from discontinued operations in our consolidated statement of operations for the three and nine months ended June 30, 2012.

($US)	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012

Revenues	$-	$3,173,633
Cost of revenues	-	(2,300,585)
Operating expenses	-	(372,437)
Interest and other income (expense)	-	188
Interest expense	-	(16,157)
Net income	-	484,642
Gain on disposal	-	1,636,938
Income from discontinued operations	$-	$2,121,580

Financial Condition and Liquidity

At June 30, 2013, we had assets of $16,998,586 consisting of cash in the amount of $608,390; property, mineral rights and equipment, net of depreciation of $13,679,574, and other assets in the amount of $2,710,622.

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

At June 30, 2013, we had a working capital surplus of $519,984.  As of the date of filing of this report, we have no outstanding debt and a cash balance of approximately $450,000.  Management expects to maintain or increase the amount of working capital and minimize expenditures by minimizing discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through equity investments, joint ventures, or other types of agreements or strategic arrangements.  We plan, as funding allows, to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

We may not be able to execute our operating plans with our current cash balances.  Therefore, we anticipate the need to engage in a financing transaction which may include equity financing, sales of non-core assets, credit facilities or debenture issuances, or other strategic arrangements.  With our expected ability to complete such a financing transaction, in addition to our current cash balance, our ability to curtail discretionary exploration expenditures as needed, as well as the expected commencement of cash flows from our Butte Highlands Gold Project, we believe that we have sufficient working capital to meet our ongoing non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Additional financing will be required to allow us to move forward with our exploration program on our Lookout Mountain project, based on our current plans for that project.  Butte Highlands continues to be carried to production (as defined in the joint venture agreement). If and when extraction of mineralized material begins as anticipated in late 2013, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income will serve to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund such activities and that additional financing will still be necessary to fund our other exploration activities.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2013, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

Date:  August 13, 2013

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial Officer)

Date:  August 13, 2013

23