Form 10-K
period 2013-09-30
Timberline Resources Corp
filed 2013-12-18
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2013, the aggregate market value of the 67,465,688 shares of common stock of the registrant issued and outstanding on such date, excluding 656,191 shares held by affiliates of the registrant as a group, was $11,469,167. This figure is based on the closing sale price of $0.17 per share of the Registrant’s common stock on March 31, 2013 on the NYSE MKT.

Number of shares of Common Stock outstanding as of December 17, 2013: 74,221,879

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2014 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

TABLE OF CONTENTS

PART I

2

ITEM 1.

DESCRIPTION OF BUSINESS

2

ITEM 1A.

RISK FACTORS

5

ITEM 1B.

UNRESOLVED STAFF COMMENTS

12

ITEM 2.

DESCRIPTION OF PROPERTIES

12

ITEM 3.

LEGAL PROCEEDINGS

26

ITEM 4.

MINE SAFETY DISCLOSURES

26

PART II

27

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

PURCHASES OF EQUITY SECURITIES

27

ITEM 6.

SELECTED FINANCIAL DATA

28

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

28

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

32

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

33

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

55

ITEM 9A.

CONTROLS AND PROCEDURES

55

ITEM 9B.

OTHER INFORMATION

55

PART III

56

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

56

ITEM 11.

EXECUTIVE COMPENSATION

56

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

56

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

56

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

56

PART IV

56

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

56

SIGNATURES

58

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

•

risks related to our business model;

•

risks related to evolving corporate governance standards for public companies;

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

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports referenced in this Annual Report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed in accordance with with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended; however, these terms are not defined terms under the United States Securities and Exchange Commission’s (the “SEC”) Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by Guide 7 standards as in place tonnage and grade without reference to unit measures. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those technical reports in this Annual Report for informational purposes only and such reports are not incorporated herein by reference. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves.

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Idaho in August 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production.  We ceased exploration activities during the 1990s and became virtually inactive.  In December 2003, a group of investors purchased 80-percent of the issued and outstanding common stock from the then-controlling management team.  In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased the number of our authorized shares of common stock to 100 million with a par value of $.001.  Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.

In February 2004, our name was changed to Timberline Resources Corporation.  Since the reorganization, we have been in an exploration stage evaluating, acquiring and exploring mineral prospects with potential for economic deposits of precious and base metals.  A prospect is defined as a mining property, the value of which has not been determined by exploration. In August 2008, we reincorporated into the State of Delaware pursuant to a merger agreement approved by our shareholders.

In March 2006, we acquired Timberline Drilling, Inc. (“TDI”), formerly known as Kettle Drilling, as a wholly-owned subsidiary.  TDI was formed in 1996 and provides mineral core drilling services to the mining and mineral exploration industries primarily in the western United States.

In July 2007, we closed our purchase of the Butte Highlands Gold Project.  In October 2008, we announced that we had agreed to form a 50/50 joint venture at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (“Highland”) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, development began in the summer of 2009, with Highland funding all mine development costs through development. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of net proceeds from future mine production.

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

In September 2011, we announced that we had entered into a non-binding letter of intent to sell TDI to a private company formed by a group of investors, including certain members of the senior management team of TDI.  In November 2011, the sale of TDI was completed for a total value of approximately $15 million.

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including TDI (where applicable prior to its sale), Staccato Gold and BH Minerals.

Our Competition

The mineral exploration industry is intensely competitive in all phases.  In our mineral exploration activities, we will compete with many companies possessing greater financial resources and technical facilities than we do for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees, including mining engineers, geologists, and other skilled mining professionals.  We use consultants and compete with other mining companies for the man hours of consulting time required to complete our studies. We also compete with other mining companies for exploration and development equipment and services. We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history.

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

Our Employees

We are an exploration company and currently have 7 employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

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

Overview of Our Mineral Exploration Business

We are a mineral exploration and, if and when we establish mineral reserves, a development company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, silver and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

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

Portions of our mineral properties are owned by third parties at September 30, 2013 and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Butte Highlands	Richardson Family Trust	4	60 acres	3% to 4% Net Smelter Royalty (“NSR”); Annual lease payment of $20,000 + Consumer Price Index adjustment each year thereafter on October 1. Option to purchase property during lease term for $2,000,000.
Spencer	Idaho Department of Lands	Section 6, T12N R36E	640 acres	5% NSR; Annual lease payment of $640.
White Rock	Paul Schmidt & John Thomas	21	420 acres	3% NSR; Advance royalty payments, ranging from $20,000 to $50,000 annually; Option to purchase property during lease term for $100,000.
Toole Springs	Bruce W. Miller	165	3,300 acres	3% NSR; Advance royalty payments, ranging from $20,000 to $100,000 annually.
New York Canyon	Smith Family	2	17 acres	3% to 5% NSR. Advance royalty payments, ranging from $3,000 to $15,000 annually.
Lookout Mountain	Rocky Canyon Mining Company	373	6,368 acres

3.5% NSR + 1.5% NSR capped at $1.5 million  (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.

(Pending legal opinion, additional 2% NSR possible)

Knight Properties/Iron Butte	David C. and Debra J. Knight Living Trust	486	9,720 acres	3% NSR; Annual advance lease royalty payments of $25,000 commencing March 15, 2015. Option to purchase property during lease term for $2,000,000 and 2,500,000 shares of Timberline common stock.

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

For our prospects where drilling costs are reasonable and the likelihood of success seems favorable, we will undertake our own drilling. The target depths, the tenor of mineralization on the surface, and the general geology of the area are all factors that determine the risk as calculated by us in conducting a drilling operation.  Mineral exploration is a research and development activity and is, by definition, a high risk business that relies on numerous untested assumptions and variables.  Accordingly, we make our decisions on a project by project basis.   We do not have any steadfast formula that we apply in determining the reasonableness of drilling costs in comparison to the likelihood of success, i.e. in determining whether the probability of success seems “favorable.”

Overview of Timberline Drilling, Incorporated – Our Former Wholly Owned Subsidiary

In March 2006, Timberline acquired Kettle Drilling, Inc., which in September 2008 changed its name to Timberline Drilling, Inc (“TDI”).  TDI provides core drilling services to mining and mineral exploration companies, primarily in the western United States.

During the year ended September 30, 2011, we announced that we had entered into a non-binding letter of intent to sell TDI.  During the year ended September 30, 2012, the sale of TDI was completed for a total value of approximately $15 million.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver both declining in 2013.  In 2011, gold traded between approximately $1,319 and $1,895 per ounce, based on the London PM Fix Price.  In 2012, gold traded between approximately $1,540 and $1,792, and in 2013 to date, gold has traded between approximately $1,192 and $1,694 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $1,232 on December 17, 2013.

In 2011, the price of silver per ounce ranged from approximately $26.16 to $48.70, based on the London Fix Price.   In 2012, the price of silver ranged from approximately $26.67 to $37.23 per ounce, and in 2013 to date, silver has traded between approximately $18.61 and $32.23 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $20.02 on December 17, 2013.

Seasonality

Seasonality in Nevada and Montana is not a material factor to our operations. Certain surface exploration work may need to be conducted when there is no snow on the ground but it is not a material issue.

ITEM 1A.  RISK FACTORS

An investment in an exploration stage mining company such as ours involves an unusually high amount of risk, both known and unknown, present and potential, including, but not limited to the risks enumerated below.

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

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004.  Since 2004 we have not yet located any mineral reserves.  As a result, we have not had any revenues from our exploration division. However, we have had a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years.  In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following losses from continuing operations during each of the following periods:

•

$3,724,582 for the year ended September 30, 2013;

•

$7,171,572 for the year ended September 30, 2012;

•

$6,835,866 for the year ended September 30, 2011; and

•

$5,843,114 for the year ended September 30, 2010.

We had an accumulated deficit of approximately $42 million as of September 30, 2013. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.   We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Risks Associated With Mining and the Exploration Portion of Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and if we do not do so, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that any of our mineral properties contain any mineral reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral properties do not contain any “reserve” and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  In past years we have been engaged in exploration in northern Idaho, which is currently the site of a Federal Superfund cleanup project. Although we are no longer involved in this or other areas at present, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this Annual Report, we are not aware of any environmental issues or litigation relating to any of our current or former properties.

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

We expect to derive revenues, if any, from the eventual extraction and sale of precious metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had four independent directors on our board of directors (Vance Thornsberry, Robert Martinez, Troy Fierro and Leigh Freeman).  We have formed three committees to ensure our compliance with the requirements of the NYSE MKT.  We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert”.  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE MKT.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace, depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Paul Dircksen, Randal Hardy, and Steven Osterberg. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, we have expanded the provisions of our equity incentive plan so that we can provide incentives for our key personnel.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale and issuance of additional shares, including, but not limited to, raising finances to explore our South Eureka property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options and warrants granted that are exercisable into 5,571,500 common shares. If all of these were exercised or converted, these would represent approximately 7% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

On April 5, 2013, we announced that we had received notice from the NYSE MKT that if we did not adequately address the low selling price of our shares of common stock within a reasonable amount of time to the satisfaction of the NYSE MKT, we would not satisfy the continued listing standards of the NYSE MKT set forth in Section 1003(f)(v) of the NYSE MKT LLC Company Guide. Since receiving the notice, the market price of our shares of common stock has increased, and we do not expect that we will be required by the NYSE MKT to take any further action, unless the price of our common stock drops in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2013, we have acquired mineral prospects for exploration in Nevada and Montana mainly for target commodities of gold and silver. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us.  Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered, and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

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

We pay federal and county claim maintenance fees on the South Eureka property.  The Federal claim fees are due to the BLM by September 1st each year, and the remainder is due to Eureka County by November 1st each year.  The following table summarizes the claims and royalties for the South Eureka property:

South Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain: Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000. (Pending legal opinion, additional 2% NSR possible)	Unpatented	378	6,471 acres
South Ratto: Timberline holds title; 4% NSR	Unpatented	108	2,148 acres
Hamburg Ridge: Timberline holds title, under lease from DFH, a subsidiary of Royal Gold. Timberline currently pays all claim fees.
Hoosac 4% NSR + 2% NSR + 0.75% NSR	Unpatented	98	1,434 acres
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR + 1% NSR + 1.6% NSR + 0.75% NSR	Unpatented	94	1,707 acres
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc. Draft agreement in place pursuant to which Timberline would acquire the 16 claims, subject to the following royalties: 4% NSR + 2% NSR + 0.75% NSR. The Hoosac/North Amselco lease agreement would then cancel.	Unpatented	16	278 acres
Silverado/TL 12 1%-1.5% NSR pending agreement	Unpatented	47	971 acres
Secret Canyon/Oswego: Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) (Pending legal opinion, 2% NSR possible)	Unpatented	111	1,937 acres
1% NSR	Patented	6
Windfall: Timberline holds title; 4% NSR	Patented	13	166 acres
New York Canyon: Timberline holds title; 4% NSR + 1.5% NSR	Unpatented	45	855 acres
3-5% NSR	Patented	2
Total Unpatented Lode Claims		897	14,878 acres
Total Patented Lode Claims		23

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

During the year ended September 30, 2012, we acquired the Windfall patented claims.  The claims were acquired in exchange for $400,000 cash as well as 919,935 shares of our common stock with a value of $500,000, based upon the weighted average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition.  A 4% net smelter return royalty exists on these claims.

The Secret Canyon/Oswego, South Ratto, and New York Canyon projects are owned by us subject to royalty agreements.  Net smelter return royalties up to 5.5% exist on the projects.  Pending a legal opinion that is forthcoming, the same 2% NSR royalty referenced above may exist on the Hiero/Syracuse project.

The Hamburg Ridge project is composed of the Hoosac, North Amselco, and South Rustler/W claim groups.  The Hoosac and North Amselco claims are owned by us and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc.  No payments are due under the lease agreement.  The South Rustler/W-Claims are owned by DFH Co.  A draft agreement is in place pursuant to which we would acquire the South Rustler/W-Claims, and the Hoosac/North Amselco lease agreement would cancel.  Net smelter return royalties ranging from 6.75% to 7.35% exist on the projects.  We currently pay all of the claim maintenance fees for the Hamburg Ridge project.

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

U.S. Highway 50 passes to the east of the South Eureka property and access is gained by heading south out of Eureka on the U.S. Highway 50 and connecting with unpaved local roads, some of which are periodically maintained by Eureka County.  The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon to the east side of the claim group.

The Windfall group and the northern parts of the Hoosac and Lookout Mountain groups are accessed by the Windfall Canyon Road and its westward extension (the former haul road for the Lookout Mountain Mine), which turns southwest off U.S. Highway 50 approximately 2 miles south of Eureka.

The southern parts of the South Eureka property are accessed by traveling approximately 8 miles south of Eureka on U.S. Highway 50 to South Gate, then 1 mile south-southwest on the Fish Creek Valley road to the unimproved Secret Canyon Road, then northwest to the southern part of the Hoosac claims. Approximately 2 miles from South Gate on the Fish Creek Valley Road, a turnoff to the west and northwest on the Ratto Canyon Road accesses the southern portion of the Lookout Mountain group.  Many dirt tracks within the South Eureka property allow additional access.

Summer temperatures usually consist of many consecutive days over 90º F (32.2º C), and temperatures can reach as high as 100º F (40.6° C) or more. Winter temperatures generally range from as cold as below 0º F (17.8ºC) to usually in the 20º to 35ºF (-6.67º to 1.7 º C) range. Precipitation amounts vary from year to year, averaging about 10.0 inches (25.4 cm) for the area. Several feet of snow usually accumulate on the property during the winter months.

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

Amselco Exploration began exploring the Lookout Mountain project in 1978, conducting extensive geologic mapping, soil and rock sampling and an initial 15-hole reverse circulation drilling program which tested gold mineralization along the Ratto Ridge Fault and associated geochemical anomalies and jasperoids developed along the N-S trending Ratto Ridge.  This drilling discovered significant sediment-hosted disseminated gold mineralization at depth.  Amselco drilled 296 holes between 1978 and 1985, also discovering five areas of gold mineralization along Ratto Ridge which contain partially developed gold resources.  These areas are located at South Lookout Mountain, Pinnacle Peak, Triple Junction, South Ratto Ridge, and South Adit.  In 1986, while Amselco was in process of becoming BP Minerals, Amselco management decided that the Lookout Mountain deposit was not of further interest even though their geologists reportedly believed the deposit had significant potential.  The property was optioned to a joint venture of three companies which then owned Norse-Windfall Mines, the Eureka Venture.

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

On the Windfall, Hamburg Ridge, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s.  He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of ‘invisible gold’ mineralized rock grading 0.368 oz/ton, was a Carlin-type sediment-hosted disseminated gold occurrence.  Wilson’s work emphasized the east side of Hamburg Ridge, the Windfall Trend, where he drilled, with conventional air rotary, holes F1 through F20, and Z-1 through Z-31, Z42, and ZA-1 on the current Windfall group.  He drilled holes Z32-41 on the Hoosac group.  The drill holes were generally from 50 to 250 feet deep.  Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 oz of gold/ton.  This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines.  Gold was extracted in a heap-leach operation from sanded and silicified dolomite and silicified shale.

No geologic maps exist from this period other than a few maps compiled from USGS work.  Although many drill hole location maps are archived in Century Gold files, the coordinates for many drill hole collars are not available, very few collars are visible in the field, and assay data from infill drilling is poorly documented.

From 2005-2007, core drilling programs completed by Staccato Gold provided data to better define stratigraphy in the higher-grade breccia-hosted gold zones at the Lookout Mountain pit, and discovered new areas of mineralization.  The core drilling and drill hole relogging program demonstrated the stratabound nature of gold mineralization in thick zones of collapse breccia within carbonate rock flanking the Ratto Ridge structural zone.  Metallurgical and other technical characteristics of known mineralization at Lookout Mountain are currently being investigated.

In order to improve understanding of the technical aspects of the project and evaluate the potential of the South Eureka property, Staccato Gold initiated a comprehensive work program in June 2008. The program included geologic modeling that incorporated structural and stratigraphic controls to mineralization, additional density determinations, and new drilling and metallurgical test data.  Results of this work have been incorporated into our exploration programs.

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

Over 400 drill holes have been re-logged along Ratto Ridge to ensure geologic consistency with surface mapping, and, based on this work, new geologic cross sections and plans have been constructed for the entire Lookout Mountain deposit.  Geologic grade shells have also been built, and construction of a 3-D model of the geology, based on the results of historic drill re-logging and mapping efforts, is ongoing.  This new work has led to an updated mineralization estimate that resolves past technical issues, and provides us with a plan for advancing the property into the scoping/pre-feasibility study phase following one more round of drilling.

An exploration Plan of Operations has been approved by the BLM and the State Department of Environmental Protection (NDEP) for the Lookout Mountain project.  The Plan of Operations calls for approximately 266 acres of disturbance that can be accessed for use in a phased approach, and covers the entire Ratto Ridge structural zone.  The Plan of Operations will allow us to complete additional infill, metallurgical, and exploration drilling necessary to advance the development of the Lookout Mountain project.

Windfall

Staccato Gold initiated detailed mapping and sampling programs and completed a ten-hole drill program totaling 8,030 feet at the Windfall project in October 2009.  The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralization area.  The Windfall project is one of several prospective gold projects on our extensive South Eureka property in Nevada.

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

All holes in the 2009 exploration program encountered thick intercepts of low grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes drilled define the Windfall fault zone as a 150 to 200 foot thick zone striking roughly north-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

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

Timberline continues to assess the potential of the prospective Windfall fault zone at depth and on strike along the regional trend, with additional surface mapping, sampling, geophysical surveys, and exploration drilling programs planned, including a 6-hole program that was completed in 2011.

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

During the year ended September 30, 2012, we acquired the Windfall patented claims.  The claims were acquired in exchange for $400,000 cash as well as 919,935 shares of our common stock with a value of $500,000, based upon the weighted average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition.

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

From 2010 through 2012, we completed aggressive exploration work programs totaling approximately $9,000,000 on the South Eureka property.  Program objectives were to obtain sufficient data to prepare a NI 43-101 compliant technical report, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets.  The 2010-2012 exploration programs achieved these objectives through:

•

16,675 feet of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•

46,965 feet of  reverse circulation (RC) drilling directed primarily at resource in-fill and definition drilling

•

Drill testing of high grade sulfide lenses within the oxide mineralization to better understand the geologic controls and geometry;

•

Metallurgical testing on core samples to initially define heap leach characteristics and process parameters;

•

Channel sampling and bulk sampling within the historic Lookout Mountain pit for bench-scale metallurgical testing;

•

Identification of additional exploration targets on the South Eureka Property outside of the main Lookout Mountain Project area through detailed geologic mapping and sampling;

•

Drilling and construction of additional groundwater monitoring wells for hydrological characterization;

•

Initiation of geotechnical pit-wall stability and heap leach pad alternative  studies; and

•

Initiation of additional baseline hydrology and environmental geochemistry studies directed at state and BLM permitting.

Regional exploration was also advanced in the district during 2012.  Complementing previous work, geologic mapping and ground magnetic surveys undertaken during the year complete district wide coverage.  Key successes of the 2012 drill program include demonstration of strong continuity in mineralization at the Lookout Mountain Project, and initial identification of high grade gold mineralization down-dip of the current mineralization.

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

The Technical Report was modeled and estimated by MDA by statistical evaluation of available drill data utilizing geologic interpretations provided by us.  The geologic interpretations were used to constrain gold mineral domains on vertical cross sections spaced at 50- to 100-foot intervals across the extents of the Lookout Mountain mineralization.  The cross sections were rectified to the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization geostatistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

The final drill results of the 2011 exploration program were successfully incorporated into the NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on May 31, 2012.  As a result of the 2011 exploration program, we successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the reported mineralization at the Lookout Mountain Project.

During the year ended September 30, 2013, we completed our 2012 exploration program at Lookout Mountain.  This program focused on providing data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly water monitoring, and installation of three monitoring wells. Scoping-level investigations for location of site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of an anticipated Preliminary Economic Assessment (“PEA”) of the project. Assay results from drilling during the 2012 exploration program were incorporated into an NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on April 11, 2013.

As a result of the limited availability of capital, we have curtailed our exploration activities at Lookout Mountain since the completion of the 2012 exploration program.  We have, however, continued geochemical waste rock environmental characterization, completed independent metallurgical testing, continued to monitor water quality and defined hydrologic work plans.  In addition, we consolidated our Elko field office into our Eureka facility in order to reduce ongoing expenses.  We also announced that we had entered into a letter agreement to form a joint venture with a private equity group to fund up to $20-million toward the development, permitting and construction of Lookout Mountain in exchange for up to 50-percent of a newly formed joint venture company.  However, as of the date of filing this report, we have not completed a definitive agreement regarding this joint venture.

There are no proven and probable reserves as defined under Guide 7 at the South Eureka property and our activities there remain exploratory in nature.

In anticipation of the completion of a Preliminary Economic Assessment, we plan in fiscal 2014 to complete additional detailed engineering and environmental studies to support project prefeasibility analysis.  This analysis would allow expeditious completion of an environmental impact study.   Assuming the availability of funding to undertake our exploration program - which is expected to include a preliminary economic analysis, additional drilling, metallurgical recovery studies, and project prefeasibility analyses; we expect that total expenditures on South Eureka during fiscal 2014 will be approximately $8 million.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

Cautionary Note to U.S. Investors: The Technical Report uses the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates”, above.

ICBM Project

The ICBM Joint Venture Project (Timberline/Barrick) is located in the Battle Mountain Mining District, Lander County, Nevada.  The land position consists of 526 hectares (1,300 acres) on BLM-administered lands.  The drilling to date has demonstrated that mineralization is present and is localized along the contacts of Cambrian sediments and altered granodiorite.  This style of mineralization is being mined at Newmont’s Fortitude/Phoenix complex to the south.  We are the operator of the joint venture, and currently hold a 72% interest in the project, with Barrick Gold holding the remaining interest.

As of September 30, 2013, we do not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

White Rock Project

In January 2011 we entered into a mining lease, with an option to purchase a 100% interest, for the White Rock property, which encompasses 2,060 acres in the northeastern portion of Elko County, Nevada.  The terms of the agreement to earn a 100% interest include a series of advance royalty payments, ranging from $20,000 to $50,000 annually, granting of a 3% NSR to the property owner, and an option to purchase all claims comprising the property for $100,000.

The White Rock property is an exploration project encompassing a large, low grade, structurally controlled epithermal gold system with similarities to other well-known Nevada gold deposits such as Sleeper, Paradise Peak and Aurora/Borealis.  Historical exploration during the period from 1988 to 1994 validated widespread gold mineralization within the property.  Since acquiring the property, we have completed detailed geologic mapping, soil and rock chip geochemical sampling, a ground magnetics survey, and spectrophotometry surveys.  In addition, planning and permitting is in progress with regulators in anticipation of a future surface drilling program.  However, as of September 30, 2013, we do not consider White Rock to be a material property and no material expenditures are planned at this time.

Toole Springs Project

In August 2011 we entered into a mining lease, with an option to purchase a 100% interest, for the Red Rock Project and Cedar Project, collectively referred to as the Toole Springs Project, which encompasses 4,020 acres along the Carlin Trend in Elko County, Nevada.  The terms of the agreement to earn a 100% interest include a series of advance royalty payments, ranging from $20,000 to $100,000 annually and the granting of a 3% NSR to the property owner.

The Toole Springs Project represents an early stage gold exploration target. It is located in favorable stratigraphy within the Carlin Trend and is a pediment play (gravel covered).  Limited exploration has been undertaken since we acquired the property, including compilation of historic data, a ground magnetic survey, and biogeochemical sampling.  We anticipate undertaking limited additional surface exploration work on the project in the future, to be followed by a drilling program.  However, as of September 30, 2013, we do not consider Toole Springs to be a material property and no material expenditures are planned at this time.

Seven Troughs District

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of 3,900 acres of patented and unpatented mining claims comprising essentially the entire Seven Troughs gold mining district near Lovelock, Nevada.  Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT, with a standard royalty buy down clause.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century.  We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs.  Since acquiring the property, we have initiated the compilation of historic data and completed a limited geochemical sampling and spectrophotometry survey within the district.  As of September 30, 2013, we do not consider Seven Troughs to be a material property and no material expenditures are planned at this time.

Iron Butte/Dave Knight Mineral Properties

During the year ended September 30, 2013, we announced that we had entered into a Lease and Option-to-Purchase Agreement (the "Knight Agreement") to evaluate, explore, and develop a package of mineral claims in Nevada comprised of six separate properties, including the Iron Butte Project.  The properties, primarily focused in the productive gold trends of central Nevada, were acquired from David Knight, a well-known and respected professional Nevada geologist.  All of the leased properties exhibit anomalous gold values in outcrop or in historic drill holes.

The Iron Butte Project is located along the southern boundary of the prolific Battle Mountain - Eureka Gold Trend.  Over 100,000 feet of drilling have previously been undertaken on the property, outlining gold mineralization along a strike distance of 9,000 feet proximal to the range front with an overall width of 4,000 feet within structural intersections in volcanic rocks and Paleozoic sediments.

The Knight Agreement provided for the issuance of 900,000 restricted shares of our common stock on the effective date of the Knight Agreement, as well as an additional 1,000,000 restricted shares of common stock in September 2014; and 1,500,000 shares of restricted common stock in March 2016.    The shares of restricted common stock issued on the effective date of the Knight Agreement had a value of $306,000, based upon the closing price of our common stock on the NYSE MKT on the date of issuance.

No cash payments are required under the Knight Agreement until March 2015 when annual advance royalty payments of $25,000 commence.  The option to purchase the claims, subject to the reservation of a royalty, is exercisable at any time prior to March 2017.  Should we exercise the purchase option, the purchase price includes a cash payment of $2,000,000, not due until March 2017.  The Knight Agreement does not require any annual work commitments, and provides us with a first right of refusal on certain other Nevada properties controlled by Mr. Knight and currently under lease to third parties.

Subsequent to September 30, 2013 the Knight Agreement was amended to include additional mineral claims in Nevada in exchange for 200,000 restricted shares of our common stock.  As of the date of filing this report, we hold 590 mineral claims on seven separate properties, comprising a total of nearly 11,000 acres under this Knight Agreement, as amended.

As of September 30, 2013, we do not consider the Iron Butte Project, or any of the other properties acquired under the Knight Agreement, as amended, to be a material property and no material expenditures are planned at this time.

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
Miles
Silver Bow County
Township 1 North, Range 7 West, Section 31, 32
Township 1 South, Range 7 West, Section 5, 6

In July 2007, we closed our purchase of the Butte Highlands Gold Project, including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 108,000 shares of our common stock.  The project is located approximately 15 miles south of Butte, Montana in Silver Bow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims situated within Sections 31 and 32, Township 1 North, Range 7 West; Sections 5 and 6, Township 1 South, Range 7 West; and Section 1, Township 1 South, Range 8 West, Montana Principal Meridian.  The property can be accessed utilizing motor vehicles via State Highway 2 and county and US Forest Service maintained, improved surface roads.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.

In October 2008, we announced that we had agreed to form a 50/50 joint venture at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (“Highland”) (an entity controlled by Ron Guill, a director of the Company, to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, development (as defined in the joint venture agreement) began in the summer of 2009, with Highland funding all costs through development. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.  Under the terms of the operating agreement, filed with this Annual Report as Exhibit 10.13, Highland will have preferential rights with respect to distributions until our investment is deemed equal to the investment by Highland.  During the year ended September 30, 2012, Ron Guill, a director of the Company, sold his interest in Highland to a private corporation unrelated to the Company or to Mr. Guill.

Since the creation of BHJV, Butte Highlands has been advanced toward production (as defined in the joint venture agreement) through completion of an underground exploration ramp and a 52,000 foot underground core drilling program.  The drilling program was designed to collect definition drill data to facilitate, with our assistance, a mine model for production planning purposes during the early years of the mine’s production life.  In addition, BHJV continued to collect environmental baseline data as part of its application for an operating permit that was initially submitted during the year ended September 30, 2010 with the Montana Department of Environmental Quality (“MTDEQ”) to commence gold mining operations.  During fiscal 2013 we received a notice of completeness and compliance from the MTDEQ, as well as a draft operating permit.  Subsequent to our fiscal year end, but prior to filing this Annual Report, we also received notification that the MTDEQ had completed its Draft Environmental Impact Statement (“Draft EIS”) relative to the operating permit application.  Receipt of the Draft EIS is a significant milestone in the process to obtaining the final operating permit to commence production.  It is anticipated that the MTDEQ will issue the final operating permit in early 2014.

Activities at Butte Highlands during fiscal 2012 and 2013 focused on advancing mine permitting.  Supplemental baseline data to support the operating permit application was collected and provided to regulators.  This data included characterization of wetlands, faunal study, surface water hydrology investigations, geochemistry, and an initial project water balance analysis.  In addition, a Montana Pollutant Discharge Elimination System (MPDES) permit application was submitted and the final permit was granted in 2013.  The MPDES is a critical requirement for further underground exploration and mine operation.

Permitting has also advanced during 2012 and 2013 with submittal of a proposed Plan of Operations with the United States Forest Service (“USFS”) for ore haulage road use.  The USFS completed site investigations and continues preparation of an Environmental Assessment, which is anticipated to be completed in 2014.  Once the final operating permit is granted by the MTDEQ and the Plan of Operations is approved by the USFS, we expect BHJV to transition from exploration to gold mining operations.

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

All of the private lands within the Butte Highlands property are historic lode and placer claims which were patented through the U.S. government patent process.  We are responsible for paying yearly BLM maintenance fees on all unpatented mining claims and Montana state property taxes on all patented lands.  All associated taxes and fees are paid up to date as of September 30, 2013.  Electricity and water are readily available on the property.  If necessary, additional electricity requirements may be met by augmenting the currently available electrical supply with generator power.

In 2009, we signed a Mining Lease/Option to Purchase Agreement with the Richardson Family Trust for certain patented claims as detailed in the table above.  The agreement called for an initial payment of $20,000 with annual payments of $15,000, increasing to $20,000 plus an annual inflation adjustment by October 2013, and remaining at that level thereafter.  We will pay a 3-4% NSR royalty on any production from the Richardson Family Trust property, based upon the sale price of minerals produced from the property.

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey shale with higher-grade mineralization occurring within the sediments proximal to diorite sills and dikes.  Between 1988 and 1996, prior operators Placer Dome, Battle Mountain, ASARCO, and Orvana Minerals demonstrated the presence of a wide and continuous mineralized zone by drilling 46 core holes (36,835 feet) and 132 reverse-circulation holes (61,338 feet) within the district.  The vast majority of this drilling was conducted in the Nevin Hill area which is included in the Timberline property.  Best gold intercepts achieved at Butte Highlands include 49.8 feet of 0.651 ounces per ton (oz/t) and 11.5 feet of 1.996 oz/t from surface drilling.  From underground drilling, best gold intercepts include 33.6 feet of 1.65 oz/t, 31.0 feet of 1.060 oz/t and 14.3 feet of 2.37 oz/t.

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

Drilling by Timberline Resources

Four core holes were drilled in 2008 totaling 6,757 feet of drill core.  The results were positive, resulting in confirmation and extension of the stratigraphic controlled mineralization to the northwest and the discovery of an additional zone at depth near the northwest end of the known mineralized extents.  The drilling also indicated a potential zone of broader lower grade material within the intrusive which may be amenable to bulk underground mining methods.

In 2009 BHJV completed a five hole core drill program totaling 7,244 feet of drilling.  Several intercepts grading above 0.10 ounces of gold per ton (oz/t) and a significant amount of skarn mineralization were encountered.  At least one of the holes also provided geotechnical data for the proposed vent raise and for exploration.  BHJV also initiated a Hydrologic Reverse Circulation Drill program during 2009.  The program consisted of five holes completed for a total of 6,695 feet.  Data collected during this program was used to model the hydrologic character of the mineralized area.

A seven-hole core drilling program was completed in 2010.  The program had two purposes; one was to infill and expand mineralization within the known area of mineralized material, and the second was to test potential for mineralization to the east, outside the area of known mineralization.  Three holes were drilled within the known extents of the mineralized area while four holes were drilled outside to the east of the known extents.  Two of the holes drilled interior to the known mineralized extents had significant intercepts in them.  Hole BHDDH10-02 had a 9.7 foot intercept grading 0.383 oz/t.  This intercept is generally carried by a 1.72 foot intercept grading 0.768 oz/t.  This drill hole had a couple additional shorter intercepts that with further exploration drilling may lead into additional ore zones.  The first one is a 3.3 foot gold intercept grading 0.113 oz/t and the second is a 2 foot gold intercept grading 0.269 oz/t.

Hole BHDDH10-07 had sixteen intercepts greater than 0.029 oz/t.  The overall intercept was 43.2 feet from 959.8 feet to 1003 feet at an average grade of 0.819 oz/t gold including one intercept from 971.9 feet to 974.1 feet of 2.2 feet grading 15.242 oz/t.  There are other intercepts in the drill hole but all are less than 0.1 oz/t.

There were no mineable width significant intercepts in the outside exploration holes.  Several short intercepts and intercepts of anomalous material were encountered but nothing of economic interest.  Hole number BHDDH10-03 contained an intercept from 938.5 to 939.9 consisting of 1.4 feet grading 0.185 oz/t.  Hole number BHDDH10-04 also contained a short intercept from 708.9 to 709.6 consisting of 0.7 feet grading 0.179 oz/t.  Both of these intercepts were short zones on the contact between intrusive material and the Meagher formation.  Although we did not encounter significant ore zone intercepts, strides in understanding the geology and genesis of the Butte Highlands gold mineralization were achieved.

In 2011, BHJV undertook a 52,000 foot underground definition drilling program.  This program was designed to collect definition drill data to facilitate a mine model for production planning purposes during the early years of the mine’s production life.  This drilling encountered several significant intercepts within the known mineralized extents, including 33.6 feet grading 1.65 oz/t, 51.8 feet grading 0.43 oz/t, 26.9 feet grading 0.32 oz/t and 14.3 feet grading 2.37 oz/t.

All of these intercept values were calculated using a sample length, weighted average calculation or represent a single sample interval.  The true widths of the intervals’ lengths are estimated to be approximately 75-percent of the reported interval length.

Our President, Chief Executive Officer and Executive Chairman, Paul Dircksen, was a qualified person as defined by NI 43-101, and has reviewed and approved the technical contents of drilling results when they were received, including sampling, analytical and test data.  Field work was conducted under his supervision.  Our sampling and analysis program included an industry standard QA/QC program.  After photographing, core logging and cutting the sample intervals in half, the samples were shipped to ALS Chemex Laboratories in Elko, Nevada for preparation.  The prepared pulps were then forwarded by ALS Chemex to their lab in Sparks, Nevada or their lab in Vancouver, BC Canada for analysis.  The samples were analyzed for gold using a standard 30g fire assay with an AA finish.  Samples returning a gold value in excess of 10 ppm were re-analyzed using a 30g fire assay with a gravimetric finish.

As of September 30, 2013, we have incurred exploration costs to date of approximately $1,600,000.  During the 2014 fiscal year, we do not plan to undertake any significant exploration work on the property.  The focus at Butte Highlands in fiscal 2014 will be the completion of the permitting process, and the commencement of mining operations by our joint venture partner, Highland, upon the receipt of the Hard Rock Operating Permit from the State of Montana and the Special Use Permit from the USFS.

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

The Spencer Prospect is held by State of Idaho Department of Lands Mineral Lease No. 9347. The Mineral Lease was issued to a prior Director of Timberline, who assigned it to us for consideration of common stock and approximately $3,000 in expenses.  The prospect is located in Section 16, Township 12 North, Range 37 East, in Clark County, Idaho.  The lease covers an area of approximately 640 acres and calls for annual payments to the State of Idaho of $640.  Royalties on production of precious metals are 5-percent of the gross receipts from the sale of minerals produced, less reasonable transportation, smelting and treatment costs.

As of September 30, 2013, we do not consider the Spencer prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

Idaho Copper-Silver Property

The Snowstorm Prospect

The Snowstorm Prospect (“Snowstorm”) is located in north Idaho’s “Silver Valley” and features the Snowstorm Mine, a historic operation that produced 800,000 tons of ore averaging 4-percent copper and 6 ounces per ton (oz/t) silver.  Snowstorm mineralization occurred as disseminated copper and silver found in the same Revett Formation quartzites that host the Troy, Rock Creek, and Montanore deposits on the Montana Copper Sulfide Belt, but was of a much higher grade.  The Snowstorm property, which is 2 miles northeast of the Lucky Friday Mine near Mullan in Shoshone County, Idaho, lies in the southwest corner of the Montana Copper Sulfide Belt where it overlaps the northeast corner of the Coeur d'Alene Mining District.

In June 2012 we entered into an Exploration and Option to Purchase Agreement (“Snowstorm Agreement”) with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for Snowstorm.  Under the terms of the agreement, Daycon held a five year option to purchase the property for $1.5 million cash.  We received a total of 1,000,000 shares of Daycon common stock under the Snowstorm Agreement, with potential stock to be issued of up to 1,500,000 shares of Daycon common stock.  Daycon agreed to make annual minimum exploration expenditure commitments of $250,000 on Snowstorm, commencing in June 2014.

Subsequent to September 30, 2013, we replaced the Snowstorm Agreement with a Transfer Agreement whereby we transferred our interests in Snowstorm to Daycon in exchange for 500,000 shares of Daycon common stock, thereby ending our involvement in Snowstorm.  We do not consider our agreements with respect to Snowstorm to be material to our business at this time.

As of September 30, 2013, we do not consider the Snowstorm prospect to be a material property.  No material future expenditures are planned on the prospect, as we have subsequently transferred the prospect to Daycon as described above.

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

In June 2012 we entered into an Exploration and Option to Purchase Agreement (“Montana Agreement”) with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Montana Copper-Silver Properties.  Under the terms of the Montana Agreement, Daycon held a five year option to purchase the properties for $1.5 million cash.  We received a total of 600,000 shares of Daycon common stock under the Montana Agreement, with potential stock to be issued of up to 900,000 shares of Daycon common stock.  Daycon had agreed to make annual minimum exploration expenditure commitments of $200,000 on the properties, commencing in June 2014.  However, during the year ended September 30, 2013, Daycon exercised its right to terminate the Montana Agreement and return the properties to us.

Subsequent to September 30, 2013, we entered into agreements with Daycon whereby we transferred the properties to Daycon for nominal consideration, thereby ending our involvement in the Montana Copper-Silver Properties.  We do not consider our agreements with respect to these properties to be material to our business at this time.

As of September 30, 2013, we do not consider any of the Minton Pass, East Bull, Standard Creek, Lucky Luke, Clear Peak or Copper Rock prospects to be material properties.  No material future expenditures are planned on the properties, as we have subsequently transferred the properties to Daycon as described above.

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations involve preparation of environmental impact studies that examine the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA) and the Fish and Wildlife Service (FWS).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and Departments of Environmental Quality.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in certain open-pit mining activities within the state.  Cyanide is often used in the extraction of gold.  However, since some of our prospects in Montana are for silver and copper this ban does not affect those properties.  Our Butte Highlands project in Montana is partially on patented ground and is an underground gold prospect.  It is anticipated that any production from this property would be from an underground mine and would, at least initially, be shipped to nearby mills for processing as opposed to building our own mills and processing facilities, thus this ban would not affect our plans in Montana. We are not aware of any other states that plan to enact similar legislation.

Gold, silver and copper are mined in a wide variety of ways, both in open pit and underground mines.  Open pit mines require the gold deposit to be relatively close to the surface.  These deposits tend to be low grade (such as 0.01-0.03 ounces per ton gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day.

Open pit operations for gold often involve heap leaching as a metallurgical method to remove the gold.  Heap leaching involves stacking the ore on pads which are lined with an impenetrable surface, then sprinkling the gold with a weak cyanide solution to extract the gold.  The gold impregnated solution is collected and the gold recovered through further processing.

Underground metal mines generally involve higher grade ore bodies.  Less tonnage is mined underground, and generally the higher grade ore is processed in a mill or other refining facility.  This process results in the accumulation of waste by-products from the processing of the ground ore. Mills require associated tailings ponds to capture waste by-products and treat water used in the milling process.

Capital costs for mine, mill and tailings pond construction can, depending upon the size of the operation, run into the hundreds of millions of dollars. These costs are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced.  Metals prices are set on a world-wide market and are not controlled by the operators of the mine.  Changes in currency values or exchange rates can also impact metals prices.  Changes in metals prices or operating costs can have a huge impact on the economic viability of a mining operation.

Environmental protection and remediation is an increasingly important part of mineral economics.  In some cases, particularly in Montana, with its concern for its grizzly bear population, mining companies have been required to acquire and donate additional land to serve as a substitute habitat for this threatened species.

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

We intend to focus on exploration and discovery of mineral resources.  If we are successful, the ore bodies discovered will be attractive to production companies, or we will potentially bring the ore bodies to production ourselves.  The mining industry, like agriculture, is a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If we are successful in finding an economic ore body, be it gold, silver or copper, sufficient value is expected to be created to reward our shareholders and allow for all production and reclamation expenses to be paid ourselves or by the actual producer to whom we convey, assign or joint venture the project.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE MKT and is quoted under the trading symbol “TLR”.  Our common stock also trades on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “TBR”.  The high and low sale prices for our common stock as quoted on the NYSE MKT and the TSX-V were as follows:

	NYSE MKT (US$)		TSX-V (Cdn$)
Period(1)	High	Low	High	Low

2013
First Quarter	$0.25	$0.15	$0.25	$0.15
Second Quarter	$0.21	$0.13	$0.21	$0.13
Third Quarter	$0.35	$0.16	$0.38	$0.16
Fourth Quarter(2)	$0.20	$0.14	$0.21	$0.13

2012
First Quarter	$0.63	$0.45	$0.70	$0.46
Second Quarter	$0.52	$0.26	$0.55	$0.24
Third Quarter	$0.42	$0.23	$0.45	$0.23
Fourth Quarter	$0.50	$0.19	$0.46	$0.19

2011
Fourth Quarter	$0.74	$0.50	$0.70	$0.52

(1) Quarters indicate calendar year quarters. (2) Through December 17, 2013

On December 17, 2013, the closing sale price for our common stock was $0.17 on the NYSE MKT and $0.19 Cdn. on the TSX-V.

As of December 17, 2013, we had 74,221,879 shares of common stock issued and outstanding, held by approximately 750 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Stock Incentive Plans

In February 2005, our Board adopted the 2005 Stock Incentive Plan which was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 23, 2005. This plan authorized the granting of up to 750,000 non-qualified stock options to our officers, directors, and consultants.

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

On August 22, 2008, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 plan as previously amended.  Following the increase, the plan provided for 7,000,000 shares of common stock for awards under the plan.

On May 28, 2010, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 plan as previously amended.  Following the increase, the plan provides for 10,000,000 shares of common stock for awards under the plan.

Equity Compensation Plans

The following summary information is presented as of September 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,271,500(1)	$0.63	1,958,865
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	5,271,500(1)	$0.63	1,958,865

(1)   See “Stock Incentive Plans”, above.

As to the options granted to date, there were no options exercised during the year ended September 30, 2013.  For the year ended September 30, 2012, 398,333 options were exercised.

Sale of Unregistered Securities

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in our current reports on Form 8-K and our Quarterly Reports on Form 10-Q.

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

Overview

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were a mineral exploration company.  We advanced our business plan with the acquisition of a drilling services company in 2006, the acquisition of Butte Highlands in 2007, and the acquisition of Staccato Gold Resources Ltd. in 2010.  Prior to commencing our operations in 2004, the purchase of Timberline Drilling (formerly known as Kettle Drilling), and a more active and focused exploration division, the Company had no reported revenues and accumulated losses.

During 2013 we have continued to focus our business model on mineral exploration and development, with future revenues and cash flows, if any, to be derived from any future mineral production.

Mineral Exploration

In 2010, we acquired Staccato Gold Resources Ltd. and its South Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, and is one of the largest undeveloped exploration properties in Nevada, encompassing some 23 square miles.  Since our acquisition of the South Eureka Property we have completed an aggressive work program, including more than 60,000 feet of surface drilling, metallurgical testing, geotechnical and geochemical studies, as well as baseline environmental studies. We have obtained sufficient data to complete several updated mineralization estimates.  In addition, we completed detailed mapping of the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets that were tested during our most recent drilling program as well as those to be tested in future exploration drilling programs.

Given the difficult market conditions for mineral exploration companies, we have scaled back our exploration activities during the past year in order to preserve capital, while still undertaking important permitting and planning activities in order to move projects forward expeditiously as capital becomes available.  At our South Eureka Property, which includes the Lookout Mountain Project, we followed up on the exploration and drilling programs of the previous three years with continued geochemical waste rock environmental characterization, independent metallurgical leach testing, water quality monitoring and definition of hydrologic work plans.  In addition, we consolidated our Elko field office into our Eureka facility in order to reduce ongoing expenses.  We also announced an updated gold mineralization estimate in April 2013.

We expect to proceed with a Preliminary Economic Assessment of the Lookout Mountain Project in 2014, as well as continuing with ongoing metallurgical, geotechnical and environmental studies as part of this assessment.   Assuming the availability of funding to undertake our exploration program, we expect that total expenditures on South Eureka during fiscal 2014 will be approximately $8 million.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

Our Butte Highlands Joint Venture in Montana continued to progress toward commencement of mineral extraction during the 2013 fiscal year.  Our activities during 2013 were concentrated primarily on advancing permitting of the project.  A draft operating permit was received during the year.  In addition, a Montana Pollutant Discharge Elimination System (MPDES) permit application was submitted, and the permit was received, in 2013.  Subsequent to our fiscal year end, but prior to filing this report, we received notification that the MTDEQ had completed its Draft EIS.  Receipt of the Draft EIS is a significant milestone in the process of obtaining the final operating permit to commence mineral extraction.  We expect to obtain all necessary permits to commence mineral extraction in fiscal 2014, including a permit from the United States Forest Service for ore haulage road use.  Surface facilities and infrastructure required for these activities are already in place and were constructed under our exploration permit which has been in place since August 2009.

Timberline’s Butte Highlands Joint Venture is the first example of our strategy to enter into creative structures that move extractive responsibility to other parties while allowing exposure to gold extraction, where financing has been provided by a third party.  This has been achieved with no dilution to Timberline shareholders.  As noted, all expenditures relating to the construction of the projected underground mine are being paid by Timberline’s joint venture partner, with a total expected construction budget of approximately USD $35-40 million.

Our management and geologists remain committed to providing exploration and potential for discovery to our investors.  Looking ahead, it is the opinion of management that our primary commodity focus should be on precious metals - primarily gold, and to a lesser extent on silver.  Furthermore, we believe that projects similar to Lookout Mountain and Butte Highlands are a good fit for the current environment and the unique qualifications of our people and strategic partners.

Results of Operations for Years Ended September 30, 2013 and 2012

Consolidated Results

(US$)	Year Ended September 30,
	2013	2012
Consolidated net loss from continuing operations	$(3,724,582)	$(7,171,572)
Income from discontinued operations, net of tax	-	2,121,580
Consolidated net loss	$(3,724,582)	$(5,049,992)

Our overall consolidated net loss for the year decreased in comparison to the prior year primarily as a result of a decrease in mineral exploration expenses by the Company, particularly at our South Eureka Property.  The income from discontinued operations in the previous year includes a $1,636,938 gain on disposal of our former subsidiary, Timberline Drilling, as well as income from Timberline Drilling of $484,642 during the portion of the fiscal year ended September 30, 2012 prior to its sale.

(US$)	Year Ended September 30,
	2013	2012
Exploration expenses:
Butte Highlands	$ 28,862	$ 13,953
South Eureka/Lookout Mountain	1,501,737	4,204,887
Other exploration properties	414,821	728,812
Total exploration expenditures	1,945,420	4,947,652
Non-cash expenses:
Stock option and stock issuance expense	10,000	370,000
Depreciation, amortization and accretion	33,781	56,726
Total non-cash expenses	43,781	426,726
Gain on lease of mineral rights	(250,000)	(75,000)
Salaries and benefits	791,655	808,426
Professional fees expense	189,487	271,946
Impairment of long term investments	450,000	-
Impairment of available-for-sale securities	-	50,000
Other general and administrative expenses	618,146	798,542
Interest expense	-	71,274
Interest and other income	(63,907)	(127,994)
Net loss from continuing operations	$ (3,724,582)	$ (7,171,572)

The decrease in the after tax net loss from continuing operations for the year ended September 30, 2013 as compared to the previous year’s after tax net loss is a result of considerably decreased expenditures on mineral exploration at our South Eureka/Lookout Mountain property and lower expenses.  We did not grant stock options to all employees and directors in fiscal 2013, thereby reducing stock option expense by $360,000 from the previous year.  Professional fees expenses were higher in 2012 than 2013 as a result of costs related to our disposition of our former subsidiary, Timberline Drilling. Other general and administrative expenses were lower in fiscal 2013 primarily as a result of reductions in investor relations activities, outside consulting services, travel and office expenses.  During 2013 we recognized an increased gain on leases of mineral rights, related to agreements whereby we leased the right to explore our Snowstorm Prospect and Montana Copper-Silver Properties (as more fully described in Item 2 of the Annual Report), and we had no interest expense, as our outstanding debt obligation was repaid in fiscal 2012.

The reductions in our net loss from continuing operations in fiscal 2013 compared to 2012, described above, were offset in part by the recognition of a $450,000 impairment loss on our investment in Daycon Minerals, as more fully described in Note 8 to our consolidated financial statements contained in Item 8 of this Annual Report.  We also earned less interest income on our note receivable from the purchaser of Timberline Drilling in fiscal 2013, as the note was repaid midway through the year.

Discontinued Operations – Timberline Drilling

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

The following table details selected financial information included in the income from discontinued operations in our consolidated statement of operations for the years ended September 30, 2013 and 2012.

(US$)	Year Ended September 30,
	2013	2012
Revenues	$-	$3,173,633
Cost of revenues	-	(2,300,585)
Operating expenses	-	(372,437)
Interest and other income	-	188
Interest expense	-	(16,157)
Net income	$-	$484,642
Gain on disposal	-	1,636,938
Income from discontinued operations, net of tax	$-	$2,121,580

Our consolidated balance sheet has no assets and liabilities of discontinued operations held for sale at September 30, 2013 or 2012.

Financial Condition and Liquidity

At September 30, 2013, we had assets of $16,892,812 consisting of cash in the amount of $824,919; prepaid drilling services of $660,000; restricted cash of $639,422; property, mineral rights, and equipment, net of depreciation, of $14,037,784; and other assets of $730,687.

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

At September 30, 2013 our working capital surplus was $438,023, compared to working capital of $2,134,871 at September 30, 2012.  As of the date of filing of this report, we have no outstanding debt and a cash balance of approximately $300,000.  Management expects to maintain or increase the amount of working capital and minimize expenditures by minimizing discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through equity investments, joint ventures, or other types of agreements or strategic arrangements.  We plan, as funding allows, to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

We may not be able to execute our operating plans with our current cash balances.  Therefore, we anticipate the need to engage in a financing transaction which may include equity financing, sales of non-core assets, credit facilities or debenture issuances, or other strategic arrangements.  With our expected ability to complete such a financing transaction, in addition to our current cash balance, our ability to curtail discretionary exploration expenditures as needed, as well as the expected commencement of cash flows from our Butte Highlands Gold Project, we believe that we have sufficient working capital to meet our ongoing non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Additional financing will be required to allow us to move forward with our exploration program on our Lookout Mountain project, based on our current plans for that project.  Butte Highlands continues to be carried to production

(as defined in the joint venture agreement). If and when extraction of mineralized material begins as anticipated in 2014, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income will serve to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund all such activities and that additional financing will still be necessary to fund our other exploration activities, or those activities will have to be curtailed.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.

Financing activities

In December 2012, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 5,750,000 shares of common stock at a price of $0.20 per share for gross proceeds of $1,150,000.  We incurred $261,585 in expenses with respect to the offering, resulting in net proceeds of $888,415.  In connection with the offering, we also issued 150,000 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a two year period commencing December 26, 2013.

In September 2013, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 5,000,000 shares of common stock at a price of $0.20 per share for gross proceeds of $1,000,000.  We incurred $204,579 in expenses with respect to the offering, resulting in net proceeds of $795,421.  In connection with the offering, we also issued 150,000 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a two year period commencing September 10, 2014.

Subsequent to September 30, 2013, but prior to filing this Annual Report, we announced that we had entered into an agreement with RockStar Resources, Inc. (“RockStar”) whereby RockStar has agreed to purchase $750,000 in shares of our common stock at a price of $0.20 per share in three, equal, instalments of $250,000 on or before December 31, 2013, January 31, 2014 and February 28, 2014.

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

We review the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2012. Adoption of this guidance did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2013. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Contractual Obligations

Timberline and its subsidiaries lease office space and storage facilities.  All of these facilities, which we believe are adequate for our needs for the foreseeable future, are leased. Under the current leases, we paid rental payments of $92,791 in the fiscal year ending September 30, 2013. The current leases call for the following fiscal year payments:  $55,700 (2014).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2013 and 2012

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

35

Consolidated balance sheets

36

Consolidated statements of operations and comprehensive income (loss)

37

Consolidated statements of changes in stockholders’ equity

38

Consolidated statements of cash flows

39-40

Notes to consolidated financial statements

41-54

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Timberline Resources Corporation:

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation *(An Exploration Stage Company)* ("the Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Resources Corporation *(An Exploration Stage Company)* as of September 30, 2013 and 2012, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses, has no recurring source of revenue, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
December 13, 2013

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$824,919	$1,034,080
Prepaid expenses and other current assets	30,151	67,660
Joint venture receivable	53,586	773,028
Note receivable	-	1,350,000
TOTAL CURRENT ASSETS	908,656	3,224,768

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	14,037,784	13,636,073

OTHER ASSETS:
Prepaid drilling services	660,000	887,116
Investment in joint venture	642,450	642,450
Restricted cash	639,422	639,422
Deposits and other assets	4,500	179,500
TOTAL OTHER ASSETS	1,946,372	2,348,488
TOTAL ASSETS	$16,892,812	$19,209,329

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$204,897	$929,229
Accrued expenses	213,292	111,667
Accrued payroll, benefits and taxes	52,444	49,001
TOTAL CURRENT LIABILITIES	470,633	1,089,897

LONG-TERM LIABILITIES:
Asset retirement obligation	125,823	119,831
TOTAL LONG-TERM LIABILITIES	125,823	119,831

COMMITMENTS (NOTE 15)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 74,021,879 and 62,271,879 shares issued
and outstanding, respectively	74,022	62,272
Additional paid-in capital	58,207,622	56,198,035
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(10,306,843)	(6,582,261)
TOTAL STOCKHOLDERS' EQUITY	16,296,356	17,999,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,892,812	$19,209,329

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			From Inception of
			Exploration Stage
	Year ended		November 9, 2011
	September 30,		Through
	2013	2012	September 30, 2013

OPERATING EXPENSES:
Mineral exploration expenses	$1,945,420	$4,947,652	$6,487,132
Gain on lease of mineral rights	(250,000)	(75,000)	(325,000)
Salaries and benefits	791,655	1,032,427	1,773,770
Professional fees expense	189,487	271,946	427,469
Insurance expense	111,401	97,330	206,992
Other general and administrative expenses	550,526	903,937	1, 399,238
TOTAL OPERATING EXPENSES	3,338,489	7,178,292	9,969,601

LOSS FROM OPERATIONS	(3,338,489)	(7,178,292)	(9,969,601)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(2,619)	(333)	(2,364)
Interest income	66,526	128,327	194,730
Related party interest expense	-	(71,274)	(29,608)
Impairment of available-for-sale securities	-	(50,000)	(50,000)
Impairment of long term investment	(450,000)	-	(450,000)
TOTAL OTHER INCOME (EXPENSE)	(386,093)	6,720	(337,242)

LOSS BEFORE INCOME TAXES	(3,724,582)	(7,171,572)	(10,306,843)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(3,724,582)	(7,171,572)	(10,306,843)

DISCONTINUED OPERATIONS (NOTE 14):
Net income, net of taxes	-	484,642	-
Gain on disposal	-	1,636,938	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	2,121,580	-

NET LOSS	(3,724,582)	(5,049,992)	(10,306,843)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of net loss on available-for-sale equity securities included in net loss	-	(486,400)	(486,400)

COMPREHENSIVE LOSS	$(3,724,582)	$(5,536,392)	$(10,793,243)

NET INCOME (LOSS) PER SHARE AVAILABLE TO
COMMON STOCKHOLDERS, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.06)	$(0.11)
DISCONTINUED OPERATIONS	-	0.03
NET LOSS	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	67,054,893	61,795,781

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Exploration	Accumulated
			Additional		Stage	Other	Total
	Common Stock		Paid-in	Accumulated	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit	Income	Equity
Balance, September 30, 2011	61,189,417	$61,189	$55,317,568	$(33,210,714)	$-	$486,400	$22,654,443

Common stock issued for options exercised	162,527	163	11,387	-	-	-	11,550

Vested portion of stock options granted	-	-	370,000	-	-	-	370,000

Common stock issued for mineral rights,	919,935	920	499,080				500,000
property and equipment purchase

Reclassification of net loss on available-for-
sale equity securities included in net loss	-	-	-	-	-	(486,400)	(486,400)

Net income (loss)	-	-	-	1,532,269	(6,582,261)	-	(5,049,992)

Balance, September 30, 2012	62,271,879	$62,272	$56,198,035	$(31,678,445)	$(6,582,261)	$-	$17,999,601

Common stock issued for mineral
exploration expenses	100,000	100	21,400	-	-	-	21,500

Vested portion of stock options granted	-	-	10,000	-	-	-	10,000

Common stock issued for mineral rights,
property and equipment purchase	900,000	900	305,100	-	-	-	306,000

Common stock and warrants issued for cash
at $0.20 per share, net of offering costs	10,750,000	10,750	1,673,087	-	-	-	1,683,837

Net loss	-	-	-	-	(3,724,582)	-	(3,724,582)

Balance, September 30, 2013	74,021,879	$74,022	$58,207,622	$(31,678,445)	$(10,306,843)	$-	$16,296,356

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,		From Inception of Exploration Stage November 9, 2011 Through
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,724,582)	$(5,049,992)	$(10,306,843)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	27,789	187,481	78,808
Stock based compensation	10,000	370,000	338,000
Accretion of asset retirement obligation	5,992	5,706	11,698
Gain on lease of mineral rights	(250,000)	(75,000)	(325,000)
Common stock issued for mineral exploration expenses	21,500	-	21,500
Impairment of long term investment	450,000	-	450,000
Amortization of deferred financing cost with related party	-	15,909	15,909
Impairment of available-for-sale securities	-	50,000	50,000
Gain on sale of discontinued operations	-	(1,636,938)	-
Changes in assets and liabilities:
Prepaid drilling service, prepaid expenses and other current assets, deposits and other assets	264,625	807,450	729,479
Joint venture receivable	719,442	(675,402)	(13,176)
Accounts payable	(724,332)	(1,068,564)	(196,049)
Accrued expenses	101,625	(285,266)	213,292
Accrued payroll, benefits and taxes	3,443	(660,010)	52,444
Receivable from sale of discontinued operations	-	-	1,657,625
Accounts receivable	-	1,837,928	-
Materials and supplies inventory	-	1,577,703	-
Deferred revenue	-	(78,970)	-
Accrued interest on convertible note payable to related party	-	(41,667)	-
Net cash used by operating activities	(3,094,498)	(4,719,632)	(7,222,313)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, mineral rights and equipment	(148,500)	(618,000)	(732,500)
Payment on note receivable	1,350,000	-	1,350,000
Change in restricted cash	-	(201,086)	(201,086)
Change in other assets	-	(50,000)	(50,000)
Proceeds from sale of discontinued operations	-	8,000,000	-
Net cash provided by investing activities	1,201,500	7,130,914	366,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of stock offering costs	1,683,837	-	1,683,837
Payments on convertible note payable to related party	-	(5,000,000)	(5,000,000)
Proceeds from exercise of stock options	-	11,550	11,550
Payments on long term debt	-	(681,793)	-
Payments on capital leases	-	(346,908)	-
Net cash provided (used) by financing activities	1,683,837	(6,017,151)	(3,304,613)

Net decrease in cash	(209,161)	(3,605,869)	(10,160,512)

CASH INCLUDED IN CURRENT ASSETS HELD FOR SALE AT
BEGINNING OF PERIOD	-	2,812,053	-

CASH AT BEGINNING OF PERIOD	1,034,080	1,827,896	10,985,431

CASH AT END OF PERIOD	$824,919	$1,034,080	$824,919

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		From Inception of Exploration Stage November 9, 2011 Through
	2013	2012	September 30, 2013

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid in cash	$-	$68,023	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for mineral rights purchase	$306,000	$500,000	$806,000
Long term investment received from lease of mineral rights	25,000	50,000	75,000
Note receivable from sale of discontinued operations	-	1,350,000	-
Prepaid drilling services from sale of discontinued operations	-	1,100,000	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”, “we”, “us”, “our”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.

In 2006, we acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).  In September 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  Timberline Drilling provides drilling services to the mining and mineral exploration industries in the United States.  On November 9, 2011, we closed the sale of Timberline Drilling and World Wide (see Note 14) and became an exploration stage enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  The consolidated financial statements for the years ended September 30, 2013 and 2012 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

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

e.

Fair Value of Financial Instruments – Our financial instruments include cash and restricted cash. The carrying value of restricted cash approximates fair value based on the contractual terms of those instruments.

f.

Cash Equivalents – For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

g.

Restricted Cash – Restricted cash represents funds restricted as collateral for bonds held for exploration permits.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

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

i.

Investments – Investments in private entities which do not have a readily determinable fair value, and in which we do not have significant influence, are  carried at the lower of cost or fair value.  We also have a 50% interest in a joint venture at our Butte Highlands Gold Project (see Note 5).  Given that our 50% interest in the joint venture is carried to production, we do not have management control over operating decisions of the joint venture until our joint venture partner’s investment in the project, less $2 million, is recovered by the joint venture partner out of future production; and we have no risk of loss from expenses incurred by the joint venture until production, we are carrying our investment in the joint venture at cost on the consolidated balance sheet.

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

k.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – We review the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairments were recorded at September 30, 2013 or September 30, 2012.

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

n.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is our functional currency. We have a Canadian subsidiary, but this subsidiary has no operations, assets or liabilities in Canada for the years ended September 30, 2013 and 2012, respectively.  Foreign translation and transaction losses from continuing operations, relating to expenses incurred in Canada by Timberline, of $2,619 and $333 for the years ended September 30, 2013 and 2012, respectively, have been included in the current period net loss as a component of other expense.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

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

The dilutive effect of convertible and outstanding securities as of September 30, 2013 and 2012 is as follows:

	2013	2012
Stock options	5,271,500	6,491,500
Warrants	300,000	-
Total potential dilution	5,571,500	6,491,500

At September 30, 2013 and 2012, the effect of the Company’s outstanding stock options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

r.

New Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2012. Adoption of this guidance did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2013. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and 2012, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2013	2012	Input Hierarchy Level
Assets:
Cash	$824,919	$1,034,080	Level 1
Restricted cash	639,422	639,422	Level 1

NOTE 4 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights and equipment and accumulated depreciation at September 30, 2013 and 2012:

	Expected Useful Lives (years)	2013	2012

Mineral rights – South Eureka	-	$13,329,842	$13,241,342
Mineral rights – Other	-	626,000	285,000
Equipment and vehicles	2-5	185,692	185,692
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property, mineral rights and equipment		14,263,161	13,833,661
Less accumulated depreciation		(225,377)	(197,588)
Property, mineral rights and equipment, net		$14,037,784	$13,636,073

Depreciation expense from continuing operations for the years ended September 30, 2013 and 2012 was $27,789 and $51,019, respectively.

NOTE 5 – INVESTMENT IN JOINT VENTURE:

In July 2009, we entered into a joint venture operating agreement (the “Agreement”) with Highland Mining, LLC (“Highland”).   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of our contribution of our 100% interest in the Butte Highlands Gold Project, carried on our balance sheet at cost, we hold a 50% interest in BHJV.  Under terms of the agreement, our interest in BHJV will be carried to production by Highland, which will fund all future project exploration and mine development costs.

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

At September 30, 2013 and 2012, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $53,586 and $773,028, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6 – NOTE RECEIVABLE:

We had a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011 (see Note 14).  The note receivable was unsecured and subordinated and bore interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.  The note receivable was fully repaid on April 19, 2013.

The following table summarizes activity in the Company’s note receivable for the years ended September 30, 2013 and 2012:

	2013	2012

Beginning balance	$1,350,000	$-
Note receivable acquired	-	1,350,000
Payment received on note receivable	(1,350,000)	-
Ending balance	$-	$1,350,000

We recorded interest income on this note of $66,164 and $120,945 for the years ended September 30, 2013 and 2012, respectively.

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

The following table summarizes activity in our prepaid drilling services at September 30, 2013 and 2012:

	2013	2012

Beginning balance	$887,116	$-
Prepaid drilling services acquired	-	1,100,000
Prepaid drilling services used	-	(212,884)
Cash received in lieu of drilling services	(227,116)	-
Ending balance	$660,000	$887,116

NOTE 8 –DEPOSITS AND OTHER ASSETS:

Deposits and other assets on our consolidated balance sheets include an investment in shares of common stock of Daycon Minerals (“Daycon”), a private Canadian mineral exploration company.  This investment is accounted for using the cost method, as follows, at September 30, 2013 and 2012:

	2013	2012

Shares of common stock owned	1,800,000	700,000

Cost value of investment	$450,000	$175,000
Other-than-temporary impairment	(450,000)	-
Carrying value of investment	$-	$175,000

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8 –DEPOSITS AND OTHER ASSETS, (continued):

500,000 shares of Daycon common stock valued at $125,000 were acquired during the year ended September 30, 2012 as consideration under exploration agreements granting Daycon the right to explore our Snowstorm Prospect as well as our Montana Copper-Silver Properties.  In addition, we acquired 200,000 shares of Daycon common stock in exchange for $50,000 cash during the year ended September 30, 2012.   We acquired 1,100,000 shares of Daycon common stock valued at $275,000 during the year ended September 30, 2013 under these same exploration agreements.  We recognized a gain on lease of mineral rights of $250,000 and $75,000 upon the receipt of Daycon common stock during the years ended September 30, 2013 and 2012, respectively.  These amounts were net of a reduction of our capitalized interest in the leased mineral properties of $25,000 and $50,000 during the years ended September 30, 2013 and 2012, respectively.

At September 30, 2013 we evaluated the fair value of our investment in Daycon and determined that this asset is impaired.  We determined that the fair value measurement of our investment in Daycon falls under Level 3 (no significant observable inputs) of the fair value hierarchy.  Given the adverse market conditions for mineral exploration companies and our doubt about Daycon’s ability to continue as a going concern, we concluded that the fair value of our investment in Daycon at September 30, 2013 is zero.  As a result we have recognized a $450,000 impairment of long term investments in our consolidated statement of operations for the year ended September 30, 2013.

NOTE 9 – RELATED PARTY TRANSACTIONS:

a.

Butte Highlands Joint Venture Agreement

On July 22, 2009, we entered into an operating agreement (the “Operating Agreement”) with Highland, an entity controlled by Ron Guill, a former director of the Company, to form a 50/50 joint venture for development and mining of our Butte Highlands Gold Project (see Note 5). Under the terms of the Operating Agreement, we contributed our Butte Highlands property to BHJV for a deemed value of $2 million, and Highland contributed certain property and will fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

During the year ended September 30, 2012, Highland was sold to Montana State Gold Corporation (“MSGC”), a private corporation unaffiliated with the Company.  As a result, Highland is no longer a related party to the Company, and Ron Guill is no longer the manager of BHJV.  At September 30, 2013 and 2012, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $53,586 and $773,028, respectively.

b.

Sale of Timberline Drilling, Inc.

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly owned subsidiary, Timberline Drilling, Inc., to a private company formed by a group of investors, including the senior management team of Timberline Drilling, Inc.  No officers or directors of the Company are affiliated with the buyer.  During the year ended September 30, 2012, the sale of Timberline Drilling, Inc. was completed (see Note 14).

c.

Daycon Minerals

We own approximately 15% and 7% of the issued and outstanding stock of Daycon as of September 30, 2013 and 2012, respectively.  In addition, our President and CEO, Paul Dircksen, is a member of the board of directors of Daycon as of September 30, 2013. (See Note 8)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 – ASSET RETIREMENT OBLIGATION:

We have established an asset retirement obligation (“ARO”) for our exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in our permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit adjusted risk-free interest rate of 5% from the time we expect to pay the retirement obligation to the time we incurred the obligation, which is estimated at 10 years.

The following table summarizes activity in our ARO liability for the years ended September 30, 2013 and 2012:

	2013	2012
Beginning balance	$119,831	$114,125
Accretion expense	5,992	5,706
Ending balance	$125,823	$119,831

NOTE 11 – INCOME TAXES:

We have not recognized a provision for income taxes for the years ended September 30, 2013 and 2012.

At September 30, 2013 and 2012, we had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes.  As our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2013 and 2012.

The components of our deferred taxes for the years ended September 30, 2013 and 2012 are as follows:

	2013	2012
Net deferred tax asset:
Exploration costs	$1,027,000	$1,136,000
Property, mineral rights and equipment	35,000	4,000
Long term investments	180,000	-
Foreign intangible expenses	(312,000)	(371,000)
Share based compensation	2,106,000	2,167,000
Alternative minimum tax credit carryforward	2,000	19,000
Foreign income tax credit carryforwards	697,000	443,000
Federal net operating losses	7,827,000	8,424,000
Foreign net operating losses	1,691,000	2,070,000
Total deferred tax asset	13,253,000	13,892,000
Valuation allowance	(13,253,000)	(13,892,000)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax asset:
Property, mineral rights and equipment	$(3,814,000)	$(3,759,000)
Exploration costs	2,954,000	2,809,000
Federal net operating losses	3,251,000	2,594,000
Total deferred tax asset	2,391,000	1,644,000
Valuation allowance	(2,391,000)	(1,644,000)
Deferred tax asset	$-	$-

The federal income taxes of our wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by our Canadian subsidiary, Staccato Gold Resources Ltd.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 11 – INCOME TAXES, (continued):

Net income (loss) before income taxes for the years ended September 30, 2013 and 2012 are as follows:

	2013	2012

Continuing operations	$(3,724,582)	$(7,171,572)
Discontinued operations	-	2,121,580
	$(3,724,582)	$(5,049,992)

	2013	2012

Statutory Federal income tax rate	34%	34%

Expected income tax benefit based on statutory rate	$(1,303,000)	$(1,717,000)
Permanent differences	4,000	31,000
Effect of state taxes	119,000	(40,000)
Effect of tax rate changes	574,000	-
Non-recognition due to increase in valuation allowance	606,000	1,726,000
Total income tax benefit	$-	$-

We have concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of September 30, 2013 or 2012. Therefore, we do not have an accrual for uncertain tax positions as of September 30, 2013 or 2012.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2010 through 2013 remain subject to examination by state and federal tax authorities.

At September 30, 2013, we had federal net operating loss carryforwards of approximately $30,437,000 which will expire in fiscal years ending September 30, 2017 through September 30, 2033. Approximately $6,593,000 of state net operating loss carryforwards will expire in fiscal years ending September 30, 2014 through September 30, 2033.

At September 30, 2013 we had $433,000 of foreign tax credit carryforwards which expire on September 30, 2013.  At September 30, 2013 we also have approximately $6,200,000 in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2031.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, we are restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2013, this limitation is applicable to accumulated federal net operating losses of approximately $2,040,000.

Certain estimates for income tax for the year ended September 30, 2012 used in calculating income tax for the year ended September 30, 2013 have been revised to reflect the actual amounts per the tax returns filed with federal and state tax authorities.  These revisions had no effect on the current or prior year income tax provision (benefit), or deferred tax assets or liabilities.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 12 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Public Offerings

In December 2012, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 5,750,000 shares of common stock at a price of $0.20 per share for gross proceeds of $1,150,000.  We incurred $261,585 in expenses with respect to the offering, resulting in net proceeds of $888,415.  In connection with the offering, we also issued 150,000 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a two year period commencing December 26, 2013.  The warrants are exercisable by the holders on a cashless basis, but no registration rights were granted for the shares of common stock underlying the warrants.

In September 2013, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 5,000,000 shares of common stock at a price of $0.20 per share for gross proceeds of $1,000,000.  We incurred $204,579 in expenses with respect to the offering, resulting in net proceeds of $795,421.  In connection with the offering, we also issued 150,000 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $0.25 per share for a two year period commencing September 10, 2014.  The warrants are exercisable by the holders on a cashless basis, but no registration rights were granted for the shares of common stock underlying the warrants.

 Stock Issued for Mineral Rights, Property and Equipment

During the year ended September 30, 2013, 100,000 shares of common stock were issued as consideration for an exclusive period of due diligence to evaluate the acquisition of a package of mineral claims in Nevada. The common stock issued was valued at the closing price of our common stock on the date of issue of $0.215 per share, for a total value of $21,500. Following the due diligence period, we acquired the package of mineral claims in Nevada in exchange for the issuance of an additional 900,000 shares of common stock.   The common stock issued was valued at the closing price of our common stock on the date of issue of $0.34 per share, for a total value of $306,000.

During the year ended September 30, 2012, 919,935 shares of common stock were issued as partial consideration for the acquisition of patented claims on our South Eureka property near Eureka, Nevada. The common stock issued was valued at the closing price of our common stock on the date of issue of $0.54 per share, for a total value of $500,000.

Warrants

The following is a summary of our warrants outstanding:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	1,697,938	$1.75
Issued	-	-
Exercised	-	-
Expired	(1,697,938)	(1.75)
Outstanding at September 30, 2012	-	-
Issued	300,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	300,000	$0.25

We issued 300,000 warrants during the year ended September 30, 2013 in connection with our Public Offerings.  150,000 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two year term commencing December 26, 2013.  The remaining 150,000 warrants are exercisable on a cashless basis, at the holders’ option, for a two year term commencing September 10, 2014.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 12 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

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

	2013	2012
Expected volatility	71.3%	83.7% - 95.4%
Weighted-average volatility	71.3%	84.7%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	0.38%	0.31% - 0.43%
Expected forfeiture rate	0%	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Year ended September 30,
	2013	2012
Salaries and benefits	$-	$224,000
Other general and administrative expenses	10,000	146,000
Total	$10,000	$370,000

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 13 – STOCK OPTIONS, (continued):

The following is a summary of our options issued under the Stock Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	6,412,333	$1.01
Granted	1,350,000	0.51
Exercised	(398,333)	(0.34)
Expired	(872,500)	(1.14)
Outstanding at September 30, 2012	6,491,500	$0.93
Exercisable at September 30, 2012	6,491,500	$0.93
Weighted average fair value of options granted during the year ended September 30, 2012		$0.27

Outstanding at September 30, 2012	6,491,500	$0.93
Granted	100,000	0.22
Exercised	-	-
Expired	(1,320,000)	(2.09)
Outstanding at September 30, 2013	5,271,500	$0.63
Exercisable at September 30, 2013	5,271,500	$0.63
Weighted average fair value of options granted during the year ended September 30, 2013		$0.10

Unrecognized compensation expense related to options at September 30, 2013	$-

Average remaining contractual term of options outstanding and exercisable at September 30, 2013 (years)	1.84

Of the options exercised during the year ended September 30, 2012, 363,333 were on a cashless basis resulting in the issuance of 127,527 shares based on the current price of our common stock on the date of exercise.  We received $11,550 from the exercise of the remaining 35,000 options.  The aggregate intrinsic value of options exercised during the year ending September 30, 2012 was $74,750.

The aggregate of options both outstanding and exercisable as of September 30, 2013 had no intrinsic value based on the closing price per share of our common stock of $0.20 on September 30, 2013.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 14 – DISCONTINUED OPERATIONS:

Timberline Drilling

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly owned Timberline Drilling (“TDI”) subsidiary.  The results of operations for TDI have been reported in discontinued operations for all periods presented.  The sale of TDI was completed in the year ended September 30, 2012.  Total consideration received by us included $8,000,000 in cash, an additional $2,000,000 in cash from the existing working capital of TDI, a working capital adjustment receivable by the Company in the amount of $1,657,625, a $1,350,000 note receivable, and an agreement by TDI to provide discounted drilling services or cash with a total value of $1,100,000 to us over five years, as well as the assumption by the purchaser of approximately $1,000,000 in long-term debt and obligations under capital leases of TDI.  We recognized a $1,636,938 gain on the sale of TDI but no income taxes arose from the gain.

The $1,350,000 note receivable is unsecured and subordinated and bears interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013. The note receivable was fully repaid on April 19, 2013 (see Note 6).

In conjunction with the sale of TDI, we repaid our $5,000,000 convertible note and all accrued interest outstanding to Juniper Resources, LLC, a company controlled by Ron Guill, a former director of the Company (see Note 9).

During the year ended September 30, 2012, the working capital adjustment receivable of $1,657,625 was paid to us by TDI.

No revenues or expenses of TDI are included in income from discontinued operations in the consolidated statement of operations for the year ended September 30, 2013.  The following table details selected financial information for TDI included in income from discontinued operations in the consolidated statements of operations for the year ended September 30, 2012:

2012
Revenues	$3,173,633
Cost of revenues	(2,300,585)
Operating expenses	(372,437)
Interest and other income	188
Interest expense	(16,157)
Net income	484,642
Gain on disposal	1,636,938
Net income from discontinued operations	$2,121,580

Our consolidated balance sheet had no assets and liabilities held for sale as of September 30, 2013 or 2012.

No cash flows from discontinued operations at TDI are included in our consolidated statement of cash flows for the year ended September 30, 2013. Cash flows from discontinued operations at Timberline Drilling included in our consolidated statements of cash flows for the years ending September 30, 2012 are as follows:

2012
Cash flows from operating activities	$933,826
Cash flows from investing activities	-
Cash flows from financing activities	(27,754)
Total cash flows from discontinued operations	$906,072

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 15 – COMMITMENTS:

Mineral Exploration

A portion of our Lookout Mountain mineral claims are subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, and amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Under this agreement we are obligated to make advance royalty payments of $72,000 per annum.

During the year ended September 30, 2013, we announced that we had entered into a Lease and Option-to-Purchase Agreement (the "Knight Agreement") to evaluate, explore, and develop a package of mineral claims in Nevada comprised of six separate properties, including the Iron Butte Project.  Annual advance royalty payments of $25,000 commence under the Knight Agreement in March 2015.  In order to continue exploration of the properties subject to the Knight Agreement, we are required to issue 1,000,000 and 1,500,000 shares of our common stock in September 2014 and March 2016, respectively.  We also hold an option to purchase the claims for $2,000,000, in addition to the share issuances described above, on or before March 2017.  The Knight Agreement does not require any annual work commitments, and provides us with a first right of refusal on certain other Nevada properties controlled by Mr. Knight and currently under lease to third parties.

We pay federal and county claim maintenance fees on several of our mineral exploration properties.  The total of these fees was approximately $275,000 and 234,000 as of September 30, 2013 and 2012, respectively.  Should we continue to explore all of our mineral properties we expect annual fees to total approximately $275,000 per year in the future.

Real Estate Lease Commitments

We have real estate lease commitments related to our main office in Coeur d’Alene, Idaho, and a facility in Eureka, Nevada.

Total office and storage rental expense from continuing operations for the years ended September 30, 2013 and 2012 are included in the consolidated statements of operations as follows:

	2013	2012
Mineral exploration expenses	$39,501	$29,700
Other general and administrative expenses	50,310	55,226
Total	$89,811	$84,926

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2014	$ 55,700
2015	$ -
2016	$ -
2017	$ -
2018	$ -

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 16 – SUBSEQUENT EVENTS:

On October 25, 2013, we amended our Lease and Option Agreement for Purchase and Sale of Mining Properties (the “Amended Agreement”), effective October 1, 2013, with David Cooper Knight, as trustee of the David C. and Debra J. Knight Living Trust (“Knight”).  Pursuant to the Amended Agreement, we will evaluate, explore and develop an additional package of 104 mineral claims in Nevada.  In consideration of the Amended Agreement, we issued 200,000 restricted common shares to Knight with a value of $40,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

On December 5, 2013, we announced that we had entered into a confidentiality agreement with RockStar Resources, Inc. (“RockStar”), including a No-Shop/Exclusivity clause valid through February 28, 2014 in order to explore mutually beneficial transactions. Pursuant to the confidentiality agreement, RockStar has agreed to purchase $750,000 in shares of our common stock at a price of $0.20 per share in three, equal, installments of $250,000 on or before December 31, 2013, January 31, 2014 and February 28, 2014.

On December 9, 2013, we entered into a vendor agreement with Kappes, Cassiday and Associates (“KCA”), whereby KCA agreed to settle $102,571 in accounts receivable from us via payment of $42,571 in cash and 352,941 shares of our common stock.  The stock was valued at our trailing 20-day volume weighted average closing price, ending December 2, 2013, on the NYSE MKT of $0.17 per common share.  In addition, KCA has agreed to perform additional metallurgical work on our behalf with an expected value of $105,419.  We will settle this amount via payment of $55,419 in cash and 294,118 shares of our common stock using the same $0.17 value per common share as outlined above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2012 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Code of Business and Ethical Conduct can be found on our internet website located at www.timberline-resources.com under the heading "Corporate". Any stockholder may request a printed copy of such materials by submitting a written request to our Corporate Secretary. If we amend the Code of Business and Ethical Conduct or grant a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, we will disclose the information on our internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 13, 2013.

2.

Consolidated Balance Sheets—At September 30, 2013 and 2012.

3.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2013 and 2012.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2013 and 2012.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2013 and 2012.

6.

Notes to Consolidated Financial Statements.

See ”Item 8. Financial Statements and Supplementary Data”.

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant (8)
3.2	By-Laws of the Registrant (8)
4.1	Specimen of the Common Stock Certificate (1)
4.2	Form of Lock-Up Agreement (17)
4.3	Form of Warrant Agreement between the Company and Aegis Capital Corp.
10.1	Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)
10.2	Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)
10.3	Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)
10.4	P. Dircksen Agreement/Current Consulting Agreement (1)
10.5	2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)
10.6	Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant (2)
10.7	Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (3)
10.8	Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders (4)
10.9	Employment Agreement with VP Paul Dircksen (5)
10.10	Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (6)
10.11	Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan (7)
10.12	Agreement and Plan of Merger between Timberline Resources Corporation, an Idaho corporation ,and Timberline Resources Corporation, a Delaware corporation, date August 22, 2008 (8)
10.13

Operating Agreement with Highland Mining, LLC, dated July 22, 2009 (Note that parts of this agreement have been redacted pursuant to a Confidential Treatment Request granted by the Commission on February 2, 2011 (11)

10.14	Amended Employment Agreement of Mr. Paul Dircksen, dated December 29, 2008 (9)
10.15	Amended Employment Agreement of Mr. Randal Hardy dated December 29, 2008 (9)
10.16	Arrangement Agreement between the Company and Staccato Gold dated March 22, 2010 (10)
10.17	Form of Support Agreement between the Company and officers and directors of Staccato Gold (10)
10.18	Placement Agent Agreement between the Company and Sutter Securities Inc. dated February 16, 2011 (12)
10.19

Purchase Agreement between the Company and TDI Holdings, Inc. dated October 25, 2011(Note that parts of the form of Drilling Services Agreement included as Exhibit “D” to the Purchase Agreement were redacted pursuant to a Confidential Treatment Request filed with the SEC on October 31, 2011). (13)

10.20	Subordination Agreement between the Company, TDI Holdings, Inc, Timberline Drilling, Inc. and Wells Fargo Bank, N.A., dated November 9, 2011 (14)
10.21	Underwriting Agreement between the Company and Aegis Capital Corp., dated December 19, 2012 (15)
10.22	Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated August 22, 2013 (16)
10.23	Underwriting Agreement between the Company and Aegis Capital Corp., dated September 4, 2013 (17)
10.24	Amendment to Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated October 25, 2013 (18)
14	Code of Ethics (2)
21	List of Subsidiaries
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(7) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 26, 2008.

(8) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.

(9) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 12, 2009.

(10) Incorporated by reference to the Company’s Form,8-K as filed with the Securities and Exchange Commission on March 29, 2010.

(11) Incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 20, 2010.

(12) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 28, 2011.

(13) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 31, 2011.

(14) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 15, 2011.

(15) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 21, 2012.

(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 28, 2013.

(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2013.

(18) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	December 18, 2013
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	December 18, 2013
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 18, 2013

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	December 18 2013
/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial Officer)	December 18, 2013
/s/ Craig Crowell Craig Crowell	Chief Accounting Officer (Principal Accounting Officer)	December 18, 2013
/s/ Vance Thornsberry Vance Thornsberry	Director	December 18, 2013
/s/ Robert Martinez Robert Martinez	Director	December 18, 2013
/s/ Troy Fierro Troy Fierro	Director	December 18, 2013
/s/ Leigh Freeman Leigh Freeman	Director	December 18, 2013