Form 10-K/A
period 2013-09-30
Timberline Resources Corp
filed 2014-01-28
CIK 1288750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of January 28, 2014, the aggregate market value of the 74,868,938 shares of common stock of the registrant issued and outstanding on such date, excluding 630,691 shares held by affiliates of the registrant as a group, was $14,847,649. This figure is based on the closing sale price of $0.20 per share of the Registrant’s common stock on January 27, 2014 on the NYSE MKT.

Number of shares of Common Stock outstanding as of January 28, 2014: 74,868,938

EXPLANATORY NOTE

Timberline Resources Corporation. (the “Company,” “we,” “us,” “our,” or “Timberline” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 18, 2013.  The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2014 Annual General Meeting of Shareholders.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety.  In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.  This Amendment does not amend or otherwise update any other information in our 10-K.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

i

ii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of December 31, 2013.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Paul Dircksen	Executive Chairman; President & Chief Executive Officer	Executive Chairman; President & Chief Executive Officer	September 22, 2006	68

Randal Hardy	Chief Financial Officer; Director	Chief Financial Officer	August 27, 2007	52

Steven Osterberg	Vice-President, Exploration	Vice-President, Exploration	February 1, 2012	53

Vance Thornsberry(1)	Director	Vice President, Exploration of Calico Resources	September 22, 2006	66

Robert Martinez(1)	Director	Management Consultant	January 22, 2010	67

Troy Fierro(1)	Director	Chief Executive Officer and Director, Gold Canyon Resources, Inc.	November 2, 2011	50

Leigh Freeman(1)	Director	General Manager and Principal, Downing Teal Inc.	January 18, 2013	64

(1)	“Independent” in accordance with Rules 121 and 803A of the NYSE MKT Company Guide.

The following is a description of the business background of the Directors and executive officers of Timberline Resources Corporation:

Paul Dircksen – Executive Chairman, President and Chief Executive Officer

Mr. Dircksen (68) has over 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies.  He has been a director since January 2005 and our Vice President of Exploration from May 2006 to January 2012.  Mr. Dircksen became Executive Chairman in September 2009 and was appointed President and Chief Executive Officer in March 2011.  Working in the United States and internationally, he has a strong technical background, serving as a team member on approximately nine gold discoveries, seven of which later became operating mines.  From January 2005 to May 2006 he was self-employed as a consulting geologist until joining Timberline Resources.  Mr. Dircksen was the president of Brett Resources from January 2004 to December 2004, and prior to that, from January 2003 to December 2003, he was President of Bravo Venture Group, a junior exploration company.  During 2002 he was self-employed as an independent mineral geologist.  Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp.  He holds an M.S. in Geology from the University of Nevada.  Mr. Dircksen currently serves as a director of Bravada Gold Corporation and International Northair Mines Ltd., and is employed on a full-time basis with Timberline Resources.

For the following reasons the Board of Directors (the “Board”) concluded that Mr. Dircksen should serve as a director (a “Director”) and Executive Chairman of the Company, in light of its business and structure. Mr. Dircksen’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as the Executive Chairman.  Further, his training and experience as a geologist allow him to bring technical expertise in regard to mineral exploration to the Company.  These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Randal Hardy – Chief Financial Officer & Director

Mr. Hardy (52) was appointed as our Chief Executive Officer, Chief Financial Officer and to our board of directors in August 2007. In March 2011, Paul Dircksen was appointed Chief Executive Officer and Mr. Hardy continued as the Chief Financial Officer and a Director of the Company.  Prior to his appointment by us, since September 2006, Mr. Hardy was the President of HuntMountain Resources, a publicly held U.S.-based junior exploration company.  Prior to that, from August 2005, he was HuntMountain’s Chief Financial Officer.  Previously, from 1997 to 2005, he held positions as President and CEO of Sunshine Minting, Inc. a privately held, precious metal custom minting and manufacturing firm.  Prior to his tenure at Sunshine Minting, Inc., Mr. Hardy has served as Treasurer of the NYSE-listed Sunshine Mining and Refining Company.  Mr. Hardy has a Business Administration degree from Boise State University and has attained certifications as a Certified Management Accountant and a Certified Cash Manager.  Mr. Hardy currently serves as a director of HuntMountain Resources Ltd. and Rae-Wallace Mining Company and is employed on a full-time basis with Timberline Resources.

For the following reasons the Board concluded that Mr. Hardy should serve as a Director of the Company, in light of its business and structure. Mr. Hardy’s management and financial experience in mineral exploration and manufacturing companies enables him to provide financial and operating insight to the Board.  Further, his training and experience in accounting and corporate finance, along with his prior executive-level management experience, allow him to bring financial and management expertise to the Company.  These skills are valuable to the Board at this time as the Company needs good financial management in its exploration stage activities.

Vance Thornsberry – Director

Mr. Thornsberry (66) has been a director since January 2004 and is a Registered Professional Geologist with over 35 years of experience in the mining and exploration industry.  Since February 2011, Mr. Thornsberry has been the Vice President of Exploration for Calico Resources, a mineral exploration company listed on the TSX Venture Exchange in Canada.  From December 2007 until February 2011, Mr. Thornsberry worked as a consulting geologist.  From January 2005 until December 2007, Mr. Thornsberry served as a consulting geologist and Vice-President of Exploration for Northland Resources.  He also served as Vice President of Exploration for Timberline from January 2004 to May 2006.  From 1997 through December 2004, Mr. Thornsberry consulted for a variety of exploration companies, including Golden Queen Mining Company, Beartooth Mining Company, Thunder Mountain LLC and Romarco Minerals.  He held senior positions with Inspiration Development Company in the 1970s and 1980s, and has since worked as a consulting geologist for over fifteen mining companies worldwide.  He holds a B.S. in Geology from the University of Missouri.

For the following reasons the Board concluded that Mr. Thornsberry should serve as a Director of the Company, in light of its business and structure. Mr. Thornsberry’s technical experience in mineral exploration enables him to provide technical insight to the Board.  Further, his training and experience as a professional geologist allows him to bring technical expertise to the Board as a director.  These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Robert Martinez – Director

Mr. Martinez (67) was appointed to the Board of Directors in January 2010.  He is a metallurgical engineer with over 35 years of experience in the mining and exploration industry.  Since May 2005, Mr. Martinez has been an independent mine management and metallurgical consultant.  In addition, from May 2005 until September 2008, Mr. Martinez was a member of the Board of Directors of Metallica Resources Inc., and from August 2005 until May 2009, he was a member of the Board of Directors of Zacoro Metals.  From August 1988 until December 2004, Mr. Martinez held various management and executive positions at NYSE-listed Coeur d’Alene Mines Corporation including serving as Vice President and General Manager of the Rochester Mine, Vice President of Engineering and Operations,  Senior Vice President of Operations, and President and Chief Operating Officer.  Mr. Martinez holds a B.S. in Metallurgical Engineering from the University of Arizona and has completed graduate work in business at Western New Mexico University and Dartmouth College.  Mr. Martinez currently serves as a director of both Riverstone Resources Inc. and Global Minerals Ltd.

For the following reasons the Board concluded that Mr. Martinez should serve as a Director of the Company, in light of its business and structure. Mr. Martinez’s technical and management experience in mining and metallurgy enables him to provide operating insight to the Board.  Further, his training and experience as a metallurgical engineer allow him to bring technical expertise to the Board as a director. These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Troy Fierro – Director

Mr. Fierro (50) was appointed to the Board of Directors in November 2011. He is a mining engineer with over 25 years of industry experience and has overseen the development, construction and management of mines in Nevada, Mexico, Argentina, Chile and Alaska. Since September 2012, Mr. Fierro has been Chief Executive Officer of Gold Canyon Resources, Inc., where he also became a Director in May 2012. From April 2011 to September 2012, Mr. Fierro was an independent mining consultant.  From April 2009 to April 2011, Mr. Fierro was Chief Operating Officer of Fronteer Gold, Inc., a mineral exploration company.  From October 2008 to April 2009, Mr. Fierro was owner of Fierro Consulting LLC, a mining consulting firm.  From April 2006 to August 2008, Mr. Fierro was Vice President, Operations for Metallica Resources, Inc., a mining company.  Mr. Fierro graduated with a Bachelor of Science – Mine Engineering degree from the South Dakota School of Mines in 1985 and completed the Advanced Mine Feasibility and Design course from Queens University in 1992. Mr. Fierro formerly sat on the Northwest Mining Association Board of Trustees, the Nevada Mining Association Board of Directors, is a member of the Society of Metallurgical and Mining Engineers and was a former committee member for the South Dakota Mining Association.

For the following reasons the Board concluded that Mr. Fierro should serve as a Director of the Company, in light of its business and structure. Mr. Fierro’s technical, operational and management experience in mining and mineral exploration enables him to provide operating insight to the Board.  Further, his training and experience as a mining engineer allow him to bring technical expertise to the Board as a director. These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Leigh Freeman – Director

Mr. Freeman (64) was appointed to the Board of Directors in January 2013. He has over 40 years of experience in the mining industry.  At present, he is General Manager and Principal with Downing Teal Inc., a global recruiting organization serving the resource and construction industries and is also the Chairman and Chief Executive Officer of Blue Sun Energy, Inc., a private, technology-based alternative energy company.  Mr. Freeman has served in technical, managerial and executive potitions with junior and senior mining and service companies.  He was a co-founder, President and Director of Orvana Minerals and also held several positions with Placer Dome.  Mr. Freeman also serves as a trustee of the Montana Tech Foundation and on the industry advisory board for the mining programs at the University of Arizona, Montana Tech and South Dakota School of Mines. In addition, he co-chaired the Education Sustainability Committee for the Society of Mining Engineers.

For the following reasons the Board concluded that Mr. Freeman should serve as a Director of the Company, in light of its business and structure. Mr. Freeman’s technical and management experience in mining and mineral exploration enables him to provide operating insight to the Board.  Further, his training and experience as a geological engineer allow him to bring technical expertise to the Board as a director. These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Steven Osterberg – Vice President, Exploration

Dr. Osterberg (53) was appointed as our Vice-President, Exploration on February 1, 2012.  Prior to his appointment, since April 2009, Dr. Osterberg was a Senior Geologist with Tetra Tech, Inc., a mining-related consulting firm.  From November 2004 through March 2009, Dr. Osterberg was an independent consulting geologist.  During this period, Dr. Osterberg also co-founded Jack’s Fork Exploration, Inc., a privately held mineral exploration company, where he continues to serve as a Director.  From 2002 to 2004, Dr. Osterberg was a Senior Geologist at Tetra Tech-MFG, Inc.  Dr. Osterberg holds a Ph.D. in geology from the University of Minnesota and is a licenced professional geologist (P.G.) and qualified person (QP) with the Society of Mining and Metallurgy (SME).

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Other Directorships

None of the Directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

We are not aware of any material legal proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of common stock of the Company, or any associate of any director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or any of our subsidiaries.

We are not aware of any of its directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE MKT LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE MKT Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE MKT Company Guide): Troy Fierro (Chairman) and Leigh Freeman.  Troy Fierro satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE MKT Company Guide.

Director Nomination Procedures

There have been no material changes to the procedures pursuant to which a stockholder may recommend a nominee to the Board.  The Corporate Governance and Nominating Committee does not have a set policy for whether or how stockholders are to recommend nominees for consideration by the Board.  Recommendations for director nominees made by stockholders are subject to the same considerations as nominees selected by the Corporate Governance and Nominating Committee or the Board.

Code of Business and Ethical Conduct

We have adopted a corporate Code of Business and Ethical Conduct administered by our President and Chief Executive Officer, Paul Dircksen. We believe our Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

●	Compliance with applicable governmental laws, rules and regulations; and

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814.  We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2013, or during the subsequent period from October 1, 2013 through the date of this Amendment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors, and persons who beneficially own more than 10% of our common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2013 all filing requirements applicable to our officers, directors and greater-than-10%-beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2013 of those persons who were, at September 30, 2013 (i) the chief executive officer (Paul Dircksen) (ii) the chief financial officer (Randal Hardy) and (iii) the two other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (Steven Osterberg---Vice-President, Exploration and Craig Crowell—Chief Accounting Officer and Corporate Secretary):

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Option Awards(5) ($)	All Other Compensation ($)	Total ($)
Paul Dircksen, President, Chief Executive Officer and Executive Chairman	2013	220,500	0	0	0	220,500
	2012	218,750	30,000	39,000(2)	109,548(6)	397,298
Randal Hardy, Chief Financial Officer	2013	216,500	0	0	0	216,500
	2012	215,417	30,000	39,000(2)	88,886(6)	373,303
Steven Osterberg,(1) Vice-President, Exploration	2013	175,000	0	0	0	175,000
	2012	112,500	0	55,000(3)	0	167,500
Craig Crowell, Chief Accounting Officer and Corporate Secretary	2013	144,500	0	0	0	144,500
	2012	143,750	2,500	19,500(4)	0	165,750

(1)	Appointed as Vice-President, Exploration on February 1, 2012.
(2)	150,000 stock option awards, with an exercise price of $0.49 per share. The option awards vested immediately.
(3)	200,000 stock option awards, 100,000 with an exercise price of $0.54 per share and 100,000 with an exercise price of $0.49 per share. The option awards vested immediately.
(4)	75,000 stock option awards, with an exercise price of $0.49 per share. The option awards vested immediately.
(5)	Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock options, please refer to Note 14 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K.

(6)	Transfer of SERP plan value to employee (See Retirement, Resignation or Termination Plans, below).

Executive Compensation Agreements

Dircksen Employment Agreement

Mr. Dircksen entered into a three (3) year employment agreement with annual renewals with us, effective May 1, 2006, to become our Vice President of Exploration.  Pursuant to the terms of this agreement, he will function as and perform the customary duties of Vice President of Exploration and will be a member of the Board. On March 21, 2011, Mr. Dircksen was appointed as our Chief Executive Officer and President.  Mr. Dircksen and the Company agreed to continue his compensation arrangement pursuant to the same agreement.  His compensation includes an annual salary of $220,500, fringe benefits including payment of medical and dental insurance coverage premiums, and other performance benefits and incentives. In the event of a change of control, if Mr. Dircksen’s employment is terminated by the Company without Manifest Cause (as defined below) or by Mr. Dircksen for Good Reason (as defined below), he will be entitled to receive a lump sum payment equaling three (3) times his annual base salary and the continuation of medical and dental insurance benefits as we are then obligated to pay.  Mr. Dircksen is permitted to engage in other business activities.  Good Reason is defined in the Dircksen employment agreement to mean a reduction in his compensation, title or level of responsibility, a forced relocation or other change to the terms of his employment, or a change of control of the Company.  Manifest Cause is defined as a felony conviction, a gross and willful failure to perform his duties, or dishonest conduct which is intentional and materially injurious to the Company.

Prior to May 1, 2006, Mr. Dircksen had a consulting arrangement with us to provide services related to geologic evaluation and marketing of our mineral properties.  Under this arrangement, he received payment of $400 per day or $50 per hour.

Hardy Employment Agreement

In connection with his appointment, Mr. Hardy entered into an employment agreement with us, effective August 27, 2007.  A brief description of the material terms of this agreement are as follows:  the term is three (3) years, with annual renewals. The agreement can be terminated by us for cause (without notice), without cause (with three (3) months’ notice) or upon a takeover, acquisition or change in control.  Under the agreement Mr. Hardy was to act as both Chief Executive and Financial Officer until such time as a new Chief Financial Officer was appointed. Thereafter, he was to remain as Chief Executive Officer during the term of his employment.  On March 21, 2011, we appointed Paul Dircksen as our Chief Executive Officer and President with Mr. Hardy continuing as Chief Financial Officer.  His compensation under the agreement includes: an annual salary of $216,500, payment or reimbursement of premiums for health insurance coverage for him and his family, and other performance benefits and incentives.  In the event of a change of control, if Mr. Hardy’s employment is terminated by the Company without Manifest Cause (as defined below) or by Mr. Hardy for Good Reason (as defined below), he will be entitled to receive a lump sum payment equaling three (3) times his annual base salary and the continuation of medical and dental insurance benefits as we are then obligated to pay.  Good Reason is defined in the Hardy employment agreement to mean a reduction in his compensation, title or level of responsibility, a forced relocation or other change to the terms of his employment, or a change of control of the Company.  Manifest Cause is defined as a felony conviction, a gross and willful failure to perform his duties, or dishonest conduct which is intentional and materially injurious to the Company.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.  Specific executive employment agreements described above do, however, provide that in the event of a change of control, if the executive’s employment is terminated by the Company without Manifest Cause or by the executive for Good Reason, as such terms are defined in their respective employment agreements, the executive will be entitled to receive a lump sum payment equaling three (3) times annual base salary and the continuation of medical and dental insurance benefits as the Company is then obligated to pay.

Prior to September 30, 2012, we maintained a Supplemental Executive Retirement Plan (SERP), which is funded by insurance and covers Paul Dircksen.  We were party to a Supplemental Income Agreement (“Agreement” for purposes of this paragraph) with Paul Dircksen, which provided for the payment of deferred compensation to Mr. Dircksen upon his death, Disability, Retirement or Early Retirement, or upon a Change in Control as defined in Regulations issued by the Internal Revenue Service under IRC Section 409A.  Under the terms of the Agreement, if Mr. Dircksen remained actively and continuously employed on a full time basis until his Retirement (defined as his voluntary termination of employment on or after attaining age 65) or his death, Mr. Dircksen would be paid $100,000 pursuant to the Agreement.   If Mr. Dircksen remained actively and continuously

employed on a full time basis until his Early Retirement (defined as his voluntary termination of employment after attaining age 60 and before attaining age 65) or his Disability (as defined in the Agreement) he would be paid each year for ten years an amount equal to 5% of the cash surrender value of the life insurance policy funding the Agreement (the “Policy’).  Upon a Change in Control, the Policy would be distributed to Mr. Dircksen and the Agreement would be terminated, with no further obligations on the part of the Company.

During the year ended September 30, 2012, we determined that we no longer wished to maintain SERPs for our management or employees.  The Policy was distributed to Mr. Dircksen and the Agreement was terminated, with no further obligation on the part of the Company.  In addition, a SERP in a form substantially the same as that provided to Mr. Dircksen that was maintained for a former non-executive employee of the Company was transferred to Randal Hardy during the year ended September 30, 2012.  Upon transfer, the Policy was distributed to Mr. Hardy and the Agreement was terminated, with no further obligation on the part of the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of September 30, 2013. No stock appreciation rights were awarded.

Name	Number ofSecurities UnderlyingUnexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Paul Dircksen	435,000 185,000 200,000 150,000 150,000	$0.33 $0.57 $0.82 $0.97 $0.49	12/19/2013 8/31/2014 7/22/2015 3/31/2016 4/11/2017
Randy Hardy	335,000 305,000 200,000 100,000 150,000	$0.33 $0.57 $0.82 $0.97 $0.49	12/19/2013 8/31/2014 7/22/2015 3/31/2016 4/11/2017
Craig Crowell	50,000 100,000 49,000 50,000 50,000 75,000	$2.05 $0.33 $0.57 $0.82 $1.05 $0.49	9/3/2013 12/19/2013 8/31/2014 7/22/2015 3/21/2016 4/11/2017
Steven Osterberg	100,000 100,000	$0.54 $0.49	2/1/2017 4/11/2017

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2013.  Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash(4) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vance Thornsberry	13,000	0	0	0	0	0	13,000
Leigh Freeman(1)	9,708	0	0	0	0	0	9,708
Robert Martinez	13,000	0	0	0	0	0	13,000
Troy Fierro	12,792	0	0	0	0	0	12,792
Ron Guill(2)	5,750	0	0	0	0	0	5,750
James Moore(3)	6,000	0	0	0	0	0	5,000

(1) Appointed to the Board of Directors on January 15, 2013.
(2) Did not stand for re-election to the Board of Directors at the 2013 Annual General Meeting.
(3) Passed away on March 18, 2013.
(4) See Compensation of Directors, below, for a description of cash compensation paid to Directors.

Compensation of Directors

Our Directors who are not also executive officers receive cash compensation of $7,500 per year, prorated if the individual did not serve as a Director for the entire fiscal year, along with $1,000 for each Board meeting attended.  Committee members receive $1,000 per fiscal year, with the chairperson of each committee receiving an additional $500 per fiscal year, prorated if the individual did not serve as a committee member or chairperson for the entire fiscal year.  Directors that are also executive officers receive no monetary compensation for serving as a Director.  Directors are also granted non-qualified stock options and stock awards as compensation, although no such compensation was received during the year ended September 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of January 28, 2014, regarding the ownership of our common stock by:

●	each named executive officer, each director and all of our directors and executive officers as a group; and

●	each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 74,868,938 shares of common stock outstanding as of January 28, 2014. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following January 28, 2014 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Paul Dircksen(b)(1) Executive Chairman; President & Chief Executive Officer	530,691 / 1,120,000	2.17%
Common Stock	Randal Hardy(b)(2) Chief Financial Officer; Director	75,000 / 1,090,000	1.53%
Common Stock	Steven Osterberg (3) Vice-President, Exploration	- / 200,000	*
Common Stock	Vance Thornsberry(a)(4) Director	25,000 / 575,000	*
Common Stock	Robert Martinez (a)(5) Director	- / 325,000	*
Common Stock	Troy Fierro (a)(6) Director	- / 175,000	*
Common Stock	Leigh Freeman (a)(7) Director	- / 100,000	*
Common Stock	Total Directors and Executive Officers as a group (7 persons)	630,691 / 3,585,000	5.37%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Ron Guill 967 E. ParkCenter Blvd., #396 Boise, ID 83706	5,557,742	7.42%

*	less than 1%.

**
The percentages listed for each stockholder are based on 74,868,938 shares outstanding as of January 28, 2014 and assume the exercise by that stockholder only of his entire option exercisable within 60 days of January 28, 2014.

(a)	Director only

(b)	Officer and Director

(1)
A vested option to purchase 435,000 shares was granted to this stockholder on December 19, 2008 with an exercise price of $0.33 per share and an expiration date of December 19, 2013.  A vested option to purchase 185,000 shares was granted to this stockholder on August 31, 2009 with an exercise price of $0.57 per share and an expiration date of August 31, 2014.  A vested option to purchase 200,000 shares was granted to this stockholder on July 22, 2010 with an exercise price of $0.82 per share and an expiration date of July 22, 2015. A vested option to purchase 150,000 shares at $.97 per share was granted to this stockholder on March 31, 2011 with an expiration date of March 31, 2016.  A vested option to purchase 150,000 shares at $0.49 per share was granted to this stockholder on April 11, 2012 with an expiration date of April 11, 2017.

(2)
20,000 shares are held in an IRA account.  A vested option to purchase 335,000 shares was granted to this stockholder on Dec. 19, 2008 with an exercise price of $0.33 per share and an expiration date of December 19, 2013.  A vested option to purchase 305,000 shares was granted to this stockholder on August 31, 2009 with an exercise price of $0.57 per share and an expiration date of August 31, 2014.  A vested option to purchase 200,000 shares was granted to this stockholder on July 22, 2010 with an exercise price of $0.82 per share and an expiration date of July 22, 2015.  A vested option to purchase 100,000 shares at $.97 per share was granted to this stockholder on March 31, 2011 with an expiration date of March 31, 2016. A vested option to purchase 150,000 shares at $0.49 per share was granted to this stockholder on April 11, 2012 with an expiration date of April 11, 2017.

(3)
A vested option to purchase 100,000 shares was granted to this stockholder on February 1, 2012 with an exercise price of $0.54 per share and an expiration date of February 1, 2017.  A vested option to purchase 100,000 shares was granted to this stockholder on April 11, 2012 with an exercise price of $0.49 per share and an expiration date of April 11, 2017.

(4)
A vested option to purchase 100,000 shares was granted to this stockholder on Aug. 22, 2008 with an exercise price of $2.48 per share and an expiration date of August 22, 2013. A vested option to purchase 150,000 shares was granted to this stockholder on Dec. 19, 2008 with an exercise price of $0.33 per share and an expiration date of December 19, 2013.  A vested option to purchase 50,000 shares was granted to this stockholder on August 31, 2009 with an exercise price of $0.57 per share and an expiration date of August 31, 2014.  A vested option to purchase 75,000 shares was granted to this stockholder on July 22, 2010 with an exercise price of $0.82 per share and an expiration date of July 22, 2015.  A vested option to purchase 75,000 shares at $1.05 per share was granted to this stockholder on March 21, 2011 with an expiration date of March 21, 2016.  A vested option to purchase 75,000 shares was granted to this stockholder on April 11, 2012 with an exercise price of $0.49 per share and an expiration date of April 11, 2017.

(5)
A vested option to purchase 100,000 shares was granted to this stockholder on February 25, 2010 with an exercise price of $1.04 per share and an expiration date of February 25, 2015.  A vested option to purchase 75,000 shares was granted to this stockholder on July 22, 2010 with an exercise price of $0.82 per share and an expiration date of July 22, 2015.  A vested option to purchase 75,000 shares at $1.05 per share was granted to this stockholder on March 21, 2011 with an expiration date of March 21, 2016.  A vested option to purchase 75,000 shares was granted to this stockholder on April 11, 2012 with an exercise price of $0.49 per share and an expiration date of April 11, 2017.

(6)
A vested option to purchase 100,000 shares was granted to this stockholder on November 2, 2011 with an exercise price of $0.70 per share and an expiration date of November 2, 2016.  A vested option to purchase 75,000 shares was granted to this stockholder on April 11, 2012 with an exercise price of $0.49 per share and an expiration date of April 11, 2017.

(7)	A vested option to purchase 100,000 shares was granted to this stockholder on January 18, 2013 with an exercise price of $0.22 per share and an expiration date of January 18, 2018.

It is believed by us that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table and the footnotes thereto. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plans

The following summary information is presented as of September 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,271,500(1)	$0.63	1,958,865
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	5,271,500(1)	$0.63	1,958,865

(1)  In February 2005, our Board adopted the 2005 Equity Incentive Plan which was approved by stockholders on September 23, 2005.  This plan authorizes the granting of up to 750,000 non-qualified 10 year stock options to Officers, Directors and consultants. In August 2006, the Board adopted the Amended 2005 Equity Incentive Plan which was approved by stockholders on September 22, 2006. This amended plan increases the number of non-qualified 10 year stock options that are authorized to be issued to Officers, Directors and consultants to 2,750,000. On August 22, 2008, our stockholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provides for 7,000,000 shares of common stock for awards under the plan.  On May 28, 2010, our stockholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provides for 10,000,000 shares of common stock for awards under the plan.

As to the options granted to date, there were no options exercised during the year ended September 30, 2013.  For the year ended September 30, 2012, 398,333 options were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Reportable transactions with related parties, including 5% or greater security holders, during the two fiscal years ended September 30, 2013 and 2012 are as follows.

Except as indicated herein, no officer, director, promoter, or affiliate of Timberline has or proposes to have any direct or indirect material interest in any asset acquired or proposed to be acquired by Timberline through security holdings, contracts, options, or otherwise.  In cases where we have entered into such related party transactions, we believe that we have negotiated consideration or compensation that would have been reasonable if the party or parties were not affiliated or related.

Ron Guill and SMD Financing

In October 2008, we entered into a convertible note (as described below) with SMD, a company owned at that time by Mr. Guill.  The note was made for a principal amount of $5 million dollars and is convertible into our common stock, as described below.  We used the proceeds of the note to pay off, in part, the $8 million loan (plus any applicable interest) previously provided to the Company by Auramet Trading, LLC (“Auramet”) and described in our Form 8-K filed on July 3, 2008 (such loan is hereafter referred to as the “Auramet Loan”) and for general working capital purposes.

The Convertible Term Note

In October 2008, we entered into a series of agreements with SMD in connection with a $5 million loan from SMD. The loan documents included: a convertible note (the “Convertible Term Note”), a credit agreement (the “Credit Agreement”), a collateral assignment and pledge of stock and security agreement (the “Pledge Agreement”), a security agreement (the “Security Agreement”) and a right of first refusal over our Butte Highlands property (the “Right of First Refusal”).

The Convertible Term Note had a principal amount of $5 million and is secured pursuant to the Security Agreement by a pledge of all of the stock of Timberline Drilling, Inc. (“TDI”), a wholly-owned Company subsidiary incorporated in Idaho, pursuant to the Pledge Agreement.

Pursuant to the terms of the Credit Agreement, the Convertible Term Note bears interest at 10% annually, compounded monthly, with interest payments due at maturity. The Convertible Term Note is convertible by SMD at any time prior to payment of the note in full, at a conversion price of $1.50 per share. SMD may also convert all or any portion of the outstanding amount under the Convertible Term Note into any equity security other than our common stock issued by the Company at the issuance price. The Convertible Term Note must be repaid on or before October 31, 2010, and may be prepaid in whole or in part at any time without premium or penalty. If we default on the Convertible Term Note or any of the related agreements, SMD may declare the Convertible Term Note immediately due and payable, and we must pay SMD an origination fee in the amount of $50,000.

In June 2010, SMD agreed to extend the Maturity Date of the Convertible Term Note to on or before April 30, 2012.  All interest accrued through June 30, 2010 was paid by us to SMD at that time.  We also paid a $50,000 extension fee to SMD in consideration for the extension of the Convertible Term Note.  The Convertible Term Note was also amended to require interest accrued subsequent to June 30, 2010 to be paid by us to SMD monthly, rather than accruing interest to maturity.  All other terms of the loan were unchanged.

Under the Right of First Refusal, we granted SMD a right of first refusal to purchase the Butte Highlands Property on the same terms as those of any bona fide offer from a third-party upon 60 days’ notice from us of any such offer. In addition, we granted SMD a right to develop the Butte Highlands Property on the same terms as those of any bona fide offer to develop the property from a third-party upon 60 days’ notice from us of any such offer.

Effective December 31, 2010 SMD assigned the Convertible Term Note and all related agreements and rights to Juniper Resources, LLC (“Juniper”), an entity also controlled by Ron Guill.

In November 2011, we repaid the Convertible Term Note and all related agreements were cancelled.

Butte Highlands Joint Venture

In October 2008 we announced that we had entered into discussions with Mr. Guill to form a 50/50 joint venture with SMD at Timberline’s 100-percent owned Butte Highlands Gold Project.

In July 2009, we entered into an Operating Agreement with Highland Mining, LLC (“Highland”), an affiliate of SMD, to form a 50/50 joint venture for development and mining of our Butte Highlands Gold Project (“BHJV”).  Under the terms of the operating agreement, we will contribute its Butte Highlands property to BHJV for a deemed value of $2 million, and Highland will contribute property and fund all future mine development costs.  Both the Company’s and Highland’s share of costs will be paid out of proceeds from future mine production.

Mr. Guill, a director of the Company and an owner of Highland, was to be the manager of BHJV until such time as all mine development costs less $2 million are distributed to Highland. At that time, a management committee would be formed with equal representation from Highland and the Company. Under the terms of the Operating Agreement, Highland will have preferential rights with respect to distributions until the investment by the Company is deemed equal to the investment by Highland.

In September 2012, Mr. Guill sold his interest in Highland to Montana State Gold Corporation, a private Corporation not related to Mr. Guill or the Company. As a result, Mr. Guill is no longer the manager of BHJV.

Timberline Drilling, Inc.

In September 2011, we announced that we had entered into a non-binding letter of intent to sell our wholly owned subsidiary, Timberline Drilling, Inc., to a private company formed by a group of investors, including the senior management team of Timberline Drilling, Inc. No management or directors of the Company weare affiliated with the buyer. On November 9, 2011, the sale of Timberline Drilling, Inc. was completed.

In conjunction with the sale of Timberline Drilling, we repaid our $5,000,000 Convertible Term Note, described above, and all accrued interest outstanding to Juniper Resources, LLC, a company controlled by Ron Guill, a 5% security holder of the Company.

Policy for Review of Related Party Transactions

We have a policy for the review of transactions with related persons as set forth in our Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which we are a participant and in which any of our directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in our proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds.  All related party transactions must be reported for review by the Audit Committee of the Board of Directors pursuant to the Audit Committee’s charter and the rules of the NYSE MKT.

Following its review, the Audit Committee determines whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person's interest in the transaction. If a related party transaction is to be ongoing, the Audit Committee may establish guidelines for the Company's management to follow in its ongoing dealings with the related person.

Our policy for review of transactions with related persons was followed in all of the transactions set forth above and all such transactions were reviewed and approved in accordance with our policy for review of transactions with related persons.

Director Independence

We have six directors as of January 28, 2014, including four independent directors, as follows:

●	Vance Thornsberry

●	Robert Martinez

●	Troy Fierro

●	Leigh Freeman

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2013.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2013 through September 30, 2006.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2013 and 2012, respectively:

	Years Ended September 30,
	2013	2012
Audit Fees	$62,265	$82,758
Audit Related Fees	$15,283	$27,321
Tax Fees	$16,300	$16,829
All Other Fees	$0	$0
Total	$93,848	$126,908

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2012 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant (8)
3.2	By-Laws of the Registrant (8)
4.1	Specimen of the Common Stock Certificate (1)
4.2	Form of Lock-Up Agreement (17)
4.3	Form of Warrant Agreement between the Company and Aegis Capital Corp. (19)
10.1	Hecla Agreement//Joint Venture Agreement for Snowstorm, Idaho (1)
10.2	Snowshoe Mining Co. Lease//Mineral Lease Property at Snowstorm, Idaho (1)
10.3	Western Goldfields, Inc. Lease//Mineral Lease with Western Goldfields, Inc./Claim at the Snowstorm Project, Idaho (1)
10.4	P. Dircksen Agreement/Current Consulting Agreement (1)
10.5	2005 Equity Incentive Plan approved at the September 23, 2005 Annual Meeting of Shareholders (1)
10.6	Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant (2)
10.7	Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant (3)
10.8	Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders (4)
10.9	Employment Agreement with VP Paul Dircksen (5)
10.10	Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company (6)
10.11	Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan (7)
10.12	Agreement and Plan of Merger between Timberline Resources Corporation, an Idaho corporation ,and Timberline Resources Corporation, a Delaware corporation, date August 22, 2008 (8)
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

10.20	Subordination Agreement between the Company, TDI Holdings, Inc, Timberline Drilling, Inc. and Wells Fargo Bank, N.A., dated November 9, 2011 (14)
10.21	Underwriting Agreement between the Company and Aegis Capital Corp., dated December 19, 2012 (15)
10.22	Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated August 22, 2013 (16)
10.23	Underwriting Agreement between the Company and Aegis Capital Corp., dated September 4, 2013 (17)
10.24	Amendment to Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated October 25, 2013 (18)
14	Code of Ethics (2)
21	List of Subsidiaries(19)
23.1	Consent of Decoria, Maichel & Teague (19)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document (19)
101.SCH	XBRL Taxonomy Extension Schema Document (19)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (19)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (19)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (19)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (19)

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
(15) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 21, 2012.
(16) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 28, 2013.
(17) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2013.
(18) Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2013.
(19) Incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 18, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	January 28, 2014

/s/ Randal Hardy Randal Hardy	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 28, 2014