Form 10-Q
period 2013-12-31
Timberline Resources Corp
filed 2014-02-11
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Number of shares of issuer’s common stock outstanding at February 11, 2014: 74,868,938

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 4. CONTROLS AND PROCEDURES

18

PART II — OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS.

19

ITEM 1A. RISK FACTORS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

19

ITEM 4.  MINE SAFETY DISCLOSURES

19

ITEM 5.  OTHER INFORMATION.

20

ITEM 6. EXHIBITS.

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$227,799	$824,919
Prepaid expenses and other current assets	32,605	30,151
Joint venture receivable	33,833	53,586
Current portion of prepaid drilling services	220,000	-
TOTAL CURRENT ASSETS	514,237	908,656

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	14,121,115	14,037,784

OTHER ASSETS:
Prepaid drilling services, net of current portion	440,000	660,000
Investment in joint venture	642,450	642,450
Restricted cash	639,422	639,422
Deposits and other assets	4,500	4,500
TOTAL OTHER ASSETS	1,726,372	1,946,372

TOTAL ASSETS	$16,361,724	$16,892,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,904	$204,897
Accrued expenses	179,587	213,292
Accrued payroll, benefits and taxes	51,229	52,444
TOTAL CURRENT LIABILITIES	346,720	470,633

LONG-TERM LIABILITIES:
Common stock payable	60,000	-
Asset retirement obligation	127,339	125,823
TOTAL LONG-TERM LIABILITIES	187,339	125,823

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 74,221,879 and 74,021,879 shares issued and outstanding, respectively	74,222	74,022
Additional paid-in capital	58,247,422	58,207,622
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(10,815,534)	(10,306,843)
TOTAL STOCKHOLDERS' EQUITY	15,827,665	16,296,356

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,361,724	$16,892,812

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		From Inception of Exploration Stage November 9,
	December 31,		2011 through
	2013	2012	December 31, 2013

OPERATING EXPENSES:
Mineral exploration expenses	$163,950	$806,191	$6,651,082
Gain on lease of mineral rights	-	-	(325,000)
Salaries and benefits	201,512	201,099	1,975,282
Professional fees expense	57,919	74,454	485,388
Insurance expense	22,313	25,313	229,305
Gain on disposal of equipment	(16,565)	-	(16,565)
Other general and administrative expenses	79,214	127,433	1,478,452
TOTAL OPERATING EXPENSES	508,343	1,234,490	10,477,944

LOSS FROM OPERATIONS	(508,343)	(1,234,490)	(10,477,944)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(426)	(671)	(2,790)
Interest income	78	34,172	194,808
Related party interest expense	-	-	(29,608)
Impairment of other assets	-	-	(450,000)
Impairment of available-for-sale securities	-	-	(50,000)
TOTAL OTHER INCOME (EXPENSE), NET	(348)	33,501	(337,590)

LOSS BEFORE INCOME TAXES	(508,691)	(1,200,989)	(10,815,534)

INCOME TAX EXPENSE	-	-	-

NET LOSS	(508,691)	(1,200,989)	(10,815,534)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of net loss on available-for-sale
equity securities included in net loss	-	-	(486,400)
COMPREHENSIVE LOSS	$(508,691)	$(1,200,989)	$(11,301,934)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	74,167,531	62,584,379

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,		From Inception of Exploration Stage November 9, 2011 Through
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(508,691)	$(1,200,989)	$(10,815,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,178	7,657	83,986
Stock based compensation	-	-	338,000
Gain on disposal of equipment	(16,565)	-	(16,565)
Accretion of asset retirement obligation	1,516	1,444	13,214
Gain on lease of mineral rights	-	-	(325,000)
Stock issued for mineral exploration expenses	-	-	21,500
Impairment of other assets	-	-	450.000
Amortization of deferred financing cost with related party	-	-	15,909
Impairment of available-for-sale equity securities	-	-	50,000
Changes in assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	(2,454)	(7,109)	727,025
Joint venture receivable	19,753	761,891	6,577
Accounts payable	(28,993)	(309,416)	(225,042)
Accrued expenses	(33,705)	54,875	179,587
Accrued payroll, benefits and taxes	(1,215)	97	51,229
Receivable from sale of discontinued operations	-	-	1,657,625
Net cash used by operating activities	(565,176)	(691,550)	(7,787,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(54,000)	(54,500)	(786,500)
Proceeds from sale of mineral rights, property and equipment	22,056	-	22,056
Payment received on note receivable	-	-	1,350,000
Change in restricted cash	-	-	(201,086)
Change in other assets	-	-	(50,000)
Net cash provided (used) by investing activities	(31,944)	(54,500)	334,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of stock offering costs	-	888,415	1,683,837
Payments on convertible note payable to related party	-	-	(5,000,000)
Proceeds from exercise of stock options	-	-	11,550
Net cash provided (used) by financing activities	-	888,415	(3,304,613)

Net increase (decrease) in cash and cash equivalents	(597,120)	142,365	(10,757,632)

CASH AT BEGINNING OF PERIOD	824,919	1,034,080	10,985,431

CASH AT END OF PERIOD	$227,799	$1,176,445	$227,799

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral rights	$40,000	$-	$846,000
Common stock payable for accounts payable	60,000	-	60,000
Long term investment received from lease of mineral rights	-	-	75,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

In 2006, we acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). In 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In November 2011, we sold Timberline Drilling and World Wide and became an exploration stage enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2014.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2013.

The consolidated financial statements for the three months ended December 31, 2013 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

b.

Exploration Stage Enterprise – Following the sale of Timberline Drilling, we are in the exploration stage of operation.  Therefore, as of November 9, 2011, our financial statements have been prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as we devote substantially all of our efforts to acquiring and exploring mining interests that management believes could eventually provide sufficient net profits to sustain our existence.  Until such interests are engaged in commercial production, we will continue to prepare our consolidated financial statements and related disclosures in accordance with this standard.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2013 and 2012, would be as follows:

	2013	2012
Stock options	3,991,500	6,304,357
Warrants	300,000	150,000
Total possible dilution	4,291,500	6,454,357

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

At December 31, 2013 and 2012, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

e.

Asset retirement obligation – We account for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. We have an ARO associated with our exploration program at the Lookout Mountain exploration project.

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

	December 31, 2013	September 30, 2013	Input Hierarchy Level
Assets:
Cash	$227,799	$824,919	Level 1
Restricted cash	639,422	639,422	Level 1

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4 – INVESTMENT IN JOINT VENTURE, (continued):

Under the Agreement, Highland contributed property and agreed to fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs will be paid from proceeds of future mine production.  The Operating Agreement stipulates that Highland shall appoint a manager of BHJV and that Highland will manage BHJV until such time as all mine development costs, less $2 million (the deemed value of our contribution of property to BHJV), are distributed to Highland out of the proceeds from future mine production.

At December 31, 2013 and September 30, 2013, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $33,833 and $53,586, respectively.

NOTE 5 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represents discounts on future drilling services, or cash if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.

The following table summarizes activity in the Company’s prepaid drilling services:

	Three months ended December 31, 2013	Year ended September 30, 2013

Beginning balance	$660,000	$887,116
Cash received in lieu of drilling services	-	(227,116)
Less current portion	(220,000)	-
Ending balance	$440,000	$660,000

NOTE 6 – RELATED PARTY TRANSACTIONS:

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

Daycon Minerals

We owned approximately 18% and 15% of the issued and outstanding stock of Daycon Minerals (“Daycon”) as of December 31, 2013 and September 30, 2013, respectively.  In addition, our President and CEO, Paul Dircksen, is a member of the board of directors of Daycon as of December 31, 2013.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Common Stock

During the quarter ended December 31, 2013, pursuant to an amended mineral property lease and option agreement, we issued 200,000 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

In December 2013, we announced that we had entered into a confidentiality agreement with RockStar Resources, Inc. (“RockStar”), including a No-Shop/Exclusivity clause valid through February 28, 2014.  Pursuant to the agreement, RockStar agreed to purchase $750,000 in shares of our common stock at a price of $0.20 per share in three, equal, installments of $250,000 on or before December 31, 2013, January 31, 2014 and February 28, 2014.  As of December 31, 2013, RockStar has not purchased any shares of our common stock.

In December 2013, we entered into a Vendor Agreement to exchange $60,000 of our accounts payable for common stock.  As of December 31, 2013, the common stock had not been issued and is classified as common stock payable.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Exercise Price
Outstanding at September 30, 2013	300,000	$0.25
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	300,000	$0.25

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

DECEMBER 31, 2013

NOTE 8 – STOCK OPTIONS:

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

No option awards were granted during the three months ended December 31, 2013 and 2012 and no option awards vested under the plan.  Therefore, no stock option expense is included in the consolidated statements of operations for the three months ending December 31, 2013 and 2012.

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2013	5,271,500	$0.63
Granted	-	-
Exercised	-	-
Expired	(1,280,000)	0.33
Outstanding at December 31, 2013	3,991,500	$0.72
Exercisable at December 31, 2013	3,991,500	$0.72

Unrecognized compensation expense related to options at December 31, 2013		$-

Average remaining contractual term of options outstanding and exercisable at December 31, 2013 (years)		2.10

The aggregate of options both outstanding and exercisable as of December 31, 2013 had no intrinsic value based on the closing price of $0.18 per share of our common stock on December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes which appear elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2013.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

Corporate Background and History

We commenced our exploration stage in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), we had no reported revenues and only had accumulated losses. In June 2010, we acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and enabled the Company to focus exclusively on its core business of gold exploration and development.

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects, such as our South Eureka Property in Nevada as well as our 50% carried-to-production interest in the Butte Highlands joint venture, which is currently progressing under the terms of our 50/50 joint venture agreement with Highland and targeted to begin gold production in 2014.

Recent Events

In December 2013, we announced that we had entered into a confidentiality agreement with RockStar Resources, Inc. (“RockStar”), including a No-Shop/Exclusivity clause valid through February 28, 2014.  Pursuant to the agreement, RockStar agreed to purchase $750,000 in shares of our common stock at a price of $0.20 per share in three, equal, installments of $250,000 on or before December 31, 2013, January 31, 2014 and February 28, 2014.  As of the date hereof, RockStar has not purchased any shares of our common stock and management does not anticipate that such purchases will be made in the near future, if at all.

On October 25, 2013, we amended our Lease and Option Agreement for Purchase and Sale of Mining Properties (the “Amended Agreement”), effective October 1, 2013 (the “Effective Date”), with David Cooper Knight, as trustee of the David C. and Debra J. Knight Living Trust (“Knight”).  Pursuant to the Amended Agreement, we will evaluate, explore and develop an additional package of 104 mineral claims in Nevada (the “Mining Properties”).  In consideration of the Amended Agreement, we have agreed to issue to Knight 200,000 restricted common shares of the Company and have agreed to perform necessary property maintenance as set forth in the Amended Agreement.  As of the date of this filing, we hold a total of 590 mineral claims in Nevada pursuant to the Amended Agreement comprised of seven separate properties.

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

In 2012, we released updated mineralization details on the Lookout Mountain Project and filed an updated NI 43-101 Technical Report.   As a result of the most recently completed exploration program, we have successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and have expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the currently reported mineralization at the Lookout Mountain Project.  In early 2013, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on advancement of mineralization, metallurgical, geotechnical, and permitting studies in preparation for an anticipated Preliminary Economic Assessment (“PEA”) of the project.

Assay results from drilling were incorporated into an updated NI 43-101 Technical Report which was completed in early 2013 in preparation for the anticipated PEA.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related investigations were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Initial site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of the anticipated PEA.

During the first half of 2013, we continued geochemical waste rock environmental characterization, completed independent metallurgical leach testing, continued water quality monitoring and defined hydrologic work plans.  In addition, we consolidated our Elko field office into our Eureka facility.  We also announced that we had entered into a letter agreement to form a joint venture with a private equity group to fund up to $20-million toward the development, permitting and construction of Lookout Mountain in exchange for up to 50-percent of a newly formed joint venture company.  As of December 31, 2013, we have not completed a definitive agreement regarding the proposed joint venture.

During the quarter ended December 31, 2013, we continued the baseline environmental data collection and analysis at Lookout Mountain, we began preliminary work toward the completion of an economic analysis, and we commissioned further metallurgical testing.

There are no proven and probable reserves as defined under Guide 7 at the South Eureka property and our activities there remain exploratory in nature.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland, we continue to advance the Butte Highlands Project toward an expected commencement of mineral extraction in 2014.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland completed an initial mine plan and obtained necessary data for the submission of the Hard Rock Operating Permit (“HRO Permit”) application.  The mine plan anticipates mineral extraction of approximately 400 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

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

During the nine months ended June 30, 2013, a significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ on December 7, 2012.   In January, 2013, with environmental baseline studies substantially complete, the MDEQ initiated completion of an Environmental Impact Statement for the project upon which the final HRO Permit was scheduled to be issued in the late Q3 of 2013.  A draft EIS was issued on October 11, 2013 and, after receipt of public comments thereupon, the MDEQ is preparing the final EIS document.  The final EIS and a Record of Decision, and the issuance of the final HRO Permit are expected in the first quarter of 2014.  Soon after the issuance of the final HRO Permit, final construction activities will commence.  In advance of the final HRO Permit, the BHJV has remobilized mining equipment and staff to the site to support additional mining pre-development and exploration work, including construction of the water treatment plant.  In addition, supplemental hydrology and water treatment studies have been completed to support optimization of dewatering and water treatment plans.

The United States Forest Service (“USFS”) has completed specialist studies in support of a proposed Plan of Operations to allow the usage of USFS roads for haulage of mineralized material from the mine site.  The USFS initiated preparation of an Environmental Assessment (EA) in the second quarter of 2013.  The preparation of the draft EA is still in process.

Timberline's joint venture operating agreement at the Butte Highlands Project calls for Timberline to retain a 50-percent project interest while being carried to production by Highland.  Once in production, as defined in the joint venture agreement, Timberline is to receive 20-percent of project cash flow until Highland recovers its initial capital expenditures, at which time Timberline will receive 50-percent of cash flow.

A feasibility study has not been completed on the Butte Highlands project, there are no proven and probable reserves at the property under Guide 7, our activities there remain exploratory in nature and there is no certainty the proposed operations will be economically viable.

Other Properties

During the year ended September 30, 2012 we entered into an Exploration and Option to Purchase Agreement with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Montana Copper-Silver Properties.  During the quarter ended June 30, 2013, Daycon terminated the agreement, thereby returning the properties to Timberline. During the quarter ended December 31, 2013, we transferred our interests in our Snowstorm property and our Montana Copper-Silver Properties to Daycon in exchange for 500,000 shares of Daycon common stock, thereby ending our involvement in these properties.

Summary

We believe the global economic environment and monetary climate favor a solid and relatively steady gold price for the foreseeable future, despite recent volatility in prices.  Volatility is to be expected, however our expectation is that we can continue to advance our business model in spite of the current gold price and market volatility.

As a company, we are focused on advancing the Butte Highlands Project toward expected gold extraction in 2014, subject to receipt of the necessary permits, as discussed above, and advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and other properties acquired in Nevada.  In addition, we continue to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past year and will continue to do so.  We believe that management and our board of directors have the knowledge to appropriately evaluate opportunities – either organically or through mergers and acquisitions – and we will continue to do so.

Results of Operations for the Three Month Period ended December 31, 2013 and 2012

Consolidated Results

($US)	Three Months Ended December 31,
	2013	2012
Exploration expenses :
South Eureka/Lookout Mountain	$113,713	$758,194
Butte Highlands	-	-
Other exploration properties	50,237	47,997
Total exploration expenditures	163,950	806,191
Non-cash expenses:
Stock option and stock issuance expense	-	-
Depreciation, amortization and accretion	6,694	9,101
Total non-cash expenses	6,694	9,101
Professional fees expense	57,919	74,454
Salaries and benefits	201,512	201,099
Interest and other income	(16,217)	(33,501)
Other general and administrative expenses	94,833	143,645
Net loss	$(508,691)	$(1,200,989)

Our consolidated net loss for the three months ended December 31, 2013 was $508,691 compared to a consolidated net loss of $1,200,989 for the three months ended December 31, 2012.  The year over year difference is primarily attributable to a significant reduction in our exploration activity during the quarter ended December 31, 2013.  We expect that decreased exploration activity will continue until we can secure financing to fund expanded operations.

Our exploration expenses at South Eureka were lower in the three months ended December 31, 2013 compared to the same period in 2012 primarily due to significant exploration work being delayed in the current period to preserve our financial resources.

Financial Condition and Liquidity

At December 31, 2013, we had assets of $16,361,724 consisting of cash in the amount of $227,799; property, mineral rights and equipment, net of depreciation of $14,121,115, and other assets in the amount of $2,012,810.

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

At December 31, 2013, we had a working capital surplus of $167,517.  As of the date of filing of this Quarterly Report on Form 10-Q, we have no outstanding debt and a cash balance of approximately $211,000.

As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Currently, we anticipate that our existing working capital is only sufficient to last us for the next several weeks.  We estimate that we will need to raise $2 million to $3 million to continue as a going concern for the next twelve months.  We can provide no assurance that we will be able to obtain financing on acceptable terms, if at all.  See “Part II- Item 1A. Risk Factors” below.

Management is working to increase the amount of working capital and minimize expenditures by forgoing all employee salaries, minimizing discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through asset sales, equity investments, joint ventures, or other types of agreements or strategic arrangements.  Unless we receive financing, we do not plan to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, or to seek additional acquisition opportunities.

We will not be able to execute our operating plans with our current cash balances.  Therefore, we anticipate the need to engage in a financing transaction which may include equity financing, sales of assets, credit facilities or debenture issuances, or other strategic arrangements.  Additional financing will be required to allow us to move forward with our exploration program on our Lookout Mountain project, based on our current plans for that project.  Butte Highlands continues to be carried to production (as defined in the joint venture agreement). Unexpected regulatory delays in permitting have, however, resulted in deferred receipts of cash flow.  If and when extraction of mineralized material begins as anticipated in 2014, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income will serve to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund such activities and that additional financing will still be necessary to fund our other exploration activities.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.

In December 2013, we announced that we had entered into a confidentiality agreement with RockStar Resources, Inc. (“RockStar”), including a No-Shop/Exclusivity clause valid through February 28, 2014.  Pursuant to the agreement, RockStar agreed to purchase $750,000 in shares of our common stock at a price of $0.20 per share in three, equal, installments of $250,000 on or before December 31, 2013, January 31, 2014 and February 28, 2014.  As of date hereof, RockStar has not purchased any shares of our common stock, and while we continue to work with RockStar to explore options for a potential transaction, we do not know whether any such purchases of our common stock will be made by RockStar.

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

Changes in Internal Control over Financial Reporting

There were  changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As announced in the Company’s Current Report on Form 8-K filed on December 8, 2013, the Company’s Chief Accounting Officer resigned effective December 31, 2013 and his duties were assumed by the

Company’s Chief Financial Officer.  Other than the additional responsibilities for the Company’s Chief Financial Officer, there were no changes to the Company’s internal control procedures or policies and management of the Company does not anticipate that this will effect the effectiveness of internal control over financial reporting. [

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Except as detailed below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013 which was filed with the SEC on December 18, 2013.

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2013, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company, and we have incurred losses since our inception. Management has determined that as of the date of this Quarterly Report on Form 10-Q, we do not have sufficient cash to fund normal operations and meet obligations for the next 12 months without deferring payment on certain obligations and raising additional funds. We believe that the going concern condition cannot be removed until we receive additional financing and have entered into a business climate where funding of operations through continuing operations is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our plan of operations. Our plans for the long-term return to, and continuation as, a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements in our annual financial statements in our Form 10-K and in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration

(“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2013, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Amendment to Lease Option Agreement (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 29, 2013)
10.2	Addendum to Confidentiality Agreement (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 6, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

By:  /s/ Paul Dircksen

       ___________________________________

       Paul Dircksen

       President, Chief Executive Officer and Chairman

       (Principal Executive Officer)

Date:  February 11, 2014

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial and Accounting Officer)

Date:  February 11, 2014

21