Form 10-Q
period 2014-03-31
Timberline Resources Corp
filed 2014-05-14
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Number of shares of issuer’s common stock outstanding at May 12, 2014: 74,868,938

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4. CONTROLS AND PROCEDURES

20

PART II — OTHER INFORMATION

21

ITEM 1. LEGAL PROCEEDINGS.

21

ITEM 1A. RISK FACTORS

21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

21

ITEM 4.  MINE SAFETY DISCLOSURES

21

ITEM 5.  OTHER INFORMATION.

22

ITEM 6. EXHIBITS.

22

SIGNATURES

23

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

4

Consolidated statements of operations and comprehensive (loss)

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$241,544	$824,919
Prepaid expenses and other current assets	114,565	30,151
Joint venture receivable	34,275	53,586
TOTAL CURRENT ASSETS	390,384	908,656

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	14,137,135	14,037,784

OTHER ASSETS:
Prepaid drilling services	440,000	660,000
Investment in joint venture	642,450	642,450
Restricted cash	624,422	639,422
Deposits and other assets	4,500	4,500
TOTAL OTHER ASSETS	1,711,372	1,946,372

TOTAL ASSETS	$16,238,891	$16,892,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$127,723	$204,897
Accrued expenses	184,167	213,292
Accrued payroll, benefits and taxes	36,998	52,444
Note and interest payable	501,027	-
TOTAL CURRENT LIABILITIES	849,915	470,633

LONG-TERM LIABILITIES:
Asset retirement obligation	128,932	125,823
TOTAL LONG-TERM LIABILITIES	128,932	125,823

COMMITMENTS (Note 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 74,868,938 and 74,021,879 shares issued and outstanding, respectively	74,869	74,022
Additional paid-in capital	58,356,775	58,207,622
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(11,493,155)	(10,306,843)
TOTAL STOCKHOLDERS' EQUITY	15,260,044	16,296,356

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,238,891	$16,892,812

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (UNAUDITED)
	Three months ended		Six months ended		From Inception of Exploration Stage November 9,
	March 31,		March 31,		2011 through
	2014	2013	2014	2013	March 31, 2014

OPERATING EXPENSES:
Mineral exploration expenses	$88,674	$340,515	$252,624	$1,146,706	$6,739,756
Gain on lease of mineral rights	-	(125,000)	-	(125,000)	(325,000)
Salaries and benefits	319,982	201,093	521,494	402,192	2,295,264
Professional fees expense	78,544	34,305	136,463	108,759	563,932
Insurance expense	19,048	28,069	41,361	53,382	248,353
Gain on disposal of equipment	-	-	(16,565)	-	(16,565)
Other general and administrative expenses	99,339	201,775	178,553	329,208	1,577,791
TOTAL OPERATING EXPENSES	605,587	680,757	1,113,930	1,915,247	11,083,531

LOSS FROM OPERATIONS	(605,587)	(680,757)	(1,113,930)	(1,915,247)	(11,083,531)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(1,017)	(614)	(1,443)	(1,285)	(3,807)
Interest income (expense), net	(1,017)	28,557	(939)	62,729	193,791
Related party interest expense	-	-	-	-	(29,608)
Loss on settlement of prepaid drilling services	(70,000)	-	(70,000)	-	(70,000)
Impairment of available-for-sale securities	-	-	-	-	(50,000)
Impairment of other assets	-	-	-	-	(450,000)
TOTAL OTHER INCOME (EXPENSE), NET	(72,034)	27,943	(72,382)	61,444	(409,624)

LOSS BEFORE INCOME TAXES	(677,621)	(652,814)	(1,186,312)	(1,853,803)	(11,493,155)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	(677,621)	(652,814)	(1,186,312)	(1,853,803)	(11,493,155)

OTHER COMPREHENSIVE (LOSS):
Reclassification of net loss on available-for-sale
equity securities included in net loss	-	-	-	-	(486,400)
COMPREHENSIVE LOSS	$(677,621)	$(652,814)	$(1,186,312)	$(1,853,803)	$(11,979,555)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	74,818,611	68,104,101	74,489,494	65,313,912

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,			From Inception of Exploration Stage November 9, 2011 Through
	2014		2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,186,312)		$(1,853,803)	$(11,493,155)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,158		15,266	85,966
Loss on settlement of prepaid drilling services	70,000		-	70,000
Stock based compensation	-		10,000	338,000
Gain on disposal of equipment	(16,565)		-	(16,565)
Accretion of asset retirement obligation	3,108		2,960	14,806
Gain on lease of mineral rights	-		(125,000)	(325,000)
Stock issued for mineral exploration expenses	110,000		21,500	131,500
Impairment of other assets	-		-	450,000
Amortization of deferred financing cost with related party	-		-	15,909
Impairment of available-for-sale equity securities	-		-	50,000
Changes in operating assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	(84,414)		(18,277)	645,065
Joint venture receivable	19,311		753,188	6,135
Accounts payable	(77,173)		(626,071)	(273,222)
Accrued interest and expenses	(28,098)		14,375	185,194
Accrued payroll, benefits and taxes	(15,446)		(1,135)	36,998
Receivable from sale of discontinued operations	-		-	1,657,625
Net cash used by operating activities	(1,198,431)		(1,806,997)	(8,420,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(72,000)		(72,500)	(804,500)
Proceeds from sale of property, mineral rights and equipment	22,056		-	22,056
Payment received on note receivable	-		600,000	1,350,000
Change in restricted cash	15,000		-	(186,086)
Settlement of prepaid drilling services	150,000		-	150,000
Change in other assets	-		-	(50,000)
Net cash provided by investing activities	115,056		527,500	481,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of stock offering costs	-		888,415	1,683,837
Proceeds from issuance of note payable	500,000		-	500,000
Payments on convertible note payable to related party	-		-	(5,000,000)
Proceeds from exercise of stock options	-		-	11,550
Net cash provided (used) by financing activities	500,000		888,415	(2,804,613)

Net decrease in cash and cash equivalents	(583,375)		(391,082)	(10,743,887)

CASH AT BEGINNING OF PERIOD	824,919		1,034,080	10,985,431

CASH AT END OF PERIOD	$241,544		$642,998	$241,544

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral rights	$40,000	$		$846,000
Long term investment received from lease of mineral rights			25,000	75,000

See accompanying notes to consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2014.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2013.

The consolidated financial statements for the three and six month periods ended March 31, 2014 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2014 and 2013, would be as follows:

	2014	2013
Stock options	3,334,000	6,239,357
Warrants	300,000	150,000
Total possible dilution	3,634,000	6,389,357

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

At March 31, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

	March 31, 2014	September 30, 2013	Input Hierarchy Level
Assets:
Cash	$241,544	$824,919	Level 1
Restricted cash	624,422	639,422	Level 1

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

At March 31, 2014 and September 30, 2013, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $34,275 and $53,586, respectively.

NOTE 5 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represents discounts on future drilling services, or cash if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.  During the quarter ended March 31, 2014, we accepted $150,000 as settlement of the portion of the prepaid drilling services that was due to be paid to the Company in November 2014 ($220,000).

The following table summarizes activity in the Company’s prepaid drilling services:

	Six months ended March 31, 2014	Year ended September 30, 2013

Beginning balance	$660,000	$887,116
Cash received in lieu of drilling services	(150,000)	(227,116)
Loss on settlement of prepaid drilling services	(70,000)	-
Ending balance	$440,000	$660,000

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

Daycon Minerals

We own approximately 18% and 15% of the issued and outstanding stock of Daycon Minerals (“Daycon”) as of March 31, 2014 and September 30, 2013, respectively.  In addition, our President and CEO, Paul Dircksen, is a member of the board of directors of Daycon as of March 31, 2014.  At September 30, 2013 we evaluated the fair value of our investment in Daycon and determined that this asset was impaired.  We determined that the fair value measurement of our investment in Daycon fell under Level 3 (no significant observable inputs) of the fair value hierarchy.  Given the adverse market conditions for mineral exploration companies and our doubt about Daycon’s ability to continue as a going concern, we concluded that the fair value of our investment in Daycon was zero.  As a result, we recognized a $450,000 impairment of long term investments in our consolidated statement of operations for the year ended September 30, 2013.

NOTE 7 – NOTE PAYABLE:

On March 14, 2014, the Company entered into a promissory note (the “Note”) and deed of trust, security agreement, assignment of leases and rents and fixture filing to secure promissory note (the “Deed of Trust”) with Wolfpack Gold Corp. (“Wolfpack”).  The Company and Wolfpack entered into the Note and the Deed of Trust in connection with a proposed business combination (the “Proposed Transaction”) that is the subject of a letter of intent between the parties dated effective March 11, 2014.

Pursuant to the Note, the Company has agreed to repay Wolfpack the unpaid principal amount of advances made under the Note up to a maximum principal amount of $1,000,000, together with accrued interest thereon.   The amount drawn on the Note will bear interest at 5% during the first six months of the loan and thereafter at 10% until repaid.  Interest is payable in arrears on the date that the Note is prepaid, in proportion to the principal amount being prepaid, or on the date that the Note is due and payable. The Note is due and payable on the earlier of (i) five business days after the Proposed Transaction closes or (ii) March 15, 2015.  The Company may repay the outstanding principal balance on the Note, in whole or in part, without penalty or premium, at any time and from time to time before the Note is due and payable.  The Note is secured by the Company’s interest in the Seven Troughs property.  The Note, including principal and accrued interest, is expected to be forgiven upon completion of the Proposed Transaction.

As of March 31, 2014, Wolfpack had advanced $500,000 to the Company and $1,027 of interest had accrued under the Note.  The Note provides for additional tranches of $250,000 to be advanced based on future funding requests by the Company.

If the Proposed Transaction does not complete prior to March 15, 2015 and any indebtedness under the Note is not otherwise prepaid, then on the maturity date of the Note and subject to any required regulatory approvals and available prospectus exemptions, Wolfpack may, in exchange for indebtedness under the Note, elect to receive shares of the Company’s common stock obtained by dividing the amount of Note indebtedness (outstanding principal plus accrued interest) that Wolfpack wishes to convert by $0.14 (for outstanding principal amounts to be converted) or the market price (as defined in the rules of the TSX Venture Exchange) of the Company’s common stock on the NYSE MKT exchange where the Company’s common stock trades (for outstanding interest to be converted).

The Company has determined that the conversion price represents a beneficial conversion feature.  However, since the conversion feature is effective only if the Proposed Transaction is not completed prior to March 15, 2015, the Company has measured the conversion feature at the date of the initial advance on the Note, but will not recognize it until the actual commitment date (if necessary), which the Company has determined to be March 15, 2015.

The Company’s negative covenants under the Note include covenants that the Company will not, without the prior written consent of Wolfpack, do any of the following:

(i)

pay any dividend or other distribution to its shareholders, except such as may occur in connection with the Proposed Transaction;

(ii)

lend money, guarantee a loan or grant any other form of financial assistance or benefit to any person;

(iii)

make any material payments to its shareholders, directors or officers other than to Wolfpack and other than in the ordinary course of business, amounts paid to settle loans advanced by such parties or amounts paid pursuant to employment or consulting arrangements with such parties;

(iv)

create, incur, assume or permit to exist any indebtedness, except the indebtedness created under the Note and except as during normal course of business;

(v)

create, incur, assume or permit to exist any lien on the Seven Troughs property, except for (A) the security interest granted to Wolfpack pursuant to the Note and the Deed of Trust, and (B) liens permitted under the Note (including liens for taxes not yet due and payable, survey exceptions, easements or zoning restrictions affecting the Seven Troughs property, rights reserved to governmental entities and other liens that do not materially impair the current use of the Seven Troughs property);

(vi)

enter into any arrangement, directly or indirectly, with any person for the sale or transfer of any interest in the Seven Troughs property, unless such arrangement provides for the payment of all outstanding indebtedness under the Note prior to or concurrently with the closing of such arrangement;

(vii)

amend its constating documents or by-laws, as applicable, except as done by shareholders at a properly constituted meeting or such amendments by the board of directors that do not or could not reasonably be expected to result in a material adverse effect or affect the Company’s obligations under the Note, the

Company’s ability to meet its obligations under the Note, the security interest granted pursuant to the Deed of Trust or otherwise result in an Event of Default;

(viii)

merge, amalgamate or otherwise consolidate with any other person; except as such may occur in connection with the Proposed Transaction; and

(ix)

enter into any agreement or arrangement with any person or create, incur, assume or permit to exist any royalty of any type on the Seven Troughs property.

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Common Stock

During the six months ended March 31, 2014, pursuant to a vendor agreement related to the provision of metallurgical testing services, we issued 647,059 restricted common shares with a value of $110,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

In December 2013, we announced that we had entered into a confidentiality agreement with RockStar Resources, Inc. (“RockStar”), including a No-Shop/Exclusivity clause valid through February 28, 2014.  Pursuant to the agreement, RockStar agreed to purchase $750,000 in shares of our common stock at a price of $0.20 per share in three, equal, installments of $250,000 on or before December 31, 2013, January 31, 2014 and February 28, 2014.  As of March 31, 2014, RockStar has not purchased any shares of our common stock and we do not expect that they will.

During the six month period ended March 31, 2014, pursuant to an amended mineral property lease and option agreement, we issued 200,000 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Exercise Price
Outstanding at September 30, 2013	300,000	$0.25
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2014	300,000	$0.25

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

NOTE 9 – STOCK OPTIONS:

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

No option awards were granted during the three months or six months ended March 31, 2014, and no option awards vested under the plan during those periods.  Therefore, no stock option expense is included in the consolidated statements of operations for the three months or six months ending March 31, 2014.  During the three months and six months ended March 31, 2013, 100,000 options that vested immediately were granted to a director, and no other options were granted or vested during the six months ending March 31, 2013.

The fair value of option awards granted during the six months ended March 31, 2013 were estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

Six months ended
March 31, 2013
Expected volatility	71.3%
Weighted-average volatility	71.3%
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.38%
Expected forfeiture rate	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Salaries and benefits	$-	$-	$-	$-
Other general and administrative expenses	-	10,000	-	10,000
Total	$-	$10,000	$-	$10,000

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2013	5,271,500	$0.63
Granted	-
Exercised	-
Expired	(1,937,500)	(0.47)
Outstanding at March 31, 2014	3,334,000	$0.71
Exercisable at March 31, 2014	3,334,000	$0.71

Unrecognized compensation expense related to options at March 31, 2014		$-

Average remaining contractual term of options outstanding and exercisable at March 31, 2014 (years)		1.88

The aggregate of options both outstanding and exercisable as of March 31, 2014 had no intrinsic value based on the closing price of $0.15 per share of our common stock on March 31, 2014.

NOTE 10 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and a facility in Eureka, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Mineral exploration expenses	$3,900	$11,400	$7,800	$22,800
Other general and administrative expenses	12,000	12,000	24,000	24,000
Total	$15,900	$23,400	$31,800	$46,800

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

•

risks related to our ability to continue as a going concern;

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

• risks related to our business model;

• risks related to our proposed acquisition of Wolfpack Gold Corp.;

• risks related to our loan and deed of trust entered into with Wolfpack Gold Corp.;

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

Recent Events

In March 2014, we entered into a letter of intent (“LOI”) to merge with Wolfpack Gold Corp. (“Wolfpack”), a gold exploration company with a substantial portfolio of properties in Nevada and approximately $6.7 million in cash.  Subsequently, during the due diligence period, the LOI was amended and restructured as an acquisition of Wolfpack with Timberline acquiring all the outstanding shares of a Wolfpack subsidiary, which will hold all of Wolfpack's current exploration assets other than its uranium holdings and approximately US$4.7 million in cash in exchange for shares of common stock in the capital of Timberline at a ratio equal to 0.75 shares of Timberline for each outstanding share of Wolfpack.

Timberline and Wolfpack agreed to an exclusivity period through May 5, 2014, during which time the parties were to complete their respective due diligence and, upon satisfactory completion thereof, conclude a definitive agreement.  The acquisition was expected to be completed by a plan of arrangement or other suitable mechanism.

 At closing of the acquisition, we expect to reconstitute our board of directors to be comprised of five directors, three of whom will be nominated by Timberline and two of whom will be nominated by Wolfpack.  Wolfpack chairman Mr. William Sheriff will be appointed as Chairman of the Board while Paul Dircksen will continue as our President and Chief Executive Officer and Randy Hardy will continue as our Chief Financial Officer.  We also anticipate at closing that the Company will consolidate its shares on a ratio to be determined by our Board of Directors.  Additionally, the agreement requires a break fee in the amount of US$500,000 be paid by a party electing to terminate the definitive agreement to accept a third party superior proposal.

Under the terms of the agreement, Wolfpack agreed to provide Timberline with a bridge loan of up to US$1,000,000 to fund our working capital needs during the interim period prior to the completion of the proposed transaction.  Repayment of the loan is secured by our interest in the Seven Troughs property located in Pershing County, Nevada. The loan will mature on the earlier of completion of the acquisition and one year from the initial draw down under the loan.  The amount drawn will bear interest at 5% during the first six months of the loan and thereafter at 10% until repaid (in each case compounded annually).  Wolfpack provided us with the initial advance of US$500,000 under the bridge loan on March 14, 2014.

Upon completion of the transaction, Timberline shareholders will hold, as a group, approximately 65% of the outstanding shares of Timberline, while Wolfpack shareholders will hold, as a group, approximately 35% of the outstanding Timberline shares.  At a result of the acquisition, we will acquire a number of gold projects in Nevada and approximately US$4.7 million in cash, inclusive of the loan.  The exact transaction structure and timing will be determined following completion of due diligence and a review of tax, securities law and related issues, and remain subject to any necessary shareholder, corporate, and regulatory approvals.

Completion of the proposed acquisition is subject to a number of conditions, including satisfactory completion of due diligence by each of the parties, execution of a mutually acceptable definitive agreement by May 5, 2014, and receipt by both Wolfpack and Timberline of all stock exchange and third party approvals, including shareholder approval, if required.  Advancement of the bridge loan and any conversion thereof into Timberline shares, is subject to receipt by both parties of stock exchange approval.

Mineral Exploration

South Eureka Property, Nevada

The South Eureka Property, including the Lookout Mountain Project, comprises an area of approximately 15,000 acres, or more than 23 square miles.  The South Eureka Property is located within the southern portion of Nevada’s Battle Mountain-Eureka gold trend and includes three structurally controlled zones of gold mineralization, each approximately 3- 4 miles in strike length, all zones of which are open and will require additional in-fill and step-out drilling. The property has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, Newmont and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted Nevada gold mineralization, most of which may be amenable to low cost, heap leach processing.

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

During the second half of 2013 and the quarter ended March 31, 2014, we continued the baseline environmental data collection and analysis at Lookout Mountain, we furthered work toward the completion of an economic analysis, and we commissioned further metallurgical testing.

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

During the nine months ended June 30, 2013, a significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ on December 7, 2012.   In January, 2013, with environmental baseline studies substantially complete, the MDEQ initiated completion of an Environmental Impact Statement for the project upon which the final HRO Permit was scheduled to be issued in the late Q3 of 2013.  A draft EIS was issued on October 11, 2013 and, after receipt of public comments thereupon, the MDEQ is preparing the final EIS document.  Due to high MDEQ workloads, the final EIS and a Record of Decision, and the issuance of the final HRO Permit have been delayed and are now expected in the second quarter of 2014.  Soon after the issuance of the final HRO Permit, final construction activities will commence.  In advance of the final HRO Permit, the BHJV remobilized mining equipment and staff to the site to support additional mining pre-development and exploration work.  Pre-development work completed in the 3rd and 4th quarters of 2013, and the 1st quarter of 2014, included approximately 1,000 feet of additional underground drifting towards the initial planned mine area, installation of a second dewatering well, two new monitoring wells, and initial components of the water discharge system and the water treatment plant.  In addition, supplemental hydrology and water treatment studies have been completed to support optimization of dewatering and water treatment plans.

The United States Forest Service (“USFS”) has completed specialist studies in support of a proposed Plan of Operations to allow the usage of USFS roads for haulage of mineralized material from the mine site.  The USFS initiated preparation of an Environmental Assessment (“EA”) in the second quarter of 2013.  The draft EA was released and followed with a public comment period in the first quarter of 2014.  Currently the USFS is preparing a Final EA which considers the public comments and is coordinating plans with Butte-Silver Bow County and BHJV for long-term road maintenance plans.  In the first quarter of 2014, a “Nationwide 404” Permit has been granted by the US Army Corp of Engineers (ACOE), and a Conservation District 310 Permit (pending final engineering design submittals) to the BHJV to allow needed road improvements across stream crossings and associated minor wetlands.

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

A feasibility study has not been completed on the Butte Highlands project, and there are no proven and probable reserves at the property under Guide 7.  Our activities there remain exploratory in nature and there is no certainty the proposed operations will be economically viable.

Summary

We believe the global economic environment and monetary climate continue to favor a solid and relatively steady gold price for the foreseeable future, despite recent volatility in prices.  Volatility is to be expected, however our expectation is that we can continue to advance our business model in spite of the current gold price and market volatility.

As a company, we are focused on advancing the Butte Highlands Project toward expected gold extraction in 2014, subject to receipt of the necessary permits, as discussed above, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property and exploring and identifying mineral occurrences on other properties acquired in Nevada.  In addition, we will commence our evaluation of mineral properties we expect to acquire from Wolfpack, and we will continue to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past year and will continue to do so.  We believe that management and our board of directors have the knowledge to appropriately evaluate opportunities – either organically or through mergers and acquisitions – and we will continue to do so.

Results of Operations for the Three Month Period ended March 31, 2014 and 2013

Consolidated Results

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Exploration expenses :
South Eureka/Lookout Mountain	$66,184	$269,474	$179,897	$1,027,668
Butte Highlands	-	-	-	-
Other exploration properties	22,490	71,041	72,727	119,038
Total exploration expenditures	88,674	340,515	252,624	1,146,706
Non-cash expenses:
Stock option and stock issuance expense	-	10,000	-	10,000
Depreciation, amortization and accretion	3,572	9,125	10,267	18,226
Total non-cash expenses	3,572	19,125	10,267	28,226
Professional fees expense	78,544	34,305	136,463	108,759
Salaries and benefits	319,982	201,093	521,494	402,192
Gain on lease of mineral rights	-	(125,000)	-	(125,000)
Interest expense	1,017	-	939	-
Interest and other (income) expense	71,017	(27,943)	54,878	(61,444)
Other general and administrative expenses	114,815	210,719	209,647	354,364
Net loss	$(677,621)	$(652,814)	$(1,186,312)	$(1,853,803)

Our consolidated net loss for the three months ended March 31, 2014 was $677,621 compared to a consolidated net loss of $652,814 for the three months ended March 31, 2013.  The year over year difference is minimal, and is comprised of a significant reduction in our exploration activity and other general and administrative expense during the quarter ended March 31, 2014 offset by payroll tax payments, the cost of the discount related to the early payment of the amount due under our prepaid drilling services agreement, and increased professional fees due to various transactions that were considered during the quarter ended March 31, 2014.  We expect to prudently increase our exploration activity in future periods with funding from our proposed acquisition of Wolfpack.  Our exploration expenses at South Eureka were lower in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to significant exploration work being delayed in the current period to preserve our financial resources.

Our consolidated net loss for the six months ended March 31, 2014 was $1,186,312 compared to a consolidated net loss of $1,853,803 for the six months ended March 31, 2013.  The year over year difference is primarily attributable to a significant reduction in our exploration activity and general and administrative expenses during the period ended March 31, 2014.  We expect to prudently increase our exploration activity in future periods with funding from our proposed acquisition of Wolfpack.  Our exploration expenses at South Eureka were lower in the six months ended March 31, 2014 compared to the same period in 2013 primarily due to significant exploration work being delayed in the current period to preserve our financial resources.

Financial Condition and Liquidity

At March 31, 2014, we had assets of $16,238,891 consisting of cash in the amount of $241,544; property, mineral rights and equipment, net of depreciation of $14,137,135, and other assets in the amount of $1,860,212.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances in order to continue as a going concern.  Our anticipated acquisition of Wolfpack is expected to provide additional capital to finance our exploration operations.

At March 31, 2014, we had a working capital deficit of $459,531, primarily due to the note payable to Wolfpack that is expected to be forgiven once the proposed acquisition of Wolfpack is completed.  As of the date of filing of this Quarterly Report on Form 10-Q, we have $750,000 plus accrued interest in short-term debt and a cash balance of approximately $260,000.

Management expects to increase the amount of working capital by completing the acquisition of Wolfpack, carefully managing discretionary exploration expenditures, minimizing professional and consulting expenses, and potentially obtaining financing through asset sales, equity investments, joint ventures, or other types of agreements or strategic arrangements.  We plan, as funding allows, to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, or to seek additional acquisition opportunities.

We expect to be able to execute our short-term operating plans with our cash balance subsequent to our acquisition of Wolfpack.  In order to execute our longer term exploration and development objectives, we anticipate the need to engage in financing transactions which may include equity financing, sales of assets, credit facilities or debenture issuances, or other strategic arrangements.  Additional financing will be required to allow us to substantially advance our exploration program at our Lookout Mountain project, based on our current plans for that project.  Butte Highlands continues to be carried to production (as defined in the joint venture agreement). Unexpected regulatory delays in permitting have, however, resulted in deferred receipts of cash flow.  If and when extraction of mineralized material begins as anticipated in 2014, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income will serve to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund such activities and that additional financing will still be necessary to fund our other exploration activities.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2013, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company, and we have incurred losses since our inception. Management has determined that as of the date of this Quarterly Report on Form 10-Q, we do not have sufficient cash to fund normal operations and meet obligations for the next 12 months without completing the proposed acquisition of Wolfpack, deferring payment on certain obligations, and/or raising additional funds. We believe that the going concern condition cannot be removed until we receive additional financing and have entered into a business climate where funding of operations through continuing operations is more assured.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2014, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1*	Agreement between the Registrant and Timberline Drilling Inc. regarding early cash payment under the Drilling Services and Related Payments Obligations Agreement
10.2*	Letter of Intent between the Registrant and Wolfpack dated March 11, 2014
10.3	Promissory Note dated March 14, 2014 between the Registrant and Wolfpack (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 20, 2014
10.4	Deed of Trust dated March 14, 2014 between the Registrant and Wolfpack (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 20, 2014)

10.5*	Amended Letter of Intent between the Registrant and Wolfpack dated April 14, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

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

Date:  May 12, 2014

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial and Accounting Officer)

Date:  May 12, 2014

23