Form 10-Q
period 2014-06-30
Timberline Resources Corp
filed 2014-08-06
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Number of shares of issuer’s common stock outstanding at August 6, 2014: 74,868,938

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

23

ITEM 4.  MINE SAFETY DISCLOSURES

23

ITEM 5.  OTHER INFORMATION.

24

ITEM 6. EXHIBITS.

24

SIGNATURES

25

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets

4

Consolidated statements of operations

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$276,987	$824,919
Prepaid expenses and other current assets	59,621	30,151
Joint venture receivable	10,388	53,586
TOTAL CURRENT ASSETS	346,996	908,656

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	14,153,156	14,037,784

OTHER ASSETS:
Prepaid drilling services	440,000	660,000
Investment in joint venture	642,450	642,450
Restricted cash	623,238	639,422
Deposits and other assets	4,500	4,500
TOTAL OTHER ASSETS	1,710,188	1,946,372

TOTAL ASSETS	$16,210,340	$16,892,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$205,437	$204,897
Accrued expenses	132,419	103,375
Accrued director fees	91,000	109,917
Accrued payroll, benefits and taxes	36,458	52,444
Note and interest payable	1,010,925	-
TOTAL CURRENT LIABILITIES	1,476,239	470,633

LONG-TERM LIABILITIES:
Asset retirement obligation	130,523	125,823
TOTAL LONG-TERM LIABILITIES	130,523	125,823

COMMITMENTS (Note 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 74,868,938 and 74,021,879 shares issued and outstanding, respectively	74,869	74,022
Additional paid-in capital	58,356,775	58,207,622
Accumulated deficit	(31,678,445)	(31,678,445)
Accumulated deficit during the exploration stage	(12,149,621)	(10,306,843)
TOTAL STOCKHOLDERS' EQUITY	14,603,578	16,296,356

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,210,340	$16,892,812

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Mineral exploration expenses	$157,638	$333,471	$410,262	$1,480,177
Gain on lease of mineral rights	-	(125,000)	-	(250,000)
Salaries and benefits	187,876	196,249	709,370	598,441
Professional fees expense	223,607	53,960	360,070	162,719
Insurance expense	18,352	27,266	59,713	80,648
Gain on disposal of equipment	-	-	(16,565)	-
Other general and administrative expenses	57,418	110,502	235,971	439,710
TOTAL OPERATING EXPENSES	644,891	596,448	1,758,821	2,511,695

LOSS FROM OPERATIONS	(644,891)	(596,448)	(1,758,821)	(2,511,695)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(1,682)	(1,389)	(3,125)	(2,674)
Interest income (expense), net	(9,893)	3,747	(10,832)	66,476
Loss on settlement of prepaid drilling services	-	-	(70,000)	-
TOTAL OTHER INCOME (EXPENSE), NET	(11,575)	2,358	(83,957)	63,802

LOSS BEFORE INCOME TAXES	(656,466)	(594,090)	(1,842,778)	(2,447,893)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(656,466)	$(594,090)	$(1,842,778)	$(2,447,893)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	74,868,938	68,121,879	74,615,975	66,249,901

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,842,778)	$(2,447,893)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,137	21,999
Loss on settlement of prepaid drilling services	70,000	-
Stock based compensation	-	10,000
Gain on disposal of equipment	(16,565)	-
Accretion of asset retirement obligation	4,700	4,476
Gain on lease of mineral rights	-	(250,000)
Stock issued for mineral exploration expenses	110,000	21,500
Changes in operating assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	(29,470)	16,865
Joint venture receivable	43,198	736,689
Accounts payable	540	(742,970)
Accrued interest and expenses	21,052	54,302
Accrued payroll, benefits and taxes	(15,986)	1,427
Net cash used by operating activities	(1,646,172)	(2,573,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(90,000)	(90,500)
Proceeds from sale of property, mineral rights and equipment	22,056	-
Payment received on note receivable	-	1,350,000
Change in restricted cash	16,184	-
Settlement of prepaid drilling services	150,000	-
Net cash provided by investing activities	98,240	1,259,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net of stock offering costs	-	888,415
Proceeds from issuance of note payable	1,000,000	-
Net cash provided by financing activities	1,000,000	888,415

Net decrease in cash and cash equivalents	(547,932)	(425,690)

CASH AT BEGINNING OF PERIOD	824,919	1,034,080

CASH AT END OF PERIOD	$276,987	$608,390

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral rights	$40,000	$-
Long term investment received from lease of mineral rights	-	25,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In 2006, we acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”). In 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In November 2011, we sold Timberline Drilling and World Wide and became solely a mineral exploration enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2014.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2013.

The consolidated financial statements for the three and nine month periods ended June 30, 2014 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

b.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net income (loss) and accumulated deficit.

c.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2014 and 2013, would be as follows:

	2014	2013
Stock options	3,074,000	5,621,500
Warrants	300,000	150,000
Total possible dilution	3,374,000	5,771,500

At June 30, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

d.

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

e.

New accounting pronouncements – In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2013. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of June 30, 2014.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2014	September 30, 2013	Input Hierarchy Level
Assets:
Cash	$276,987	$824,919	Level 1
Restricted cash	623,238	639,422	Level 1

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

At June 30, 2014 and September 30, 2013, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $10,388 and $53,586, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The following table summarizes activity in the Company’s prepaid drilling services:

	Nine months ended June 30, 2014	Year ended September 30, 2013
Beginning balance	$660,000	$887,116
Cash received in lieu of drilling services	(150,000)	(227,116)
Loss on settlement of prepaid drilling services	(70,000)	-
Ending balance	$440,000	$660,000

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

Daycon Minerals

We own approximately 18% and 15% of the issued and outstanding stock of Daycon Minerals (“Daycon”) as of June 30, 2014 and September 30, 2013, respectively.  In addition, our President and CEO, Paul Dircksen, is a member of the board of directors of Daycon as of June 30, 2014.  At September 30, 2013 we evaluated the fair value of our investment in Daycon and determined that this asset was impaired.  We determined that the fair value measurement of our investment in Daycon fell under Level 3 (no significant observable inputs) of the fair value hierarchy.  Given the adverse market conditions for mineral exploration companies and our doubt about Daycon’s ability to continue as a going concern, we concluded that the fair value of our investment in Daycon was zero.  As a result, we recognized a $450,000 impairment of long term investments in our consolidated statement of operations for the year ended September 30, 2013.

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

Pursuant to the Note, the Company has agreed to repay Wolfpack the unpaid principal amount of advances made under the Note up to a maximum principal amount of $1,000,000, together with accrued interest thereon.   The amount drawn on the Note bears interest at 5% during the first six months of the loan and thereafter at 10% until repaid.  Interest is payable in arrears on the date that the Note is prepaid, in proportion to the principal amount being prepaid, or on the date that the Note is due and payable. The Note is due and payable on the earlier of (i) five business days after the Proposed Transaction closes or (ii) March 15, 2015.  The Company may repay the outstanding principal balance on the Note, in whole or in part, without penalty or premium, at any time and from time to time before the Note is due and payable.  The Note is secured by the Company’s interest in the Seven Troughs property.  The Note, including principal and accrued interest, is expected to be forgiven upon completion of the Proposed Transaction.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 – NOTE PAYABLE, (continued):

As of June 30, 2014, Wolfpack had advanced $1,000,000 to the Company and $10,925 of interest had accrued under the Note.

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

The Note includes covenants that the Company will not, without the prior written consent of Wolfpack, do any of the following:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Common Stock

During the nine months ended June 30, 2014, pursuant to a vendor agreement related to the provision of metallurgical testing services, we issued 647,059 restricted common shares with a value of $110,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

During the nine month period ended June 30, 2014, pursuant to an amended mineral property lease and option agreement related to the WFWKV claims, we issued 200,000 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

Warrants

The following is a summary of the Company’s warrants outstanding:

	Warrants	Exercise Price
Outstanding at September 30, 2013	300,000	$0.25
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014	300,000	$0.25

150,000 of the warrants expire on December 26, 2015, and the remaining 150,000 warrants expire on September 10, 2016.

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

No option awards were granted during the nine months ended June 30, 2014, and no option awards vested under the plan during the period.  Therefore, no stock option expense is included in the consolidated statements of operations for the three months or nine months ending June 30, 2014.  During the three months and nine months ended June 30, 2013, zero and 100,000 options, respectively, that vested immediately were granted to a director, and no other options were granted or vested during the nine months ending June 30, 2013.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 9 – STOCK OPTIONS, (continued):

The fair value of option awards granted during the nine months ended June 30, 2013 was estimated to be $10,000 on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

Nine months ended
June 30, 2013
Expected volatility	71.3%
Weighted-average volatility	71.3%
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.38%
Expected forfeiture rate	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Salaries and benefits	$-	$-	$-	$-
Other general and administrative expenses	-	-	-	10,000
Total	$-	$-	$-	$10,000

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2013	5,271,500	$0.63
Granted	-
Exercised	-
Expired	(2,197,500)	(0.50)
Outstanding at June 30, 2014	3,074,000	$0.72
Exercisable at June 30, 2014	3,074,000	$0.72

Unrecognized compensation expense related to options at June 30, 2014		$-

Average remaining contractual term of options outstanding and exercisable at June 30, 2014 (years)		1.81

The aggregate of options both outstanding and exercisable as of June 30, 2014 had no intrinsic value based on the closing price of $0.13 per share of our common stock on June 30, 2014.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 10 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and a facility in Eureka, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Mineral exploration expenses	$3,900	7,600	11,700	30,400
Other general and administrative expenses	12,000	12,000	36,000	36,000
Total	$15,900	19,600	47,700	66,400

NOTE 11 – SUBSEQUENT EVENTS:

On May 6, 2014, the Company entered into an arrangement agreement with Wolfpack pursuant to which the Company will acquire all of the issued and outstanding common shares of Wolfpack Gold (Nevada) Corp. (“Wolfpack Nevada”), a wholly-owned subsidiary of Wolfpack by way of a share exchange in which the Company will exchange shares of the Company’s common stock for all of the issued and outstanding common stock of Wolfpack Nevada.  At the time of closing, Wolfpack Nevada will contain certain of the Nevada gold properties of Wolfpack and approximately US$4.7 million in cash, including the US$1.0 million loan made by Wolfpack to the Company. The transaction contemplated by the Arrangement Agreement is expected to close in August, 2014. The transaction is structured as a Plan of Arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

Subsequent to June 30, 2014, the Company completed a proxy information circular on Schedule 14A (the “Information Circular”) that was filed with the U.S. Securities and Exchange Commission and Canadian securities regulatory authorities and mailed to our shareholders.  The Information Circular describes details of the Arrangement.  The Company is holding an annual and special meeting of stockholders in August, 2014 to consider and vote upon the proposed acquisition of Wolfpack Nevada, a reverse stock split, an increase in our authorized shares, the nominees to the Company’s Board of Directors, ratification of the appointment of our auditors, and an advisory vote on the compensation of our named executive officers.

The acquisition of Wolfpack Nevada is expected to close in August, 2014.  The transaction is subject to the receipt of applicable regulatory approvals, including the approval of the NYSE MKT and the TSX Venture Exchange, key third party consents, court approval, and satisfaction of other customary closing conditions.  Also see Note 7.

On December 9, 2013, we entered into a vendor agreement with Kappes, Cassiday and Associates (“KCA”), whereby KCA agreed to settle $102,571 in accounts receivable from us via payment of $42,571 in cash and 352,941 shares of our common stock.  The stock was valued at our trailing 20-day volume weighted average closing price, ending December 2, 2013, on the NYSE MKT of $0.17 per common share.  In addition, KCA agreed to perform additional metallurgical work on our behalf with an expected value of $105,419.  We will settle this amount via payment of $55,419 in cash and 294,118 shares of our common stock using the same $0.17 value per common share as outlined above.  As of June 30, 2014, all of the shares have been issued and an accrual for $55,419 has been recognized on the balance sheet.

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

Recent Events

In March 2014, we entered into a letter of intent (“LOI”) to merge with Wolfpack Gold Corp. (“Wolfpack”), a gold exploration company with a substantial portfolio of properties in Nevada and approximately $6.7 million in cash.  Subsequently, on April 14, 2014, during the due diligence period, the LOI was amended and restructured as an acquisition of Wolfpack with Timberline acquiring all the outstanding shares of a Wolfpack subsidiary, which would hold all of Wolfpack's current exploration assets other than its uranium holdings and approximately US$4.7 million in cash in exchange for shares of common stock in the capital of Timberline at a ratio equal to 0.75 shares of Timberline for each outstanding share of Wolfpack.

Timberline and Wolfpack agreed to an exclusivity period through May 5, 2014, during which time the parties were to complete their respective due diligence and, upon satisfactory completion thereof, conclude a definitive agreement.  The acquisition was expected to be completed by a plan of arrangement or other suitable mechanism.

On May 6, 2014, the Company entered into an arrangement agreement (“Arrangement Agreement”) with Wolfpack pursuant to which the Company will acquire all of the  issued and outstanding common shares of Wolfpack Gold (Nevada) Corp. (“Wolfpack Nevada”), a wholly-owned subsidiary of Wolfpack by way of a share exchange in which the Company will exchange shares of the Company’s common stock for all of the issued and outstanding common stock of Wolfpack Nevada.  At the time of closing, Wolfpack Nevada will contain certain of the Nevada gold properties of Wolfpack and approximately US$4.7 million in cash, including the US$1.0 million loan made by Wolfpack to the Company. The transaction contemplated by the Arrangement Agreement is expected to close in August, 2014. The transaction is structured as a Plan of Arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

 At closing of the Arrangement, we expect to reconstitute our board of directors to be comprised of five directors, three of whom will be nominated by Timberline and two of whom will be nominated by Wolfpack.  Wolfpack chairman Mr. William Sheriff will be appointed as Chairman of the Board while Paul Dircksen will continue as our President and Chief Executive Officer and Randy Hardy will continue as our Chief Financial Officer.  We also anticipate at closing that the Company will consolidate its shares on a ratio to be determined by our Board of Directors.  Additionally, the Arrangement Agreement requires a break fee in the amount of US$500,000 be paid by a party electing to terminate the Arrangement Agreement to accept a third party superior proposal.

Under the terms of the LOI and Arrangement Agreement, Wolfpack agreed to provide Timberline with a bridge loan of up to US$1,000,000 to fund our working capital needs during the interim period prior to the completion of the proposed transaction.  Repayment of the loan is secured by our interest in the Seven Troughs property located in Pershing County, Nevada. The loan will mature on the earlier of completion of the acquisition and one year from the initial draw down under the loan.  Upon completion of the acquisition, the loan will be canceled.  The amount drawn will bear interest at 5% during the first six months of the loan and thereafter at 10% until repaid (in each case compounded annually).  Wolfpack provided us with advances totaling $1,000,000 under the bridge loan prior to June 30, 2014.

Upon completion of the Arrangement, Timberline shareholders will hold, as a group, approximately 65% of the outstanding shares of Timberline, while Wolfpack shareholders will hold, as a group, approximately 35% of the outstanding Timberline shares.  As a result of the acquisition, we will acquire a number of gold projects in Nevada and approximately US$4.7 million in cash, inclusive of the loan.

Completion of the Arrangement is subject to a number of conditions, including receipt by both Wolfpack and Timberline of all stock exchange and third party approvals, including shareholder approval.  Advancement of the bridge loan and any conversion thereof into Timberline shares, is subject to receipt by both parties of stock exchange approval.  The Company is holding an annual and special meeting of stockholders in August, 2014 to consider and vote upon the proposed acquisition of Wolfpack Nevada, a reverse stock split, an increase in our authorized shares, the nominees to the Company’s Board of Directors, ratification of the appointment of our auditors, and an advisory vote on the compensation of our named executive officers. The acquisition of Wolfpack Nevada is expected to close in August, 2014.

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

In 2012, we released updated exploration data for the Lookout Mountain Project and filed an updated NI 43-101 Technical Report.   As a result of the most recently completed exploration program, we have successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the resource boundary defined in the 2011 Technical Report, and have expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the currently reported mineralization at the Lookout Mountain Project.  In early 2013, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on resource expansion, metallurgical, geotechnical, and permitting studies in preparation for an anticipated Preliminary Economic Assessment (“PEA”) of the project.

Assay results from drilling were incorporated into an updated NI 43-101 Technical Report which was completed in early 2013 in preparation for the anticipated PEA.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Initial site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of the anticipated PEA.

During the first half of 2013, we continued geochemical waste rock environmental characterization, completed independent metallurgical leach testing, continued water quality monitoring and defined hydrologic work plans.  In addition, we reduced costs by consolidating our Elko field office into our Eureka facility.

During the second half of 2013 and the year to date in 2014, we continued the baseline environmental data collection and analysis at Lookout Mountain, we furthered work toward the completion of an economic analysis, and we performed further metallurgical testing.

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

In May 2013, we released a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report, entitled, Technical Report on the Butte Highlands Gold Project, Silver Bow County, Montana, USA, dated May 10, 2013 (the “Butte Technical Report”).  The Butte Technical Report was prepared by MDA, of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.

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

A significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ on December 7, 2012.   In January, 2013, with environmental baseline studies substantially complete, the MDEQ initiated completion of an Environmental Impact Statement for the project upon which the final HRO Permit was scheduled to be issued in the late Q3 of 2013.  A draft EIS was issued on October 11, 2013 and, after receipt of public comments thereupon, the MDEQ is preparing the final EIS document.  Due to high MDEQ workloads, the final EIS and a Record of Decision, and the issuance of the final HRO Permit have been delayed and are now expected in the third quarter of 2014.  After the issuance of the final HRO Permit, final construction activities will commence.  In advance of the final HRO Permit, the BHJV remobilized mining equipment and staff to the site to support additional mining pre-development and exploration work.  Pre-development work completed in the 3rd and 4th quarters of 2013, and the 1st quarter of 2014, included approximately 1,000 feet of additional underground drifting towards the initial planned mine area, installation of a second dewatering well, two new monitoring wells, and initial components of the water discharge system and the water treatment plant.  In addition, supplemental hydrology and water treatment studies have been completed to support optimization of dewatering and water treatment plans.  Actions supporting the issuance of the permits are the primary activities presently occurring related to the Butte Highlands Project.

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

As a company, we are focused on advancing the Butte Highlands Project toward expected gold extraction in 2014, subject to receipt of the necessary permits, as discussed above, advancing exploration programs at Lookout Mountain and other potential projects on our South Eureka Property, and exploring and identifying mineral occurrences on other properties acquired in Nevada.  In addition, we are evaluating a number of mineral properties we expect to acquire from Wolfpack, and we will continue to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past year and will continue to do so.  We believe that management and our board of directors have the knowledge to appropriately evaluate opportunities – either organically or through mergers and acquisitions – and we will continue to do so.

Results of Operations for the Three Month and Nine Month Periods ended June 30, 2014 and 2013

Consolidated Results

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Exploration expenses :
South Eureka/Lookout Mountain	$117,458	$214,282	$297,355	$1,241,950
Butte Highlands	-	28,862	-	28,862
Other exploration properties	40,180	90,327	112,907	209,365
Total exploration expenditures	157,638	333,471	410,262	1,480,177
Non-cash expenses:
Stock option and stock issuance expense	-	-	-	10,000
Depreciation, amortization and accretion	3,572	8,249	13,839	26,475
Total non-cash expenses	3,572	8,249	13,839	36,475
Professional fees expense	223,607	53,960	360,070	162,719
Salaries and benefits	187,876	196,249	709,370	598,441
Gain on lease of mineral rights	-	(125,000)	-	(250,000)
Interest expense	9,897	-	10,836	-
Interest and other (income) expense	1,678	(2,358)	56,556	(63,802)
Other general and administrative expenses	72,198	129,519	281,845	483,883
Net loss	$(656,466)	$(594,090)	$(1,842,778)	$(2,447,893)

Our consolidated net loss for the three months ended June 30, 2014 was $656,466 compared to a consolidated net loss of $594,090 for the three months ended June 30, 2013.  The year over year difference is primarily attributed to increased legal and accounting fees related to our proposed acquisition of Wolfpack and a gain on the lease of mineral rights in the 2013 quarter.  Exploration expenditures were also significantly reduced, along with other general and administrative expenses.  We expect to prudently increase our exploration activity in future periods with funding from our proposed acquisition of Wolfpack.  Our exploration expenses at South Eureka were lower in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to significant exploration work being delayed in the current period to preserve our financial resources.

Our consolidated net loss for the nine months ended June 30, 2014 was $1,842,778 compared to a consolidated net loss of $2,447,893 for the nine months ended June 30, 2013.  The year over year difference is primarily attributable to a significant reduction in our exploration activity and general and administrative expenses offset by increased professional fees due to our acquisition activities during the period ended June 30, 2014, and a significant gain on lease of mineral rights in the 2013 period.  We expect to prudently increase our exploration activity in future periods with funding from our proposed acquisition of Wolfpack.  Our exploration expenses at South Eureka were significantly lower in the nine months ended June 30, 2014 compared to the same period in 2013 primarily due to significant exploration work being delayed in the current period to preserve our financial resources.

Financial Condition and Liquidity

At June 30, 2014, we had assets of $16,210,340 consisting of cash in the amount of $276,987; property, mineral rights and equipment, net of depreciation of $14,153,156, and other assets in the amount of $1,780,197.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies.  These disruptions, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances in order to continue as a going concern.  Our anticipated acquisition of Wolfpack is expected to provide additional capital to finance our exploration operations.

At June 30, 2014, we had a working capital deficit of $1,129,243, primarily due to the note payable to Wolfpack that is expected to be forgiven once the proposed acquisition of Wolfpack is completed in August 2014.  As of the date of filing of this Quarterly Report on Form 10-Q, we have $1,000,000 plus accrued interest in short-term debt and a cash balance of approximately $75,000.

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

Risk Factors Related to the Arrangement

Timberline and Wolfpack may not be able to complete the acquisition or may elect to pursue a different strategic transaction, which may not occur on commercially reasonably terms or at all.

Timberline cannot assure you that the acquisition of Wolfpack will close in a timely manner or at all. The arrangement agreement is subject to many closing conditions and termination rights. If Timberline and Wolfpack do not complete the merger, Timberline’s and Wolfpack’s boards of directors may elect to attempt to complete a different strategic transaction. Attempting to complete different strategic transactions would prove to be costly and time consuming, and Timberline cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

The combined company may not realize the benefits from the transaction because of various challenges.

The acquisition will involve the integration of companies that previously operated independently.  Timberline’s ability to realize the anticipated benefits of the acquisition will depend, in part, upon the following:

•

the ability of Timberline to successfully integrate Wolfpack’s business and processes with those of Timberline;

•

how efficiently Timberline’s officers can manage the operations of the combined company;

•

the amount of charges associated with the purchase accounting for the acquisition;

•

economic conditions affecting both the general economy and the mining industry in particular; and

•

the actual closing date of the acquisition.

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

If the proposed acquisition is not consummated, Timberline will have incurred substantial costs that may adversely affect Timberline’s financial results and operations and the market price of Timberline Common Stock.

Timberline has incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of attorneys and accountants. In addition, Timberline has diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, Timberline will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

 The completion of the acquisition is subject to several conditions and risks, including, among other things, the risk that either Wolfpack or Timberline will fail to obtain the required securityholder or regulatory approvals.  If the acquisition is not completed the price of Timberline Shares may decline to the extent that the relevant current market price reflects a market assumption that the acquisition will be completed and Timberline may be required to pay Wolfpack the applicable break fee, which could adversely affect Timberline’s financial condition.

The increased number of Timberline Shares as a result of the issuance of Timberline Shares pursuant to the proposed acquisition may increase the volatility of Timberline’s share price.

Although the issuance of Timberline Shares under in connection with the acquisition should increase liquidity in the market for such Timberline Shares, there may be greater volatility of market prices in the near term pending the creation of a stable stockholder base.  Any such volatility could result in a decline in the market price of Timberline Shares.

The value of Timberline Shares may be adversely affected by any inability of the combined company to achieve the benefits expected to result from the completion of the Arrangement.

Achieving the benefits of the Arrangement will depend in part upon meeting the challenges inherent in the successful combination of business enterprises of the size and scope of Timberline and Wolfpack US and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that the combined company will meet these challenges and that such diversion will not negatively impact the operations of the combined company

The combined company may not realize the benefits of its growth projects.

As part of its strategy, the combined company will continue existing efforts and initiate new efforts to develop gold and other mineral projects and will have a larger number of such projects as a result of the proposed acquisition.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on the combined company’s financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2014, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1*	Agreement between the Registrant and Timberline Drilling Inc. regarding early cash payment under the Drilling Services and Related Payments Obligations Agreement
10.2*	Letter of Intent between the Registrant and Wolfpack dated March 11, 2014
10.3*	Amended Letter of Intent between the Registrant and Wolfpack dated April 14, 2014
10.4	Arrangement Agreement between the Registrant and Wolfpack dated May 6, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on May 15, 2014

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  August 6, 2014

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial and Accounting Officer)

Date:  August 6, 2014

25