Form 10-K
period 2014-09-30
Timberline Resources Corp
filed 2014-12-23
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2014, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $11,135,738. This figure is based on the closing sale price of $0.15 per share of the Registrant’s common stock on March 31, 2014 on the NYSE MKT.

Number of shares of Common Stock outstanding as of December 19, 2014:  9,900,084

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2015 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

TABLE OF CONTENTS

PART I

2

ITEM 1.

DESCRIPTION OF BUSINESS

2

ITEM 1A.

RISK FACTORS

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS

13

ITEM 2.

DESCRIPTION OF PROPERTIES

13

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

35

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

54

ITEM 9A.

CONTROLS AND PROCEDURES

54

ITEM 9B.

OTHER INFORMATION

54

PART III

55

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

55

ITEM 11.

EXECUTIVE COMPENSATION

55

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

55

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

55

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

55

PART IV

55

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

55

SIGNATURES

57

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our limited operating history;

•

risks related to our history of losses and our expectation of continued losses;

•

risks related to our properties being in the exploration or development stage;

•

risks related our mineral operations being subject to government regulation;

•

risks related to future legislation and administrative changes to mining laws;

•

risks related to future legislation regarding climate change;

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports referenced in this Annual Report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed in accordance with  Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended; however, these terms are not defined terms under the United States Securities and Exchange Commission’s (the “SEC”) Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by Guide 7 standards as in place tonnage and grade without reference to unit measures. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those technical reports in this Annual Report for informational purposes only and such reports are not incorporated herein by reference. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves.

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Idaho in August 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production.  We ceased exploration activities during the 1990s and became virtually inactive.  In December 2003, a group of investors purchased 80-percent of the issued and outstanding common stock from the then-controlling management team.  In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased the number of our authorized shares of common stock to 100,000,000 with a par value of $0.001.

In February 2004, our name was changed to Timberline Resources Corporation.  Since the reorganization, we have been in an exploration stage evaluating, acquiring, and exploring mineral prospects with potential for economic deposits of precious and base metals.  A prospect is defined as a mining property, the value of which has not been determined by exploration. In August 2008, we reincorporated into the State of Delaware pursuant to a merger agreement approved by our shareholders.

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

In June 2010, we closed our acquisition of Staccato Gold Resources Ltd., a Canadian-based resource company (“Staccato Gold”) that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s flagship gold exploration project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in north-central Nevada, along with Staccato Gold’s wholly owned U.S. subsidiary, BH Minerals USA, Inc. (“BH Minerals”).

In September 2011, we announced that we had entered into a non-binding letter of intent to sell TDI to a private company formed by a group of investors, including certain members of the senior management team of TDI.  In November 2011, the sale of TDI was completed for a total value of approximately $15 million.

In August 2014, our stockholders approved an increase in the number of  authorized shares of common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares of common stock, par value $0.001.

In August 2014, our stockholders approved a one-for-twelve reverse stock split of the company’s common stock. The one-for-twelve reverse stock split was effective October 31, 2014.  As a result of the reverse stock split, the number of issued and outstanding shares was adjusted and the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.

In August 2014, we closed our acquisition of Wolfpack Gold (Nevada) Corp. (“Wolfpack US”), a U.S. company and a wholly-owned subsidiary of Wolfpack Gold Corp. a Canadian-based resource company (“Wolfpack Gold”), that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained cash and several projects at various stages of exploration in the gold trends in Nevada.

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including TDI (where applicable prior to its sale), Staccato Gold, BH Minerals, and Wolfpack US.

Overview of Our Mineral Exploration Business

We are a mineral exploration business and, if and when we establish mineral reserves, a development company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold, silver, and copper.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

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

Portions of our mineral properties are owned by third parties at September 30, 2014 and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Butte Highlands	Richardson Family Trust	4	60 acres	3% to 4% Net Smelter Royalty (“NSR”); Annual lease payment of $20,000 + Consumer Price Index adjustment each year thereafter on October 1. Option to purchase property during lease term for $2,000,000.
Spencer	Idaho Department of Lands	Section 6, T12N R36E	640 acres	5% NSR; Annual lease payment of $640.
White Rock	Paul Schmidt & John Thomas	21	420 acres	3% NSR; Advance royalty payments, ranging from $20,000 to $50,000 annually; Option to purchase property during lease term for $100,000.
Toole Springs	Bruce W. Miller	165	3,300 acres	3% NSR; Advance royalty payments, ranging from $20,000 to $100,000 annually.
New York Canyon (Eureka)	Smith Family	2	17 acres	3% to 5% NSR; Advance royalty payments, ranging from $3,000 to $15,000 annually.
Hoosac (Eureka)	Silver International	10	207 acres	1% NSR; Advance royalty payments, $10,000 annually; Option to purchase property during lease term for $2,000,000.
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres

3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.

(Pending legal opinion, additional 2% NSR possible)

Knight Properties/Iron Butte	David C. and Debra J. Knight Living Trust	486	9,720 acres	3% NSR; Annual advance lease royalty payments of $25,000 commencing March 15, 2015. Option to purchase property during lease term for $2,000,000 and 208,334 shares of Timberline common stock.

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

Our Competition

The mineral exploration industry is intensely competitive in all phases.  In our mineral exploration activities, we will compete with many companies possessing greater financial resources and technical facilities than we do for the acquisition of mineral concessions, claims, leases, and other mineral interests as well as for the recruitment and retention of qualified employees, including mining engineers, geologists, and other skilled mining professionals.  We use consultants and compete with other mining companies for the man hours of consulting time required to complete our studies. We also compete with other mining companies for exploration and development equipment and services. We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history.

We cannot assure you that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition, and operating results.

Our Offices and Other Facilities

We currently maintain our administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (866) 513-4859 (toll free) or (208) 664-4859.

Our Employees

We are an exploration company and currently have 5 employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

Regulation

The exploration and mining industries operate in a legal environment that requires permits to conduct virtually all operations. These permits are required by local, state, and federal government agencies.  Federal agencies that may be involved include: The U.S. Forest Service (USFS), Bureau of Land Management (BLM), Environmental Protection Agency (EPA), National Institute for Occupational Safety and Health (NIOSH), the Mine Safety and Health Administration (MSHA), and the Fish and Wildlife Service (FWS). Individual states also have various environmental regulatory bodies, such as Departments of Ecology.  Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, a mine operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration, or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically reevaluated at that time.  For a more detailed discussion of governmental and environmental regulatory requirements applicable to our mineral exploration business see the section titled “Description of Properties - Overview of Regulatory, Economic and Environmental Issues” below.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2014.  In 2012, gold traded between approximately $1,540 and $1,792 per ounce, based on the London PM Fix Price.  In 2013, gold traded between approximately $1,195 and $1,694, and in 2014 to date, gold has traded between approximately $1,142 and $1,385 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price closed at $1,199.00 on December 18, 2014.

In 2012, the price of silver per ounce ranged from approximately $26.67 to $37.23, based on the London Fix Price.   In 2013, the price of silver ranged from approximately $18.61 to $32.23 per ounce, and in 2014 to date, silver has traded between approximately $15.28 and $22.05 (based on the London Fix Price).  The price of silver based on the London Fix Price closed at $16.08 on December 18, 2014.

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

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, and processing facilities;

•

the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;

•

compliance with environmental and other governmental approval and permit requirements;

•

the availability of funds to finance exploration, development, and construction activities, as warranted;

•

potential opposition from non-governmental organizations, environmental groups, local groups, or local inhabitants which may delay or prevent development activities;

•

potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and

•

potential shortages of mineral processing, construction, and other facilities-related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction, and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following losses during each of the following periods:

•

$2,777,886 for the year ended September 30, 2014;

•

$3,724,582 for the year ended September 30, 2013; and

•

$7,171,572 for the year ended September 30, 2012;

We had an accumulated deficit of approximately $45 million as of September 30, 2014. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.   We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

We have not established that any of our mineral properties contain any mineral reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral properties do not contain any “reserve” and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines to extract those minerals. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade, and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads, and a point for shipping, government regulation, and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral reserve. If we cannot exploit any mineral reserve that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, and other matters.  Regarding our future ground disturbing activity on federal land, we will be required to obtain a permit from the US Forest Service or the Bureau of Land Management prior to commencing exploration. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

If we establish the existence of a mineral reserve on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it, and develop extraction and processing facilities and infrastructure.  There can be no assurance that a mineral reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

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

•

personal injury, flooding, fire, explosions, cave-ins, landslides, and rock-bursts;

•

inability to obtain suitable or adequate machinery, equipment, or labor;

•

metals losses;

•

fluctuations in exploration, development, and production costs;

•

labor disputes;

•

unanticipated variations in grade;

•

mechanical equipment failure; and

•

periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities, or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses, and possible legal liability.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our Company.

Mineral exploration, development, and production involve many risks, which even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of minerals, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques.  Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, and underground workings and intelligently designed drilling.  There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the eventual extraction and sale of precious metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments, and improved extraction and production methods. The effect of these factors on the price of precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration.  A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Corvus Gold Inc. (KOR.TO), Pilot Gold Inc. (PLG.TO), Gold Standard Ventures Corp. (GSV), Rye Patch Gold Corp. (RPM.TO), Canamex Resources Corp. (CSQ.V), Solitario Exploration and Royalty Corp. (XPL), and Mines Management (MGN).

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

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial, and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our own. Any acquisitions would be accompanied by risks. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a potential materialized property may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers, and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

Joint ventures and other partnerships in relation to our properties may expose us to risks.

We are currently involved in, and may enter into in the future, joint ventures or other partnership arrangements with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest, particularly the Butte Highlands project. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows, and the price of our common stock.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had four independent directors on our board of directors (William M. Sheriff, John E. Watson, Robert Martinez and Leigh Freeman).  We have formed three committees to ensure our compliance with the requirements of the NYSE MKT.  We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.”  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE MKT.

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

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral projects.  We have a large number of such projects, including the Lookout Mountain project.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks, and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

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

We are a “reporting issuer” in the Canadian provinces of British Columbia and Alberta.  As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings.   Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated, and inferred resources, which are generally not permitted in disclosure filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place tonnage and grade without reference to unit measures.  Accordingly, information concerning descriptions of mineralization, reserves, and resources contained in disclosure released outside the United States may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

We are also subject to increased regulatory scrutiny and costs associated with complying with securities legislation in Canada.  For example, we are subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied, or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change. We do not anticipate any particular regulation that would be difficult to comply with.  However, failure to comply with regulations may result in civil awards, fines, penalties, and orders that could have an adverse effect on us.

Risks Associated With Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is traded on the NYSE MKT and the TSX Venture Exchange.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations, and economic conditions in the United States and Canada.

We do not intend to pay any dividends on shares of our common stock in the near future.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future, and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, and such other factors as our board of directors deems relevant.  It is our current intention to apply net earnings, if any, in the foreseeable future to finance the growth and development of our business.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional employee/director/consultant options or if we sell additional shares to finance our operations.

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale and issuance of additional shares, including, but not limited to, raising finances to explore our Eureka property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options and warrants granted that are exercisable into 693,342 common shares. If all of these were exercised or converted, these would represent approximately 6.5% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

On April 5, 2013, we announced that we had received notice from the NYSE MKT that if we did not adequately address the low selling price of our shares of common stock within a reasonable amount of time to the satisfaction of the NYSE MKT, we would not satisfy the continued listing standards of the NYSE MKT set forth in Section 1003(f)(v) of the NYSE MKT LLC Company Guide. On May 23, 2014 we received notice from the NYSE MKT that we were not satisfying the continued listing requirements of the NYSE MKT as a result of the continued low selling price of our shares of common stock.  On October 31, 2014, in order to increase the selling price of our shares of common stock, we completed a one-for-twelve reverse stock split, and our stock began trading on a reverse-split adjusted basis on November 3, 2014.

On February 8, 2014, we announced that we had received notice from the NYSE MKT that we were not in compliance with one of the NYSE MKT’s continued listing requirements as set forth in Section 1003(a)(iv) of the Company Guide in that we had sustained losses which were substantial in relation to our overall operations or our existing financial resources, or that our financial condition had become impaired such that it appeared questionable, in the opinion of the NYSE MKT, as to whether we would be able to continue operations and/or meet our obligations as they matured.  On March 25, 2014, we announced that the NYSE MKT had accepted our proposed plan of compliance for us to meet the continued listing requirements of the NYSE MKT.  With the acquisition of Wolfpack Nevada on August 15, 2014, we completed our plan to regain compliance with the continued listing requirements of the NYSE MKT.

On November 21, 2014, we were advised by the NYSE MKT that we had regained compliance with their continued listing standards regarding both our financial condition and the low selling price of our shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2014, we have acquired mineral prospects for exploration in Nevada, Montana, Idaho, and California mainly for target commodities of gold and silver. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us.  Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered, and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

Eureka (Battle Mountain/Eureka Trend)

We acquired the Eureka property as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010.  Eureka comprises an area of approximately 15,000 acres or more than 23 square miles.  The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in the Eureka Mining district within the Battle Mountain – Eureka Mineral Trend, also referred to as the Cortez Trend.

The Eureka property has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

Property Description

The Eureka property is located in the southern part of the Eureka mining district of Eureka County, Nevada, within T19N, R53E and unsurveyed T17N and T18N, and R53E at the southern end of the Cortez Trend (Battle Mountain/Eureka Trend).  The Eureka property is also within the bounds of the United States Geological Survey (“USGS”) 1:24,000 scale 7.5 minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

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
Eureka County, Nevada. Township 18 North, Range 53 East, Secs. 2 and 11, M.D.B. & M.
Date: September 30, 2011
Scale: 1:150,000

All unpatented mining claims on the Eureka property have been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

We pay federal and county claim maintenance fees on the Eureka property.  The federal claim fees are due to the BLM by September 1st each year, and the remainder is due to Eureka County by November 1st each year.  The following table summarizes the claims and royalties for the Eureka property:

Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain: Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000. (Pending legal opinion, additional 2% NSR possible)	Unpatented	378	6,471 acres
South Ratto: Timberline holds title; 4% NSR	Unpatented	108	2,148 acres
Hamburg Ridge: Timberline holds title, under lease from DFH, a subsidiary of Royal Gold. Timberline currently pays all claim fees.
Hoosac 4% NSR + 2% NSR + 0.75% NSR	Unpatented	98	1,434 acres
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR + 1% NSR + 1.6% NSR + 0.75% NSR	Unpatented	94	1,707 acres
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc.; Draft agreement in place pursuant to which Timberline would acquire the 16 claims, subject to the following royalties: 4% NSR + 2% NSR + 0.75% NSR. The Hoosac/North Amselco lease agreement would then cancel.	Unpatented	16	278 acres
Silverado/TL 12 1%-1.5% NSR pending agreement	Unpatented	47	971 acres
Secret Canyon/Oswego: Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) (Pending legal opinion, 2% NSR possible)	Unpatented	111	1,937 acres
1% NSR	Patented	6
Windfall: Timberline holds title; 4% NSR	Patented	13	166 acres
New York Canyon: Timberline holds title; 4% NSR + 1.5% NSR	Unpatented	45	855 acres
3-5% NSR	Patented	2
Total Unpatented Lode Claims		897	15,967 acres
Total Patented Lode Claims		23

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

During the year ended September 30, 2012, we acquired the Windfall patented claims.  The claims were acquired in exchange for $400,000 cash as well as 76,662 shares of our common stock with a value of $500,000, based upon the weighted-average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition.  A 4% net smelter return royalty exists on these claims.

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

Accessibility, Physiography, Climate and Infrastructure

The Eureka property is located approximately one mile south and southwest of the town of Eureka, within the southern part of the Eureka Mining district of Eureka County, Nevada.  The Eureka property is located at the southeastern end of the Battle Mountain/Eureka Trend (Cortez Trend) of gold and base-metal deposits in north-central Nevada.

The Eureka property is situated in north-central Nevada in an area with established mining infrastructure. Transmission power lines serve Eureka from the north.  All essential services such as food and lodging are available in Eureka, including the dockage for shipments of heavy equipment.  A small airport at Eureka is available for private air transport.  Railroad access also is available in the area.  The gold mines of north-central Nevada continue to produce a significant portion of the world’s gold, and skilled miners and mining professionals are available in Eureka, and 100 miles to the north in Carlin, Elko, and Spring Creek.  Permitting a mining operation in Nevada has been a process with which local, state, and federal regulators are very familiar and generally cooperative.

Terrain on the Eureka property is rugged, with high ridges, steep canyons, and narrow valleys.  Elevations range from 7,000 to 9,000 feet.  Ridges show abundant bedrock exposures, slopes and valleys are typically covered by soil and alluvium.  Sagebrush abounds in lower-elevation areas while juniper and pinion cover the higher elevations.  Grasses and shrubs grow on the highest ridge tops.  The climate of the project area is semi-arid with the area receiving moderate winter snows and occasional summer thunderstorms, with heavy rain from time to time during otherwise hot and dry summers.  In winter, access is not maintained off the paved roads and November snow commonly lingers until April.

U.S. Highway 50 passes to the east of the Eureka property and access is gained by heading south out of Eureka on the U.S. Highway 50 and connecting with unpaved local roads, some of which are periodically maintained by Eureka County.  The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon to the east side of the claim group.

The Windfall group and the northern parts of the Hoosac and Lookout Mountain groups are accessed by the Windfall Canyon Road and its westward extension (the former haul road for the Lookout Mountain Mine), which turns southwest off U.S. Highway 50 approximately 2 miles south of Eureka.

The southern parts of the Eureka property are accessed by traveling approximately 8 miles south of Eureka on U.S. Highway 50 to South Gate, then 1 mile south-southwest on the Fish Creek Valley road to the unimproved Secret Canyon Road, then northwest to the southern part of the Hoosac claims. Approximately 2 miles from South Gate on the Fish Creek Valley Road, a turnoff to the west and northwest on the Ratto Canyon Road accesses the southern portion of the Lookout Mountain group.  Many dirt tracks within the Eureka property allow additional access.

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

Historic Exploration

The most significant exploration on the Eureka property has been the drilling programs mounted over recent years.  Such exploration on the Eureka property spans a period of over twenty years.  Drilling on the Hoosac and Windfall claims date from Norse-Windfall (63 holes, 1970s-1980s), Amselco (8 holes, mid-1980s), Tenneco (18 holes, 1989-1991), Pathfinder (18 holes, 1993), and Pathfinder/Cambior (36 holes, 1995-1997).  On the Lookout Mountain claim group, drilling programs began with Amselco (296 holes, 1978-1985) followed by the Windfall group (20 holes, 1986), EFL Gold Company (10 holes, 1990), Barrick (40 holes, 1992-93), and Echo Bay (70 holes, 1994-95).  The drilling programs were conducted concurrent with and guided by extensive geologic mapping, geochemical rock and soil sampling programs, and air and ground geophysics.  Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury toxic element anomalies in soil and rock.

The methods of collection and analyses of some historical soil and rock samples were not always available in the data, but it is likely that the samples were collected, documented, prepared, and analyzed to the standards of professional diligence and analytical techniques applicable at the time.  The importance of a geochemical-geological exploration approach is evidenced by the fact that the drilling of many such anomalies has resulted in significant indications of disseminated gold mineralization.  The Windfall, Rustler, and Paroni deposits on the Windfall claims and the Lookout Mountain group were discovered by drilling soil and rock anomalies in permissive structural and stratigraphic settings.  Drill testing of several geochemical anomalies in permissive geological settings has also resulted in the discovery of several promising zones of gold mineralization on the Hamburg Ridge, Windfall, and Lookout Mountain claim groups.  As yet, these zones have not been fully tested.

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

In 1990, EFL Gold Mines took bulk samples from the floor of the Lookout Mountain pit.  These samples returned assays values ranging from 0.10 to 0.135 oz of gold/ton.  EFL also drilled nine holes, two of which, drilled 500 feet (152 meters) into the floor of the pit, showed both oxide and sulfide gold mineralization.

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

Work by Barrick also included air and ground geophysics and a stratigraphic and mineralogic geochemical study in conjunction with geologic mapping to develop and prioritize several target areas.  Approximately 800 rock samples were collected and had high-quality multi-element analyses run, ICP and graphite furnace analyses at MB Associates in California, and ICP and neutron activation analysis at Activation Laboratories in Canada.  Mapping, together with results of the Magmachem geochemistry, indicated that mineralization was apparently strongly controlled by E-NE and N-NW to NW trending cross structures near or at the point they intersect the N-S trending Ratto Ridge Fault where the Cambrian Dunderberg Shale and Hamburg Dolomite occur.  Ultimately, Barrick drilled 42 reverse circulation holes.  However, geological and geochemical targets, or additional drilling in areas of known mineralization previously discovered by Amselco found insufficient mineralization to meet Barrick’s objectives.  It should be noted that the potential for mineralization west of the Ratto Ridge crest has not been explored adequately.

Echo Bay (1993-95) not only worked Ratto Ridge but also acquired additional ground to the north, south, and southwest.  They conducted mapping, sampling, and scattered drilling in the area, exploring deep high-grade potential in the Cambrian Dunderberg Shale and Hamburg Dolomite, and testing Devonian Nevada Group targets west of the Ratto Ridge Fault.  Echo Bay drilled several promising holes, including drill hole EBR 27 which intersected 110 feet grading 0.043 oz of gold/ton in the Dunderberg, and drill hole EBR-9 which intersected 115 feet grading 0.043 oz of gold/ton in the Nevada Group.  Offsets of EBR-9 found 90 feet grading 0.028 oz of gold/ton, and another hole which was lost before reaching planned depth found 45 feet of 0.024 oz of gold/ton.  Further offsets of EBR-9 and several widely spaced holes averaging 1,000 feet deep (EBR 15, 16, 17, 18, and 20) found some anomalous gold along Ratto Ridge but no major intercepts.  Eventually, the Echo Bay project totaled 104 RC holes.  Faced with depletion of budgets with no significant exploration success, the decline in gold prices and large land payments, Echo Bay decided to drop the property.

On the Windfall, Hamburg Ridge, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s.  He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of “invisible gold” mineralized rock grading 0.368 oz/ton, was a Carlin-type sediment-hosted disseminated gold occurrence.  Wilson’s work emphasized the east side of Hamburg Ridge, the Windfall Trend, where he drilled, with conventional air rotary, holes F1 through F20, and Z-1 through Z-31, Z42, and ZA-1 on the current Windfall group.  He drilled holes Z32-41 on the Hoosac group.  The drill holes were generally from 50 to 250 feet deep.  Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 oz of gold/ton.  This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines.  Gold was extracted in a heap-leach operation from sanded and silicified dolomite and silicified shale.

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

In order to improve understanding of the technical aspects of the project and evaluate the potential of the Eureka property, Staccato Gold initiated a comprehensive work program in June 2008. The program included geologic modeling that incorporated structural and stratigraphic controls to mineralization, additional density determinations, and new drilling and metallurgical test data.  Results of this work have been incorporated into our exploration programs.

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

An exploration Plan of Operations has been approved by the BLM and the State Department of Environmental Protection (“NDEP”) for the Lookout Mountain project.  The Plan of Operations calls for approximately 266 acres of disturbance that can be accessed for use in a phased approach, and covers the entire Ratto Ridge structural zone.  The Plan of Operations will allow us to complete additional infill, metallurgical, and exploration drilling necessary to advance the development of the Lookout Mountain project.

Windfall

Staccato Gold initiated detailed mapping and sampling programs and completed a ten-hole drill program totaling 8,030 feet at the Windfall project in October 2009.  The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralization area.  The Windfall project is one of several prospective gold projects on our extensive Eureka property in Nevada.

Results from the surface mapping program, review of historic production and geologic maps, and drilling indicate that high-grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The 2009 drill program tested approximately 3,600 feet of the Windfall fault zone with wide spaced drilling.  The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet based on historic data.

All holes in the 2009 exploration program encountered thick intercepts of low-grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes drilled define the Windfall fault zone as a 150 to 200-foot thick zone striking roughly north-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

Five of the ten holes were drilled as offsets to follow up on the high-grade gold intercept drilled in hole 4 (75 feet at 0.153 ounces of gold/ton), and five were drilled as exploratory holes to test the strike and dip extent of the Windfall fault zone.  Several thick intercepts of gold mineralization were returned, including 135 feet at 0.011 ounces of gold/ton in hole 7, 135 feet at 0.016 ounces of gold/ton in hole 8, 115 feet at 0.010 ounces of gold/ton in hole 9, and 100 feet at 0.018 ounces of gold/ton in hole 11.

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

Other projects that comprise the extensive Eureka property, including the Secret Canyon/Oswego, South Ratto, and New York Canyon projects, and a large portion of the Hamburg Ridge project, are owned by us subject to underlying royalty agreements.  We are in the process of consolidating the ownership of a portion of the Hoosac/North Amselco project that is currently held by another party.

Eureka Exploration

We are of the opinion that the Eureka property has excellent potential for continued exploration success both at the deposit scale and on the regional scale.  The current Lookout Mountain mineralization is defined over a relatively small area at the north end of a mineralized structural corridor that extends for several thousand feet across the property, and up to 4 to 5 kilometers (2.5 to 3 miles) in strike length. This structure hosts several areas of drill indicated mineralization and the exploration potential in this corridor is strong, as evidenced by historic drilling, and soil and rock geochemical analyses.  The Lookout Mountain mineralization itself is open for expansion at depth and along strike, especially to the south. Regionally, several other target areas also exist where historic production and exploration have occurred, but only limited systematic exploration has been conducted.

From 2010 through 2012, we completed aggressive exploration work programs totaling approximately $9,000,000 on the Eureka property.  Program objectives were to obtain sufficient data to prepare an NI 43-101 compliant technical report, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets.  The 2010-2012 exploration programs achieved these objectives through:

•

16,675 feet of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•

46,965 feet of  reverse circulation (RC) drilling directed primarily at resource in-fill and definition drilling;

•

Drill testing of high-grade sulfide lenses within the oxide mineralization to better understand the geologic controls and geometry;

•

Metallurgical testing on core samples to initially define heap leach characteristics and process parameters;

•

Channel sampling and bulk sampling within the historic Lookout Mountain pit for bench-scale metallurgical testing;

•

Identification of additional exploration targets on the Eureka Property outside of the main Lookout Mountain Project area through detailed geologic mapping and sampling;

•

Drilling and construction of additional groundwater monitoring wells for hydrological characterization;

•

Initiation of geotechnical pit-wall stability and heap leach pad alternative  studies; and

•

Initiation of additional baseline hydrology and environmental geochemistry studies directed at state and BLM permitting.

Regional exploration was also advanced in the district during 2012.  Complementing previous work, geologic mapping and ground magnetic surveys undertaken during the year complete district-wide coverage.  Key successes of the 2012 drill program include demonstration of strong continuity in mineralization at the Lookout Mountain Project, and initial identification of high-grade gold mineralization down-dip of the current mineralization.

An initial technical report entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, compliant with NI 43-101 (“2011 Technical Report”), was completed on May 2, 2011.  The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Technical Report details mineralization at the Lookout Mountain Project.  In addition, significant exploration potential is noted.

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

The final drill results of the 2011 exploration program were successfully incorporated into the NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on May 31, 2012 (“2012 Technical Report”).  As a result of the 2011 exploration program, we successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the existing mineral deposit, and expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the reported mineralization at the Lookout Mountain Project.

During the year ended September 30, 2013, we completed our 2012 exploration program at Lookout Mountain.  This program focused on providing data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly water monitoring, and installation of three monitoring wells. Scoping-level investigations for location of site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of an anticipated Preliminary Economic Assessment (“PEA”) of the project. Assay results from drilling during the 2012 exploration program were incorporated into an NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on April 11, 2013 (“2013 Technical Report”).

Since completion of the 2012 program, exploration activities at Eureka have been curtailed as a result of the limited availability of capital.  We have, however, continued limited studies on geochemical waste rock environmental characterization, independent metallurgical testing, and continued to monitor water quality and defined hydrologic work plans.  In addition, geologic mapping, stratigraphic, and structural geologic analyses have been completed along with rock and soil sampling in selected detailed areas.  This activity has resulted in identification of new targets characterized by anomalous mineralogy and trace element geochemistry as indicators of possible gold mineralization.  In addition, we consolidated our Elko field office into our Eureka facility in order to reduce ongoing expenses.

There are no proven and probable reserves as defined under Guide 7 at the Eureka property and our activities there remain exploratory in nature.

In fiscal 2015, we intend to advance metallurgical testing; perform initial drill testing of deep, higher-grade targets at Lookout Mountain, Oswego, and Hoosac; and perform additional strategic, in-fill drilling at Windfall which we expect to lead to the calculation of a block of mineralized material at Windfall.   The expenditures for these exploration programs are discretionary and may be scaled back depending upon the availability of capital to us. For further details on the exploration budget for the Eureka Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Eureka Property Plans and Budget.”

Cautionary Note to U.S. Investors: The 2011 – 2013 Technical Reports use the terms "mineral resource", "measured mineral resource", "indicated mineral resource", and "inferred mineral resource." We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates,” above.

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

In December of 2013, an agreement was entered between the ICBM Joint Venture and Americas Gold Exploration, Inc. (“AGE”), to continue exploration at the project.  Under the terms of the agreement, AGE may earn up to 76.6% ownership in the property by making certain exploration expenditures over a four-year period.   AGE also assumed the role as operator of the joint venture.

As of September 30, 2014, we do not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

The White Rock property is an exploration project encompassing a large, low grade, structurally controlled epithermal gold system with similarities to other well-known Nevada gold deposits such as Sleeper, Paradise Peak, and Aurora/Borealis.  Historical exploration during the period from 1988 to 1994 validated widespread gold mineralization within the property.  Since acquiring the property, we have completed detailed geologic mapping, soil and rock chip geochemical sampling, a ground magnetics survey, and spectrophotometry surveys.  Based on results of those surveys and prioritization of our projects, we have determined that an impairment in the value of our White Rock project existed at September 30, 2014, with the entire carrying value amount of $100,000 written off as impairment of mineral properties.  We have subsequently returned the property to the underlying owners as of October 9, 2014.

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

The Toole Springs Project represents an early-stage gold-exploration target. It is located in favorable stratigraphy within the Carlin Trend and is a pediment play (gravel covered).  Limited exploration has been undertaken since we acquired the property, including compilation of historic data, a ground magnetic survey, and biogeochemical sampling.  We anticipate undertaking limited additional surface exploration work on the project in the future, to be followed by a drilling program.

As of September 30, 2014, we do not consider Toole Springs to be a material property and no material expenditures are planned at this time.

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

We are under no obligation to make exploration expenditures at Seven Troughs.  Since acquiring the property, we have initiated the compilation of historic data and completed a limited geochemical sampling and spectrophotometry survey within the district.  During 2014, historic mine workings have been compiled into an electronic 3-D model, and exploration activities included geologic mapping, rock sampling, and mineralogy spectrophotometric analysis.

As of September 30, 2014, we do not consider Seven Troughs to be a material property and no material expenditures are planned at this time.

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

The Knight Agreement provided for the issuance of 75,000 restricted shares of our common stock on the effective date of the Knight Agreement, as well as an additional 83,334 restricted shares of common stock in September 2014; and 125,000 shares of restricted common stock in March 2016.  The shares of restricted common stock issued on the effective date of the Knight Agreement had a value of $306,000, based upon the closing price of our common stock on the NYSE MKT on the date of issuance. The shares of restricted stock to be issued in September 2014 were issued in October 2014, subsequent to approval by the NYSE MKT, and had a value of $80,000, based upon the closing price of our common stock on the NYSE MKT on the date prior to the due date for the share issuance.

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

During the year ended September 30, 2014, the Knight Agreement was amended to include additional mineral claims in Nevada in exchange for 16,667 restricted shares of our common stock.  As of the date of filing this report, we hold 590 mineral claims on seven separate properties, comprising a total of nearly 11,000 acres under this Knight Agreement, as amended.

With limited availability of capital since entering the Knight Agreement, exploration activities during 2013 and 2014 have been limited to geologic mapping and re-evaluation of the project geologic model.

As of September 30, 2014, we do not consider the Iron Butte Project, or any of the other properties acquired under the Knight Agreement, as amended, to be a material property and no material expenditures are planned at this time.

Castle Black Rock/Other Wolfpack Gold Properties

With the acquisition of Wolfpack Gold, we acquired several mineral properties including Castle Black Rock.  Castle Black Rock comprises 117 mining claims.  The property is situated within the Walker Lane gold belt which is a 50-mile wide northwest-southeast trending zone of right lateral and associated normal faults which tapped deep-seated magmatic and hydrothermal fluids.  Faulted and folded Paleozoic sedimentary rocks are intruded by Mesozoic plutonic rocks, with local thick sequences of overlying Miocene volcanics.  At Castle Black Rock, epithermal-style gold mineralization is generally hosted within the volcanic rocks and is concentrated in four zones.

A small-scale open pit and heap leach mine operated at the site in 1988 by privately held Falcon Exploration Ltd.  In 2000, previous owners engaged Bikerman and Associates who calculated an estimate of the mineralized material to be approximately 193,000 ounces of gold at an estimated grade of 0.014 ounces of gold per ton using a 0.007 ounces per ton cut-off grade.

Since our acquisition of the Castle Black Rock property, we have completed a due diligence review which included organization of the historic data and review of exploration work completed to-date.

In addition to Castle Black Rock, a total of nine other properties were retained after the acquisition of Wolfpack Gold.  These other properties comprise five epithermal gold targets – four in western and northern Nevada and one in northeast California; three Carlin-type gold prospects within the Battle Mountain-Eureka and Carlin gold trends in Nevada; and one gold-bearing skarn in central Nevada.  Three of the properties are currently under option to other parties.

All the additional properties are considered early-stage exploration projects.  As of September 30, 2014, we do not consider the Castle Black Rock project, or any of the other properties acquired with Wolfpack Gold, to be a material property and no material expenditures are planned at this time.

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
Miles
Silver Bow County
Township 1 North, Range 7 West, Section 31, 32
Township 1 South, Range 7 West, Section 5, 6

In July 2007, we closed our purchase of the Butte Highlands Gold Project, including 100-percent ownership of mineral rights, from Butte Highlands Mining Company for $405,000 cash and 9,000 shares of our common stock.  The project is located approximately 15 miles south of Butte, Montana in Silver Bow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims situated within Sections 31 and 32, Township 1 North, Range 7 West; Sections 5 and 6, Township 1 South, Range 7 West; and Section 1, Township 1 South, Range 8 West, Montana Principal Meridian.  The property can be accessed utilizing motor vehicles via State Highway 2 and county and US Forest Service maintained, improved surface roads.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.

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

Since the creation of BHJV, Butte Highlands has been advanced toward production (as defined in the joint venture agreement) through completion of an underground exploration ramp and a 52,000-foot underground core drilling program.  The drilling program was designed to collect definition drill data to facilitate, with our assistance, a mine model for production planning purposes during the early years of the mine’s production life.  In addition, BHJV continued to collect environmental baseline data as part of its application for an operating permit that was initially submitted during the year ended September 30, 2010 with the Montana Department of Environmental Quality (“MTDEQ”) to commence gold mining operations.  During fiscal 2013 we received a notice of completeness and compliance from the MTDEQ, as well as a draft operating permit.  Subsequent to our fiscal year end, but prior to filing this Annual Report, we also received notification that the MTDEQ had completed its Draft Environmental Impact Statement (“Draft EIS”) relative to the operating permit application.  Receipt of the Draft EIS is a significant milestone in the process to obtaining the final operating permit to commence production.

Activities at Butte Highlands during fiscal 2012 and 2013 focused on advancing mine permitting with the MTDEQ toward a final Hard Rock Operating Permit.  Supplemental baseline data to support the operating permit application was collected and provided to regulators.  This data included characterization of wetlands, faunal study, surface water hydrology investigations, geochemistry, and an initial project water balance analysis.  In addition, a Montana Pollutant Discharge Elimination System (“MPDES”) permit application was submitted and the final permit was granted in 2013.  The MPDES is a critical requirement for further underground exploration and mine operation.  In 2014, the MTDEQ advanced towards completion of a Final Environmental Impact Statement (“Final EIS”) for the project through development of responses to public comments on the Draft EIS.  Mitigations to potential impacts to surface water flows after mining have been developed in agreement with Montana Fish, Wildlife, and Parks, and the City and County of Butte-Silver Bow.  The MTDEQ has scheduled release of the Final EIS for December 18, 2014.  It is anticipated that the Record of Decision (“ROD”) on the Final EIS will be issued in early January, 2015 following a mandatory 15-day waiting period following the release of the Final EIS.  Release of the final Hard Rock Operating Permit will follow after the ROD is issued and the State calculates a bond for reclamation of the project site.

Permitting also advanced during 2012 and 2013 with submittal of a proposed Plan of Operations with the United States Forest Service (“USFS”) for material haulage road use.  The USFS completed site investigations and in March, 2014 published a Draft Environmental Assessment (“Draft EA”).  Subsequent to release of the Draft EA, the USFS has collected public comments and continues to develop responses to such in anticipation of release of a Final Environmental Assessment in early 2015.  Once the final Hard Rock Operating Permit is granted by the MTDEQ and the Plan of Operations is approved by the USFS, we expect BHJV to transition from exploration to gold mining operations.

In addition to progress in completion of permits by the MTDEQ and the USFS, the Environmental Protection Agency (“EPA”) processed an application by BHJV to modify a permit for discharge of mine waters.  The proposed modification was approved with an issued Final Underground Injection Control Program Permit Modification on September 26, 2014.  The modification allows flexibility of discharge of untreated water during exploration and mining-related activities.

Highland, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  We expect that the total costs incurred by Highland on the project to reach this milestone will be approximately $35 to 40 million.

Butte Highlands Claim Summary

Claim Name(s)	Claim Type	Land Type	Rights	Ownership
BHC 1 thru BHC 61	Unpatented lode	Federal	mineral	50 % Timberline Resources Corp. (1)
Humbug Hill 01-20	Mill site	Federal	none	50 % Timberline Resources Corp. (1)
J.B. Thompson	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Main Ripple	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Murphy	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Only Chance	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Purchance	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Red Mountain	Patented lode	Private	mineral and surface	50 % Timberline Resources Corp. (1)
Main Chance	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Island	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Atlantic	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Barnard	Patented lode	Private	mineral and surface	100 % Richardson Family Trust (2)
Pony Placer	Patented lode	Private	surface	50 % Timberline Resources Corp. (1)

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

Drilling by Timberline Resources

Four core holes were drilled in 2008 totaling 6,757 feet of drill core.  The results were positive, resulting in confirmation and extension of the stratigraphic controlled mineralization to the northwest and the discovery of an additional zone at depth near the northwest end of the known mineralized extents.  The drilling also indicated a potential zone of broader lower-grade material within the intrusive which may be amenable to bulk underground mining methods.

In 2009 BHJV completed a five-hole core drill program totaling 7,244 feet of drilling.  Several intercepts grading above 0.10 ounces of gold per ton (oz/t) and a significant amount of skarn mineralization were encountered.  At least one of the holes also provided geotechnical data for the proposed vent raise and for exploration.  BHJV also initiated a Hydrologic Reverse Circulation Drill program during 2009.  The program consisted of five holes completed for a total of 6,695 feet.  Data collected during this program was used to model the hydrologic character of the mineralized area.

A seven-hole core drilling program was completed in 2010.  The program had two purposes; one was to infill and expand mineralization within the known area of mineralized material, and the second was to test potential for mineralization to the east, outside the area of known mineralization.  Three holes were drilled within the known extents of the mineralized area while four holes were drilled outside to the east of the known extents.  Two of the holes drilled interior to the known mineralized extents had significant intercepts in them.  Hole BHDDH10-02 had a 9.7-foot intercept grading 0.383 oz/t.  This intercept is generally carried by a 1.72 foot intercept grading 0.768 oz/t.  This drill hole had a couple additional shorter intercepts that with further exploration drilling may lead into additional ore zones.  The first one is a 3.3-foot gold intercept grading 0.113 oz/t and the second is a 2-foot gold intercept grading 0.269 oz/t.

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

In 2011, BHJV undertook a 52,000-foot underground definition drilling program.  This program was designed to collect definition drill data to facilitate a mine model for production planning purposes during the early years of the mine’s production life.  This drilling encountered several significant intercepts within the known mineralized extents, including 33.6 feet grading 1.65 oz/t, 51.8 feet grading 0.43 oz/t, 26.9 feet grading 0.32 oz/t, and 14.3 feet grading 2.37 oz/t.

All of these intercept values were calculated using a sample length, weighted-average calculation or represent a single sample interval.  The true widths of the intervals’ lengths are estimated to be approximately 75-percent of the reported interval length.

Our President, Chief Executive Officer and Executive Chairman, Paul Dircksen, was a qualified person as defined by NI 43-101, and has reviewed and approved the technical contents of drilling results when they were received, including sampling, analytical, and test data.  Field work was conducted under his supervision.  Our sampling and analysis program included an industry standard QA/QC program.  After photographing, core logging and cutting the sample intervals in half, the samples were shipped to ALS Chemex Laboratories in Elko, Nevada for preparation.  The prepared pulps were then forwarded by ALS Chemex to their lab in Sparks, Nevada or their lab in Vancouver, BC Canada for analysis.  The samples were analyzed for gold using a standard 30g fire assay with an AA finish.  Samples returning a gold value in excess of 10 ppm were re-analyzed using a 30g fire assay with a gravimetric finish.

As of September 30, 2014, we have incurred exploration costs to date of approximately $1,600,000.  During the 2015 fiscal year, we do not plan to undertake any significant exploration work on the property.  The focus at Butte Highlands in fiscal 2015 will be the completion of the permitting process, and the commencement of mining operations by our joint venture partner, Highland, upon the receipt of the final Hard Rock Operating Permit from the State of Montana and the Special Use Permit from the USFS.

Idaho Gold Property

The Spencer Prospect

The Spencer prospect covers 640 acres on the western end of the Kilgore-Spencer Trend, a northeast-trending belt of rhyolite volcanics known to host epithermal gold-silver mineralization, just south of a privately held opal mine about nine miles northeast of the town of Spencer, Idaho.  We believe that the property has the potential to host both open-pit and underground gold deposits.

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

As of September 30, 2014, we do not consider the Spencer prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

In June 2012 we entered into an Exploration and Option to Purchase Agreement (“Snowstorm Agreement”) with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for Snowstorm.  Under the terms of the agreement, Daycon held a five-year option to purchase the property for $1.5 million cash.  We received a total of 1,000,000 shares of Daycon common stock under the Snowstorm Agreement, with potential stock to be issued of up to 1,500,000 shares of Daycon common stock.  Daycon agreed to make annual minimum exploration expenditure commitments of $250,000 on Snowstorm, commencing in June 2014.

During the year ended September 30, 2014, we replaced the Snowstorm Agreement with a Transfer Agreement whereby we transferred our interests in Snowstorm to Daycon in exchange for 500,000 shares of Daycon common stock, thereby ending our involvement in Snowstorm.  We do not consider our agreements with respect to Snowstorm to be material to our business at this time.

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

In June 2012 we entered into an Exploration and Option to Purchase Agreement (“Montana Agreement”) with Daycon Minerals Corporation (“Daycon”), a private Canadian corporation, for our Montana Copper-Silver Properties.  Under the terms of the Montana Agreement, Daycon held a five-year option to purchase the properties for $1.5 million cash.  We received a total of 600,000 shares of Daycon common stock under the Montana Agreement, with potential stock to be issued of up to 900,000 shares of Daycon common stock.  Daycon had agreed to make annual minimum exploration expenditure commitments of $200,000 on the properties, commencing in June 2014.  However, during the year ended September 30, 2013, Daycon exercised its right to terminate the Montana Agreement and return the properties to us.

During the year ended September 30, 2014, we entered into agreements with Daycon whereby we transferred the properties to Daycon for nominal consideration, thereby ending our involvement in the Montana Copper-Silver Properties.  We do not consider our agreements with respect to these properties to be material to our business at this time.

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state, and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations involve preparation of environmental impact studies that examine the probable effect of the proposed site development.  Federal agencies that may be involved include: The U.S. Forest Service (“USFS”), Bureau of Land Management (“BLM”), Environmental Protection Agency (“EPA”), National Institute for Occupational Safety and Health (“NIOSH”), the Mine Safety and Health Administration (“MSHA”), and the Fish and Wildlife Service (“FWS”).  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and Departments of Environmental Quality.  Local authorities, usually counties, also have control over mining activity.  An example of such regulation is the State of Montana’s recent ban on the use of cyanide in certain open-pit mining activities within the state.  Cyanide is often used in the extraction of gold.  However, since some of our prospects in Montana are for silver and copper this ban does not affect those properties.  Our Butte Highlands project in Montana is partially on patented ground and is an underground gold prospect.  It is anticipated that any production from this property would be from an underground mine and would, at least initially, be shipped to nearby mills for processing as opposed to building our own mills and processing facilities, thus this ban would not affect our plans in Montana. We are not aware of any other states that plan to enact similar legislation.

Gold, silver, and copper are mined in a wide variety of ways, both in open pit and underground mines.  Open pit mines require the gold deposit to be relatively close to the surface.  These deposits tend to be low grade (such as 0.01-0.03 ounces per ton gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day.

Open pit operations for gold often involve heap leaching as a metallurgical method to remove the gold.  Heap leaching involves stacking the ore on pads which are lined with an impenetrable surface, then sprinkling the gold with a weak cyanide solution to extract the gold.  The gold impregnated solution is collected and the gold recovered through further processing.

Underground metal mines generally involve higher-grade ore bodies.  Less tonnage is mined underground, and generally the higher-grade ore is processed in a mill or other refining facility.  This process results in the accumulation of waste by-products from the processing of the ground ore. Mills require associated tailings ponds to capture waste by-products and treat water used in the milling process.

Capital costs for mine, mill, and tailings pond construction can, depending upon the size of the operation, run into the hundreds of millions of dollars. These costs are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced.  Metals prices are set on a world-wide market and are not controlled by the operators of the mine.  Changes in currency values or exchange rates can also impact metals prices.  Changes in metals prices or operating costs can have a huge impact on the economic viability of a mining operation.

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

We intend to focus on exploration and discovery of mineral resources.  If we are successful, the ore bodies discovered will be attractive to production companies, or we will potentially bring the ore bodies to production ourselves.  The mining industry, like agriculture, is a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life.  If we are successful in finding an economic ore body, be it gold, silver or copper, sufficient value is expected to be created to reward our shareholders and allow for all production and reclamation expenses to be paid ourselves or by the actual producer to whom we convey, assign, or joint venture the project.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of Timberline and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer, or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to pending litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE MKT and is quoted under the trading symbol “TLR”.  Our common stock also trades on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “TBR”.  The high and low sale prices for our common stock as quoted on the NYSE MKT and the TSX-V were as follows:

	NYSE MKT (US$)		TSX-V (Cdn$)
Period(1)	High	Low	High	Low

2014
First Quarter	$0.24	$0.12	$0.25	$0.14
Second Quarter	$0.18	$0.09	$0.18	$0.09
Third Quarter	$0.15	$0.06	$0.14	$0.07
Fourth Quarter(2) (3)	$0.85	$0.05	$0.90	$0.06

2013
First Quarter	$0.25	$0.15	$0.25	$0.15
Second Quarter	$0.21	$0.13	$0.21	$0.13
Third Quarter	$0.35	$0.16	$0.38	$0.16
Fourth Quarter	$0.20	$0.14	$0.21	$0.13

2012
Fourth Quarter	$0.50	$0.19	$0.46	$0.19

(1) Quarters indicate calendar year quarters. (2) Through December 18, 2014 (3) Commencing November 3, 2014, prices are disclosed on a one-for-twelve reverse stock split adjusted basis.

On October 31, 2014 we completed a one-for-twelve reverse stock split, and our stock began trading on a reverse-split adjusted basis on November 3, 2014.  On December 18, 2014, the closing sale price for our common stock was $0.65 on the NYSE MKT and $0.84 Cdn. on the TSX-V.

As of December 18, 2014, we had 9,900,084 shares of common stock issued and outstanding, held by approximately 780 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements, and other factors that our board deems relevant. We have never declared a dividend.

Purchases of Equity Securities by the Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2014.

Stock Incentive Plans

In February 2005, our Board adopted the 2005 Stock Incentive Plan which was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 23, 2005. This plan authorized the granting of up to 62,500 non-qualified stock options to our officers, directors, and consultants.

On August 31, 2006, our Board of Directors approved an amendment to the Timberline Resources Corporation 2005 Equity Incentive Plan (the “Amended 2005 Plan”) for the purposes of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the original 2005 plan from 62,500 shares to 229,167 shares and allowing “Ten Percent Shareholders” (as defined in the Amended 2005 Plan) to participate in the plan on the same basis of any other participant. The Amended 2005 Plan was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 22, 2006.

On August 22, 2008, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 plan as previously amended.  Following the increase, the plan provided for 583,334 shares of common stock for awards under the plan.

On May 28, 2010, our shareholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 plan as previously amended.  Following the increase, the plan provides for 833,334 shares of common stock for awards under the plan.

All share amounts included in this section have been revised to reflect a one-for-twelve reverse stock split that was approved by our stockholders and implemented on October 31, 2014.

Equity Compensation Plans

The following summary information is presented as of September 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	203,334(1)	$9.09	203,334
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	203,334(1)	$9.09	203,334

(1)   See “Stock Incentive Plans,” above.

On October 31, 2014 we completed a one-for-twelve reverse stock split, and proportional adjustments were made to the number of securities to be issued upon exercise of outstanding options, and prices of our outstanding options.

As to the options granted to date, there were no options exercised during the years ended September 30, 2014 and September 30, 2013.

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

During 2014, we advanced our business plan with the acquisition of Wolfpack Gold (Nevada) Corp., and we have continued to focus our business model on mineral exploration and development, with future revenues and cash flows, if any, to be derived from any future mineral production.

Mineral Exploration

In 2010, we acquired Staccato Gold Resources Ltd. and its Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, and is one of the largest undeveloped exploration properties in Nevada, encompassing some 23 square miles.  Since our acquisition of the Eureka Property we have completed an aggressive work program, including more than 60,000 feet of surface drilling, metallurgical testing, geotechnical and geochemical studies, as well as baseline environmental studies. We have obtained sufficient data to complete several updated mineralization estimates.  In addition, we completed detailed mapping of the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets that were tested during our most recent drilling program as well as those to be tested in future exploration drilling programs.

Given the difficult market conditions for mineral exploration companies, we have scaled back our exploration activities during the past year in order to preserve capital, while still undertaking important permitting and planning activities in order to move projects forward expeditiously as capital becomes available.  At our Eureka Property, which includes the Lookout Mountain Project, we followed up on the exploration and drilling programs of the previous three years with continued geochemical waste rock environmental characterization, independent metallurgical leach testing, water quality monitoring and definition of hydrologic work plans.  In addition, we consolidated our Elko field office into our Eureka facility in order to reduce ongoing expenses.  We also announced an updated gold mineralization estimate in April 2013.

Eureka Property Exploration Plans and Budget

We expect to proceed with exploration drilling programs and advance metallurgical testing at the Eureka Property in 2015.   Assuming the availability of funding to undertake our exploration programs, we expect to undertake drill programs at various targets on the Eureka Property as follow up to previous positive intercepts, and complete some minor work at our Seven Troughs property.  Our total exploration budget for fiscal 2015 is approximately $2 million.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

Butte Highlands Joint Venture

Our Butte Highlands Joint Venture in Montana continued to progress toward commencement of mineral extraction during the 2013 fiscal year.  Our activities during 2014 were concentrated primarily on advancing permitting of the project with the Montana Department of Environmental Quality (“MTDEQ”).  A draft operating permit was received during 2013.  In addition, a Montana Pollutant Discharge Elimination System (“MPDES”) permit application was submitted, and the permit was received, in 2013.  During our fiscal year 2014, we received notification that the MTDEQ had completed its Draft EIS.  Receipt of the Draft EIS was a significant milestone in the process of obtaining the final operating permit to commence mineral extraction.  Also in 2014, the MTDEQ advanced toward completion of a Final Environmental Impact Statement (“Final EIS”) for the project through development of responses to public comments on the Draft EIS.  Mitigations to potential impacts to surface water flows after mining have been developed in agreement with Montana Fish, Wildlife, and Parks, and the City and County of Butte-Silver Bow.  The MTDEQ has scheduled release of the Final EIS for December 18, 2014.

It is anticipated that the Record of Decision (“ROD”) on the Final EIS will be issued in early January, 2015 following a mandatory 15-day waiting period following the release of the Final EIS.  Release of the final Hard Rock Operating Permit will follow after the ROD is issued and the State calculates a bond for reclamation of the project site.

Permitting also advanced during 2012 and 2013 with submittal of a proposed Plan of Operations with the United States Forest Service (“USFS”) for material haulage road use.  The USFS completed site investigations and in March, 2014 published a Draft Environmental Assessment (“Draft EA”).  Subsequent to release of the Draft EA, the USFS has collected public comments and continues to develop responses to such in anticipation of release of a Final Environmental Assessment in early 2015.  Once the final Hard Rock Operating Permit is granted by the MTDEQ and the Plan of Operations is approved by the USFS, we expect BHJV to transition from exploration to gold mining operations.  Much of the surface facilities and infrastructure required for mining operations are already in place and were constructed under our exploration permit which has been in place since August 2009.

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

Results of Operations for Years Ended September 30, 2014 and 2013

Consolidated Results

Our overall consolidated net loss for the year decreased in comparison to the prior year primarily as a result of a decrease in mineral exploration expenses by the Company, particularly at our Eureka Property. The Company does not expect that the decrease will continue in the coming fiscal year, as the Company anticipates increased exploration expenses in the fiscal year ending September 30, 2015 of approximately $2 million depending on the availability of capital.

(US$)	Year Ended September 30,
	2014	2013
Exploration expenses:
Butte Highlands	$ -	$ 28,862
Eureka/Lookout Mountain	514,840	1,501,737
Other exploration properties	384,273	414,821
Impairment of mineral properties	100,000	-
Total exploration expenditures	999,113	1,945,420
Non-cash expenses:
Stock option and stock issuance expense	-	10,000
Depreciation, amortization, and accretion	17,410	33,781
Total non-cash expenses	17,410	43,781
Gain on lease of mineral rights	-	(250,000)
Salaries and benefits	857,765	791,655
Professional fees expense	360,161	189,487
Impairment of long-term investments	-	450,000
Other general and administrative expenses	453,797	618,146
Interest and other (income) expense, net	89,640	(63,907)
Net loss	$ (2,777,886)	$ (3,724,582)

During the year ended September 30, 2014, it was determined that an impairment in the value of our White Rock property existed and the entire carrying value of $100,000 was written off as impairment of mineral properties during the year ended September 30, 2014.  No other impairments were recorded at September 30, 2014 and no impairments were recorded for the year ended September 30, 2013.

The decrease in the net loss for our fiscal year ended September 30, 2014 as compared to the previous year’s net loss is primarily a result of considerably decreased expenditures on mineral exploration at our Eureka property.  Professional fees expenses were higher in 2014 than 2013 as a result of costs related to acquisition activity. Other general and administrative expenses were lower in fiscal 2014 primarily as a result of reductions in investor relations activities, reduced director fees, and lower insurance costs.  During fiscal year 2014 we had no gain on the lease of mineral rights, whereas in 2013 we recognized a gain on leases of mineral rights related to agreements whereby we leased the right to explore our Snowstorm Prospect and Montana Copper-Silver Properties.  In 2013, we also wrote off the value of certain long-term investments.  Interest and other (income) expense, net was higher in fiscal 2014 due to interest expense on the loan from Wolfpack compared to interest income in fiscal 2013 related to our note receivable from the purchaser of Timberline Drilling that was repaid midway through fiscal 2013.

Financial Condition and Liquidity

At September 30, 2014, we had assets of $19,357,507 consisting of cash in the amount of $2,825,320; prepaid drilling services of $440,000; restricted cash of $971,854; property, mineral rights, and equipment, net of depreciation, of $14,431,038; and other assets of $689,295.

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

At September 30, 2014 our working capital surplus was $2,542,591 compared to working capital of $438,023 at September 30, 2013.  As of the date of filing of this report, we have no outstanding debt and a cash balance of approximately $2,300,000.  Management expects to manage the amount of working capital and expenditures through prudent, results-driven exploration, reductions in professional fees and other general and administrative expenditures, and potentially obtaining financing through equity investments, joint ventures, or other types of agreements or strategic arrangements.  We plan, as funding allows, to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.

We may not be able to execute the full extent of our operating plans with our current cash balances.  Therefore, we anticipate the need to engage in a financing transaction which may include equity financing, sales of non-core assets, credit facilities or debenture issuances, or other strategic arrangements.  With our current cash balance, our expected ability to complete financing transactions, and our ability to curtail discretionary exploration expenditures as needed, we believe that we have sufficient working capital to meet our ongoing non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Butte Highlands continues to be carried to production (as defined in the joint venture agreement). If and when extraction of mineralized material begins, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income will serve to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund all such activities and that additional financing will still be necessary to fund our other exploration activities, or those activities will have to be curtailed.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.

Financing activities

In December 2012, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 479,167 shares of common stock at a price of $2.40 per share for gross proceeds of $1,150,000.  We incurred $261,585 in expenses with respect to the offering, resulting in net proceeds of $888,415.  In connection with the offering, we also issued 12,500 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $3.00 per share for a two-year period commencing December 26, 2013.

In September 2013, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 416,667 shares of common stock at a price of $2.40 per share for gross proceeds of $1,000,000.  We incurred $204,579 in expenses with respect to the offering, resulting in net proceeds of $795,421.  In connection with the offering, we also issued 12,500 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $3.00 per share for a two-year period commencing September 10, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Critical Accounting Policies and Estimates

See Note 2 to our consolidated financial statements contained in Item 8 of this Annual Report for a complete summary of the significant accounting policies used in the presentation of our financial statements. As described in Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses.  We believe that our most critical accounting estimates are related to asset impairments and asset retirement obligations.

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

Asset Retirement Obligations

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expect to incur in association with our Eureka Property.  We estimate applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2013. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2014 the FASB issued Accounting Standards Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the inception–to-date information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments to its September 30, 2014 financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2014 and 2013

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

37

Consolidated balance sheets

38

Consolidated statements of operations

39

Consolidated statements of changes in stockholders’ equity

40

Consolidated statements of cash flows

41

Notes to consolidated financial statements

42-53

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$2,825,320	$824,919
Prepaid expenses and other current assets	30,769	30,151
Joint venture receivable	11,576	53,586
TOTAL CURRENT ASSETS	2,867,665	908,656

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT	14,431,038	14,037,784

OTHER ASSETS:
Prepaid drilling services	440,000	660,000
Investment in joint venture	642,450	642,450
Restricted cash	971,854	639,422
Deposits and other assets	4,500	4,500
TOTAL OTHER ASSETS	2,058,804	1,946,372
TOTAL ASSETS	$19,357,507	$16,892,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$140,697	$204,897
Accrued expenses	57,419	90,000
Accrued director fees	91,000	123,292
Accrued payroll, benefits, and taxes	35,958	52,444
TOTAL CURRENT LIABILITIES	325,074	470,633

LONG-TERM LIABILITIES:
Common stock payable	80,000	-
Asset retirement obligation	132,115	125,823
TOTAL LONG-TERM LIABILITIES	212,115	125,823

COMMITMENTS (NOTE 15)	-	-

STOCKHOLDERS' EQUITY: (NOTE 13)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 and 100,000,000
shares authorized, 9,816,751 and 6,168,490 shares issued
and outstanding, respectively	9,817	6,168
Additional paid-in capital	63,573,675	58,275,476
Accumulated deficit	(44,763,174)	(41,985,288)
TOTAL STOCKHOLDERS' EQUITY	18,820,318	16,296,356
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,357,507	$16,892,812

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 30,
	2014	2013

OPERATING EXPENSES:
Mineral exploration expenses	$899,113	$1,945,420
Salaries and benefits	857,765	791,655
Professional fees expense	360,161	189,487
Insurance expense	79,084	111,401
Impairment of mineral rights	100,000	-
Gain on lease of mineral rights	-	(250,000)
Gain on disposal of equipment	(16,565)	-
General and administrative expenses	408,688	550,526
TOTAL OPERATING EXPENSES	2,688,246	3,338,489

LOSS FROM OPERATIONS	(2,688,246)	(3,338,489)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(2,557)	(2,619)
Interest income (expense), net	(17,083)	66,526
Loss on settlement of prepaid drilling services	(70,000)	-
Impairment of long-term investment	-	(450,000)
TOTAL OTHER INCOME (EXPENSE)	(89,640)	(386,093)

LOSS BEFORE INCOME TAXES	(2,777,886)	(3,724,582)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,777,886)	$(3,724,582)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS,
BASIC AND DILUTED	$(0.42)	$(0.67)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,674,196	5,587,908

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2012	5,189,324	$5,189	$56,255,118	$(38,260,706)	$17,999,601

Common stock and warrants issued for cash at $2.40 per share,	895,833	896	1,682,941	-	1,683,837
net of offering costs

Vested portion of stock options granted	-	-	10,000	-	10,000

Common stock issued for mineral rights, property, and equipment	75,000	75	305,925	-	306,000
purchase

Common stock issued for mineral exploration expenses	8,333	8	21,492	-	21,500

Net loss	-	-	-	(3,724,582)	(3,724,582)

Balance, September 30, 2013	6,168,490	$6,168	$58,275,476	$(41,985,288)	$16,296,356

Common stock issued for mineral exploration expenses	53,922	54	109,946	-	110,000

Common stock issued for property, mineral rights, and	16,667	17	39,983	-	40,000
equipment purchase

Common stock issued in exchange for cancellation of note payable to Wolfpack pursuant to acquisition (Note 11)	706,407	707	1,016,520	-	1,017,227

Common stock issued for acquisition of Wolfpack	2,871,265	2,871	4,131,750	-	4,134,621
Nevada (Note 4)

Net loss	-	-	-	(2,777,886)	(2,777,886)

Balance, September 30, 2014	9,816,751	$9,817	$63,573,675	$(44,763,174)	$18,820,318

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,777,886)	$(3,724,582)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,118	27,789
Accretion of asset retirement obligation	6,292	5,992
Common stock issued for mineral exploration expenses	110,000	21,500
Impairment of mineral rights	100,000	-
Loss on settlement of prepaid drilling services	70,000	-
Gain on disposal of equipment	(16,565)	-
Common stock issued for interest on note payable	17,226	-
Stock-based compensation	-	10,000
Gain on lease of mineral rights	-	(250,000)
Impairment of long-term investment	-	450,000
Changes in assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, and deposits and other assets	(618)	264,625
Joint venture receivable	42,010	719,442
Accounts payable	(64,200)	(724,332)
Accrued expenses and director fees	(64,873)	101,625
Accrued payroll, benefits, and taxes	(16,486)	3,443
Net cash used by operating activities	(2,583,982)	(3,094,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights, and equipment	(158,000)	(148,500)
Proceeds from sale of property, mineral rights, and equipment	22,056	-
Change in restricted cash	16,184	-
Net cash acquired in acquisition of Wolfpack Nevada (Note 4)	3,554,143	-
Settlement of prepaid drilling services	150,000	-
Payment on note receivable	-	1,350,000
Net cash provided by investing activities	3,584,383	1,201,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Wolfpack	1,000,000	-
Proceeds from issuance of common stock and warrants, net of stock offering costs	-	1,683,837
Net cash provided by financing activities	1,000,000	1,683,837

Net increase (decrease) in cash	2,000,401	(209,161)

CASH AT BEGINNING OF YEAR	824,919	1,034,080

CASH AT END OF YEAR	$2,825,320	$824,919

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for mineral rights purchase	$40,000	$306,000
Common stock payable for mineral rights	80,000
Common stock issued to repay note payable and accrued interest	1,017,226	-
Common stock issued in connection with acquisition of Wolfpack Nevada (Note 4)	4,134,621	-
Long-term investment received from lease of mineral rights	-	25,000

See accompanying notes to consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”, “we”, “us”, “our”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.

In 2006, we acquired Kettle Drilling, Inc. and its Mexican subsidiary, World Wide Exploration S.A. de C.V. (“World Wide”).  In 2008, Kettle Drilling, Inc. changed its name to Timberline Drilling Incorporated (“Timberline Drilling”).  In 2011 we closed the sale of Timberline Drilling and World Wide and became solely a mineral exploration enterprise.

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

b.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd., BH Minerals USA, Inc. and Wolfpack Gold (Nevada), after elimination of intercompany accounts and transactions.

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

h.

Investments – Available-for-sale securities are initially recorded at cost and then carried at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.  Investments in private entities which do not have a readily determinable fair value, and in which we do not have significant influence, are carried at the lower of cost or fair value.  We also have a 50% interest in a joint venture at our Butte Highlands Gold Project (see Note 6).  Given that our 50% interest in the joint venture is carried to production; we do not have management control over operating decisions of the joint venture until our joint venture partner’s investment in the project, less $2 million, is recovered by the joint venture partner out of future production; and we have no risk of loss from expenses incurred by the joint venture until production, our investment in the joint venture is accounted for on a cost basis.

i.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

j.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – We review the carrying value of property, mineral rights, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, it was determined that an impairment in the value of our White Rock property existed and the entire carrying value of $100,000 was written off as impairment of mineral properties during the year ended September 30, 2014.  No other impairments were recorded at September 30, 2014 and no impairments were recorded for the year ended September 30, 2013.

k.

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

l.

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

m.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is our functional currency. We have a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2014 and 2013, respectively.  Foreign translation and transaction losses relating to expenses incurred in Canada by Timberline, of $2,557 and $2,619 for the years ended September 30, 2014 and 2013, respectively, have been included in the current period net loss as a component of other expense.

n.

Stock-based Compensation – We estimate the fair value of our stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.  The value of common stock awards is determined based upon the closing price of our stock on the date of the award.

o.

Net Loss per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

The dilutive effect of convertible and outstanding securities as of September 30, 2014 and 2013 is as follows:

	2014	2013
Stock options	203,334	439,292
Warrants	25,000	25,000
Total potential dilution	228,334	464,292

At September 30, 2014 and 2013, the effect of the Company’s outstanding stock options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

p.

New Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2013. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the inception-to-date information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments to its September 30, 2014 financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and 2013, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2014	2013	Input Hierarchy Level
Assets:
Cash	$2,825,320	$824,919	Level 1
Restricted cash	971,854	639,422	Level 1

NOTE 4 – ACQUISITION OF WOLFPACK GOLD (NEVADA) CORP.:

On August 15, 2014, we completed our acquisition of all of the issued and outstanding common shares of Wolfpack Gold (Nevada) Corp. (“Wolfpack Nevada”) in accordance with the terms of an Arrangement Agreement, dated May 6, 2014, by and between the Company and the parent company of Wolfpack Nevada, Wolfpack Gold Corp (“Wolfpack”).  The acquisition was approved by the stockholders of both Timberline and Wolfpack.   Wolfpack Nevada was a subsidiary company of Wolfpack, a publicly held Canadian corporation engaged in the exploration of precious metals properties in Nevada.  We acquired Wolfpack Nevada in order to further the exploration and development of mineral properties owned or leased by Wolfpack Nevada, as well as to increase our working capital.

This transaction was accounted for as a business combination.  We acquired all of the shares of Wolfpack Nevada in consideration for the issuance of one share of common stock of Timberline for each 0.75 common shares of Wolfpack.  Pre-acquisition Timberline shareholders own approximately 64% of our issued and outstanding common stock as of the acquisition date and former Wolfpack shareholders own approximately 36%.

The purchase price of the transaction was $5,151,847, consisting entirely of the issuance of 3,577,672 shares of our common stock.  Of the 3,577,672 shares of common stock issued, 706,407 shares of common stock were issued to Wolfpack in exchange for the cancellation of a $1,000,000 promissory note of Timberline held by Wolfpack, as well as $17,226 of accrued and unpaid interest on the promissory note (see Note 11).

We incurred $256,223 in expenses specifically related to the acquisition, $236,866 of which is included in professional fees expense, $1,918 is included in mineral exploration expenses, and $17,439 is included in other general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2014.

The acquisition of Wolfpack Nevada closed at 9:00 a.m. pacific time on August 15, 2014.  The closing price of the Company’s common stock on the NYSE MKT on the day prior to this date was $1.44 per share (adjusted for the reverse stock split – See Note 13).

The purchase price allocation of the acquisition is summarized as follows:

Purchase price:
Shares issued on acquisition	$5,151,847
Cancellation of promissory note and accrued interest	(1,017,226)
$4,134,621

Net assets acquired:
Cash	$3,554,143
Restricted cash	348,616
Property, mineral rights, and equipment, net	231,862
$4,134,621

The Company’s consolidated statement of operations for the year ended September 30, 2014 includes expenses incurred by Wolfpack Nevada of $30 and no revenue since the acquisition date.

The unaudited pro forma financial information below represents the combined results of our operations as if the Wolfpack Nevada acquisition had occurred at the beginning of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results.

	Year ended September 30,
	2014	2013
Loss from operations	$(6,910,000)	$(7,400,000)
Net loss	(7,000,000)	(7,780,000)
Net loss per share available to common stockholders, basic and diluted	$ (1.05)	$ (0.85)

NOTE 5 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at September 30, 2014 and 2013:

	Expected Useful Lives (years)	2014	2013

Mineral rights – Eureka	-	$13,527,842	$13,329,842
Mineral rights – Other	-	829,362	626,000
Equipment and vehicles	2-5	153,353	185,692
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property, mineral rights, and equipment		14,632,184	14,263,161
Less accumulated depreciation		(201,146)	(225,377)
Property, mineral rights, and equipment, net		$14,431,038	$14,037,784

During the year ended September 30, 2014, it was determined that an impairment in the value of our White Rock property existed and the entire carrying value of $100,000 was written off during the year ended September 30, 2014.  No other impairments were recorded at September 30, 2014 and no impairments were recorded for the year ended September 30, 2013.

Depreciation expense for the years ended September 30, 2014 and 2013 was $11,118 and $27,789, respectively.

NOTE 6 – INVESTMENT IN JOINT VENTURE:

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

At September 30, 2014 and 2013, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $11,576 and $53,586, respectively.

NOTE 7 – NOTE RECEIVABLE:

We had a $1,350,000 note receivable as a portion of the consideration received from the sale of Timberline Drilling in November 2011.  The note receivable was unsecured and subordinated and bore interest at 10% per annum, payable monthly, with the principal to be repaid on or before May 9, 2013.  The note receivable was fully repaid on April 19, 2013.

We recorded interest income on this note of $66,164 for the year ended September 30, 2013.

NOTE 8 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represents discounts on future drilling services or cash, if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.  During the year ended September 30, 2014, we accepted $150,000 as settlement of the portion of the prepaid drilling services that was due to be paid to the Company in November 2014 ($220,000), resulting in a $70,000 loss on settlement of prepaid drilling services.

The following table summarizes activity in our prepaid drilling services at September 30, 2014 and 2013:

	2014	2013

Beginning balance	$660,000	$887,116
Cash received in lieu of drilling services	(150,000)	(227,116)
Loss on settlement of prepaid drilling services	(70,000)	-
Ending balance	$440,000	$660,000

NOTE 9 – RELATED-PARTY TRANSACTIONS:

Director fees

The Company has accrued $91,000 and $123,292 in director fees as of the years ended September 30, 2014 and September 30, 2013, respectively.

Daycon Minerals

We own approximately 5% and 15% of the issued and outstanding stock of Daycon as of September 30, 2014 and 2013, respectively.  In addition, our President and CEO, Paul Dircksen, is a member of the board of directors of Daycon as of September 30, 2014.

At September 30, 2013 we evaluated the fair value of our investment in Daycon and determined that this asset was impaired.  We determined that the fair value measurement of our investment in Daycon falls under Level 3 (no significant observable inputs) of the fair value hierarchy.  Given the adverse market conditions for mineral exploration companies and our doubt about Daycon’s ability to continue as a going concern, we concluded that the fair value of our investment in Daycon at September 30, 2013 was zero.  As a result we recognized a $450,000 impairment of long term investments in our consolidated statement of operations for the year ended September 30, 2013.

NOTE 10 – ASSET RETIREMENT OBLIGATION:

We have established an asset retirement obligation (“ARO”) for our exploration program at the Lookout Mountain Project.  The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in our permit to carry out the exploration program.  Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit-adjusted, risk-free interest rate of 5% from the time we expect to pay the retirement obligation to the time we incurred the obligation, which is estimated at 10 years.

The following table summarizes activity in our ARO liability for the years ended September 30, 2014 and 2013:

	2014	2013
Beginning balance	$125,823	$119,831
Accretion expense	6,292	5,992
Ending balance	$132,115	$125,823

NOTE 11 – NOTE PAYABLE:

On March 14, 2014, we entered into a promissory note (the “Note”) and deed of trust, security agreement, assignment of leases and rents and fixture filing to secure promissory note (the “Deed of Trust”) with Wolfpack Gold Corp. (“Wolfpack”).  Timberline and Wolfpack entered into the Note and the Deed of Trust in connection with a proposed business combination (the “Proposed Transaction”) that was the subject of a letter of intent between the parties dated effective March 11, 2014 and was completed on August 15, 2014 (see Note 4).

Pursuant to the Note, we agreed to repay Wolfpack the unpaid principal amount of advances made under the Note up to a maximum principal amount of $1,000,000, together with accrued interest thereon.   The amount drawn on the Note bore interest at 5% during the first six months of the loan and 10% thereafter until repaid.  Interest was payable in arrears on the date that the Note was prepaid, in proportion to the principal amount being prepaid, or on the date that the Note was due and payable. The Note became payable five business days after the Proposed Transaction closed.  The outstanding principal amount of $1,000,000, together with accrued interest of $17,226, was paid to Wolfpack with the issuance of 706,407 shares of our common stock on August 15, 2014.

NOTE 12 – INCOME TAXES:

We have not recognized a provision for income taxes for the years ended September 30, 2014 and 2013.

At September 30, 2014 and 2013, we had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes.  As our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2014 and 2013.

The components of our deferred taxes at September 30, 2014 and 2013 are as follows:

	2014	2013
Net deferred tax asset:
Exploration costs	$946,000	$1,027,000
Property, mineral rights, and equipment	2,818,000	35,000
Long-term investments	180,000	180,000
Foreign investment expenses	(312,000)	(312,000)
Share-based compensation	2,106,000	2,106,000
Alternative minimum tax credit carryforward	2,000	2,000
Foreign income tax credit carryforwards	697,000	697,000
Federal and state net operating losses	9,331,000	7,827,000
Foreign net operating losses	1,691,000	1,691,000
Total deferred tax asset	17,459,000	13,253,000
Valuation allowance	(17,459,000)	(13,253,000)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax asset:
Property, mineral rights, and equipment	$(3,812,000)	$(3,814,000)
Exploration costs	2,693,000	2,954,000
Federal and state net operating losses	3,694,000	3,251,000
Total deferred tax asset	2,575,000	2,391,000
Valuation allowance	(2,575,000)	(2,391,000)
Deferred tax asset	$-	$-

The federal income taxes of our wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by our Canadian subsidiary, Staccato Gold Resources Ltd.

At September 30, 2014, net deferred tax assets prior to the valuation allowance were $17,459,000 compared to $13,253,000 at September 30, 2013.  The change is primarily due to the acquisition of Wolfpack Nevada.

NOTE 12 – INCOME TAXES, (continued):

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax loss for the following reasons:

	2014	2013

	(2,731,541)	(3,724,582)
Statutory Federal income tax rate	35%	34%

Expected income tax benefit based on statutory rate	$(956,000)	$(1,303,000)
Permanent differences	2,000	4,000
Effect of state taxes	(128,000)	119,000
Effect of tax rate changes	-	574,000
Non-recognition due to increase in valuation allowance	1,082,000	606,000
Total income tax benefit	$-	$-

We have no unrecognized tax benefits at September 30, 2014 or 2013.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  Fiscal years 2011 through 2014 remain subject to examination by state and federal tax authorities.

At September 30, 2014, we had federal net operating loss carryforwards of approximately $35,600,000 which will expire in fiscal years ending September 30, 2017 through September 30, 2034. Approximately $11,200,000 of state net operating loss carryforwards will expire in fiscal years ending September 30, 2015 through September 30, 2034.

At September 30, 2014 we also have approximately $6,500,000 in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2031.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, we are restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2014, this limitation is applicable to accumulated federal net operating losses of approximately $2,040,000.

As a result of the tax-free Wolfpack Nevada acquisition (See Note 4), the Company’s deferred tax asset increased by $3,308,000.  The asset is fully reserved.  This amount includes $1,800,000 of federal net operating loss carryover that is limited by Code Section 382.  As of September 30, 2014, the Company has not determined if any other losses are limited by IRS Code Section 382 after the acquisition.

NOTE 13 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

One-for-twelve Reverse Stock Split

Subsequent to September 30, 2014, our board of directors and stockholders approved a one-for-twelve reverse stock split of the Company’s common stock. After the reverse stock split, effective October 31, 2014, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date. As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. As a result, we have reduced the common stock in the consolidated balance sheets and statement of changes in stockholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures have been retroactively adjusted for all periods presented to reflect the one-for-twelve reverse stock split.

NOTE 13 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Increase in Authorized Shares

During the year ended September 30, 2014, our board of directors and stockholders approved an increase in the number of  authorized shares of common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares of common stock, par value $0.001.

Public Offerings

In December 2012, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 479,166 shares of common stock at a price of $2.40 per share for gross proceeds of $1,150,000.  We incurred $261,585 in expenses with respect to the offering, resulting in net proceeds of $888,415.  In connection with the offering, we also issued 12,500 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $3.00 per share for a two year period commencing December 26, 2013.  The warrants are exercisable by the holders on a cashless basis, but no registration rights were granted for the shares of common stock underlying the warrants.

In September 2013, we closed an underwritten public offering of our common stock to investors in the United States.  We entered into an underwriting agreement to sell 416,667 shares of common stock at a price of $2.40 per share for gross proceeds of $1,000,000.  We incurred $204,579 in expenses with respect to the offering, resulting in net proceeds of $795,421.  In connection with the offering, we also issued 12,500 warrants to the underwriter of the public offering.  Each warrant is exercisable to acquire one share of common stock at an exercise price of $3.00 per share for a two year period commencing September 10, 2014.  The warrants are exercisable by the holders on a cashless basis, but no registration rights were granted for the shares of common stock underlying the warrants.

Stock Issued for Mineral Rights, Property and Equipment

During the year ended September 30, 2014, pursuant to a vendor agreement related to the provision of metallurgical testing services, we issued 53,922 restricted common shares with a value of $110,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

During the year ended September 30, 2014, pursuant to an amended mineral property lease and option agreement for mineral claims, we issued 16,667 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

During the year ended September 30, 2014, 83,334 shares of common stock were due to be issued as a portion of the consideration for an option to acquire a package of mineral claims in Nevada.  The common stock was issued subsequent to September 30, 2014.  The common stock issued was valued at the closing price of our common stock on the date prior to the due date for the issuance as quoted on the NYSE MKT, which was $0.96 per share, for a total value of $80,000, which is common stock payable on September 30, 2014.

During the year ended September 30, 2013, 8,333 shares of common stock were issued, for a value of $21,500 based upon the closing price of our shares of common stock as quoted on the NYSE MKT, as consideration for an exclusive period of due diligence to evaluate the acquisition of a package of mineral claims in Nevada. Following the due diligence period, we acquired the package of mineral claims in Nevada in exchange for the issuance of an additional 75,000 shares of common stock valued at $306,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT.

Stock Issued for Repayment of Note Payable

On March 14, 2014, we entered into a promissory note (the “Note”) and deed of trust, security agreement, assignment of leases and rents and fixture filing to secure promissory note (the “Deed of Trust”) with Wolfpack Gold Corp. (“Wolfpack”).  (see Notes 4 and 11). The outstanding principal amount of $1,000,000, together with accrued interest of $17,226, was paid to Wolfpack with the issuance of 706,407 shares of our common stock on August 15, 2014.

NOTE 13 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with our Public Offerings.  12,500 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing December 26, 2013.  The remaining 12,500 warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing September 10, 2014.  No warrants were issued during the year ended September 30, 2014, and no warrants were exercised or expired during the years ended September 30 2014 or 2013.

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

NOTE 14 – STOCK OPTIONS:

We have established the 2005 Equity Incentive Plan (as amended by shareholders of the Company on May 28, 2010) to authorize the granting of up to 833,333 stock options to employees, directors, and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair value of our stock at the date of grant.  The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table.  No option awards were granted during the year ended September 30, 2014, and no option awards vested under the plan during the period.  Therefore, no stock based compensation expense is included in the consolidated statements of operations for the year ended September 30, 2014.  For the year ended September 30, 2013, 8,334 options were granted and vested, and $10,000 in stock based compensation expense is included in the consolidated statements of operations for the year ended September 30, 2013.

2013
Expected volatility	71.3%
Weighted-average volatility	71.3%
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.38%
Expected forfeiture rate	0%

NOTE 14 – STOCK OPTIONS, (continued):

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Year ended September 30,
	2014	2013
Other general and administrative expenses	$-	$10,000
Total	$-	$10,000

The following is a summary of our options issued under our stock incentive plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	540,958	$11.16
Granted	8,334	2.64
Exercised	-	-
Expired	(110,000)	(25.08)
Outstanding at September 30, 2013	439,292	$7.56
Exercisable at September 30, 2013	439,292	$7.56
Weighted average fair value of options granted during the year ended September 30, 2013		$1.20

Outstanding at September 30, 2013	439,292	$7.56
Granted	-	-
Exercised	-	-
Expired	(235,959)	(6.14)
Outstanding at September 30, 2014	203,334	$9.09
Exercisable at September 30, 2014	203,334	$9.09
Weighted average fair value of options granted during the year ended September 30, 2014		$-

Unrecognized compensation expense related to options at September 30, 2014	$-

Average remaining contractual term of options outstanding and exercisable at September 30, 2014 (years)	1.67

The aggregate of options both outstanding and exercisable as of September 30, 2014 had no intrinsic value based on the closing price per share of our common stock of $0.96 on September 30, 2014.

NOTE 15 – COMMITMENTS:

Mineral Exploration

A portion of our Lookout Mountain mineral claims are subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, as amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Under this agreement we are obligated to make advance royalty payments of $72,000 per annum.

During the year ended September 30, 2013, we announced that we had entered into a Lease and Option-to-Purchase Agreement (the "Knight Agreement") to evaluate, explore, and develop a package of mineral claims in Nevada comprised of six separate properties, including the Iron Butte Project.  Annual advance royalty payments of $25,000 commence under the Knight Agreement in March 2015.  In order to continue exploration of the properties subject to the Knight Agreement, we were required to issue 83,334 shares of our common stock in September 2014 (which were issued in October 2014 upon approval for listing by the NYSE MKT) and 125,000 shares of our common stock in March 2016.  We also hold an option to purchase the claims for $2,000,000, in addition to the share issuances described above, on or before March 2017.  The Knight Agreement does not require any annual work commitments, and provides us with a first right of refusal on certain other Nevada properties controlled by Mr. Knight and currently under lease to third parties.

We pay federal and county claim maintenance fees on several of our mineral exploration properties.  The total of these fees was approximately $335,000 and $275,000 as of September 30, 2014 and 2013, respectively.  Should we continue to explore all of our mineral properties we expect annual fees to total approximately $400,000 per year in the future.

Real Estate Lease Commitments

We have real estate lease commitments related to our main office in Coeur d’Alene, Idaho, and a facility in Eureka, Nevada.

Total office lease expenses for the years ended September 30, 2014 and 2013 are included in the consolidated statements of operations as follows:

	2014	2013
Mineral exploration expenses	$15,600	$39,501
Other general and administrative expenses	47,500	50,310
Total	$63,100	$89,811

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2015	$ 57,600
2016	54,100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer, Paul Dircksen (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2014 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation” in our definitive proxy statement to be filed with the Securities and Exchange commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

Our Code of Business and Ethical Conduct can be found on our internet website located at www.timberline-resources.com under the heading "Corporate." Any stockholder may request a printed copy of such materials by submitting a written request to our Corporate Secretary. If we amend the Code of Business and Ethical Conduct or grant a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, we will disclose the information on our internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 17, 2014.

2.

Consolidated Balance Sheets—At September 30, 2014 and 2013.

3.

Consolidated Statements of Operations —Years ended September 30, 2014 and 2013.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2014 and 2013.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2014 and 2013.

6.

Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of the Registrant as amended through October 31, 2014.
3.2	By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
10.1*	P. Dircksen Agreement/Current Consulting Agreement, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
10.2

Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

10.3

Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

10.4*

Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders, incorporated by reference Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

10.5*	Employment Agreement with VP Paul Dircksen, incorporated by reference to the Company’s Form 10KSB as filed with the Securities Exchange Commission on January 16, 2007.
10.6

Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

10.7*

Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan , incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 26, 2008.

10.8

Operating Agreement with Highland Mining, LLC, dated July 22, 2009 (Note that parts of this agreement have been redacted pursuant to a Confidential Treatment Request granted by the Commission on February 2, 2011, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 20, 2010.

10.9*

Amended Employment Agreement of Mr. Paul Dircksen, dated December 29, 2008, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 12, 2009.

10.10*	Amended Employment Agreement of Mr. Randal Hardy dated December 29, 2008, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 12, 2009.
10.11

Underwriting Agreement between the Company and Aegis Capital Corp., dated December 19, 2012, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 21, 2012.

10.12

Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated August 22, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 28, 2013.

10.13

Underwriting Agreement between the Company and Aegis Capital Corp., dated September 4, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2013.

10.14

Amendment to Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated October 25, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2013.

10.15

Addendum to a Confidentiality Agreement, effective November 22, 2013, dated December 2, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2013

10.16

Agreement between the Company and Timberline Drilling Inc. regarding early cash payment under the Drilling Services and Related Payments Obligations Agreement, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014

10.17	Letter of Intent between the Company and Wolfpack dated March 11, 2014, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014
10.18

Promissory Note dated March 14, 2014 between the Company and Wolfpack, incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2014

10.19	Deed of Trust dated March 14, 2014 between the Company and Wolfpack, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2014
10.20

Amended Letter of Intent dated April 14, 2014 between the Company and Wolfpack, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014

10.21	Arrangement Agreement dated May 6, 2014 between the Company and Wolfpack, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 15, 2014
10.22

Acknowledgement and Agreement To Be Bound  to Wolfpack Gold Corp and to Seabridge Gold Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 21, 2014

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 22, 2014
/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial Officer)	December 22, 2014

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Paul Dircksen Paul Dircksen	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 22, 2014
/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial Officer)	December 22, 2014
/s/ William M. Sheriff William M. Sheriff	Chairman of the Board of Directors	December 22, 2014
/s/ Robert Martinez Robert Martinez	Director	December 22, 2014
/s/ Leigh Freeman Leigh Freeman	Director	December 22, 2014
/s/ John E. Watson John E. Watson	Director	December 22, 2014