Form 10-K/A
period 2014-09-30
Timberline Resources Corp
filed 2015-01-28
CIK 1288750

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

Number of shares of Common Stock outstanding as of January 27, 2015: 10,000,084

EXPLANATORY NOTE

Timberline Resources Corporation. (the “Company,” “we,” “us,” “our,” or “Timberline” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 23, 2014.  The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2015 Annual General Meeting of Shareholders.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

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

TABLE OF CONTENTS

PART III

4

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

4

ITEM 11. EXECUTIVE COMPENSATION

8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDERS MATTERS

11

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

14

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

14

PART IV

15

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15

SIGNATURES

18

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of January 27, 2015.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Kiran Patankar	President & Chief Executive Officer	President & Chief Executive Officer	January 1, 2015	38
Paul Dircksen(1)	Vice-President of Business Development and Technical Services, Director	Vice-President of Business Development and Technical Services	September 22, 2006	69
Randal Hardy(2)	Chief Financial Officer	Chief Financial Officer	August 27, 2007	54
Steven Osterberg	Vice-President, Exploration	Vice-President, Exploration	February 1, 2012	54
William M. Sheriff(3)	Chairman of the Board of Directors	Chief Executive Officer, Till Capital Ltd.	August 15, 2014	56
Robert Martinez(3)	Director	Management Consultant	January 22, 2010	68
John Watson(3)	Director	Chief Executive Officer, NV Gold Corporation	August 15, 2014	65
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	65

(1)

Mr. Dircksen was Executive Chairman of the Board of Directors until August 15, 2014 when Mr. Sheriff was appointed as Chairman of the Board of Directors.  Mr. Dircksen was President & Chief Executive Officer until his resignation from those offices effective on December 31, 2014 when he was appointed Vice-President of Business Development and Technical Services.

(2)

Mr. Hardy was a director until his resignation from the Board effective on August 15, 2014.

(3)

“Independent” in accordance with Rules 121 and 803A of the NYSE MKT Company Guide.

The following is a description of the business background of the Directors and executive officers of Timberline Resources Corporation:

William M. Sheriff – Chairman of the Board of Directors

Mr. Sheriff (56) is an entrepreneur with over 30 years of mineral exploration experience.  He has been a director and Chairman of the Board since August 2014.  He also serves as Chairman and Chief Executive Officer of Till Capital Ltd.  Prior to founding Till Capital Ltd. and its predecessor Golden Predator Corp., Mr. Sheriff was a co-founder and Chairman of Energy Metals Corp.  He also serves as Chairman of Silver Predator Corp, enCore Energy Corp., and is a Director of Western Lithium USA Corporation and Co-Chairman of Golden Predator Mining Corp.  Mr. Sheriff has served as a director for numerous mineral exploration companies, and he holds a BSc degree (Geology) from Fort Lewis College, Colorado and an MSc in Mining Geology from the University of Texas-El Paso.

For the following reasons the Board of Directors (the “Board”) concluded that Mr. Sheriff should serve as a director (a “Director”) and Chairman of the Board of the Company, in light of its business and structure. Mr. Sheriff’s technical, financial and management experience in mining and mineral exploration enables him to provide financial, market, and technical insight to the Board.  Further, his training and experience as a geologist and mining executive allow him to bring technical and managerial expertise to the Board as a director. These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Paul Dircksen – Director, Vice-President of Business Development and Technical Services

Mr. Dircksen (69) has over 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies.  He has been a director since January 2005 and our Vice President of Exploration from May 2006 to January 2012.  Mr. Dircksen was Executive Chairman from September 2009 to August 2014 and was appointed President and Chief Executive Officer in March 2011.  Working in the United States and internationally, he has a strong technical background, serving as a team member on approximately nine gold discoveries, seven of which later became operating mines.  From January 2005 to May 2006 he was self-employed as a consulting geologist until joining Timberline Resources.  Mr. Dircksen was the president of Brett Resources from January 2004 to December 2004, and prior to that, from January 2003 to December 2003, he was President of Bravo Venture Group, a junior exploration company.  During 2002 he was self-employed as an independent mineral geologist.  Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp.  He holds an M.S. in Geology from the University of Nevada.  Mr. Dircksen currently serves as a director of Avrupa Minerals and Northair Silver.

For the following reasons the Board concluded that Mr. Dircksen should serve as a Director of the Company, in light of its business and structure. Mr. Dircksen’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as the Executive Chairman.  Further, his training and experience as a geologist allow him to bring technical expertise in regard to mineral exploration to the Company.   These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Robert Martinez – Director

Mr. Martinez (68) was appointed to the Board of Directors in January 2010.  He is a metallurgical engineer with over 35 years of experience in the mining and exploration industry.  Since May 2005, Mr. Martinez has been an independent mine management and metallurgical consultant.  In addition, from May 2005 until September 2008, Mr. Martinez was a member of the Board of Directors of Metallica Resources Inc., and from August 2005 until May 2009, he was a member of the Board of Directors of Zacoro Metals.  From August 1988 until December 2004, Mr. Martinez held various management and executive positions at NYSE-listed Coeur d’Alene Mines Corporation including serving as Vice President and General Manager of the Rochester Mine, Vice President of Engineering and Operations,  Senior Vice President of Operations, and President and Chief Operating Officer.  Mr. Martinez holds a B.S. in Metallurgical Engineering from the University of Arizona and has completed graduate work in business at Western New Mexico University and Dartmouth College.  Mr. Martinez currently serves as a director of True Gold Mining, Inc.

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

Leigh Freeman – Director

Mr. Freeman (65) was appointed to the Board of Directors in January 2013. He has over 40 years of experience in the mining industry.  At present, he is Principal with Leigh Freeman Consultancy and is also the Chairman and Chief Executive Officer of Blue Sun Energy, Inc., a private, technology-based alternative energy company.  Mr. Freeman has served in technical, managerial and executive positions with junior and senior mining and service companies.  He was a co-founder, President and Director of Orvana Minerals and also held several positions with Placer Dome.  Mr. Freeman also serves as a trustee of the Montana Tech Foundation and on the industry advisory board for the mining programs at the University of Arizona, Montana Tech and South Dakota School of Mines. In addition, he co-chaired the Education Sustainability Committee for the Society of Mining Engineers.

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

John Watson – Director

Mr. Watson (65) was appointed to the Board of Directors in August 2014.  He has over 30 years of experience in the mineral resource industry.  Currently, he is the President, CEO, and Director of NV Gold Corporation.  From 2002 to 2007, Mr. Watson was the President of Pan-Nevada Gold Corporation which, prior to the completion of its plan of arrangement with Midway Gold Corp. in April, 2007, was a TSX Venture Exchange listed company focused on the acquisition, exploration and expansion of advanced stage gold projects in Nevada.  From 1979 to 1993, Mr. Watson was the President and CEO of Horizon Gold Corporation, which was listed on NASDAQ from 1986 to 1993. Horizon Gold Corporation built and operated two open pit, heap leach mines in Nevada during the period from 1985 to 1992.  Currently, Mr. Watson is a director of Prospero Silver Corp. which is a TSX-V listed company operating in Mexico.  Mr. Watson holds a B.A. in Geology from the University of Texas and an M.Sc. in Mineral Economics from the Colorado School of Mines.

For the following reasons the Board concluded that Mr. Watson should serve as a Director of the Company, in light of its business and structure. Mr. Watson’s technical, operational and management experience in mining and mineral exploration enables him to provide operating insight to the Board.  Further, his training and experience as a geologist and mining executive allow him to bring technical and managerial expertise to the Board as a director. These skills are valuable to the Board at this time as the Company’s primary assets are exploration stage properties.

Kiran Patankar – President and Chief Executive Officer

Mr. Patankar (38) is a mining professional with over 10 years of international work experience in investment banking, operations management, geology, and engineering.  Prior to joining Timberline in January 2015, he spent 7 years in the Canadian investment banking industry where he focused on advising clients ranging from junior growth companies to senior mining companies on capital raising and mergers & acquisitions. He was recently Managing Director, Mining Investment Banking of Mackie Research Capital Corporation from January 2012 until December 2014. Prior to that, he was Vice President, Metals & Mining Investment Banking at Macquarie Capital Markets Canada Ltd. from August 2007 until December 2011. Between 2000 and 2006, he worked in the mining industry for 4 years as a geologist and engineer and in the construction materials industry for 2 years in operational and business development roles. Mr. Patankar holds a B.S. in Geological Engineering from the Colorado School of Mines and an MBA from the Yale School of Management.  Mr. Patankar is employed on a full-time basis with Timberline Resources.

Randal Hardy – Chief Financial Officer

Mr. Hardy (54) was appointed as our Chief Executive Officer, Chief Financial Officer and to our board of directors in August 2007. In March 2011, Paul Dircksen was appointed Chief Executive Officer and Mr. Hardy continued as the Chief Financial Officer and a Director of the Company.  He was a director until August 2014.  Prior to his appointment by us, since September 2006, Mr. Hardy was the President of HuntMountain Resources, a publicly held U.S.-based junior exploration company.  Prior to that, from August 2005, he was HuntMountain’s Chief Financial Officer.  Previously, from 1997 to 2005, he held positions as President and CEO of Sunshine Minting, Inc. a privately held, precious metal custom minting and manufacturing firm.  Prior to his tenure at Sunshine Minting, Inc., Mr. Hardy has served as Treasurer of the NYSE-listed Sunshine Mining and Refining Company.  Mr. Hardy has a Business Administration degree from Boise State University and has attained certifications as a Certified Management Accountant and a Certified Cash Manager.  Mr. Hardy currently serves as a director of Rae-Wallace Mining Company and is employed on a full-time basis with Timberline Resources.

Steven Osterberg – Vice President, Exploration

Dr. Osterberg (54) was appointed as our Vice-President, Exploration on February 1, 2012.  Prior to his appointment, since April 2009, Dr. Osterberg was a Senior Geologist with Tetra Tech, Inc., a mining-related consulting firm.  From November 2004 through March 2009, Dr. Osterberg was an independent consulting geologist.  During this period, Dr. Osterberg also co-founded Jack’s Fork Exploration, Inc., a privately held mineral exploration company, where he continues to serve as a Director.  From 2002 to 2004, Dr. Osterberg was a Senior Geologist at Tetra Tech-MFG, Inc.  Dr. Osterberg holds a Ph.D. in geology from the University of Minnesota and is a licensed professional geologist (P.G.) and qualified person (QP) with the Society of Mining and Metallurgy (SME). Mr. Osterberg is employed on a full-time basis with Timberline Resources.

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

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE MKT LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE MKT Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE MKT Company Guide): Leigh Freeman (Chairman) and William M. Sheriff.  Leigh Freeman satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE MKT Company Guide.

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

–

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

–

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

–

Compliance with applicable governmental laws, rules and regulations; and

–

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

–

Accountability for adherence to the code.

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814.  We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2014, or during the subsequent period from October 1, 2014 through the date of this Amendment.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2014, except as set forth below, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

NAME & NATURE OF AFFILIATION	LATE REPORTS (TRANSACTIONS)	REPORTS NOT FILED
William Sheriff, Director	1 Late Form 3 (1 transaction)	--
John Watson, Director	1 Late Form 3 (1 transaction)	--
Steven Osterberg, Vice President	1 Late Form 4 (2 transactions)	--

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2014 of those persons who were, at September 30, 2014 (i) the chief executive officer (Paul Dircksen) (ii) the chief financial officer (Randal Hardy) and (iii) the two other most highly compensated executive officer of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (Steven Osterberg---Vice-President, Exploration and Craig Crowell – Chief Accounting Officer):

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Dircksen, President, Chief Executive Officer(1)	2014	220,500	0	0	68,434(2)	288,934
	2013	220,500	0	0	0	220,500
Randal Hardy, Chief Financial Officer	2014	216,500	0	0	55,527(2)	272,027
	2013	216,500	0	0	0	216,500
Steven Osterberg, Vice-President, Exploration	2014	175,000	0	0	0	175,000
	2013	175,000	0	0	0	175,000
Craig Crowell, Chief Accounting Officer and Corporate Secretary(3)	2014	42,146	0	0	2,223(4)	44,369
	2013	144,500	0	0	0	144,500

(1)  Mr. Dircksen was President & Chief Executive Officer until his resignation from those offices effective on December 31, 2014 when he was appointed Vice-President of Business Development and Technical Services.

(2)   Reimbursement of taxes related to transfer of SERP plan value to employee in fiscal year 2012 (See Retirement, Resignation or Termination Plans, below).

(3)  Mr. Crowell resigned effective December 31, 2013.

(4)  Payment for earned but unused vacation time.

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

During the year ended September 30, 2012, we determined that we no longer wished to maintain SERPs for our management or employees.  The Policy was distributed to Mr. Dircksen and the Agreement was terminated.  In addition, a SERP in a form substantially the same as that provided to Mr. Dircksen that was maintained for a former non-executive employee of the Company was transferred to Randal Hardy during the year ended September 30, 2012.  Upon transfer, the Policy was distributed to Mr. Hardy and the Agreement was terminated.  During the year ended September 30, 2014, Mr. Dircksen and Mr. Hardy were reimbursed for taxes related to the transfer of the SERP plan value.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of September 30, 2014. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Option Exercise Price ($)(2)	Option Expiration Date
Paul Dircksen	16,667 12,501 12,500	$9.84 $11.64 $5.88	7/22/2015 3/31/2016 4/11/2017
Randal Hardy	16,667 8,334 12,500	$9.84 $11.64 $5.88	7/22/2015 3/31/2016 4/11/2017
Steven Osterberg	8,334 8,334	$6.48 $5.88	2/1/2017 4/11/2017
Craig Crowell(1)	4,167 4,167 6,250	$9.84 $12.60 $5.88	7/22/2015 3/21/2016 4/11/2017

(1)  Mr. Crowell resigned effective December 31, 2013.

(2)   Subsequent to September 30, 2014 our board of directors and stockholders approved a one-for-twelve reverse stock split of our common stock.  After the reverse stock split, effective October 31, 2014, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date.  As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split.  The effect of fractional shares was not material.  All share and per-share amounts and related disclosures have been retroactively adjusted for all periods to reflect the on-for-twelve reverse stock split.

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2014.  Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	10,875	0	0	0	0	0	10,875
Robert Martinez	9,750	0	0	0	0	0	9,750
William M. Sheriff(1)	0	0	0	0	0	0	0
John Watson(1)	0	0	0	0	0	0	0
(1) Appointed to the Board of Directors effective on August 15, 2014. (2) See Compensation of Directors, below, for a description of cash compensation earned by Directors.

Compensation of Directors

During the fiscal year ended September 30, 2104, we terminated our cash compensation program for our Directors.  Prior to the termination, our Directors who were not also executive officers were to receive cash compensation of $7,500 per year, prorated if the individual did not serve as a Director for the entire fiscal year, along with $1,000 for each Board meeting attended.  Committee members were to receive $1,000 per fiscal year, with the chairperson of each committee receiving an additional $500 per fiscal year, prorated if the individual did not serve as a committee member or chairperson for the entire fiscal year.  Directors that were also executive officers received no monetary compensation for serving as a Director.  Directors are also granted non-qualified stock options and stock awards as compensation; although no such compensation was received during the year ended September 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of January 27, 2015, regarding the ownership of our common stock by:

–

each named executive officer, each director and all of our directors and executive officers as a group; and

–

each person who is known by us to own more than 5% of our shares of common stock.

Subsequent to September 30, 2014 our board of directors and stockholders approved a one-for-twelve reverse stock split of our common stock.  After the reverse stock split, effective October 31, 2014, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date.  As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split.  The effect of fractional shares was not material.  All share and per-share amounts and related disclosures have been retroactively adjusted for all periods to reflect the on-for-twelve reverse stock split.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 10,000,084 shares of common stock outstanding as of January 27, 2015. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following January 27, 2015 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	William M. Sheriff (a)(1) Chairman of the Board, Director	323,750 / 55,000	3.77%
Common Stock	Kiran Patankar(2) President & Chief Executive Officer	100,000 / 34,189	1.34%
Common Stock	Paul Dircksen(b)(3) Vice President of Business Development and Technical Services, Director	44,225 / 86,668	1.30%
Common Stock	Randal Hardy(4) Chief Financial Officer	6,250 / 87,501	*
Common Stock	Steven Osterberg (5) Vice-President, Exploration	1,093 / 56,668	*
Common Stock	Robert Martinez (a)(6) Director	- / 72,084	*
Common Stock	Leigh Freeman (a)(7) Director	- / 53,334	*
Common Stock	John Watson (a)(8) Director	- / 35,000	*

Common Stock	Total Directors and Executive Officers as a group (8 persons)	475,318 / 480,444	9.12%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Resource Re Ltd. Continental Building 25 Church Street Hamilton HM 12 Bermuda	714,014 / -	7.14%

*

less than 1%.

**

The percentages listed for each stockholder are based on 10,000,084 shares outstanding as of January 27, 2015 and assume the exercise by that stockholder only of his entire option exercisable within 60 days of January 27, 2015.

(a)

Director only

(b)

Officer and Director

(1)

A vested option to purchase 55,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(2)

A vested option to purchase 34,189 shares was granted to this stockholder on January 14, 2015 with an exercise price of $0.74 per share and an expiration date of January 14, 2020.

(3)

A vested option to purchase 16,667 shares was granted to this stockholder on July 22, 2010 with an exercise price of $9.84 per share and an expiration date of July 22, 2015. A vested option to purchase 12,501 shares was granted to this stockholder on March 31, 2011 with an exercise price of $11.64 per share and an expiration date of March 31, 2016.  A vested option to purchase 12,500 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and  an expiration date of April 11, 2017.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(4)

20,000 shares are held in an IRA account.   A vested option to purchase 16,667 shares was granted to this stockholder on July 22, 2010 with an exercise price of $9.84 per share and an expiration date of July 22, 2015.  A vested option to purchase 8,334 shares was granted to this stockholder on March 31, 2011 with an exercise price of $11.64 per share and an expiration date of March 31, 2016. A vested option to purchase 12,500 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 50,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(5)

A vested option to purchase 8,334 shares was granted to this stockholder on February 1, 2012 with an exercise price of $6.48 per share and an expiration date of February 1, 2017.  A vested option to purchase 8,334 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 40,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(6)

A vested option to purchase 8,334 shares was granted to this stockholder on February 25, 2010 with an exercise price of $12.48 per share and an expiration date of February 25, 2015.  A vested option to purchase 6,250 shares was granted to this stockholder on July 22, 2010 with an exercise price of $9.84 per share and an expiration date of July 22, 2015.  A vested option to purchase 6,250 shares was granted to this stockholder on March 21, 2011 with an exercise price of $12.60 per share and an expiration date of March 21, 2016.  A vested option to purchase 6,250 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(7)

A vested option to purchase 8,334 shares was granted to this stockholder on January 18, 2013 with an exercise price of $2.64 per share and an expiration date of January 18, 2018.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(8)

A vested option to purchase 35,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

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

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plans

The following summary information is presented as of September 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	228,334(1)	$9.09	399,189
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	228,334(1)	$9.09	399,189

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

(2)

Subsequent to September 30, 2014 our board of directors and stockholders approved a one-for-twelve reverse stock split of our common stock.  After the reverse stock split, effective October 31, 2014, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date.  As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split.  The effect of fractional shares was not material.  All share and per-share amounts and related disclosures have been retroactively adjusted for all periods to reflect the one-for-twelve reverse stock split.

As to the options granted to date, there were no options exercised during the fiscal year ended September 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the two fiscal years ended September 30, 2014 and 2013.

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

Director Independence

We have five directors as of January 27, 2015, including four independent directors, as follows:

–

William M. Sheriff

–

Robert Martinez

–

John Watson

–

Leigh Freeman

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2014.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2014 through September 30, 2006.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2014 and 2013, respectively:

	Years Ended September 30,
	2014	2013
Audit Fees	$49,619	$62,265
Audit Related Fees	$16,985	$15,283
Tax Fees	$4,275	$16,300
All Other Fees	$0	$0
Total	$70,879	$93,848

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2014 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation were filed as part of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014:

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
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 29, 2008.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
10.1	P. Dircksen Agreement/Current Consulting Agreement, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
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

10.4

Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders, incorporated by reference Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

10.5	Employment Agreement with VP Paul Dircksen, incorporated by reference to the Company’s Form 10KSB as filed with the Securities Exchange Commission on January 16, 2007.
10.6

Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

10.7

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

10.9

Amended Employment Agreement of Mr. Paul Dircksen, dated December 29, 2008, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 12, 2009.

10.10	Amended Employment Agreement of Mr. Randal Hardy dated December 29, 2008, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 12, 2009.
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

21	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
23.1	Consent of Decoria, Maichel & Teague, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Kiran Patankar Kiran Patankar	President and Chief Executive Officer (Principal Executive Officer)	January 27, 2015

/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial and Accounting Officer)	January 27, 2015