Form 10-Q
period 2014-12-31
Timberline Resources Corp
filed 2015-02-10
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Number of shares of issuer’s common stock outstanding at February 10, 2015: 10,000,084

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 12

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$2,095,759	$2,825,320
Prepaid expenses and other current assets	109,832	30,769
Joint venture receivable	1,896	11,576
Current portion of prepaid drilling services	220,000	-
TOTAL CURRENT ASSETS	2,427,487	2,867,665

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	14,449,558	14,431,038

OTHER ASSETS:
Prepaid drilling services	220,000	440,000
Investment in joint venture	642,450	642,450
Restricted cash	971,854	971,854
Deposits and other assets	4,500	4,500
TOTAL OTHER ASSETS	1,838,804	2,058,804

TOTAL ASSETS	$18,715,849	$19,357,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$210,051	$140,697
Accrued expenses	15,000	57,419
Accrued director fees	-	91,000
Accrued payroll, benefits and taxes	35,958	35,958
TOTAL CURRENT LIABILITIES	261,009	325,074

LONG-TERM LIABILITIES:
Common stock payable	-	80,000
Asset retirement obligation	133,707	132,115
TOTAL LONG-TERM LIABILITIES	133,707	212,115

COMMITMENTS (Note 11)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 9,900,084 and 9,816,751 shares issued and outstanding, respectively	9,900	9,817
Additional paid-in capital	63,763,092	63,573,675
Accumulated deficit	(45,451,859)	(44,763,174)
TOTAL STOCKHOLDERS' EQUITY	18,321,133	18,820,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,715,849	$19,357,507

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended
	December 31,
	2014	2013

OPERATING EXPENSES:
Mineral exploration expenses	$242,320	$163,950
Salaries and benefits	200,447	201,512
Professional fees expense	89,078	57,919
Insurance expense	21,211	22,313
Gain on disposal of equipment	-	(16,565)
Other general and administrative expenses	136,283	79,214
TOTAL OPERATING EXPENSES	689,339	508,343

LOSS FROM OPERATIONS	(689,339)	(508,343)

OTHER INCOME (EXPENSE):
Foreign exchange gain/(loss)	535	(426)
Interest income, net	119	78
TOTAL OTHER INCOME (EXPENSE)	654	(348)

LOSS BEFORE INCOME TAXES	(688,685)	(508,691)

INCOME TAX EXPENSE	-	-

NET LOSS	$(688,685)	$(508,691)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.07)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	9,898,273	6,180,628

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688,685)	$(508,691)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,980	5,178
Stock based compensation	109,500	-
Gain on disposal of equipment	-	(16,565)
Accretion of asset retirement obligation	1,592	1,516
Changes in operating assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	(79,063)	(2,454)
Joint venture receivable	9,680	19,753
Accounts payable	69,354	(28,993)
Accrued expenses	(133,419)	(33,705)
Accrued payroll, benefits and taxes	-	(1,215)
Net cash used by operating activities	(709,061)	(565,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(29,000)	(54,000)
Proceeds from sale of property, mineral rights and equipment	8,500	22,056
Net cash used by investing activities	(20,500)	(31,944)

Net decrease in cash and cash equivalents	(729,561)	(597,120)

CASH AT BEGINNING OF PERIOD	2,825,320	824,919

CASH AT END OF PERIOD	$2,095,759	$227,799

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for property, mineral rights and equipment purchase	$-	$40,000
Common stock payable for accounts payable	-	60,000
Common stock issued for common stock payable	80,000	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The consolidated financial statements for the three months ended December 31, 2014 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its Butte Highlands Gold Project or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2014 and 2013, would be as follows:

	2014	2013
Stock options	568,334	332,625
Warrants	25,000	25,000
Total possible dilution	593,334	357,625

At December 31, 2014 and 2013, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

e.

New accounting pronouncements – In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of June 30, 2014.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31, 2014	September 30, 2014	Input Hierarchy Level
Assets:
Cash	$2,095,759	$2,825,320	Level 1
Restricted cash	971,854	971,854	Level 1

NOTE 4 - ACQUISITION OF WOLFPACK GOLD (NEVADA) CORP.:

On August 15, 2014, we completed our acquisition of all of the issued and outstanding common shares of Wolfpack Gold (Nevada) Corp. (“Wolfpack Nevada”) in accordance with the terms of an Arrangement Agreement, dated May 6, 2014, by and between the Company and the parent company of Wolfpack Nevada, Wolfpack Gold Corp. (“Wolfpack”).  The acquisition was approved by the stockholders of both Timberline and Wolfpack.   Wolfpack Nevada was a subsidiary company of Wolfpack, a publicly held Canadian corporation engaged in the exploration of precious metals properties in Nevada.  We acquired Wolfpack Nevada in order to further the exploration and development of mineral properties owned or leased by Wolfpack Nevada, as well as to increase our working capital.

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

The purchase price of the transaction was $5,151,847, consisting entirely of the issuance of 3,577,672 shares of our common stock.  Of the 3,577,672 shares of common stock issued, 706,407 shares of common stock were issued to Wolfpack in exchange for the cancellation of a $1,000,000 promissory note of Timberline held by Wolfpack, as well as $17,226 of accrued and unpaid interest on the promissory note (see Note 8).

We incurred $256,223 in expenses specifically related to the acquisition, $236,866 of which is included in professional fees expense, $1,918 is included in mineral exploration expenses, and $17,439 is included in other general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2014.

The acquisition of Wolfpack Nevada closed at 9:00 a.m. pacific time on August 15, 2014.  The closing price of the Company’s common stock on the NYSE MKT on the day prior to this date was $1.44 per share (adjusted for the reverse stock split – See Note 9).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

At December 31, 2014 and September 30, 2014, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $1,896 and $11,576, respectively.

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

The following table summarizes activity in the Company’s prepaid drilling services:

	Three months ended December 31, 2014	Year ended September 30, 2014

Beginning balance	$440,000	$660,000
Cash received in lieu of drilling services	-	(150,000)
Loss on settlement of prepaid drilling services	-	(70,000)
Less current portion	(220,000)	-
Ending balance	$220,000	$440,000

NOTE 7 – RELATED PARTY TRANSACTIONS:

Director fees

The Company has accrued nil and $91,000 in director fees as of December 31, 2014 and September 30, 2014, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Daycon Minerals

We own approximately 5% and 5% of the issued and outstanding stock of Daycon Minerals (“Daycon”) as of December 31, 2014 and September 30, 2014, respectively.  In addition, our former President and CEO, Paul Dircksen, is a member of the board of directors of Daycon as of December 31, 2014.  At September 30, 2013 we evaluated the fair value of our investment in Daycon and determined that this asset was impaired.  We determined that the fair value measurement of our investment in Daycon fell under Level 3 (no significant observable inputs) of the fair value hierarchy.  Given the adverse market conditions for mineral exploration companies and our doubt about Daycon’s ability to continue as a going concern, we concluded that the fair value of our investment in Daycon was zero.  As a result, we recognized a $450,000 impairment of long term investments in our consolidated statement of operations for the year ended September 30, 2013.

NOTE 8 – NOTE PAYABLE:

On March 14, 2014, the Company entered into a promissory note (the “Note”) and deed of trust, security agreement, assignment of leases and rents and fixture filing to secure promissory note (the “Deed of Trust”) with Wolfpack.  The Company and Wolfpack entered into the Note and the Deed of Trust in connection with a proposed business combination (the “Proposed Transaction”) that was the subject of a letter of intent between the parties dated effective March 11, 2014 and was completed on August 15, 2014 (see Note 4).

Pursuant to the Note, the Company agreed to repay Wolfpack the unpaid principal amount of advances made under the Note up to a maximum principal amount of $1,000,000, together with accrued interest thereon.   The amount drawn on the Note bore interest at 5% during the first six months of the loan and 10% thereafter until repaid.  Interest was payable in arrears on the date that the Note was prepaid, in proportion to the principal amount being prepaid, or on the date that the Note was due and payable. The Note became payable five business days after the Proposed Transaction closed.  The outstanding principal amount of $1,000,000, together with accrued interest of $17,226, was paid to Wolfpack with the issuance of 706,407 shares of our common stock on August 15, 2014.

NOTE 9 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

During the year ended September 30, 2014, pursuant to an amended mineral property lease and option agreement for mineral claims, we issued 16,667 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

On October 3, 2014, pursuant to a mineral property lease and option agreement for mineral claims, we issued 83,334 restricted common shares with a value of $80,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

Stock Issued for Repayment of Note Payable

On March 14, 2014, we entered into a promissory note (the “Note”) and deed of trust, security agreement, assignment of leases and rents and fixture filing to secure promissory note (the “Deed of Trust”) with Wolfpack (see Notes 4 and 8). The outstanding principal amount of $1,000,000, together with accrued interest of $17,226, was paid to Wolfpack with the issuance of 706,407 shares of our common stock on August 15, 2014.

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with our public offerings.  12,500 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing December 26, 2013.  The remaining 12,500 warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing September 10, 2014.  No warrants were issued during the year ended September 30, 2014, and no warrants were exercised or expired during the years ended September 30, 2014 or 2013.

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

NOTE 10 – STOCK OPTIONS:

We have established the Amended 2005 Equity Incentive Plan (as amended by our shareholders on May 28, 2010) to authorize the granting of up to 833,334 stock options to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair market value of our stock at the date of grant.

During the three months ended December 31, 2014, 365,000 options were granted, with a vesting date of January 1, 2015.  No option awards were granted during the three months ended December 31, 2013, and no option awards vested under the plan during the period.    Total compensation cost of options is generally recognized from the grant date through the vesting date.  Total compensation cost of options for employees was $55,500 and nil for the three months ended December 31, 2014 and 2013, respectively.  These costs are classified under salaries and benefits expense. Total compensation cost of options for directors was $54,000 and nil for the three months ended December 31, 2014 and 2013, respectively.  These costs are classified as other general and administrative expenses.

The fair value of the option awards was estimated to be $109,500 on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

Three months ended
December 31, 2014
Expected volatility	100.9%
Stock price on date of grant	$0.48
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.06%
Expected forfeiture rate	0%

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2014	203,334	$9.09
Granted	365,000	0.48
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014	568,334	$3.56
Exercisable at December 31, 2014	203,334	$9.09

Weighted average fair value of options granted during the year ended December 31, 2014		$0.30

Unrecognized compensation expense related to options at December 31, 2014		$-

Average remaining contractual term of options outstanding and exercisable at December 31, 2014 (years)
Outstanding		3.69
Exercisable		1.42

The aggregate of options exercisable as of December 31, 2014 had no intrinsic value based on the closing price of $0.59 per share of our common stock on December 31, 2014.

NOTE 11 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and a facility in Eureka, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended December 31,
	2014	2013
Mineral exploration expenses	$3,900	$3,900
Other general and administrative expenses	10,500	12,000
Total	$14,400	$15,900

NOTE 12 – SUBSEQUENT EVENTS

On January 14, 2015, 34,189 stock options were awarded, with a vesting date of January 14, 2015.  The fair value of the option awards was estimated to be $16,753 on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

January 14, 2015
Expected volatility	110.1%
Weighted-average volatility	110.1%
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.83%
Expected forfeiture rate	0%

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

•

planned production of technical reports and economic assessments on our properties;

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2014.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

Corporate Background and History

We became an exploration-stage company in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), we had no reported revenues and only had accumulated losses. In June 2010, we acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s South Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and enabled the Company to focus exclusively on its core business of gold exploration and development.

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects such as our Eureka Project in Nevada, as well as our 50% carried-to-production interest in the Butte Highlands joint venture, which is currently progressing under the terms of our 50/50 joint venture agreement with Highland and targeted to begin gold production in 2015, subject to receipt of all required permits and a positive production decision by the joint venture.

Recent Events

On August 15, 2014, we completed our acquisition of all of the issued and outstanding common shares of Wolfpack Gold (Nevada) Corp. (“Wolfpack Nevada”) in accordance with the terms of an Arrangement Agreement, dated May 6, 2014, by and between the Company and the parent company of Wolfpack Nevada, Wolfpack Gold Corp. (“Wolfpack”).  The acquisition was approved by the stockholders of both Timberline and Wolfpack.   Wolfpack Nevada was a subsidiary company of Wolfpack, a publicly held Canadian corporation engaged in the exploration of precious metals properties in Nevada.  We acquired Wolfpack Nevada in order to further the exploration and development of mineral properties owned or leased by Wolfpack Nevada, as well as to increase our working capital. (See Note 4 to the Consolidated Financial Statements for further details of the transaction.)

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

Mineral Exploration

Eureka Project, Nevada

The Eureka Project, which includes Lookout Mountain, comprises an area of approximately 15,000 acres, or more than 23 square miles.  The Eureka Project is located within the southern portion of Nevada’s Battle Mountain-Eureka gold trend and includes three structurally controlled zones of gold mineralization, each approximately 3- 4 miles in strike length, all zones of which are open and will require additional in-fill and step-out drilling. The project has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, Newmont and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted “Carlin-type” gold mineralization, most of which may be amenable to low cost, heap leach processing.

In 2010-2011 we completed an exploration program that culminated in the release of a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report, entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, dated May 2, 2011 (the “Technical Report”).  The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Technical Report details mineralization at Lookout Mountain.

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

In 2012, we released updated exploration data for Lookout Mountain and filed an updated NI 43-101 Technical Report.   As a result of the most recently completed exploration program, we have successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the resource boundary defined in the 2011 Technical Report, and have expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the currently reported mineralization at Lookout Mountain.  In early 2013, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on resource expansion, metallurgical, geotechnical, and permitting studies.

Assay results from drilling were incorporated into an updated NI 43-101 Technical Report which was completed in early 2013.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Initial site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of the anticipated PEA.

In 2013, we continued geochemical waste rock environmental characterization, completed independent metallurgical leach testing, continued water quality monitoring and defined hydrologic work plans.  We also continued the baseline environmental data collection and analysis at Lookout Mountain.  In addition, we reduced costs by consolidating our Elko field office into our Eureka facility.

During most of 2014, the Company limited exploration related activities to low cost field surveys including soil and rock sampling, drill site reclamation, site archeological surveys, and geologic mapping.  The mapping led to identification of new targets on each of the three structural zones of gold mineralization.  In December, 2014 drilling resumed at Eureka with an initial test of one new target completed before year-end.  Reverse circulation (RC) drill hole BHSE-171 identified a new zone of gold mineralization and intersected 25 feet of 0.144 ounces of gold per ton (opt) (7.62 meters (m) of 4.93 grams of gold per tonne (g/t)) within a longer 65 foot interval assaying 0.094 opt (19.82 m of 3.22 g/t) in the Lookout Mountain area.  This hole was offset 140 feet from BHSE-152 (drilled in 2012) which first encountered the new zone in 2012 but was not completed due to drilling difficulties.

Follow-up core drilling was initiated in January 2015 at Lookout Mountain to further evaluate the new zone.  In addition, drilling at the Windfall target is expected to be completed in the first quarter of 2015 in preparation for development of a resource estimate anticipated in mid-2015. Of our previously announced budget of approximately $2 million for 2015 exploration on the Eureka Project, including Lookout Mountain and Windfall, we have spent approximately $0.2 million to date and anticipate expenditures of approximately $1.0 - $1.5 million through the end of the fiscal year, subject to exploration results, funding, and project prioritization.

There are no proven and probable reserves as defined under Guide 7 at the Eureka Project and our activities there remain exploratory in nature.

Butte Highlands Project, Montana

In conjunction with our joint venture partner, Highland, we continue to advance the Butte Highlands Project toward an expected commencement of mineral extraction.  With the receipt of final assays from the 50,000-foot underground exploration drill program that was completed in the year ended September 30, 2011, Highland completed an initial mine plan and obtained necessary data for the submission of the Hard Rock Operating Permit (“HRO Permit”) application.  The mine plan anticipates mineral extraction of approximately 400 tons per day during the first four years of operation, with mineralized material to be direct shipped to a nearby mill.

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

A significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ on December 7, 2012.   In January, 2013, with environmental baseline studies substantially complete, the MDEQ initiated completion of an Environmental Impact Statement (“EIS”) for the project upon which the final HRO Permit was scheduled to be issued late in the third quarter of 2013.  A draft EIS was issued on October 11, 2013 and, after receipt of public comments thereupon, the MDEQ spent most of 2014 preparing the final EIS document which was published on December 18, 2014.  The MDEQ has subsequently published, on January 26, 2014, a Record of Decision (“ROD”) authorizing Butte Highlands Joint Venture (“BHJV”) to construct and operate the proposed underground gold mine.

During 2014, the United States Forest Service (“USFS”) completed specialist studies in support of a proposed Plan of Operations to allow the usage of USFS roads for haulage of mineralized material from the mine site.  The USFS initiated preparation of an Environmental Assessment (“EA”) in the second quarter of 2013.  The draft EA was released and followed with a public comment period in the first quarter of 2014.  During the fourth quarter of 2014, the USFS continued preparing a Final EA which considers the public comments and is coordinating plans with Butte-Silver Bow County and BHJV for long-term road maintenance plans.  The USFS also issued a revised schedule with release of a draft decision for public comment scheduled for March 18, 2015 and with a Final decision to come on May 11, 2015.

In the first quarter of 2014, a “Nationwide 404” Permit was granted by the US Army Corp of Engineers (ACOE), as was a Conservation District 310 Permit (pending final engineering design submittals), to BHJV to allow needed road improvements across stream crossings and associated minor wetlands.

With receipt of the ROD for the project and a revised schedule from the USFS, pending favorable gold price, we anticipate that BHJV will post the required bond and re-initiate final pre-development planning and work in the second quarter of 2015.  BHJV has already initiated planning for implementation of mitigation measures identified by the MDEQ in the ROD.  Upgrades to the road are anticipated to begin shortly after receipt of the final decision from the USFS on the proposed Plan of Operations.  Final approval by the USFS for road use is the remaining step to permit the project for full-scale mining.  Once approved, and subject to a positive production decision by the joint venture, road improvements and final mine construction are expected to be completed in the second half of 2015.

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

As a company, we are focused on advancing exploration programs at Eureka, and exploring and identifying mineral occurrences on other properties acquired in Nevada as well as advancing the Butte Highlands Project toward expected gold extraction in 2015, subject to receipt of all required permits and a positive production decision by the joint venture as discussed above.  In addition, we continue to evaluate a number of mineral properties we acquired through the Wolfpack acquisition, and we will continue to evaluate new mineral exploration opportunities that fit with our business model. We have evaluated a number of projects and opportunities during the past year and will continue to do so.  We believe that management and our board of directors have the knowledge to appropriately evaluate opportunities – either organically or through mergers and acquisitions – and we will continue to do so.

Results of Operations for the three months ended December 31, 2014 and 2013

Consolidated Results

($US)	Three Months Ended December 31,
	2014	2013
Exploration expenses :
Eureka/Lookout Mountain	$157,633	$113,713
Other exploration properties	84,687	50,237
Total exploration expenditures	242,320	163,950
Non-cash expenses:
Stock option and stock issuance expense	109,500	-
Depreciation, amortization and accretion	3,572	6,694
Total non-cash expenses	113,072	6,694
Professional fees expense	89,078	57,919
Salaries and benefits	144,947	201,512
Interest and other income	(654)	(16,217)
Other general and administrative expenses	99,922	94,833
Net loss	$(688,685)	$(508,691)

Our consolidated net loss for the three months ended December 31, 2014 was $688,685 compared to a consolidated net loss of $508,691 for the three months ended December 31, 2013.  The year over year difference is primarily attributed to increased non-cash stock option expense, increased exploration expenditures, and increased professional fees, which were partially offset by a reduction in salaries and benefits.  Exploration expenditures increased due to drilling and permitting activities, including a required archeological survey, in the three months ended December 31, 2014, with no drilling being done in the corresponding period in 2013.  Drilling, and related activities, are expected to continue in 2015, subject to exploration results and adequate funding.  Professional fees increased in 2014 due primarily to legal fees related to property and royalty agreements, while the decrease in salaries and benefits was due to a reduced number of employees in 2014.  The decrease in interest and other income in 2014 was due to income related to the disposition of vehicles in 2013. We expect to prudently continue our exploration activity in future periods as funding allows.

Financial Condition and Liquidity

At December 31, 2014, we had assets of $18,715,849, consisting of cash in the amount of $2,095,759; property, mineral rights and equipment, net of depreciation of $14,449,558, and other assets in the amount of $2,170,532.

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

At December 31, 2014, we had working capital of $2,166,478.  As of the date of this report, we have no outstanding debt and a cash balance of approximately $1.7 million.  Management expects to manage the amount of working capital and expenditures through prudent, results-driven exploration, reductions in professional fees and other general and administrative expenditures, and potentially obtaining financing through equity investments, joint ventures, or other types of agreements or strategic arrangements.  We plan, as funding allows, to continue exploration programs on our material exploration properties, to fund some exploratory activities and drilling on early-stage properties, and to seek additional acquisition opportunities.  We currently have budgeted exploration expenditures of approximately $1.0 - $1.5 million and general corporate and administrative expenses of approximately $0.8 million for the remainder of the 2015 fiscal year.  We anticipate that our current working capital may not be sufficient to meet our currently planned exploration costs and general corporate and administrative expenses through the end of fiscal 2015 and may require additional funding and/or reductions in budgeted exploration and administrative expenditures.

We may not be able to execute the full extent of our operating plans in fiscal year 2015 with our current cash balances.  Therefore, we anticipate the need to engage in financing transactions which may include equity financing, sales of non-core assets, credit facilities or debenture issuances, or other strategic arrangements.  With our current cash balance, our expected ability to complete financing transactions, and our ability to curtail discretionary exploration expenditures as needed, we believe that we have sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Butte Highlands continues to be carried to production (as defined in the joint venture agreement). If and when extraction of mineralized material begins, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income will serve to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund all such activities and that additional financing will still be necessary to fund our other exploration activities, or those activities will have to be curtailed.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014 which was filed with the SEC on December 23, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2014, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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
10.1

Employment Term Sheet dated December 17, 2014, between Timberline Resources Corp. and Kiran Patankar, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 19, 2014

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:  /s/ Kiran Patankar

       ___________________________________

       Kiran Patankar

       President and Chief Executive Officer

       (Principal Executive Officer)

Date:  February 10, 2015

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial and Accounting Officer)

Date:  February 10, 2015

22