Form 10-Q
period 2015-03-31
Timberline Resources Corp
filed 2015-05-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Number of shares of issuer’s common stock outstanding at May 12, 2015: 12,000,084

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4. CONTROLS AND PROCEDURES

22

PART II — OTHER INFORMATION

23

ITEM 1. LEGAL PROCEEDINGS.

23

ITEM 1A. RISK FACTORS

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$1,018,804	$2,825,320
Prepaid expenses and other current assets	104,860	30,769
Joint venture receivable	2,188	11,576
Current portion of prepaid drilling services	144,315	-
TOTAL CURRENT ASSETS	1,270,167	2,867,665

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	15,339,579	14,431,038

OTHER ASSETS:
Prepaid drilling services, net of current portion	220,000	440,000
Investment in joint venture	642,450	642,450
Restricted cash	971,854	971,854
Deposits and other assets	5,700	4,500
TOTAL OTHER ASSETS	1,840,004	2,058,804

TOTAL ASSETS	$18,449,750	$19,357,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$169,934	$140,697
Accrued expenses	110,000	57,419
Accrued director fees	-	91,000
Accrued payroll, benefits and taxes	40,600	35,958
TOTAL CURRENT LIABILITIES	320,534	325,074

LONG-TERM LIABILITIES:
Common stock payable	-	80,000
Asset retirement obligation	135,378	132,115
TOTAL LONG-TERM LIABILITIES	135,378	212,115

COMMITMENTS (Notes 5 and 11)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 12,000,084 and 9,816,751 shares issued and outstanding, respectively	12,000	9,817
Additional paid-in capital	65,046,402	63,573,675
Accumulated deficit	(47,064,564)	(44,763,174)
TOTAL STOCKHOLDERS' EQUITY	17,993,838	18,820,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,449,750	$19,357,507

See accompanying notes to consolidated financial statements.

	TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014

OPERATING EXPENSES:
Mineral exploration expenses	$498,373	$88,674	$740,693	$252,624
Impairment of mineral rights	426,000	-	426,000	-
Salaries and benefits	315,761	319,982	516,208	521,494
Professional fees expense	123,092	78,544	212,170	136,463
Insurance expense	31,740	19,048	52,951	41,361
Gain on disposal of equipment	-	-	-	(16,565)
Other general and administrative expenses	211,977	99,339	348,260	178,553
TOTAL OPERATING EXPENSES	1,606,943	605,587	2,296,282	1,113,930

LOSS FROM OPERATIONS	(1,606,943)	(605,587)	(2,296,282)	(1,113,930)

OTHER INCOME (EXPENSE):
Foreign exchange gain/(loss)	(5,806)	(1,017)	(5,271)	(1,443)
Interest income, net	44	(1,017)	163	(939)
Loss on settlement of prepaid drilling services	-	(70,000)	-	(70,000)
TOTAL OTHER INCOME (EXPENSE)	(5,762)	(72,034)	(5,108)	(72,382)

LOSS BEFORE INCOME TAXES	(1,612,705)	(677,621)	(2,301,390)	(1,186,312)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,612,705)	$(677,621)	$(2,301,390)	$(1,186,312)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.16)	$(0.11)	$(0.23)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	9,971,195	6,234,884	9,934,333	6,207,458

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,301,390)	$(1,186,312)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,959	7,158
Loss on settlement of prepaid drilling services	-	70,000
Stock based compensation	194,911	-
Gain on disposal of equipment	-	(16,565)
Accretion of asset retirement obligation	3,263	3,108
Stock issued for mineral exploration expenses	-	110,000
Impairment of mineral rights	426,000	-
Changes in operating assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, Deposits and other assets	394	(84,414)
Joint venture receivable	9,388	19,311
Accounts payable	29,237	(77,173)
Accrued expenses	(38,420)	(28,098)
Accrued payroll, benefits and taxes	4,642	(15,446)
Net cash used by operating activities	(1,668,016)	(1,198,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(147,000)	(72,000)
Proceeds from sale of property, mineral rights and equipment	8,500	22,056
Settlement of prepaid drilling services	-	150,000
Change in restricted cash	-	15,000
Net cash provided (used) by investing activities	(138,500)	115,056

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	500,000
Net cash provided by financing activities	-	500,000

Net decrease in cash and cash equivalents	(1,806,516)	(583,375)

CASH AT BEGINNING OF PERIOD	2,825,320	824,919

CASH AT END OF PERIOD	$1,018,804	$241,544

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for property, mineral rights and equipment purchase	$1,200,000	$40,000
Common stock issued for common stock payable	80,000	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The consolidated financial statements for the three and six month periods ended March 31, 2015 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

b.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss and accumulated deficit.

c.

Net Loss per Share – Basic earnings per share (“EPS”) is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2015 and 2014, would be as follows:

	2015	2014
Stock options	594,189	277,833
Warrants	25,000	25,000
Total possible dilution	619,189	302,833

At March 31, 2015 and 2014, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

MARCH 31, 2015

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 31, 2015	September 30, 2014	Input Hierarchy Level
Assets:
Cash	$1,018,804	$2,825,320	Level 1
Restricted cash	971,854	971,854	Level 1

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

This transaction was accounted for as a business combination.  We acquired all of the shares of Wolfpack Nevada in consideration for the issuance of one share of common stock of Timberline for each 0.75 common shares of Wolfpack. Pre-acquisition Timberline shareholders own approximately 64% of our issued and outstanding common stock as of the acquisition date, and former Wolfpack shareholders own approximately 36%.

The purchase price of the transaction was $5,151,847, consisting entirely of the issuance of 3,577,672 shares of our common stock.  Of the 3,577,672 shares of common stock issued, 706,407 shares of common stock were issued to Wolfpack in exchange for the cancellation of a $1,000,000 promissory note of Timberline held by Wolfpack, as well as $17,226 of accrued and unpaid interest on the promissory note (see Note 10).

We incurred $256,223 in expenses specifically related to the acquisition, $236,866 of which is included in professional fees expense, $1,918 is included in mineral exploration expenses, and $17,439 is included in other general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2014.

The acquisition of Wolfpack Nevada closed at 9:00 a.m. pacific time on August 15, 2014.  The closing price of the Company’s common stock on the NYSE MKT on the day prior to this date was $1.44 per share (adjusted for the reverse stock split – See Note 11).

The purchase price allocation of the acquisition is summarized as follows:

Purchase price:
Shares issued on acquisition	$5,151,847
Cancellation of promissory note and accrued interest	(1,017,226)
$4,134,621

Net assets acquired:
Cash	$3,554,143
Restricted cash	348,616
Property, mineral rights, and equipment, net	231,862
$4,134,621

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 5 – ENTRY INTO PROPERTY OPTION AGREEMENT:

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015.  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated (“Option Period”).

As consideration for the Option, we agreed to issue two million (2,000,000) shares of common stock and pay $300,000 in cash.  A $100,000 cash payment was made on March 31, 2015.  The common stock was valued at fair value on the Effective Date and capitalized with the cash payment of $100,000 for a total of $1,300,000.  The remaining $200,000 cash payment is due the earlier of (a) two business days following the completion of a financing for at least $2 million in gross aggregate proceeds or (b) 180 days from March 31, 2015.  The common stock was issued on March 31, 2015 and is being held in escrow.  The shares are irrevocable and will be released to Gunpoint as follows:  25% on September 12, 2015; 25% on March 12, 2016; 25% on September 12, 2016; and 25% on March 12, 2017.  Gunpoint will receive the total of 2,000,000 shares even if the Company does not exercise the Option.

At any time during the Option Period, we may purchase 100% of Talapoosa by providing written notification thereof and paying to Gunpoint $10 million in cash (the “Option Payment”) within ninety (90) days of the notification date.  Upon the date that Gunpoint receives the Option Payment (the “Closing Date”), we will have earned a 100% interest in the Project.

For a period of five (5) years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) be fixed at or above $1,600, on any single day during the Contingent Payment Period (the “Initial Threshold Event”) and at any time after the Initial Threshold Event during the Contingent Payment Period the daily price of gold (as determined by the London PM Fix) averages U.S.$1,600 per ounce or greater for a period of ninety (90) consecutive trading days (the “Trigger Event”), we shall be required to pay or cause to be paid to Gunpoint an additional payment of $10 million (the “Contingent Payment”) within ninety (90) days of the date that the Trigger Event is deemed to have occurred.  The Contingent Payment shall consist of $5 million in cash, and the remainder shall be paid either in cash or in shares of our common stock or a combination thereof at our sole discretion.

Following our exercise of the Option, effective as of the Closing Date, Gunpoint reserves a net smelter returns royalty in all minerals mined and removed from the Project, in the amount of one percent (1%).  We may purchase the royalty from Gunpoint at any time for a cash payment of $3 million.

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

At March 31, 2015 and September 30, 2014, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $2,188 and $11,576, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represents discounts on future drilling services, or cash if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.  During the year ended September 30, 2014, we accepted $150,000 as settlement of the portion of the prepaid drilling services that was due to be paid to the Company in November 2014 ($220,000).  During the six months ended March 31, 2015, we used $75,685 in prepaid drilling services.

The following table summarizes activity in the Company’s prepaid drilling services:

	Six months ended March 31, 2015	Year ended September 30, 2014

Beginning balance	$440,000	$660,000
Cash received in lieu of drilling services	-	(150,000)
Loss on settlement of prepaid drilling services	-	(70,000)
Prepaid drilling services used	(75,685)	-
Less current portion	(144,315)	-
Ending balance	$220,000	$440,000

NOTE 8 – IMPAIRMENT OF MINERAL RIGHTS:

During the six months ended March 31, 2015, we elected to terminate the lease on the Iron Butte property, resulting in a write off of $426,000.  We expect to focus our resources on advancing the Talapoosa project and therefore decided to return the Iron Butte property to the underlying owner before any further property payments were due.

NOTE 9 – RELATED PARTY TRANSACTIONS:

Director fees

The Company has accrued nil and $91,000 in director fees as of March 31, 2015 and September 30, 2014, respectively.

NOTE 10 – NOTE PAYABLE:

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

Pursuant to the Note, the Company agreed to repay Wolfpack the unpaid principal amount of advances made under the Note up to a maximum principal amount of $1,000,000, together with accrued interest thereon.   The amount drawn on the Note bore interest at 5% during the first six months of the loan and 10% thereafter until repaid.  Interest was payable in arrears on the date that the Note was prepaid, in proportion to the principal amount being prepaid, or on the date that the Note was due and payable. The Note became payable five business days after the Proposed Transaction closed.  The outstanding principal amount of $1,000,000, together with accrued interest of $17,226, was satisfied through the issuance of 706,407 shares of our common stock on August 15, 2014.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 11 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

One-for-twelve Reverse Stock Split

In September 2014, our board of directors and stockholders approved a one-for-twelve reverse stock split of the Company’s common stock. After the reverse stock split, effective October 31, 2014, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date. As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.

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

Stock Issued for Mineral Rights, Property and Equipment

In October 2013, pursuant to an amended mineral property lease and option agreement for mineral claims, we issued 16,667 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

In January 2014, pursuant to a vendor agreement related to the provision of metallurgical testing services, we issued 53,922 restricted common shares with a value of $110,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

In October 2014, pursuant to a mineral property lease and option agreement for mineral claims, we issued 83,334 restricted common shares with a value of $80,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.  The value of these shares was listed as common stock payable on September 30, 2014.

Stock Issued for Property Option Agreement

On March 31, 2015, pursuant to a property option agreement (Note 5), we issued 2,000,000 restricted common shares with a value of $1,200,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT on March 12, 2015, the effective date of the property option agreement.

Stock Issued for Compensation

On January 27, 2015, we issued 100,000 restricted common shares for employee compensation.  The shares were valued at $69,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with our public offerings.  12,500 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing December 26, 2013.  The remaining 12,500 warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing September 10, 2014.  No warrants were issued during the six months ended March 31, 2015 or the year ended September 30, 2014, and no warrants were exercised or expired during the six months ended March 31, 2015 or the year ended September 30, 2014.

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

On December 17, 2014, 365,000 options were granted, with a vesting date of January 1, 2015.  Total compensation cost of options is generally recognized from the grant date through the vesting date.  Total compensation cost of options for employees was $55,500.  These costs are classified under salaries and benefits expense. Total compensation cost of options for directors was $54,000.  These costs are classified as other general and administrative expenses.  The fair value of the option awards was estimated to be $109,500 on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

December 17, 2014
Expected volatility	100.9%
Stock price on date of grant	$0.48
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.06%
Expected forfeiture rate	0%

On January 14, 2015, 34,189 options were granted, with a vesting date of January 14, 2015.  Total compensation cost of options for employees was $16,411.  These costs are classified under salaries and benefits expense.  The fair value of the option awards was estimated to be $16,411 on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table.

January 14, 2015
Expected volatility	110.1%
Stock price on date of grant	$0.74
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.83%
Expected forfeiture rate	0%

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

No option awards were granted during the three or six months ended March 31, 2014, and no option awards vested under the plan during those periods.

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2014	203,334	$9.09
Granted	399,189	0.50
Exercised	-	-
Expired	(8,334)	12.48
Outstanding at March 31, 2015	594,189	$3.27
Exercisable at March 31, 2015	594,189	$3.27

Weighted average fair value of options granted during the six months ended March 31, 2015		$0.32

Unrecognized compensation expense related to options at March 31, 2015		$-

Average remaining contractual term of options outstanding and exercisable at March 31, 2015 (years)
Outstanding		3.58
Exercisable		3.58

The aggregate of options exercisable as of March 31, 2015 had an intrinsic value of $62,050 based on the closing price of $0.65 per share of our common stock on March 31, 2015.

NOTE 13 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and a facility in Eureka, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Mineral exploration expenses	$3,900	$3,900	$7,800	$7,800
Other general and administrative expenses	10,500	12,000	21,000	24,000
Total	$14,400	$15,900	$28,800	$31,800

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

• risks related to our Talapoosa Project, Lookout Mountain and other acquired growth projects;

• risks related to our business model;

• risks related to our acquisition of Wolfpack Gold Corp.;

• risks related to our acquisition of the Talapoosa option;

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

Corporate Background and History

We became an exploration-stage company in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), we had no reported revenues and only had accumulated losses. In June 2010, we acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”) and the Windfall project, along with several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and enabled the Company to focus exclusively on its core business of gold exploration and development.

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects such as the advanced Talapoosa project and our Eureka project in Nevada, as well as our 50% carried-to-production interest in the Butte Highlands joint venture, which is currently progressing under the terms of our 50/50 joint venture agreement with Highland.

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

In September, 2014, our board of directors and stockholders approved a one-for-twelve reverse stock split of the Company’s common stock. After the reverse stock split, effective October 31, 2014, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date. As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015.  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated (“Option Period”).  (See Note 5 to the Consolidated Financial Statements for further details of the transaction.)

Mineral Exploration

Talapoosa, Nevada

Talapoosa is a 14,870 acre district-scale property comprising US Bureau of Land Management (“BLM”) claims, fee lands, and water rights.  Mineralized material at Talapoosa consists of 42.5 million tons of in place bulk tonnage with an average grade of 0.03 ounces of gold per ton and 0.37 ounces of silver per ton.  The project was fully permitted by Miramar Mining Corporation with the BLM and the State of Nevada in 1996, but remained undeveloped due to low prevailing metals prices.  The deposit is open on strike, and we believe potential exists to expand the quantity of mineralized material with additional exploration.  The acquisition includes the 4 mile-long Appaloosa zone located one mile to the north of and parallel to the Talapoosa mineralized area.  The Appaloosa zone outcrops as epithermal-type sinter and breccia with vein fragments and is untested but for six historic, shallow drill holes.

In March, 2015, we completed a National Instrument 43-101 (“NI 43-101”) compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, and facility siting for the previously proposed operation.

Follow-up work is planned to include additional metallurgical studies, drilling for additional samples and to increase our level of confidence for certain parts of the mineralized zone, and initiation of studies to update historic permits to current standards.  These activities are expected to be incorporated into a NI 43-101 compliant Preliminary Feasibility Study during the first half of 2016.

There are no proven and probable reserves as defined under United States Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) at Talapoosa and our activities there remain exploratory in nature.

Cautionary Note to U.S. Investors: The Talpoosa Technical Report and the PEA use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Talapoosa Technical Report and the PEA in this Quarterly Report on Form 10-Q for informational purposes only and the Technical Report and PEA are not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

In 2010-2011 we completed an exploration program that culminated in the release of an NI 43-101 compliant technical report, entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, dated May 2, 2011 (the “Lookout Mountain Technical Report”).  The Lookout Mountain Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Lookout Mountain Technical Report details mineralization at Lookout Mountain.

Cautionary Note to U.S. Investors: The Lookout Mountain Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Lookout Mountain Technical Report in this Quarterly Report on Form 10-Q for informational purposes only and the Lookout Mountain Technical Report is not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

The Lookout Mountain Technical Report was modeled and estimated by MDA by evaluating available drill data statistically, utilizing geologic interpretations provided by Timberline to interpret gold mineral domains on cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization, rectifying the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization geostatistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

In 2012, we released updated exploration data for Lookout Mountain and filed an updated Lookout Mountain Technical Report.   As a result of the most recently completed exploration program, we have successfully extended the mineralized zone at Lookout Mountain 600 feet to the south of the mineralized zone boundary defined in the 2011 Lookout Mountain Technical Report, and have expanded mineralization along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the currently reported mineralization at Lookout Mountain.  In early 2013, we completed our 2012 exploration program at Lookout Mountain, including 26,140 feet total of infill-drilling.  This program focused on expansion of mineralization, metallurgical, geotechnical, and permitting studies.

Assay results from drilling were incorporated into an updated Lookout Mountain Technical Report which was completed in early 2013.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Initial site facilities (heap leach pads, mine rock storage, access roads) have also been prepared.

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

In follow-up to the successful results in RC drill hole BHSE-171, two diamond drill core holes were completed in January, 2015.  BHSE-172 intersected 25.2 feet of 0.15 opt (7.7 m of 5.02 g/t) within an interval of 46.6 feet of 0.10 opt (14.2 m of 5.02 g/t).  BHSE-173 intercepted 57.4 feet of 0.06 opt (17.5 m @ 1.92 g/t).  The two core hole intercepts of the mineralized zone were offset approximately 140 feet from BHSE-171.  The intercepts are well-correlated, as the gold occurs in mineralized collapse breccia within the pyritic Dunderberg Shale-Hamburg Dolomite contact zone.  The intercepts are thought by Timberline geologists to be related to a higher grade feeder system as recognized in many Carlin-type systems.

Two additional RC holes were completed as infill drilling within the existing resource area at Lookout Mountain.  Results were highlighted by hole BHSE-174 which intercepted 75.0 feet of 0.02 opt (22.9 m of 0.57 g/t) which is very consistent with surrounding intercepts.

We also completed a six-hole RC drill program on the Windfall target within the Eureka project.  This drilling successfully tested on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall.  Six drill holes completed over a strike length of approximately 3,000 feet intersected gold mineralization consistent with results from over 600 historic drill holes, highlighted by BHWF-40 which intersected 80 feet at 0.09 opt of gold (6.1 m @ 8.79 g/t).

Further work at Eureka is planned for 2015 to include updating of geologic models at Lookout Mountain and Windfall based on the recent drilling results.  The data for Windfall will be evaluated to support potential development of a resource estimate of the gold mineralization at the project.

Of our previously announced budget of approximately $2 million for 2015 exploration on the Eureka Project, including Lookout Mountain and Windfall, we have spent approximately $0.5 million to date, and we have reduced our anticipated expenditures at Eureka in order to prioritize resources toward the development of Talapoosa.

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

We submitted the application for our HRO Permit to the Montana Department of Environmental Quality (“MDEQ”) in May 2010. As a result of hydrological studies, it had become evident that there would be a need to pump and discharge more water from the mineralized area than was initially expected.  As a result, the project requires an additional water discharge permit (“MPDES Permit”) issued by the State of Montana and the construction of additional water treatment facilities.  An application for the MPDES Permit was submitted to the MDEQ on March 30, 2012, and during the quarter ended June 30, 2013 we received the MPDES Permit, to take effect on August 1, 2013.

In May 2013, we released an NI 43-101 compliant technical report, entitled, Technical Report on the Butte Highlands Gold Project, Silver Bow County, Montana, USA, dated May 10, 2013 (the “Butte Technical Report”).  The Butte Technical Report was prepared by MDA, of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.

Cautionary Note to U.S. Investors: The Butte Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource”, “inferred mineral resource” and “historic mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Butte Technical Report in this Quarterly Report on Form 10-Q for informational purposes only and the Butte Technical Report is not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

A significant project milestone was achieved with the receipt of a notice of completeness and draft HRO Permit from the MDEQ on December 7, 2012.   In January, 2013, with environmental baseline studies substantially complete, the MDEQ initiated completion of an Environmental Impact Statement (“EIS”) for the project upon which the final HRO Permit was scheduled to be issued late in the third quarter of 2013.  A draft EIS was issued on October 11, 2013 and, after receipt of public comments thereupon, the MDEQ spent most of 2014 preparing the final EIS document which was published on December 18, 2014.  The MDEQ has subsequently published, on January 26, 2015, a Record of Decision (“ROD”) authorizing Butte Highlands Joint Venture (“BHJV”) to construct and operate the proposed underground gold mine.

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

In March, 2015, the USFS released a Draft Decision Notice on an EA which, when finalized, will authorize material haulage by BHJV and provides a route for mine support vehicles.  The USFS concluded that the effects of using either of two alternative routes would be mitigated thereby allowing a Finding of No Significant Impacts.  The Draft Decision Notice is subject to a final objection period of 45 days as mandated by federal law.

In the first quarter of 2014, a “Nationwide 404” Permit was granted by the US Army Corp of Engineers (ACOE), as was a Conservation District 310 Permit (pending final engineering design submittals), to BHJV to allow needed road improvements across stream crossings and associated minor wetlands.

With receipt of the ROD for the project and a revised schedule from the USFS, pending favorable gold price, we anticipate that BHJV will post the required bond and re-initiate final pre-development planning and work in the second quarter of 2015.  BHJV has already initiated planning for implementation of mitigation measures identified by the MDEQ in the ROD.  Upgrades to the road are anticipated to begin shortly after receipt of the final decision from the USFS on the proposed Plan of Operations.  Final approval by the USFS for road use is the remaining step to permit the project for full-scale mining.  Once approved, and subject to a positive extraction decision by the joint venture, road improvements and final mine construction are expected to be completed in the second half of 2015.

Timberline's joint venture operating agreement at the Butte Highlands Project calls for Timberline to retain a 50-percent project interest while being carried to production (as defined in the joint venture agreement) by Highland.  Once in production, as defined in the joint venture agreement, Timberline is to receive 20-percent of project cash flow until Highland recovers its initial capital expenditures, at which time Timberline will receive 50-percent of cash flow.

A feasibility study has not been completed on the Butte Highlands project, and there are no proven and probable reserves at the property under Guide 7.  Our activities there remain exploratory in nature and there is no certainty the proposed operations will be economically viable.

Summary

We believe the global economic environment and monetary climate continue to favor a solid and relatively steady gold price for the foreseeable future.  While volatility is to be expected, our expectation is that we can continue to advance our business model in spite of the current gold price and market volatility.

As a company, we are focused on advancing our Talapoosa project by finalizing the PEA, the results of which we announced on April 27, 2015, and advancing toward a pre-feasibility study for an anticipated open pit mining operation.  We also expect to continue exploration programs at the Lookout Mountain and Windfall areas within our Eureka project, and we anticipate, as capital is available, exploring and identifying mineral occurrences at Seven Troughs and on other properties in Nevada. The Butte Highlands project in Montana is being advanced by our joint venture operating partner through the final stages of permitting, after which a production decision will be made by our partner.  In addition, we continue to evaluate a number of mineral properties we acquired through the Wolfpack acquisition.  We believe that management and our board of directors have the knowledge and experience to appropriately advance Talapoosa, potentially to a production decision, and to evaluate opportunities – either organically or through mergers and acquisitions – and we will continue to do so.

Results of Operations for the three and six months ended March 31, 2015 and 2014

Consolidated Results

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Exploration expenses :
Eureka	$338,269	$66,184	$495,902	$179,897
Talapoosa	118,676	-	118,676	-
Other exploration properties	41,428	22,490	126,115	72,727
Total exploration expenditures	498,373	88,674	740,693	252,624
Non-cash expenses:
Impairment of mineral rights	426,000	-	426,000	-
Stock option and stock issuance expense	85,411	-	194,911	-
Depreciation, amortization and accretion	3,651	3,572	7,223	10,267
Total non-cash expenses	515,062	3,572	628,134	10,267
Professional fees expense	123,092	78,544	212,170	136,463
Salaries and benefits	230,350	319,982	321,297	521,494
Interest and other income	5,762	72,034	5,108	55,817
Other general and administrative expenses	240,066	114,815	393,988	209,647
Net loss	$(1,612,705)	$(677,621)	(2,301,390)	(1,186,312)

Our consolidated net loss for the three months ended March 31, 2015 was $1,612,705 compared to a consolidated net loss of $677,621 for the three months ended March 31, 2014.  The year over year difference is primarily attributed to increased exploration expenditures at Eureka and Talapoosa, impairment of mineral rights, non-cash stock option expense related to stock options granted during the 2015 quarter to employees and directors, non-cash stock issuance expense, legal fees, and increased general and administrative fees, which were partially offset by a reduction in salaries and benefits.  Exploration expenditures increased due to increased drilling and permitting activities at Eureka, including a required archeological survey, and the commencement of work at Talapoosa in the three months ended March 31, 2015.  Expenses for the advancement of Talapoosa and exploration at Eureka are expected to continue in 2015, subject to exploration results and adequate funding.  In the three months ended March 31, 2015, we terminated the property lease on the Iron Butte property, resulting in a $426,000 charge to impairment of mineral rights.  Stock listing fees increased in the three months ended March 31, 2015 due to additional listing fees incurred for shares issued in conjunction with the Talapoosa property option agreement.  Increased legal fees were also primarily due to the Talapoosa option agreement.  We also incurred an increase in Delaware franchise tax expense due to the method of calculation significantly impacted by the increase in our authorized number of common shares in order to complete the acquisition of Wolfpack Nevada and our subsequent reverse stock split.

Our consolidated net loss for the six months ended March 31, 2015 was $2,301,390 compared to a consolidated net loss of $1,186,312 for the six months ended March 31, 2014.  The year over year difference is primarily attributed to increased exploration expenditures, impairment of mineral rights, non-cash stock option expense related to stock options granted during the 2015 period, non-cash stock issuance expense, and increased professional fees primarily related to the Talapoosa option agreement, which were partially offset by a reduction in salaries and benefits.  Exploration expenditures increased due to drilling and permitting activities at Eureka, including a required archeological survey, and the commencement of work at Talapoosa in the six months ended March 31, 2015.  Expenses for the advancement of Talapoosa and exploration at Eureka are expected to continue in 2015, subject to exploration results and adequate funding.  In the six months ended March 31, 2015, we terminated the property lease on the Iron Butte property, resulting in a $426,000 charge to impairment of mineral rights.  Stock listing fees increased in the six months ended March 31, 2015 due to additional listing fees incurred for shares issued in conjunction with the Talapoosa property option agreement.  We also incurred an increase in Delaware franchise tax expense due to the method of calculation significantly impacted by the increase in our authorized number of common shares in order to complete the acquisition of Wolfpack Nevada and our subsequent reverse stock split.

Financial Condition and Liquidity

At March 31, 2015, we had assets of $18,449,750, consisting of cash in the amount of $1,018,804; property, mineral rights and equipment, net of depreciation of $15,339,579, and other assets in the amount of $2,091,367.

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

At March 31, 2015, we had working capital of $949,633.  As of the date of this report, we have no outstanding debt and a cash balance of approximately $700,000.  Management expects to manage the amount of working capital and expenditures through prudent, results-driven exploration, reductions in professional fees and other general and administrative expenditures, and potentially obtaining financing through equity investments, joint ventures, or other types of agreements or strategic arrangements.  We plan, as funding allows, to follow up on our completed, PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical test results, and analysis of a milling scenario.  We also plan to continue prudent exploration programs on our material exploration properties, and to fund some exploratory activities and drilling on early-stage properties.  We are currently revising our exploration budgets with a focus on the advancement of the pre-feasibility report on Talapoosa.  We have approximately $0.5 million of general corporate and administrative cash expenses budgeted for the remainder of the 2015 fiscal year.  We anticipate that our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses through the end of fiscal 2015 and we will require additional funding and/or reductions in budgeted exploration and administrative expenditures.

We anticipate the need to engage in financing transactions which may include equity financing, sales of non-core assets, credit facilities or debenture issuances, or other strategic arrangements.  With our current cash balance, our expected ability to complete financing transactions, and our ability to curtail discretionary exploration expenditures as needed, we believe that we have sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Butte Highlands continues to be carried to production (as defined in the joint venture agreement). If and when extraction of mineralized material begins, we should realize some income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income is expected to fund some of our ongoing exploration expenditures, we do not anticipate that it will initially be sufficient to fund all such activities and that additional financing will still be necessary to fund our other exploration activities, or those activities will have to be curtailed.  Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  Without additional financing, we would have to significantly curtail our exploration and other expenditures while we sought alternative funding arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, Kiran Patankar (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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
10.1

Option Agreement between Timberline Resources Corp. and American Gold Capital US Inc., Gunpoint Exploration US Ltd., and Gunpoint Exploration Ltd. dated March 12, 2015, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 17, 2015

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

Date:  May 12, 2015

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial and Accounting Officer)

Date:  May 12, 2015

25