Form 10-Q
period 2015-06-30
Timberline Resources Corp
filed 2015-08-06
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Number of shares of issuer’s common stock outstanding at August 5, 2015: 12,000,084

INDEX

Page

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4. CONTROLS AND PROCEDURES

23

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$352,944	$2,825,320
Prepaid expenses and other current assets	67,125	30,769
Joint venture receivable	5,753	11,576
Current portion of prepaid drilling services	144,315	-
TOTAL CURRENT ASSETS	570,137	2,867,665

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	15,221,599	14,431,038

OTHER ASSETS:
Prepaid drilling services	220,000	440,000
Investment in joint venture	642,450	642,450
Restricted cash	962,404	971,854
Deposits and other assets	9,750	4,500
TOTAL OTHER ASSETS	1,834,604	2,058,804

TOTAL ASSETS	$17,626,340	$19,357,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,098	$140,697
Accrued expenses	62,000	57,419
Accrued directors’ fees	-	91,000
Accrued payroll, benefits and taxes	47,278	35,958
TOTAL CURRENT LIABILITIES	177,376	325,074

LONG-TERM LIABILITIES:
Common stock payable	-	80,000
Asset retirement obligation	137,049	132,115
TOTAL LONG-TERM LIABILITIES	137,049	212,115

COMMITMENTS (Notes 5 and 11)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 12,000,084 and 9,816,751 shares issued and outstanding, respectively	12,000	9,817
Additional paid-in capital	65,046,402	63,573,675
Accumulated deficit	(47,746,487)	(44,763,174)
TOTAL STOCKHOLDERS' EQUITY	17,311,915	18,820,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,626,340	$19,357,507

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Mineral exploration expenses	$292,309	$157,638	$1,033,002	$410,262
Abandonment of mineral rights	-	-	426,000	-
Salaries and benefits	187,202	187,876	703,410	709,370
Professional fees expense	72,805	223,607	284,975	360,070
Insurance expense	34,587	18,352	87,538	59,713
Gain on disposal of equipment	-	-	-	(16,565)
Other general and administrative expenses	99,048	57,418	447,308	235,971
TOTAL OPERATING EXPENSES	685,951	644,891	2,982,233	1,758,821

LOSS FROM OPERATIONS	(685,951)	(644,891)	(2,982,233)	(1,758,821)

OTHER INCOME (EXPENSE):
Foreign exchange gain/(loss)	4,019	(1,682)	(1,252)	(3,125)
Interest income (expense), net	9	(9,893)	172	(10,832)
Loss on settlement of prepaid drilling services	-	-	-	(70,000)
TOTAL OTHER INCOME (EXPENSE)	4,028	(11,575)	(1,080)	(83,957)

LOSS BEFORE INCOME TAXES	(681,923)	(656,466)	(2,983,313)	(1,842,778)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(681,923)	$(656,466)	$(2,983,313)	$(1,842,778)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.06)	$(0.11)	$(0.28)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	12,000,084	6,239,078	10,622,917	6,217,998

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,983,313)	$(1,842,778)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,938	9,137
Loss on settlement of prepaid drilling services	-	70,000
Stock based compensation	194,911	-
Gain on disposal of equipment	-	(16,565)
Accretion of asset retirement obligation	4,934	4,700
Stock issued for mineral exploration expenses	-	110,000
Abandonment of mineral rights	426,000	-
Changes in operating assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	34,079	(29,470)
Joint venture receivable	5,823	43,198
Accounts payable	(72,599)	540
Accrued expenses	(86,419)	21,052
Accrued payroll, benefits and taxes	11,320	(15,986)
Net cash used by operating activities	(2,459,326)	(1,646,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(181,000)	(90,000)
Proceeds from sale of property, mineral rights and equipment	158,500	22,056
Settlement of prepaid drilling services	-	150,000
Change in restricted cash	9,450	16,184
Net cash provided (used) by investing activities	(13,050)	98,240

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	1,000,000
Net cash provided by financing activities	-	1,000,000

Net decrease in cash and cash equivalents	(2,472,376)	(547,932)

CASH AT BEGINNING OF PERIOD	2,825,320	824,919

CASH AT END OF PERIOD	$352,944	$276,987

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for property, mineral rights and equipment purchase	$1,200,000	$40,000
Common stock issued for common stock payable	80,000	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The consolidated financial statements for the three and nine month periods ended June 30, 2015 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

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

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2015 and 2014, would be as follows:

	2015	2014
Stock options	594,189	256,167
Warrants	25,000	25,000
Total possible dilution	619,189	281,167

At June 30, 2015 and 2014, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

JUNE 30, 2015

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2015	September 30, 2014	Input Hierarchy Level
Assets:
Cash	$352,944	$2,825,320	Level 1
Restricted cash	962,404	971,854	Level 1

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
$4,134,621

During the quarter ended June 30, 2015, we received $150,000 as an option payment related to one of the properties we acquired in the Wolfpack acquisition that is subject to an option agreement with a third party.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

For a period of five years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) be fixed at or above $1,600, on any single day during the Contingent Payment Period (the “Initial Threshold Event”) and at any time after the Initial Threshold Event during the Contingent Payment Period the daily price of gold (as determined by the London PM Fix) averages U.S.$1,600 per ounce or greater for a period of ninety (90) consecutive trading days (the “Trigger Event”), we shall be required to pay or cause to be paid to Gunpoint an additional payment of $10 million (the “Contingent Payment”) within ninety (90) days of the date that the Trigger Event is deemed to have occurred.  The Contingent Payment shall consist of $5 million in cash, and the remainder shall be paid either in cash or in shares of our common stock or a combination thereof at our sole discretion.

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

At June 30, 2015 and September 30, 2014, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $5,753 and $11,576, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represents discounts on future drilling services, or cash if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.  During the year ended September 30, 2014, we accepted $150,000 as settlement of the portion of the prepaid drilling services that was due to be paid to the Company in November 2014 ($220,000).  During the nine months ended June 30, 2015, we used $75,685 in prepaid drilling services.

The following table summarizes activity in the Company’s prepaid drilling services:

	Nine months ended June 30, 2015	Year ended September 30, 2014

Beginning balance	$440,000	$660,000
Cash received in lieu of drilling services	-	(150,000)
Loss on settlement of prepaid drilling services	-	(70,000)
Prepaid drilling services used	(75,685)	-
Less current portion	(144,315)	-
Ending balance	$220,000	$440,000

NOTE 8 – ABANDONMENT OF MINERAL RIGHTS:

During the nine months ended June 30, 2015, we elected to terminate the lease on the Iron Butte property, resulting in a write off of $426,000.  We expect to focus our resources on advancing the Talapoosa project and therefore decided to return the Iron Butte property to the underlying owner before any further property payments were due.

NOTE 9 – RELATED PARTY TRANSACTIONS:

Director fees

The Company has accrued nil and $91,000 in director fees as of June 30, 2015 and September 30, 2014, respectively.

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

JUNE 30, 2015

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

Stock Issued for Mineral Rights, Property and Equipment

In October, 2013, pursuant to an amended mineral property lease and option agreement for mineral claims, we issued 16,667 restricted common shares with a value of $40,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

In January, 2014, pursuant to a vendor agreement related to the provision of metallurgical testing services, we issued 53,922 restricted common shares with a value of $110,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

In October, 2014, pursuant to a mineral property lease and option agreement for mineral claims, we issued 83,334 restricted common shares with a value of $80,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.  The value of these shares was listed as common stock payable on September 30, 2014.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with our public offerings.  12,500 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing December 26, 2013.  The remaining 12,500 warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing September 10, 2014.  No warrants were issued during the nine months ended June 30, 2015 or the year ended September 30, 2014, and no warrants were exercised or expired during the nine months ended June 30, 2015 or the year ended September 30, 2014.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

No option awards were granted during the three or nine months ended June 30, 2014, and no option awards vested under the plan during those periods.

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2014	203,334	$9.09
Granted	399,189	0.50
Exercised	-	-
Expired	(8,334)	12.48
Outstanding at June 30, 2015	594,189	$3.27
Exercisable at June 30, 2015	594,189	$3.27

Weighted average fair value of options granted during the nine months ended June 30, 2015		$0.32

Unrecognized compensation expense related to options at June 30, 2015		$-

Average remaining contractual term of options outstanding and exercisable at June 30, 2015 (years)
Outstanding		3.33
Exercisable		3.33

The aggregate of options exercisable as of June 30, 2015 had an intrinsic value or $25,550 based on the closing price of $0.55 per share of our common stock on June 30, 2015.

NOTE 13 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and facilities in Eureka, Nevada and Sparks, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Mineral exploration expenses	$16,050	$3,900	$23,850	$11,700
Other general and administrative expenses	10,500	12,000	31,500	36,000
Total	$26,550	$15,900	$55,350	$47,700

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

Cautionary Note to U.S. Investors: The Talapoosa Technical Report and the PEA use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Talapoosa Technical Report and the PEA in this Quarterly Report on Form 10-Q for informational purposes only and the Technical Report and PEA are not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

The Lookout Mountain Technical Report was modeled and estimated by MDA by evaluating available drill data statistically, utilizing geologic interpretations provided by Timberline to interpret gold mineral domains on cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization, rectifying the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization using geostatistics to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

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

We also completed a six-hole RC drill program on the Windfall target within the Eureka project.  The drilling successfully tested on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall.  Six drill holes completed over a strike length of approximately 3,000 feet intersected gold mineralization consistent with results from over 600 historic drill holes, highlighted by BHWF-40 which intersected 80 feet at 0.09 opt of gold (6.1 m @ 8.79 g/t).

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

In March, 2015, the USFS released a Draft Decision Notice on an EA which, when finalized, will authorize material haulage by BHJV and provides a route for mine support vehicles.  The USFS concluded that the effects of using either of two alternative routes would be mitigated thereby allowing a Finding of No Significant Impacts.  The Draft Decision Notice was subject to a final objection period of 45 days as mandated by federal law.

The USFS received and reviewed four substantive objections to the Draft Decision Notice.  On June 10, 2015, the Forest Supervisor for the Beaverhead-Deerlodge National Forest officially responded by letter that after review, the road use as proposed by BHJV and approved in the Draft Decision Notice was found to be in compliance with applicable laws, regulations, policies, and the Forest Plan.  This review by the USFS was noted to be the final administrative determination of the Department of Agriculture and that no further agency review of the written response to objections is available.  The USFS is now preparing the Final EA and the Decision Notice which is anticipated to be released in the third quarter of 2015.

With receipt of the ROD for the project and the anticipated near-term release of the Final EA and Decision Notice from the USFS, subject to prevailing gold prices, we anticipate that BHJV will post the required bond and re-initiate final pre-development planning and work in the third quarter of 2015.  BHJV has already initiated planning for implementation of mitigation measures identified by the MDEQ in the ROD.  Designs for necessary upgrades to the road have been completed and submitted to the USFS for approval.  Construction can begin shortly after approval of the final designs by the USFS.  When road construction is completed, and all agreed-upon mitigation measures have been implemented, the final permit by the USFS for road use is expected to be granted.  Once approved, and subject to a positive extraction decision by BHJV and seasonal weather conditions, road improvements and final mine construction are expected to be initiated in the second half of 2015.

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

As a company, we are focused on advancing our Talapoosa project.  In May 2015, we finalized a positive PEA, the results of which we announced on April 27, 2015, and we are advancing toward the preparation of a pre-feasibility study for an anticipated open pit mining operation.  Subject to available capital, we also expect to continue exploration programs at the Lookout Mountain and Windfall areas within our Eureka project and at Seven Troughs. The Butte Highlands project in Montana is being advanced by our joint venture operating partner through the final stages of permitting, after which a production decision will be made by our partner.  We believe that management and our board of directors have the knowledge and experience to appropriately advance Talapoosa toward a production decision, and to evaluate other strategic opportunities.

Results of Operations for the three and nine months ended June 30, 2015 and 2014

Consolidated Results

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Exploration expenses :
Eureka	$56,979	$117,458	$552,881	$297,355
Talapoosa	203,466	-	322,142	-
Other exploration properties	31,864	40,180	157,979	112,907
Total exploration expenditures	292,309	157,638	1,033,002	410,262
Non-cash expenses:
Impairment of mineral rights	-	-	426,000	-
Stock option and stock issuance expense	-	-	194,911	-
Depreciation, amortization and accretion	3,650	3,572	10,873	13,839
Total non-cash expenses	3,650	3,572	631,784	13,839
Professional fees expense	72,805	223,607	284,975	360,070
Salaries and benefits	187,202	187,876	508,499	709,370
Interest and other (income) expense	(4,028)	11,575	1,080	67,392
Other general and administrative expenses	129,985	72,198	523,973	281,845
Net loss	$(681,923)	$(656,466)	$(2,983,313)	$(1,842,778)

Our consolidated net loss for the three months ended June 30, 2015 was $681,923 compared to a consolidated net loss of $656,466 for the three months ended June 30, 2014.  The year over year difference is primarily attributed to increased exploration expenditures at Talapoosa in the three months ended June 30, 2015 and decreased other general and administrative fees in the three months ended June 30, 2014 due to a credit for unpaid director fees.  During the three months ended June 30, 2015 we also incurred an increase in Delaware franchise tax expense due to the method of calculation which was significantly impacted by the increase in our authorized number of common shares in order to complete the acquisition of Wolfpack Nevada and our subsequent reverse stock split.  These increases were partially offset by a reduction in legal fees during the three months ended June 30, 2015.  Legal fees were higher in the three months ended June 30, 2014 due to the acquisition of Wolfpack Nevada.  Exploration expenditures during the three months ended June 30, 2015 increased due to the work at Talapoosa, which was primarily related to the completion of the PEA.  Expenses for the advancement of Talapoosa are expected to continue in 2015, subject to adequate funding.

Our consolidated net loss for the nine months ended June 30, 2015 was $2,983,313 compared to a consolidated net loss of $1,842,778 for the nine months ended June 30, 2014.  The year over year difference is primarily attributed to increased exploration expenditures at Eureka and Talapoosa, impairment of mineral rights, non-cash stock option expense related to stock options granted during the 2015 period, and non-cash stock issuance expense, which were partially offset by a reduction in salaries, benefits and legal fees.  Exploration expenditures increased due to drilling and permitting activities at Eureka, including a required archeological survey, and the commencement of work at Talapoosa in the nine months ended June 30, 2015.  Expenses for the advancement of Talapoosa and exploration at Eureka are expected to continue in 2015, subject to exploration results and adequate funding.  In the nine months ended June 30, 2015, we terminated the property lease on the Iron Butte property, resulting in a $426,000 charge to abandonment of mineral rights.  Stock listing fees increased in the nine months ended June 30, 2015 due to additional listing fees incurred for shares issued in conjunction with the Talapoosa property option agreement.  We also incurred an increase in Delaware franchise tax expense due to the method of calculation which was significantly impacted by the increase in our authorized number of common shares in order to complete the acquisition of Wolfpack Nevada and our subsequent reverse stock split.

Financial Condition and Liquidity

At June 30, 2015, we had assets of $17,626,340, consisting of cash in the amount of $352,944; property, mineral rights and equipment, net of depreciation of $15,221,599, and other assets in the amount of $2,051,797.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies.  In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors.     Credit and market disruptions, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, credit facilities or debenture issuances in order to continue as a going concern.

At June 30, 2015, we had working capital of $392,761.  As of the date of this report, we have no outstanding debt and a cash balance of approximately $200,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, joint venture agreements, sales of non-core assets, credit facilities or debenture issuances, or other strategic transactions.

We are working to increase our working capital by decreasing our expenditures.  We have implemented significant across-the-board salary reductions; curtailed discretionary exploration expenditures; and reduced professional fees and other general and administrative expenditures.  We are also working to increase our working capital by exploring multiple financing alternatives.

We recognize that we will not be able to execute our operating plans with our current cash balances.  However, with our current cash balance, our expected ability to acquire additional capital and complete necessary financing transactions, and our ability to curtail discretionary exploration expenditures as needed, we believe that we will have sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Additional capital may be obtained through financing transactions such as asset sales, equity investments, joint ventures, debt facilities, or other types of strategic arrangements.

We plan, as funding allows, to follow up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of milling and other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are currently revising our corporate and exploration budgets with a focus on the advancement of the Talapoosa pre-feasibility study.  Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses through the end of fiscal 2015, and we will require additional funding and reductions in exploration and administrative expenditures.

As a potential future source of cash flow our Butte Highlands project continues to be carried to production (as defined in the joint venture agreement). Regulatory delays in permitting have resulted in deferred receipts of anticipated cash flow.  If and when extraction of mineralized material begins, we expect to realize income from our 20% share of project cash flows, with potential increased income after initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income is expected to fund some of our future exploration expenditures, we do not anticipate that it will be sufficient to fund all such activities and that additional financing will still be necessary to fund our other exploration activities, or those activities will have to be curtailed.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  Without additional financing, we would have to significantly curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

Date:  August 5, 2015

By:  /s/ Randal Hardy

       ___________________________________

       Randal Hardy

       Chief Financial Officer

       (Principal Financial and Accounting Officer)

Date:  August 5, 2015

25