Form 10-K
period 2015-09-30
Timberline Resources Corp
filed 2015-12-29
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $6,182,388. This figure is based on the closing sale price of $0.65 per share of the Registrant’s common stock on March 31, 2015 on the NYSE MKT.

Number of shares of Common Stock outstanding as of December 21, 2015:  13,331,945

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2016 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

TABLE OF CONTENTS

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 1A.

RISK FACTORS

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS

14

ITEM 2.

DESCRIPTION OF PROPERTIES

14

ITEM 3.

LEGAL PROCEEDINGS

34

ITEM 4.

MINE SAFETY DISCLOSURES

34

PART II

35

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

PURCHASES OF EQUITY SECURITIES

35

ITEM 6.

SELECTED FINANCIAL DATA

36

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

36

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

41

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

42

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

62

ITEM 9A.

CONTROLS AND PROCEDURES

62

ITEM 9B.

OTHER INFORMATION

62

PART III

63

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

63

ITEM 11.

EXECUTIVE COMPENSATION

63

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

63

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

63

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

63

PART IV

63

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

63

SIGNATURES

66

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

•

risks related to our Talapoosa Project, Eureka and other acquired growth projects;

•

risks related to our business model;

•

risks related to our acquisition of Wolfpack Gold Corp.;

•

risks related our acquisition of the Talapoosa option;

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

On September 13, 2015, we signed a non-binding Letter Agreement ("Letter Agreement") with Waterton Precious Metals Fund II Cayman, LP (together with its subsidiaries and affiliated and associated entities, "Waterton").  Waterton offered to acquire all of the issued and outstanding shares of our common stock for cash consideration of US$0.58 per share (the "Transaction").  In connection with the Transaction, Waterton subscribed for 1,331,861 common shares of Timberline on a private placement basis at a price of $0.375 per share for total proceeds of $499,447.87.  The private placement was not contingent on completion of the Transaction, and Waterton will have the right to maintain its pro rata ownership position in us in the event the Transaction is not completed.

On December 3, 2015, we announced that the exclusivity period granted to Waterton under the Letter Agreement had expired, and while Waterton is continuing certain due diligence activities, the Transaction as previously proposed had been withdrawn by Waterton.  We are reviewing strategic alternatives, and discussions between us and various parties, including Waterton, continue.

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

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our Vice President of Business Development and Technical Services, Paul Dircksen, as well as our Vice President of Exploration, Steven Osterberg, have experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

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

Portions of our mineral properties at September 30, 2015 are owned by third parties and leased to us, as outlined in the following table.

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

Our Offices and Other Facilities

We currently maintain our administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814.  The telephone number is (866) 513-4859 (toll free) or (208) 664-4859.  We also maintain field offices and warehouse space at 55 Freeport Blvd, Sparks, NV  89431 and 901 S. Main Street, Eureka, NV  89316.

Our Employees

We are an exploration company and currently have 4 employees, including certain officers and directors.  Management expects to hire staff and additional management as necessary as implementation of our business plan requires.

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

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015.  In 2013, gold traded between approximately $1,694 and $1,192 per ounce, based on the London PM Fix Price.  In 2014, gold traded between approximately $1,385 and $1,142, and in 2015 to date, gold has traded between approximately $1,296 and $1,080 (based on the London PM Fix Price). The price of gold based on the London PM Fix Price was $1,079 on December 21, 2015.

In 2013, the price of silver per ounce ranged from approximately $18.61 to $32.23, based on the London Fix Price.   In 2014, the price of silver ranged from approximately $15.28 to $22.05 per ounce, and in 2015 to date, silver has traded between approximately $14.27 and $18.23 (based on the London Fix Price).  The price of silver based on the London Fix Price was $14.20 on December 21, 2015.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include engaging in a strategic transaction which may include selling the Company or any or all of its assets, entering into joint venture arrangements regarding our assets, financing our future operations through sales of our common stock and/or debt and/or the eventual profitable exploitation of our mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

•

$4,372,448 for the year ended September 30, 2015;

•

$2,777,886 for the year ended September 30, 2014;

•

$3,724,582 for the year ended September 30, 2013; and

•

$7,171,572 for the year ended September 30, 2012;

We had an accumulated deficit of approximately $49 million as of September 30, 2015. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.   We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration.  A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Corvus Gold Inc. (KOR.TO), Pilot Gold Inc. (PLG.TO), Gold Standard Ventures Corp. (GSV), Rye Patch Gold Corp. (RPM.V), Canamex Resources Corp. (CSQ.V), Solitario Exploration and Royalty Corp. (XPL), and Mines Management (MGN).

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had three independent directors on our board of directors (William M. Sheriff, Robert Martinez and Leigh Freeman).  We have formed three committees to ensure our compliance with the requirements of the NYSE MKT.  We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.”  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes and will meet the specific requirements of the NYSE MKT.

Dependence on Key Management Employees

The nature of both sides of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace, depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Kiran Patankar, Randal Hardy, and Steven Osterberg. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, our shareholders have approved our 2015 Stock and Incentive Plan so that we can provide incentives for our key personnel.

We may not realize the benefits of the Talapoosa, Eureka and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral projects.  We have a large number of such projects, including the Talapoosa project and the Eureka project.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks, and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

As part of our business model, we pursue a strategy that may cause us to expend significant resources exploring properties that may not become revenue-producing sites, including the Lookout Mountain project.

Part of our business model is to pursue a strategy which includes significant exploration activities, such as proposed exploration and, if warranted, development at the Talapoosa project and proposed exploration at the Eureka project.  Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated.  We may spend significant resources exploring and developing the Talapoosa project and the Eureka project and gathering certain geologic information only to determine that the project is not capable of being a revenue-producing property for us.

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

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale and issuance of additional shares, including, but not limited to, raising finances to explore our properties. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares and stock unit awards as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options, stock unit awards, and warrants granted that are exercisable into 1,877,615 common shares. If all of these were exercised or converted, these would represent approximately 12% of our issued and outstanding shares. If all of these options, stock unit awards, and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

As of December 2015, we have acquired mineral prospects for exploration in Nevada and Montana mainly for target commodities of gold and silver. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us.  Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered, and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

Eureka (Battle Mountain/Eureka Trend)

We acquired the Eureka property as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010.  Eureka comprises an area of approximately 16,000 acres.  The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in the Eureka Mining district within the Battle Mountain – Eureka Mineral Trend, also referred to as the Cortez Trend.

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

We pay federal and county claim maintenance fees on the Eureka property.  The federal claim fees are due to the BLM by September 1st each year, and the remainder is due to Eureka County by November 1st each year.  The following table summarizes the claims and royalties for the Eureka property:

Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20 year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.	Unpatented	373	6,368 acres
Trail Timberline holds title	Unpatented	30	620 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	1,850 acres
Hoosac 4% NSR	Unpatented	124	1,250 acres
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR	Unpatented	94	1,850 acres
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc.	Unpatented	16	298 acres
Silverado/TL 12 1%-3% NSR	Unpatented	47	947 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2)	Unpatented	111	1,488 acres
1% NSR	Patented	6
Windfall Timberline holds title; 4% NSR	Patented	21	165 acres
New York Canyon Timberline holds title; 4% NSR	Unpatented	45	862 acres
3-5% NSR	Patented	2
Total Unpatented Lode Claims		948	15,698 acres
Total Patented Lode Claims		31

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

The Secret Canyon/Oswego, South Ratto, and New York Canyon projects are owned by us subject to royalty agreements.  Net smelter return royalties (NSR) of 4% exist on the projects.  The Heiro-Syracuse claim group is subject to a 1% NSR.

The Hamburg Ridge project is composed of the Hoosac, North Amselco, and South Rustler/W claim groups.  The Hoosac and North Amselco claims are owned by us and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc.  No payments are due under the lease agreement.  The South Rustler/W-Claims are owned by DFH Co.  We currently pay all of the claim maintenance fees for all of these claims.

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

Historic Exploration:  1970’s to 1990’s

The most significant exploration on the Eureka property has been the drilling programs mounted over recent years.  Drilling on the Hoosac and Windfall claims date from Norse-Windfall (63 holes, 1970s-1980s), Amselco (8 holes, mid-1980s), Tenneco (18 holes, 1989-1991), Pathfinder (18 holes, 1993), and Pathfinder/Cambior (36 holes, 1995-1997).  On the Lookout Mountain claim group, drilling programs began with Amselco (296 holes, 1978-1985) followed by the Windfall group (20 holes, 1986), EFL Gold Company (10 holes, 1990), Barrick (40 holes, 1992-93), and Echo Bay (70 holes, 1994-95).  The drilling programs were conducted concurrent with and guided by extensive geologic mapping, geochemical rock and soil sampling programs, and air and ground geophysics.  Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury anomalies in soil and rock.

The methods of collection and analyses of some historical soil and rock samples were not always available in the data, but it is likely that the samples were collected, documented, prepared , and analyzed to the standards of professional diligence and analytical techniques applicable at the time.  The importance of a geochemical-geological exploration approach is evidenced by the fact that the drilling of many such anomalies has resulted in significant indications of disseminated gold mineralization.  The Windfall, Rustler, and Paroni deposits on the Windfall claims and the Lookout Mountain deposit were discovered by drilling soil and rock anomalies in permissive structural and stratigraphic settings.  Drill testing of several geochemical anomalies in permissive geological settings has also resulted in the discovery of several additional promising zones of gold mineralization on the Hamburg Ridge, Windfall, and Lookout Mountain claim groups.  As yet, these zones have not been fully tested.

Amselco Exploration began exploring the Lookout Mountain project in 1978, conducting extensive geologic mapping, soil and rock sampling and an initial 15-hole reverse circulation drilling program which tested gold mineralization along the Ratto Ridge Fault and associated geochemical anomalies and jasperoids developed along the N-S trending Ratto Ridge.  This drilling discovered significant sediment-hosted disseminated gold mineralization at depth.  Amselco drilled 296 holes between 1978 and 1985, also discovering five areas of gold mineralization along Ratto Ridge which contain partially developed gold resources.  These areas are located at South Lookout Mountain, Pinnacle Peak, Triple Junction, South Ratto Ridge, and South Adit.  In 1986, while Amselco was in process of becoming BP Minerals, Amselco management decided that the Lookout Mountain deposit was not of further interest even though their geologists reportedly believed the deposit had significant potential.  The property was optioned to a joint venture of three companies which then owned Norse-Windfall Mines.

In 1990, EFL Gold Mines took bulk samples from the floor of the Lookout Mountain pit.  These samples returned assays values ranging from 0.10 to 0.135 oz of gold/ton.  EFL also drilled nine holes, two of which, drilled 500 feet (152 meters) into the floor of the pit, showed both oxide and sulfide gold mineralization.

During the period 1992-1993, Barrick completed geologic mapping, took more than 500 soil samples to expand and fill in Amselco’s soil grid, and drilled 42 widely spaced holes, primarily along Ratto Ridge.  Drilling targeted favorable stratigraphy at depth near fault intersections.  Barrick discovered that geochemical anomalies are apparently controlled by E-NE and N-NW to NW trending cross structures which intersect the N-S trending Ratto Ridge Fault.  Much of the Barrick work focused on the potential in Cambrian Dunderberg Shale  and Hamburg Dolomite east of the Ratto Ridge Fault, and potential in the Devonian Nevada Group, especially the Bartine Limestone west of the fault.  Outcrops of Bartine Limestone in the area show weak gold mineralization, strong alteration, and anomalous pathfinder element geochemistry.  Barrick drilled 42 holes to a maximum depth of approximately 1,300 feet and encountered several gold intercepts.

Work by Barrick also included air and ground geophysics and a stratigraphic and geochemical study in conjunction with geologic mapping to develop and prioritize several target areas.  Approximately 800 rock samples were collected and had high-quality multi-element ICP, graphite furnace analyses at MB Associates in California, and ICP and neutron activation analysis at Activation Laboratories in Canada.  However, geological and geochemical targets, or additional drilling in areas of known mineralization previously discovered by Amselco found insufficient mineralization to meet Barrick’s objectives.  It should be noted that the potential for mineralization west of the Ratto Ridge crest has not been explored adequately.

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

Exploration :  2005 to 2010 (Staccato Gold)

Staccato Gold advanced exploration of the Eureka property and completed drilling between 2005 and 2007, and in follow-up initiated a comprehensive work program in June 2008 which included geologic modeling of all drilling results.  This modeling included structural and stratigraphic controls to mineralization, additional density determinations, and new drilling and metallurgical test data.  Results of this work were incorporated into subsequent exploration work completed since 2008.

From 2005-2007 core drilling programs at Lookout Mountain completed by Staccato Gold provided data to better define stratigraphy in the higher-grade breccia-hosted gold zones at the Lookout Mountain pit, and discovered new areas of mineralization.  The core drilling and a drill hole re-logging program demonstrated the stratabound nature of gold mineralization in thick zones of collapse breccia within carbonate rock flanking the Ratto Ridge structural zone.  Metallurgical and other technical characteristics of known mineralization were subsequently investigated at Lookout Mountain.

In October 2009, Staccato Gold also initiated work at the Windfall Project including detailed mapping and sampling programs and completed a ten-hole drill program totaling 8,030 feet.  The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralized area.  The Windfall project is one of several prospective gold projects on our extensive Eureka property in Nevada.

Results from the surface mapping program, review of historic production and geologic maps, and drilling indicate that high-grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The 2009 drill program tested approximately 3,600 feet of strike length of the Windfall fault zone with wide spaced drilling.  The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet based on historic data.

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

Eureka Exploration:  2010 to present (Timberline)

We are of the opinion that the Eureka property has excellent potential for continued exploration success both at the deposit scale and on the regional scale.  The current Lookout Mountain mineralization is defined over a relatively small area at the north end of a mineralized structural corridor that extends up to 4 to 5 kilometers (2.5 to 3 miles) in strike length. This structure hosts several areas of drill indicated mineralization and the exploration potential in this corridor is strong, as evidenced by historic drilling, and soil and rock geochemical analyses.  The Lookout Mountain mineralization itself is open for expansion at depth and along strike, especially to the south. Regionally, several other target areas also exist where historic production and exploration have occurred, but only limited systematic exploration has been conducted.

The Lookout Mountain project and Windfall project areas have now been mapped and sampled including a detailed program conducted over the main mineralized areas.  The principal objectives of the mapping and sampling program were to characterize offsets along the main mineralized fault zones at Windfall and Lookout Mountain, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil anomalies.  The mapping program, combined with surface sampling and acquisition of historic data, has provided a clearer understanding of the structures along the Ratto Ridge and Windfall areas, as well as identified several significant new exploration target areas.

Over 400 drill holes have been re-logged along Ratto Ridge at Lookout Mountain to ensure geologic consistency with surface mapping.  Based on this work, new geologic cross sections and plans were constructed for the entire Lookout Mountain deposit.  Geologic grade shells have also been built, and construction of a 3-D model of the geology based on the results of historic drill re-logging and mapping efforts was completed.  This new work led to an updated mineral estimate that resolved past technical issues and provides a basis for potentially advancing the property into the scoping/pre-feasibility study phase following additional drilling.

An exploration Plan of Operations has been approved by the BLM and the State of Nevada Department of Environmental Protection (“NDEP”) for the Lookout Mountain project.  The Plan of Operations calls for approximately 266 acres of disturbance that can be accessed for use in a phased approach, and covers the entire Ratto Ridge structural zone.  The Plan of Operations will allow us to complete additional infill, metallurgical, and exploration drilling necessary to advance the development of the Lookout Mountain project.

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka property.  Program objectives were to obtain sufficient data to prepare an NI 43-101 compliant technical report at Lookout Mountain, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets.  In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

•

16,675 feet of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•

46,965 feet of  reverse circulation (RC) drilling directed primarily at resource in-fill and definition drilling;

•

Drill testing of high-grade sulfide lenses within the oxide mineralization to better understand the geologic controls and geometry;

•

Initial metallurgical testing on core samples to define heap leach characteristics and process parameters;

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

The Technical Report was modeled and estimated by MDA by statistical evaluation of available drill data utilizing geologic interpretations provided by Timberline.  The geologic interpretations were used to constrain gold mineral domains on vertical cross sections spaced at 50- to 100-foot intervals across the extents of the Lookout Mountain mineralization.  The cross sections were rectified to the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization geostatistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

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

During the year ended September 30, 2013, we completed our exploration program initiated in 2012 at Lookout Mountain.  This program focused on providing data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly water monitoring, and installation of three monitoring wells. Scoping-level investigations for location of site facilities (heap leach pads, mine rock storage, access roads) have also been prepared in advance of a potential Preliminary Economic Assessment (“PEA”) of the project. Assay results from drilling during the 2012 exploration program were incorporated into an NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on April 11, 2013 (“2013 Technical Report”).

Exploration activities at Eureka were curtailed during 2014 as a result of the limited availability of capital.  To reduce ongoing expenses, we consolidated our Elko field office into our Eureka facility and limited the exploration program.  The limited program did include geochemical waste rock environmental characterization, independent metallurgical testing, and continued monitoring of water quality, and definition of hydrologic work plans.  In addition, geologic mapping, and stratigraphic and structural analyses have been completed along with rock and soil sampling in selected detailed areas.  This activity has resulted in identification of new targets characterized by anomalous mineralogy and trace element geochemistry as indicators of possible gold mineralization.

In fiscal 2015, the company completed a ten -hole drill program on priority targets.  Four holes were drilled at Lookout Mountain to confirm a previously recognized partial drill intercept of higher grade gold mineralization at depth.  This higher grade mineralization is associated with the previously defined zone along Ratto Ridge of near-surface, low-grade gold mineralization.  The f our drill holes were offset approximately 140 feet from a single previous partial intercept.  The geology in the holes is stratigraphically well correlated with gold intercepts occurring in mineralized collapse breccias similar to previous gold intercepts in the pyritic Dunderberg Shale-Hamburg Dolomite contact zone.  The four intercepts are thought by Timberline geologists to be related to a higher grade feeder system as recognized in many Carlin-type systems.   Highlights of 2015 Lookout Mountain drilling include 65 feet @ 0.09 ounces of gold per ton (opt) (19.8 meters (m) @ 3.22 grams of gold per tonne (g/t)), including 25 feet @ 0.14 opt (7.6 m @ 4.93 g/t), in BHSE-171.  Three of four recently drilled Lookout holes intercepted >3 g/t gold over lengths of approximately 15 to 25 feet.

At Windfall, six holes were drilled in 2015 to test on-strike, offset, and down-dip extensions of gold mineralization along approximately 3,000 feet of strike length within which historic mining occurred.  All six drill holes encountered gold mineralization.  Highlights include 80 feet @ 0.09 opt of gold (24.4 m @ 3.04 g/t gold), including 20 feet @ 0.26 opt (6.1 m @ 8.79 g/t) in hole number BHWF-40 at Windfall.  Four of six near surface Windfall drill holes intercepted >1 g/t gold over lengths of 40 to 90 feet.

There are no proven and probable reserves as defined under Guide 7 at the Eureka property and our activities there remain exploratory in nature.

In the current difficult commodities environment, it is anticipated that work plans for fiscal 2016 will be limited to low cost surface exploration which may include geophysical surveys to refine new priority targets.  No drilling is planned at present.  We also expect to complete geologic modeling at Windfall to assess the grade and continuity of known gold mineralization.   The expenditures for this work program are discretionary and may be scaled back depending upon the availability of capital.  For further details on the exploration budget for the Eureka Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Eureka Property Plans and Budget.”

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

ICBM Project

The ICBM Joint Venture Project (Timberline/Barrick) is located in the Battle Mountain Mining District, Lander County, Nevada.  The land position consists of 526 hectares (1,300 acres) on BLM-administered lands.  The drilling to date has demonstrated that mineralization is present and is localized along the contacts of Cambrian sediments and altered granodiorite.  This style of mineralization is being mined at Newmont’s Fortitude/Phoenix complex to the south.  We acted as operator of the joint venture through November 2013 maintaining a 72% interest in the project, with Barrick Gold holding the remaining interest.

In December of 2013, an agreement was entered between the ICBM Joint Venture and Americas Gold Exploration, Inc. (“AGE”), to continue exploration at the project.  Under the terms of the agreement, AGE may earn up to 76.6% ownership in the property by making certain exploration expenditures over a four-year period.   AGE also assumed the role as operator of the joint venture.

As of September 30, 2015, we do not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

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

The White Rock property is an exploration project encompassing a large, low grade, structurally controlled epithermal gold system with similarities to other well-known Nevada gold deposits such as Sleeper, Paradise Peak, and Aurora/Borealis.  Historical exploration during the period from 1988 to 1994 validated widespread gold mineralization within the property.  Since acquiring the property, we have completed detailed geologic mapping, soil and rock chip geochemical sampling, a ground magnetics survey, and spectrophotometry surveys.  Based on results of those surveys and prioritization of our projects, we determined that an impairment in the value of our White Rock project existed at September 30, 2014, with the entire carrying value amount of $100,000 written off as impairment of mineral properties.  Due to the difficult commodities market, we did not have sufficient capital to continue with any further exploration and returned the property to the underlying owners in October 2014.

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

Due to the on-going difficult commodities market in 2015, we did not have sufficient capital to maintain the property and continue with any further exploration.  As such, we subsequently returned the property to the underlying owner in July, 2015.

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

We are under no obligation to make exploration expenditures at Seven Troughs.  Since acquiring the property, we have however initiated the compilation of historic mine workings data and completed limited geologic mapping, geochemical sampling, and spectrophotometry survey within the district.  During 2014, the historic mine workings have been compiled into an electronic 3-D model.  Exploration activity during 2015 was restricted to target development based on geologic data collected and compiled in 2014.  Drilling will await until adequate available capital exists to fund a program.

As of September 30, 2015, we do not consider Seven Troughs to be a material property and no material expenditures are planned at this time.

Iron Butte/Dave Knight Mineral Properties

During the year ended September 30, 2013, we announced that we had entered into a Lease and Option-to-Purchase Agreement (the "Knight Agreement") to evaluate, explore, and develop a package of mineral claims in Nevada comprised of six separate properties, including the Iron Butte Project.  The properties, primarily focused in the productive gold trends of central Nevada, were acquired from David Knight, a well-known and respected Nevada professional geologist.  All of the leased properties exhibit anomalous gold values in outcrop or in historic drill holes.

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

No cash payments were required under the Knight Agreement until March 2015 when annual advance royalty payments of $25,000 would commence.  The option to purchase the claims, subject to the reservation of a royalty, would be exercisable at any time prior to March 2017.  The purchase price for the claims would include a cash payment of $2,000,000, not due until March 2017.  The Knight Agreement would not require any annual work commitments, and provides a first right of refusal on certain other Nevada properties controlled by Mr. Knight and currently under lease to third parties.

With limited availability of capital since entering the Knight Agreement, exploration activities during 2013 and 2014 were limited to geologic mapping and re-evaluation of the project geologic models.   Due to the on-going difficult commodities market in 2015, we did not have sufficient capital to maintain the properties and continue with any further exploration.  As such, we subsequently terminated the Knight Agreement and returned all six properties to the underlying owner in February 2015.

Castle Black Rock/Other Wolfpack Gold Properties

With the acquisition of Wolfpack Gold, we acquired several mineral properties including Castle Black Rock.  Castle Black Rock comprises 117 mining claims under lease from Seabridge Gold.  The property is situated within the Walker Lane gold belt which is a 50-mile wide northwest-southeast trending zone of right lateral and associated normal faults which tapped deep-seated magmatic and hydrothermal fluids.  Faulted and folded Paleozoic sedimentary rocks are intruded by Mesozoic plutonic rocks, with local thick sequences of overlying Miocene volcanics.  At Castle Black Rock, epithermal-style gold mineralization is generally hosted within the volcanic rocks and is concentrated in four zones.

A small-scale open pit and heap leach mine operated at the site in 1988 by privately held Falcon Exploration Ltd.  In 2000, previous owners engaged Bikerman and Associates who calculated an estimate of the mineralized material to be approximately 193,000 ounces of gold at an estimated grade of 0.014 ounces of gold per ton using a 0.007 ounces per ton cut-off grade.

Subsequent to acquisition of the Castle Black Rock property, we completed a due diligence review which included organization of the historic data and review of exploration work completed to-date.

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

Although Timberline management believes the Castle Black Rock property has exploration potential, the lease agreement with Seabridge Gold was dropped in order to direct capital to higher priority projects during the ongoing period of a continuing difficult commodities market.  Unpatented claims on six of the properties acquired from Wolfpack were also dropped for similar reasons.  Nine patented claims owned by Timberline on two of the other properties were held.

Two of the properties acquired from Wolfpack, Maggie Creek and Gilbert South were, optioned to Rennaissance Exploration, and we retained a royalty.  The option agreements specify that Timberline will receive a 1.0% NSR upon production from Renaissance Exploration who has the right to buy down the entire 1% NSR royalty on each property for US$1.5 million or fractions thereof at equivalent cost (1.5/1).

Talapoosa Project

In March, 2015, Timberline completed a Definitive Agreement (“Agreement”) with Gunpoint Exploration Ltd., Gunpoint Exploration US Ltd., and American Gold Capital US Inc. (collectively “Gunpoint”) to acquire an option to purchase Gunpoint’s 100% owned Talapoosa property (the “Property”) for a period of thirty months from the effective date of the Agreement.  During the option period, the Agreement grants Timberline the exclusive and irrevocable option to purchase all of Gunpoint’s interest in the Property.  In consideration thereof, Timberline agreed to pay Gunpoint $300,000 in cash and to issue 2,000,000 shares of Timberline’s common stock, to be vested in 500,000 share increments at 6 months, 12 months, 18 months, and 24 months from the effective date of the closing of the option acquisition transaction.  In addition, during the thirty-month option period, Timberline assumes responsibility for the payment of all property holding costs.

Within 90 days of exercise of the option granted in the Option Agreement, Timberline agrees to pay Gunpoint $10,000,000 in cash as consideration for purchase of the Property.  In addition, Gunpoint’s parent company, will retain a 1% NSR on the mineral production from the Property, subject to a purchase option by Timberline for $3,000,000.

In addition to terms of the Agreement, Timberline has agreed to provide contingent consideration to Gunpoint’s parent company based on the future price of gold.  For a period of five (5) years following the exercise of the option, should the daily price of gold (as determined by the London PM Fix) be fixed at U.S. $1,600 per ounce or greater for a period of ninety (90) consecutive trading days (“Trigger Event”), Timberline will pay Gunpoint’s parent company an additional payment of $10,000,000, comprised of cash and potentially, at Timberline’s discretion, shares of Timberline’s common stock within 90 days of the date that the Trigger Event is deemed to have occurred.

The Talapoosa property has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

Property Description

The Property is located in the Talapoosa mining district in northwestern Nevada.  The district lies in Lyon County about 28 miles in a straight line east of Reno, Nevada, straddling the boundary between T18N and T19N, R24E, Mount Diablo Base and Meridian.  Talapoosa lies on the eastern and southeastern flanks of the Virginia Range, one of the ranges of the Basin and Range Province.

The area containing mineralized material at Talapoosa is centered immediately south of a cluster of old mine workings in the SE/4 Section 3, T18N, R24E

Claims and Leases

American Gold Capital US Inc. (“American Gold”) is a corporation incorporated under the laws of Nevada, is a wholly-owned subsidiary of Gunpoint Exploration Ltd, and is the registered claim holder.  All mining claims and mineral leases are in good standing and all taxes haves been paid in full.  The option agreement covers approximately 14,870 acres of land comprising a combination of US Bureau of Land Management (“BLM”) claims, fee lands, and water rights.

American Gold is the underlying owner of 509 unpatented mining claims at Talapoosa.  In addition, through a lease with Sierra Denali Minerals Inc. (Sierra Denali Minerals), American Gold leases 26 unpatented lode claims.  American Gold also owns fee land located in the project area. American Gold also leases property from the Sario Livestock Company and from Nevada Bighorn Unlimited.  The claims, leased fee land, and fee land owned by American Gold are contiguous.

American Gold is the registered, legal and beneficial owner or leassee of the Talapoosa Claims free and clear of any encumbrances, agreements, adverse claims, royalties, profit interests or other payments in the nature of a royalty, recorded or unrecorded, except:

•

The unpatented mining claims are located on land controlled by the US Department of the Interior Bureau of Land Management (BLM), which required annual mining claim maintenance fees to be timely paid by August 31, 2015 and a notice to hold mining claims to be timely recorded in the Official Records of the Lyons County Recorder’s Office by October 31, 2015.

•

Gunpoint acquired all of the issued and outstanding shares of American Gold US on November 26, 2010 from American Gold, a wholly-owned subsidiary of Chesapeake Gold Corp. (Chesapeake) pursuant to an acquisition agreement (the Acquisition Agreement) made between Gunpoint, American Gold, and Chesapeake, and dated June 15, 2010 as amended July 15, 2010 and November 10, 2010.

•

Pursuant to the terms of the Acquisition Agreement, Chesapeake’s subsidiary American Gold was issued 31,977,899 common shares in the capital stock of Gunpoint, representing approximately 81.8% of the then issued and outstanding shares of Gunpoint in satisfaction of the purchase price of the shares of American Gold.

American Gold owns 509 unpatented mining claims at Talapoosa located in Sections 2, 3, 4, 5, 8, 9, 10, 11, and 14 of T18N, R24E and Section 6 of T18N, R25E and Sections 20,22,26, 28, 32, 34, and 36, T19N, R24E, Mount Diablo Base and Meridian of which two are located on the resource area. In addition, through a lease with Sierra Denali Minerals Inc. (Sierra Denali Minerals) described below, American Gold leases 26 unpatented lode claims in Sections 2, 3, and 11, T18N, R24E and Section 34, T19N, R24E, of which nine are located on the resource area.

American Gold also owns fee land consisting of the N/2 Section 3 and the N/2 S/2 Section 3, T18N, R24E, excluding certain public lands within this section, which is located on the resource area. The annual property taxes haves been timely paid to Lyon County Treasurers Office and are considered current.

American Gold leases Sections 27 (excepting a 50 ft-wide road easement), 29, 33, and 35, T19N, R24E from the Sario Livestock Company. American Gold also leases Section 21 and 23, T19NR24E from Nevada Bighorn Unlimited. Their leases are not located on the resource area.

The claims, leased fee land, and fee land owned by American Gold are contiguous.

Talapoosa Mining, Inc. leased 26 unpatented mining claims from the estates of Alexander von Hafften and Sebelle Harden von Hafften in a lease originally dated July 14, 1990, and amended on August 25, 1998. These claims are now owned by Sierra Denali Minerals and leased by American Gold. Based on the 1998 amendment, the annual minimum payment was $75,000; however, until payment of a production royalty begins, the minimum annual payment due was $25,000 with the difference to be considered a deferred payment until commencement of production royalty payments. As described by Devenyns (2007), “beginning in the first lease year following the commencement of production royalty payments from the Project, the deferred payments would be paid at the rate of $75,000.00 per year from proceeds of products mined from the entirety of the Project until the total of the deferred amounts was paid. Payments of the deferred amounts were in addition to the minimum payments.” As of July 14, 2014, including the deferral of $40,000 of that year’s minimum annual payment, the current total deferral amount is $760,000. Annual mining lease payments have been timely made and the mining lease is considered to be in good standing.

The owners will receive a 5% net smelter return (NSR) production royalty with credit for one-half of the annual payment. The original term of the lease was for 10 years with the opportunity to extend it for two additional five-year periods.

A second amendment of mining lease was entered into effect July 13, 2010 which contained the following terms:

•

The parties to the lease are now Sierra Denali Minerals and American Gold.

•

The lease term is extended by 10 years from July 14, 2010 and may be extended for two additional five year periods, provided the Project has commenced production and continues to pay production royalty and deferred payments.

•

The owner was paid $10,000.00 for signing the extension of the lease and $25,000.00 for the payment due July 14, 2010 with $50,000.00 being credited to the deferred payment balance. Note: these payments have been made.

•

Beginning with the payment due July 14, 2011 and thereafter, the minimum payment of $35,000 per year with $40,000 per year being considered a deferred payment.

•

Acknowledgement that through July 14, 2010, the deferred payment balance is $635,000.00, Which has since been re-calculated to be $760,000 through July 14, 2014.

Accessibility, Physiography, Climate, Infrastructure

Year-round access to the Talapoosa district from Reno is via Interstate 80, east approximately 30 miles to Fernley, then south on US Alternate 95 for 13 miles to Silver Springs.  The property sits immediately northwest of Silver Springs and may be accessed by traveling county, and local gravel roads along two route options for approximately 4 miles to the approximate center of the district and the area of the Talapoosa mineralized material. Access to the Property is available year round if required.

Talapoosa lies on the eastern and southeastern flanks of the Virginia Range with elevations ranging from 4,400 ft. at the valley floor to 6,500 ft. on the higher surrounding hills, with an elevation of approximately 5,300 to 5,500 ft. at the Project site.

The region of the Project is characterized as a high-desert environment with sparse vegetation, situated in the rain shadow of the Sierra Nevada to the west.  The climate at Talapoosa is moderate and conducive to 12-month exploration or mining operations.  Summers are hot and dry with temperatures commonly reaching or exceeding 90°F with the average around 78°F.  Winter weather is moderate with highs of 45ºF and lows around 20°F with an average of 32°F.  Annual precipitation is estimated to be approximately 13.4 in., of which snowfall accounts for about one-third and rarely remains on the ground longer than a few days.  Annual evaporation rates are estimated to be about 50 in. per year.

The Project is located approximately 45 miles in road distance from Reno, whose metropolitan area has a population of approximately 225,000, and 30 miles in road distance from Nevada’s capital, Carson City, with a population of approximately 55,000.  The Reno / Sparks area is the closest major metropolitan area.  Other population centers that are in the vicinity of the project are as follows:

•

Silver Springs – Located approximately 4 miles southeast of the Project with a population of approximately 5,000.

•

Fernley – Located approximately 18 miles northeast of the Project with a population of approximately 19,000.

•

Yerington – Located approximately 30 miles south of the Project with a population of approximately 3,000.

•

All centers provide excellent sources of skilled and unskilled labor, professionals, and most services needed for a mining operation.

Reno has an international airport with numerous regional flight schedules daily.  Silver Springs has a regional airport with a single 7,200 ft. military grade landing strip.  A light-duty commercial power line passes through the Project running from the southern end of the Property.  Upgrades to the electric infrastructure will be required to advance the Project.  It is anticipated that a new power line will be constructed along the same alignment as the existing power line and will be extended approximately 2.5 miles to the plant area.  A natural gas pipeline passes approximately 2 miles nearby the property and crosses one of the two access routes and offers an alternative power supply opportunity for the project.

Water supply for the project is expected to be leased from groundwater owners in the Silver Springs valley.  Previous engineering studies have identified suitable areas for plant and ancillary facilities and also heap leach pad and waste disposal.

Geology

The Project lies in the western Basin and Range Province, a structural province of generally north-trending mountain ranges and intervening valleys formed by regional extension during Tertiary time. The Sierra Nevada on the California-Nevada border forms the western margin of the province. The eastern slope of the Sierra Nevada is cut by major north-trending normal faults that form north-trending mountain ranges (Moore 1969). The Virginia Range, on whose east flank the Project is located, along with the Pine Nut Mountains, Wellington Hills, and Sweetwater Range to the south, forms one of four master fault-block ranges of this type that can be considered north-trending spurs of the Sierra Nevada.

The rocks of the Sierra Nevada in this region are predominantly granitic intrusions of the Mesozoic Sierra Nevada batholith. Older Mesozoic metavolcanic and metasedimentary rocks, thought to be predominantly Late Triassic and Early Jurassic based on fossil evidence (Moore 1969), are preserved as roof pendants and septa within the batholithic intrusions.

Miocene and younger volcanic rocks overlie the Mesozoic intrusions in this part of western Nevada. Late Miocene rhyolitic tuffs with some interbedded rhyolitic lava and vesicular basalt form the base of the volcanic sequence, overlain by Miocene-Pliocene, predominantly dacitic and andesitic volcanic and related intrusive rocks with interbedded sedimentary rocks. Interbedded with and overlying the intermediate volcanic rocks throughout this region are Pliocene sedimentary rocks that were deposited by lakes and streams in isolated basins adjacent to topographic highs. Late Pliocene to Pleistocene basaltic rocks, primarily lava flows, are widespread throughout the region, and represent the youngest episode of volcanism and are post-mineralization.

Cenozoic faulting, tilting and warping associated with regional extension that resulted in the Basin and Range Province are the most recent and conspicuous structural features of the region. While the extension is manifested by a predominantly north-trending structural grain with normal faulting, in this part of western Nevada there is also the northwest-trending Walker Lane trend with oblique and strike-slip faulting and Cenozoic mineralization.

The Project, situated within the Virginia Range, is composed of a thick sequence of Miocene-Pliocene volcanic and sedimentary rocks that overlie Mesozoic metamorphic and granite found throughout the Sierra Nevada.

The Pyramid Sequence is the base of the geological package on the Project. It is a sequence of vesicular basalt, felsic ash-flow tuffs and hydrothermal eruption breccias associated with epithermal mineralization along the Appaloosa structure.

The Kate Peak Formation hosts all of the known mineralization in the district and overlays the Pyramid Sequence. The Kate Peak Formation consists of dacitic tuff, tuff breccia, flows, lava dome carapace debris, and post-volcanic dacite porphyry sills or dykes. The base of the formation is marked by a group of clastic sedimentary rocks that include basal volcanic conglomerate, overlain by thinly bedded shale and sandstone. The unit is estimated to be approximately 1,000 ft. thick at the Project. The formation is divided into an andesite lower member and a dacite upper member. The presence of a porous tuffaceous unit, which was silicified and then repeatedly cracked and mineralized, is referred to as the Crystal-Poor Welded Tuff. The Kate Peak Formation is described as being separated from the underlying Pyramid Sequence by the Talapoosa Fault.

The Pliocene aged Coal Creek (Canyon) Formation unconformably overlays the Kate Peak formation. It is described as a mixture of sand, silt, and clay derived from pyroclastic volcanic rocks. It is no more than a few tens of feet thick at the Project.

The Lousetown Formation, a basaltic unit ranging from a few feet thick to as much as 300 ft. in thickness, unconformably overlies the Coal Creek Formation. The unit is a vesicular olivine basalt or pyroxene andesite with flows capping the hills surrounding the Project.

Mineralization

The mineralization was divided into the following domains, separated by north-northwest fault, for the purpose of resource modelling.

•

Bear Creek Hanging-Wall Vein System/Domain, bounded by Ripper Fault to south and Cabin Fault to north. The Hanging-Wall vein is comprised predominantly of massive white sulphide poor silica with typical low-sulfidation epithermal textures, including recrystallization, coliform and crustiform banding, adularia bands, amethyst, etc.

•

Bear Creek Footwall Vein System/Domain, bounded by Cabin Fault to south and Talapoosa (South) Fault to the north. The Footwall vein is more sulphide rich, associated with a number of gangue phases including, red hematitic silica, chlorite and minor white to clear silica.

•

Main Zone Vein System/Domain bounded by Talapoosa (South) Fault to the south and Opal/Dyke Fault to the north.

The mineralization at both Dyke Adit and East Hill shows similarities in appearance and texture to that of the Hanging-Wall Zone at Bear Creek.

The modelling of veins and their bounding faults indicates that the general trend of all mineralization is around 115°, with two prominent dip angles:

•

Steeply-dipping veins at approximately 70° south, for the Hanging-Wall and Footwall Zones at Bear Creek and for the eastern-most portion of the Main Zone.

•

Shallowly-dipping veins, at approximately 20 to 40° south for the Dyke Adit, northwest part of the Main Zone (north) and the East Hill Vein. At least in the Main Zone, the flattening of vein dip could be the result of dilatational zones developed between the Talapoosa and Dyke Faults. In the case of the Dyke Adit and East Hill veins the attitude of the veining appears to parallel that of the contact between the hornblende andesite porphyry and the adjacent unit.

Historic Exploration

Exploration of the Project dates back to 1863 with the discovery of silver mineralization on the Project by prospectors working outwards from the Comstock Lode area.  Modern era exploration began in the 1950’s with Great Basin Exploration and extended periodically through the 1990’s by several companies including:  Duval Corporation, Homestake Mining Company, Superior Oil Company, Bear Creek Mining, Athena Gold, Placer Dome, Pegasus Gold, and Miramar Mining.

A total of 586 drill holes were completed between 1977 and 1999 along with multiple estimations of mineralized material and geologic and engineering studies.  Historic estimates of mineralized material at Talapoosa consist of 42.5 million tons of in place bulk tonnage with an average grade of 0.03 ounces of gold per ton and 0.37 ounces of silver per ton.  The project was fully permitted by Miramar Mining Corporation with the BLM and the State of Nevada in 1996, but remained undeveloped due to low prevailing metals prices.

In the 2000’s, Cascade Metal US, Inc. purchased the property and, under the new name of American Gold, was acquired by Chesapeake Gold Corp. in 2007.  In 2010, Christopher James Gold Corporation acquired the project from American Gold and operated exploration under the name of Gunpoint, from whom Timberline optioned the property in March, 2015.

Recent Exploration

Since acquisition in 2010 until the option agreement with Timberline in March, 2015, Gunpoint completed geologic studies, mapping, drilling of 15,226 feet of diamond drill core in 2011, and follow-up metallurgical studies.  In addition,  in 2012, Gunpoint commissioned Tetra Tech, Inc. to complete a NI 43-101 resource study which identified Technical Report and Resource Estimate on the Talapoosa Project, Nevada.  The Technical Report was prepared by Tetra Tech, Inc. (Tetra Tech) of Toronto, Ontario under the supervision of Todd McCracken, who is a qualified person under NI 43-101.

The deposit is open on strike, and we believe potential exists to expand the quantity of mineralized material with additional exploration.  The acquisition includes the 4 mile-long Appaloosa zone located one mile to the north of and parallel to the Talapoosa mineralized area.  The Appaloosa zone crops out as epithermal-type sinter and breccia with vein fragments and is untested but for six historic, shallow drill holes.

Upon completion of the Option to Purchase Agreement for the property from Gunpoint, in March, 2015, we completed a National Instrument 43-101 (“NI 43-101”) compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, and facility siting for the previously proposed operation.

Cautionary Note to U.S. Investors: The Talapoosa Technical Report and PEA use the terms "mineral resource", "measured mineral resource", "indicated mineral resource", and "inferred mineral resource." We advise investors that these terms are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates,” above.

Subject to available capital, follow-up work would include additional metallurgical studies, drilling for additional samples to increase our level of confidence for certain parts of the mineralized zone, and initiation of studies to update historic permits to current standards.   Management anticipates that this follow-up work will support the completion of a Pre-Feasibility Study (“PFS”) on the Talapoosa project.

There are no proven and probable reserves as defined under United States Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) at Talapoosa and our activities there remain exploratory in nature.

Montana Gold Properties

Butte Highlands Gold Project

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
Miles
Silver Bow County
Township 1 North, Range 7 West, Section 31, 32
Township 1 South, Range 7 West, Section 5, 6

In October 2008, we announced that we had agreed to form a 50/50 joint venture at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (“Highland”) (an entity controlled by Ron Guill, a director of the Company), to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, development (as defined in the joint venture agreement) began in the summer of 2009, with Highland funding all costs through development. Both Timberline’s and Highland’s 50-percent share of costs will be paid out of proceeds from future mine production.  Under the terms of the operating agreement, Highland will have preferential rights with respect to distributions until our investment is deemed equal to the investment by Highland.  During the year ended September 30, 2012, Ron Guill, a director of the Company, sold his interest in Highland to a private corporation unrelated to the Company or to Mr. Guill.

Since the creation of BHJV, Butte Highlands has been advanced toward production (as defined in the joint venture agreement) through completion of an underground exploration ramp and a 52,000-foot underground core drilling program.  The drilling program was designed to collect drill data to facilitate, with our assistance, a mine model for production planning purposes during the early years of the mine’s production life.  In addition, BHJV continued to collect environmental baseline data as part of its application for an operating permit that was initially submitted during the year ended September 30, 2010 with the Montana Department of Environmental Quality (“MTDEQ”) to commence gold mining operations.  During fiscal 2013 we received a notice of completeness and compliance from the MTDEQ, as well as a draft operating permit.  Subsequent to our fiscal year end, but prior to filing this Annual Report, we also received notification that the MTDEQ had completed its Draft Environmental Impact Statement (“Draft EIS”) relative to the operating permit application.

Activities at Butte Highlands during fiscal 2012 and 2013 focused on advancing mine permitting with the MTDEQ toward a final Hard Rock Operating Permit.  Supplemental baseline data to support the operating permit application was collected and provided to regulators.  This data included characterization of wetlands, faunal study, surface water hydrology investigations, geochemistry, and an initial project water balance analysis.  In addition, a Montana Pollutant Discharge Elimination System (“MPDES”) permit application was submitted and the final permit was granted in 2013.  The MPDES is a critical requirement for further underground exploration and mine operation.  In 2014, the MTDEQ advanced towards completion of a Final Environmental Impact Statement (“Final EIS”) for the project through development of responses to public comments on the Draft EIS.  Mitigations to potential impacts to surface water flows after mining were developed in agreement with Montana Fish, Wildlife, and Parks, and the City and County of Butte-Silver Bow.  The MTDEQ released the Final EIS for the project on December 18, 2014 and a favorable Record of Decision (“ROD”) on the Final EIS on January 26, 2015.  Release of the final Hard Rock Operating Permit will follow after payment of a State bond for reclamation of the project site.  It is expected that BHJV will not pay the bond until all remaining permits are issued and a final construction decision is made, pending favorable market conditions.

In addition to progress in completion of critical permitting steps by the MTDEQ, the Environmental Protection Agency (“EPA”) processed an application by BHJV to modify a permit for discharge of mine waters.  The proposed modification was approved with an issued Final Underground Injection Control Program Permit Modification on September 26, 2014.  The modification allows flexibility of discharge of untreated water during exploration and mining-related activities into a subsurface water infiltration system.

In addition to the favorable ROD by the MTDEQ, on March 12, 2015, the USFS released a draft Environmental Assessment (EA) and a Draft Decision Notice (DN) on the BHJV Plan of Operations submitted in 2013 for material haulage from the mine to an offsite processing facility.  The Draft DN determined that two alternatives including the option preferred by BHJV to be acceptable for implementation.  After a period required by regulations to allow responses by objectors to the project and follow-up USFS review, a Final EA, Finding of No Significant Impacts (FONSI), and a Final DN was issued on the Plan of Operations on October 9, 2015.  The Final DN confirmed the Draft DN selection of two acceptable alternatives for material haulage.  Final authority from the USFS for road use will require completion of road improvement design plans and construction of required upgrades to include culvert replacements, local widening, and an aggregate capping.  It is anticipated that final plans will be developed during the winter months to allow construction improvements during the beginning of the 2016 field season.

Once the final Hard Rock Operating Permit is granted by the MTDEQ and the Plan of Operations receives final approval by the USFS, we expect BHJV to transition from exploration to gold mining operations.

Highland, our 50/50 joint venture partner on the project, will carry all costs incurred on the project until mining operations commence.  We expect that the total costs incurred by Highland on the project to reach this milestone will be approximately $35 to 40 million.

The Butte Highlands property comprises patented and unpatented claims owned by or under lease to BHJV.

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

Drilling by Timberline Resources

Four core holes were drilled in 2008 totaling 6,757 feet of drill core.  The results were positive, resulting in confirmation and extension of the stratigraphic controlled mineralization to the northwest and the discovery of an additional zone at depth near the northwest end of the known mineralized extent.  The drilling also indicated a potential zone of broader lower-grade material within the intrusive which may be amenable to bulk underground mining methods.

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

A seven-hole core drilling program was completed in 2010.  The program had two purposes; one was to infill and expand mineralization within the known area of mineralized material, and the second was to test potential for mineralization to the east, outside the area of known mineralization.  Three holes were drilled within the known extents of the mineralized area while four holes were drilled outside to the east of the known extents.  Two of the holes drilled interior to the known mineralized extents had significant intercepts in them.  Hole BHDDH10-02 had a 9.7-foot intercept grading 0.383 oz/t.  This intercept is generally carried by a 1.72 foot intercept grading 0.768 oz/t.  This drill hole had two additional shorter intercepts that with further exploration drilling may lead into additional ore zones, including a 3.3-foot gold intercept grading 0.113 oz/t, and a 2-foot gold intercept grading 0.269 oz/t.

Hole BHDDH10-07 had sixteen intercepts greater than 0.029 oz/t.  The overall intercept was 43.2 feet from 959.8 feet to 1003 feet at an average grade of 0.819 oz/t gold including one intercept from 971.9 feet to 974.1 feet of 2.2 feet grading 15.242 oz/t.  There are other intercepts in the drill hole but all are less than 0.1 oz/t.

There were no mineable width significant intercepts in the outside exploration holes.  Several short intercepts of anomalous material were encountered but nothing of economic interest.  Hole number BHDDH10-03 contained an intercept from 938.5 to 939.9 consisting of 1.4 feet grading 0.185 oz/t.  Hole number BHDDH10-04 also contained a short intercept from 708.9 to 709.6 consisting of 0.7 feet grading 0.179 oz/t.  Both of these intercepts were short zones on the contact between intrusive material and the Meagher Formation.  Although we did not encounter significant ore zone intercepts, strides in understanding the geology and genesis of the Butte Highlands gold mineralization were achieved.

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

Our President, Chief Executive Officer and Executive Chairman at the time, Paul Dircksen, was a qualified person as defined by NI 43-101, and reviewed and approved the technical contents of drilling results when they were received, including sampling, analytical, and test data.  Field work was conducted under his supervision.  Our sampling and analysis program included an industry standard QA/QC program.  After photographing, core logging and cutting the sample intervals in half, the samples were shipped to ALS Chemex Laboratories in Elko, Nevada for preparation.  The prepared pulps were then forwarded by ALS Chemex to their lab in Sparks, Nevada or their lab in Vancouver, BC Canada for analysis.  The samples were analyzed for gold using a standard 30g fire assay with an AA finish.  Samples returning a gold value in excess of 10 ppm were re-analyzed using a 30g fire assay with a gravimetric finish.

As of September 30, 2015, we have incurred exploration costs to date of approximately $1,600,000.  During the 2015 fiscal year, no exploration work was completed on the property as the focus of activities was on completion of the permitting process.

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

The geochemistry at Spencer is consistent with the upper levels of an epithermal system.  Although there was considerable interest in the region during the 1980s and 1990s, the Spencer property has never been drill tested. We performed a phase-one exploration program consisting of reconnaissance-scale geological review along with rock chip and soil geochemical sampling.

The Spencer Prospect is held by State of Idaho Department of Lands Mineral Lease No. 9347. A Mineral Lease was issued to a prior Director of Timberline who assigned it to Timberline for consideration of common stock and approximately $3,000 in expenses.  The prospect is located in Section 16, Township 12 North, Range 37 East, in Clark County, Idaho.  The lease covered an area of approximately 640 acres and required annual payments to the State of Idaho of $640.  Royalties on production of precious metals were defined at 5-percent of the gross receipts from the sale of minerals produced, less reasonable transportation, smelting and treatment costs.

No exploration activities were completed at the Spencer prospect during fiscal years 2014 and 2015.  In the view of management the prospect is not a material property.   As such, to conserve capital in the on-going tight financing market, the property lease with the State of Idaho was dropped in fiscal 2015 to refocus exploration efforts on higher priority targets.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE MKT and is quoted under the trading symbol “TLR”.  Our common stock also trades on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “TBR”.  The high and low sale prices for our common stock as quoted on the NYSE MKT and the TSX-V were as follows:

	NYSE MKT (US$)(3)		TSX-V (Cdn$)(3)
Period(1)	High	Low	High	Low

2015
First Quarter	$0.76	$0.49	$0.90	$0.61
Second Quarter	$0.74	$0.51	$0.90	$0.56
Third Quarter	$0.61	$0.27	$0.75	$0.36
Fourth Quarter(2)	$0.55	$0.20	$0.72	$0.32

2014
First Quarter	$2.76	$1.56	$3.00	$1.68
Second Quarter	$1.92	$1.20	$2.16	$1.20
Third Quarter	$1.80	$0.84	$1.68	$0.84
Fourth Quarter	$0.96	$0.47	$1.08	$0.42

2013
Fourth Quarter	$2.40	$1.68	$2.52	$1.68

(1) Quarters indicate calendar year quarters. (2) Through December 21, 2015 (3) All prices are disclosed on a one-for-twelve reverse stock split adjusted basis that was effective November 3, 2014.

On October 31, 2014 we completed a one-for-twelve reverse stock split, and our stock began trading on a reverse-split adjusted basis on November 3, 2014.  On December 21, 2015, the closing sale price for our common stock was $0.25 on the NYSE MKT and $0.37 Cdn. on the TSX-V.

As of December 21, 2015, we had 13,331,945 shares of common stock issued and outstanding, held by approximately 800 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2015.

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

On August 24, 2015, our Board of Directors approved the 2015 Stock and Incentive Plan, subject to our Stockholders’ approval.  The purpose of the 2015 Stock and Incentive Plan is to promote our interests and our Stockholders interests by aiding us in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of ensuring the future success of our Company.  On September 24, 2015, our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan in which the Company’s executive officers and directors are participants. This plan replaces our 2005 Equity Incentive Plan, as amended.  The aggregate number of shares that may be issued under all stock-based awards made under the 2015 Stock and Incentive Plan will be 4 million shares of our common stock.

Equity Compensation Plans

The following summary information is presented as of September 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	533,778(1)	$2.48	4,000,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	533,778(1)	$2.48	4,000,000

(1)   See “Stock Incentive Plans,” above.

On October 31, 2014 we completed a one-for-twelve reverse stock split, and proportional adjustments were made to the number of securities to be issued upon exercise of outstanding options, and prices of our outstanding options.

As to the options granted to date, there were no options exercised during the years ended September 30, 2015 and September 30, 2014.

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

On March 12, 2015 we entered into a property option agreement with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015.  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project in western Nevada.  Pursuant to the agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated.  We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project and are focused on advancing our district-scale gold exploration projects in Nevada.

On September 13, 2015, we signed a non-binding Letter Agreement ("Letter Agreement") with Waterton Precious Metals Fund II Cayman, LP (together with its subsidiaries and affiliated and associated entities, "Waterton").  Waterton offered to acquire all of the issued and outstanding shares of our common stock for cash consideration of US$0.58 per share (the "Transaction"). In connection with the Transaction, Waterton subscribed for 1,331,861 common shares of Timberline on a private placement basis at a price of $0.375 per share for total proceeds of $499,447.87.  The private placement was not contingent on completion of the Transaction, and Waterton will have the right to maintain its pro rata ownership position in us in the event the Transaction is not completed.

On December 3, 2015, we announced that the exclusivity period granted to Waterton under the Letter Agreement had expired, and while Waterton is continuing certain due diligence activities, the Transaction as previously proposed had been withdrawn by Waterton.  We are reviewing strategic alternatives and discussions between us and various parties, including Waterton, continue.

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

In March 2015 we entered into a property option agreement which granted us an exclusive and irrevocable option to purchase a 100% interest in the Talapoosa project in western Nevada.  Pursuant to the agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated.  We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project and are focused on advancing our district-scale gold exploration projects in Nevada.

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

Exploration Plans and Budget

Assuming the availability of funding to undertake our exploration programs, we expect to undertake drill programs at various targets on the Eureka Property as follow up to previous positive intercepts, and complete some minor work at our Seven Troughs property.  Our total exploration budget for fiscal 2016 is approximately $2 million.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

No exploration activities are anticipated at our Seven Troughs property except finalization of the compilation and evaluation of historic data.  Our total exploration budget for the property for fiscal 2016 is approximately $100,000 which is discretionary and may be scaled back pending availability of capital.

At Talapoosa, follow-up work that is subject to available capital to advance the project would include a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of milling and other processing scenarios, additional metallurgical studies, drilling for additional samples to increase our level of confidence for certain parts of the mineralized zone, and initiation of studies to update historic permits to current standards.  However, given our current financial resources, no exploration is planned during fiscal 2016 at the Talapoosa Property.

Butte Highlands Joint Venture

Our Butte Highlands Joint Venture in Montana continued to progress toward commencement of mineral extraction by advancing the permitting process during the 2015 fiscal year.  During fiscal 2015 a Final EIS and ROD were granted for the project by the Montana Department of Environmental Quality (“MTDEQ”), and a Final Decision Notice, Final Environmental Assessment, and a Finding of No Significant Impact were received from the USFS.  These milestones, together with previous receipt during 2013 of the MPDES discharge permit from the MTDEQ represent the final major hurdles to receipt of necessary permits allowing the project to proceed.  Final construction designs and completion of work will be required, and bond payments before final authority is granted to proceed with the proposed operation.

Once the final designs and road construction is complete the USFS will grant authority to use the road for material haulage.  Upon payment of the reclamation bond, the Hard Rock Operating Permit will be granted by the MTDEQ.  Pending economic conditions at that time, we expect BHJV to transition from exploration to gold mining operations.  Much of the surface facilities and infrastructure required for mining operations are already in place at the project and were constructed under our exploration permit which has been in place since August 2009.

Timberline’s Butte Highlands Joint Venture is an example of our strategy to enter into creative structures that move extractive responsibility to other parties while allowing exposure to gold extraction, where financing has been provided by a third party.  This has been achieved with no dilution to Timberline shareholders.  As noted, all expenditures relating to the construction of the projected underground mine are being paid by Timberline’s joint venture partner, with a total expected construction budget of approximately USD $35-40 million.

Our management and geologists remain committed to providing exploration and potential for discovery to our investors.  Looking ahead, it is the opinion of management that our primary commodity focus should be on precious metals - primarily gold, and to a lesser extent on silver.  Furthermore, we believe that projects similar to Talapoosa, Lookout Mountain and Butte Highlands are a good fit for the current environment and the unique qualifications of our people and strategic partners.

Results of Operations for Years Ended September 30, 2015 and 2014

Consolidated Results

Our overall consolidated net loss for the year increased in comparison to the prior year primarily as a result of an increase in mineral exploration expenses by the Company, particularly at our Talapoosa property; expenses related to the abandonment of the Iron Butte and Toole Springs properties; corporate transaction-related expenses; and stock issuance and option expenses. The Company does not expect that the increase will continue in the coming fiscal year, as the Company anticipates decreased exploration and other general and administrative expenses in the fiscal year ending September 30, 2016.

(US$)	Year Ended September 30,
	2015	2014
Exploration expenses:
Butte Highlands	$ -	$ -
Eureka/Lookout Mountain	731,925	514,840
Talapoosa	472,011	-
Other exploration properties	323,702	384,273
Abandonment of mineral properties	556,000	100,000
Total exploration expenditures	2,083,638	999,113
Non-cash expenses:
Stock option and stock issuance expense	194,910	-
Depreciation, amortization, and accretion	14,523	17,410
Total non-cash expenses	209,433	17,410
Salaries and benefits	738,595	857,765
Professional fees expense	412,216	360,161
Other general and administrative expenses	946,126	453,797
Interest and other (income) expense, net	(17,560)	89,640
Net loss	$ (4,372,448)	$ (2,777,886)

During the year ended September 30, 2015, it was determined that impairments in the values of our Iron Butte and Toole Springs properties existed, and the entire carrying values of $426,000 and $130,000, respectively, were written off as abandonment of mineral properties during the year ended September 30, 2015.  No other abandonments or impairments were recorded at September 30, 2015.

During the year ended September 30, 2014, it was determined that an impairment in the values of our White Rock property existed and the entire carrying value of $100,000 was written off as impairment of mineral properties during the year ended September 30, 2014.  No other impairments were recorded at September 30, 2014.

The increase in the net loss for our fiscal year ended September 30, 2015 as compared to the previous year’s net loss is primarily a result of increased expenditures on mineral exploration at our Eureka property and at the Talapoosa property and the abandonment of mineral properties expenses recorded on the Iron Butte and Toole Springs properties.  Stock issuance and option expenses were higher in 2015 than 2014 due to the issuance of stock and stock options and the related listing fees.  Salaries and benefits were lower in 2015 than 2014 due to reduced employee compensation.  Professional fees expenses were higher in 2015 than 2014 as a result of costs related to ongoing and potential corporate transactions.  Other general and administrative expenses were higher in 2015 than 2014 primarily due to costs related to financing and corporate transaction activities.  Other income was higher in 2015 than 2014 primarily due to income received from a property lease.

Financial Condition and Liquidity

At September 30, 2015, we had assets of $17,224,434, consisting of cash in the amount of $500,965; property, mineral rights and equipment, net of depreciation of $15,277,257, and other assets in the amount of $1,446,212.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies.  In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors.  Credit and market disruptions, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

At September 30, 2015, we had negative working capital of $133,172.  As of the date of this report, we have approximately $450,000 outstanding in current liabilities and a cash balance of approximately $43,000.  As of the date of this Annual Report on Form 10-K, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We are working to increase our working capital by decreasing our expenditures and seeking additional capital.  We have implemented staff lay-offs and significant salary reductions; curtailed discretionary exploration expenditures; and reduced professional fees and other discretionary expenditures.  We are also working to increase our working capital with the refund of certain exploration bond funds and by exploring multiple financing and strategic alternatives.

We recognize that we will not be able to execute our operating plans with our current cash balances.  With our current cash balance, refunds of certain bond funds, our anticipated ability to acquire additional capital by way of asset sales and/or financing transactions, and our ability to curtail discretionary exploration expenditures as needed, however, we believe that we will be able to generate sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  We recognize that additional capital will be required shortly and may be obtained through the refund of certain bond funds, financing transactions such as asset sales, corporate transactions, equity investments, joint ventures, debt facilities, or other types of strategic arrangements.

We plan, as funding allows, to follow up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of milling and other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are currently revising our corporate and exploration budgets with a focus on the advancement of the Talapoosa pre-feasibility study, subject to available capital.  Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses for the next 12 months, and we will require additional funding and reductions in exploration and administrative expenditures.

As a potential future source of cash flow, our Butte Highlands project continues to be carried to production (as defined in the joint venture agreement). Regulatory delays in permitting and depressed gold prices have resulted in deferred receipts of anticipated cash flow.  Our interest in the Butte Highlands project is a non-core asset that we may seek to monetize given the uncertainties of the project’s future potential cash flows.  If and when profitable extraction of mineralized material begins, we would expect to realize income from our 20% share of project cash flows, with potential increased income after substantial initial capital expenditures are repaid and our share of project cash flows increases to 50%.  While this prospective income may fund some of our expected future exploration expenditures, we do not anticipate that it would be sufficient to fund all such activities and that additional financing would still be necessary to fund our exploration activities, or those activities would have to be curtailed.

Given current market conditions, we cannot provide assurance that necessary financing transactions will be available to us on acceptable terms or at all.  Without additional financing, we would have to further significantly curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing activities

In September 2015, in connection with the Transaction with Waterton, we closed a private placement of our common stock.  We closed a transaction wherein we sold 1,331,861 shares of common stock to Waterton at a price of $0.375 per share for gross proceeds of $499,448.

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

We review the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment or abandonment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

September 30, 2015 and 2014

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

44

Consolidated balance sheets

45

Consolidated statements of operations

46

Consolidated statements of changes in stockholders’ equity

47

Consolidated statements of cash flows

48

Notes to consolidated financial statements

49-61

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Timberline Resources Corporation:

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation ("the Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Resources Corporation as of September 30, 2015 and 2014, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, has no recurring source of revenue and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
December 22, 2015

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$500,965	$2,825,320
Prepaid expenses and other current assets	23,589	30,769
Joint venture receivable	5,761	11,576
TOTAL CURRENT ASSETS	530,315	2,867,665

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net	15,277,257	14,431,038

OTHER ASSETS:
Prepaid drilling services	-	440,000
Investment in joint venture	642,450	642,450
Restricted cash	764,662	971,854
Deposits and other assets	9,750	4,500
TOTAL OTHER ASSETS	1,416,862	2,058,804
TOTAL ASSETS	$17,224,434	$19,357,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$219,474	$140,697
Accrued expenses (Note 11)	313,048	57,419
Accrued directors’ fees	-	91,000
Accrued payroll, benefits and taxes	130,965	35,958
TOTAL CURRENT LIABILITIES	663,487	325,074

LONG-TERM LIABILITIES:
Common stock payable	-	80,000
Asset retirement obligation	138,720	132,115
TOTAL LONG-TERM LIABILITIES	138,720	212,115

COMMITMENTS (NOTE 17)	-	-

STOCKHOLDERS' EQUITY: (NOTE 15)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
13,331,946 and 9,816,751 shares issued and outstanding, respectively	13,332	9,817
Additional paid-in capital	65,544,517	63,573,675
Accumulated deficit	(49,135,622)	(44,763,174)
TOTAL STOCKHOLDERS' EQUITY	16,422,227	18,820,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,224,434	$19,357,507

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 30,
	2015	2014

OPERATING EXPENSES:
Mineral exploration expenses	$1,527,638	$899,113
Salaries and benefits	933,505	857,765
Professional fees expense	388,167	360,161
Insurance expense	114,307	79,084
Abandonment of mineral rights	556,000	100,000
Gain on disposal of equipment	-	(16,565)
Gain on lease of mineral rights	(124,638)	-
General and administrative expenses	596,342	408,688
TOTAL OPERATING EXPENSES	3,991,321	2,688,246

LOSS FROM OPERATIONS	(3,991,321)	(2,688,246)

OTHER INCOME (EXPENSE):
Foreign exchange loss	(17,938)	(2,557)
Interest income (expense), net	175	(17,083)
Financing transaction expense	(274,049)
Loss on settlement of prepaid drilling services	(89,315)	(70,000)
TOTAL OTHER INCOME (EXPENSE)	(381,127)	(89,640)

LOSS BEFORE INCOME TAXES	(4,372,448)	(2,777,886)

INCOME TAX PROVISION	-	-

NET LOSS	$(4,372,448)	$(2,777,886)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS,
BASIC AND DILUTED	$(0.40)	$(0.42)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,999,230	6,674,196

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2013	6,168,490	$6,168	$58,275,476	$(41,985,288)	$16,296,356

Common stock issued for mineral exploration expenses	53,922	54	109,946	-	110,000

Common stock issued for property, mineral rights, and	16,667	17	39,983	-	40,000
equipment purchase

Common stock issued in exchange for cancellation of note payable to Wolfpack pursuant to acquisition (Note 13)	706,407	707	1,016,520	-	1,017,227

Common stock issued for acquisition of Wolfpack	2,871,265	2,871	4,131,750	-	4,134,621
Nevada (Note 4)

Net loss	-	-	-	(2,777,886)	(2,777,886)

Balance, September 30, 2014	9,816,751	$9,817	$63,573,675	$(44,763,174)	$18,820,318

Common stock issued for property, mineral rights, and equipment purchase	83,334	83	79,917		80,000

Common stock issued for Talapoosa property option (Note 5)	2,000,000	2,000	1,198,000	-	1,200,000

Common stock compensation to employee	100,000	100	68,900	-	69,000

Common stock issued for cash at $0.375 per share	1,331,861	1,332	498,116	-	499,448

Stock based compensation	-	-	125,909	-	125,909

Net loss	-	-	-	(4,372,448)	(4,372,448)

Balance, September 30, 2015	13,331,946	$13,332	$65,544,517	$(49,135,622)	$16,422,227

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,372,448)	$(2,777,886)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,918	11,118
Accretion of asset retirement obligation	6,605	6,292
Common stock issued for mineral exploration expenses	-	110,000
Abandonment of mineral rights	556,000	100,000
Loss on settlement of prepaid drilling services	89,315	70,000
Gain on lease of mineral rights	(124,638)	-
Gain on disposal of equipment	-	(16,565)
Common stock issued for interest on note payable	-	17,226
Stock-based compensation	194,910	-
Changes in assets and liabilities:
Prepaid drilling services	75,685	-
Prepaid expenses and other current assets	7,180	(618)
Deposits and other assets	(5,250)	-
Joint venture receivable	5,815	42,010
Accounts payable	78,777	(64,200)
Accrued expenses	164,629	(155,873)
Accrued director fees	-	91,000
Accrued payroll, benefits, and taxes	95,007	(16,486)
Net cash used by operating activities	(3,220,495)	(2,583,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights, and equipment	(444,000)	(158,000)
Proceeds from sale of property, mineral rights, and equipment	358,500	22,056
Refunded restricted cash	207,192	16,184
Net cash acquired in acquisition of Wolfpack Nevada (Note 4)	-	3,554,143
Settlement of prepaid drilling services	275,000	150,000
Net cash provided by investing activities	396,692	3,584,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Wolfpack	-	1,000,000
Proceeds from issuance of common stock	499,448	-
Net cash provided by financing activities	499,448	1,000,000

Net increase (decrease) in cash	(2,324,355)	2,000,401

CASH AT BEGINNING OF YEAR	2,825,320	824,919

CASH AT END OF YEAR	$500,965	$2,825,320

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for mineral rights purchase	$1,280,000	$40,000
Common stock payable for mineral rights	-	80,000
Common stock issued to repay note payable and accrued interest	-	1,017,226
Common stock issued in connection with acquisition of Wolfpack Nevada (Note 4)	-	4,134,621

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without raising additional funds. During the year ended September 30, 2015, the Company raised $499,448 cash from the issuance of common stock, and received cash of $275,000 from the liquidation of a prepaid drilling services asset. The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd., BH Minerals USA, Inc., Wolfpack Gold (Nevada) Corp., and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

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

f.

Restricted Cash – Restricted cash represents bonds held for exploration permits.

g.

Estimates and Assumptions – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, asset retirement obligations, and stock based compensation.  Actual results could differ from these estimates and assumptions and could have a material effect on our reported financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

h.

Investments – Available-for-sale securities are initially recorded at cost and then carried at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.  Investments in private entities which do not have a readily determinable fair value, and in which we do not have significant influence, are carried at the lower of cost or fair value.  We also have a 50% interest in a joint venture at our Butte Highlands Gold Project (see Note 8).  Given that our 50% interest in the joint venture is carried to production; we do not have management control over operating decisions of the joint venture until our joint venture partner’s investment in the project, less $2 million, is recovered by the joint venture partner out of future production; and we have no risk of loss from expenses incurred by the joint venture until production, our investment in the joint venture is accounted for on a cost basis.

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

k.

Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by generally accepted accounting principles (“GAAP”).  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. We have an asset retirement obligation associated with our exploration program at the Lookout Mountain exploration project (see Note 11).

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

m.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is our functional currency. We have a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2015 and 2014, respectively.  Foreign translation and transaction losses relating to expenses incurred in Canada by Timberline, of $17,938 and $2,557 for the years ended September 30, 2015 and 2014, respectively, have been included in the current period net loss as a component of other income (expense).

n.

Stock-based Compensation – We estimate the fair value of our stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.  The value of common stock awards is determined based upon the closing price of our stock on the grant date of the award.  Compensation expense for grants that vest upon issue are recognized in the period of grant.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

o.

Net Loss per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2015 and 2014 is as follows:

	2015	2014
Stock options	533,778	203,334
Warrants	25,000	25,000
Total potential dilution	558,778	228,334

At September 30, 2015 and 2014, the effect of the Company’s outstanding stock options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and 2014, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2015	2014	Input Hierarchy Level
Assets:
Cash	$500,965	$2,825,320	Level 1
Restricted cash	764,662	971,854	Level 1

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

The purchase price of the transaction was $5,151,847, consisting entirely of the issuance of 3,577,672 shares of our common stock.  Of the 3,577,672 shares of common stock issued, 706,407 shares of common stock were issued to Wolfpack in exchange for the cancellation of a $1,000,000 promissory note of Timberline held by Wolfpack, as well as $17,226 of accrued and unpaid interest on the promissory note (see Note 13).

We incurred $256,223 in expenses specifically related to the acquisition, $236,866 of which is included in professional fees expense, $1,918 is included in mineral exploration expenses, and $17,439 is included in other general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2014.

The acquisition of Wolfpack Nevada closed at 9:00 a.m. pacific time on August 15, 2014.  The closing price of the Company’s common stock on the NYSE MKT on the day prior to this date was $1.44 per share (adjusted for the reverse stock split – See Note 15).

NOTE 4 – ACQUISITION OF WOLFPACK GOLD (NEVADA) CORP., (continued):

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

Year ended September 30,
2014
Loss from operations	$(6,910,000)
Net loss	(7,000,000)
Net loss per share available to common stockholders, basic and diluted	$ (1.05)

NOTE 5 – PROPERTY OPTION AGREEMENT:

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

As consideration for the Option, we agreed to issue two million (2,000,000) shares of common stock and pay $300,000 in cash.  A $100,000 cash payment was made on March 31, 2015, and the balance of $200,000 was paid on September 23, 2015.  The common stock was valued at fair value on the Effective Date and capitalized with the cash payments of $300,000 for a total of $1,500,000.  The common stock was issued on March 31, 2015 and is being held in escrow.  The shares are irrevocable and will be released to Gunpoint as follows:  25% on September 12, 2015 (which has been released); 25% on March 12, 2016; 25% on September 12, 2016; and 25% on March 12, 2017.  Gunpoint will receive the total of 2,000,000 shares even if the Company does not exercise the Option.

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

NOTE 5 – PROPERTY OPTION AGREEMENT, (continued):

Following our exercise of the Option, effective as of the Closing Date, Gunpoint reserves a net smelter returns royalty in all minerals mined and removed from the Project, in the amount of one percent (1%).  We may purchase the royalty from Gunpoint at any time for a cash payment of $3 million.

NOTE 6 – NON-BINDING ACQUISITION AGREEMENT:

On September 13, 2015, we signed a non-binding Letter Agreement ("Letter Agreement") with Waterton Precious Metals Fund II Cayman, LP (together with its subsidiaries and affiliated and associated entities, "Waterton").  Waterton offered to acquire all of the issued and outstanding shares of our common stock for cash consideration of US$0.58 per share (the "Transaction"). The structure of the proposed Transaction was to be determined, and the consummation of the Transaction was subject to completion of due diligence, execution of definitive agreements, Board and regulatory approvals, and other customary closing conditions.

Pursuant to the Letter Agreement, we granted Waterton an exclusivity period until 30 days following receipt of certain due diligence materials to complete its due diligence review and for the execution of definitive agreements, which may include Lock-up Agreements with each of our Directors and Officers and a Support Agreement. We also granted Waterton customary deal protections including a 5% break fee payable in the event we enter into an alternative transaction within a 90-day period following expiry of the exclusivity period.

On September 23, 2015, in connection with the Transaction, Waterton received 1,331,861 common shares of Timberline on a private placement basis at a price of $0.375 per share for total proceeds of $499,448.  Waterton owns 9.98% of our common shares.  The private placement was not contingent on completion of the Transaction, and Waterton will have the right to maintain its pro rata ownership position in us in the event the Transaction is not completed.

Subsequent to September 30, 2015, the exclusivity period granted to Waterton in the Letter Agreement expired, and the Transaction as previously proposed was withdrawn by Waterton.

NOTE 7 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at September 30, 2015 and 2014:

	Expected Useful Lives (years)	2015	2014

Mineral rights – Talapoosa	-	$1,551,000	$-
Mineral rights – Eureka	-	13,618,842	13,527,842
Mineral rights – Other	-	50,000	829,362
Total mineral rights		15,219,842	14,357,204

Equipment and vehicles	2-5	144,853	153,353
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		266,480	274,980
Less accumulated depreciation		(209,065)	(201,146)
Property and equipment, net		$15,277,257	$14,431,038

NOTE 7 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT, (continued):

Fair value measurements on a nonrecurring basis using significant unobservable inputs

Description	Input Hierarchy Level	Net Book Value	Fair Market Value	Measurement Method	Impairment	Fair Market Value
Mineral rights – Iron Butte	Level 3	$ 426,000	-	Market analysis	$ 426,000	-
Mineral rights – Toole Springs	Level 3	130,000	-	Market analysis	130,000	-
Mineral rights – Talapoosa	Level 3	1,551,000	$ 1551,000	Market analysis	-	$ 1551,000
Mineral rights – Eureka	Level 3	13,618,842	13,618,842	Market analysis	-	13,618,842
Mineral rights – Other	Level 3	50,000	50,000	Market analysis	-	50,000
Total		$15,775,842	$15,219,842		$556,000	$15,219,842

During the year ended September 30, 2015, it was determined that impairments in the values of our Iron Butte and Toole Springs properties existed.  The net book value of our Iron Butte property was $426,000, and the entire carrying value of $426,000 was written off as abandonment of mineral properties during the year ended September 30, 2015.  The net book value of our Toole Springs property was $130,000, and the entire carrying value of $130,000 was written off as abandonment of mineral properties during the year ended September 30, 2015.  No other impairments were recorded at September 30, 2015.

During the year ended September 30, 2014, it was determined that an impairment in the value of our White Rock property existed.  The net book value was $100,000, and the entire carrying value of $100,000 was written off as impairment of mineral properties during the year ended September 30, 2014.  No other abandonments or impairments were recorded at September 30, 2014.

During the year ended September 30, 2015, we received $350,000 in lease income from a property leased to a third party.  In accordance with GAAP, the carrying value of the property was reduced to zero resulting in a reduction of $225,362 in property, mineral rights, and equipment, net.  The excess of $124,638 was recorded on the Consolidated Statements of Operations as a gain on lease of mineral rights.

Depreciation expense for the years ended September 30, 2015 and 2014 was $7,918 and $11,118, respectively.

NOTE 8 – INVESTMENT IN JOINT VENTURE:

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

At September 30, 2015 and 2014, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $5,761 and $11,576, respectively.

NOTE 9 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represents discounts on future drilling services or cash, if we do not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.  During the year ended September 30, 2014, we accepted $150,000 as settlement of the portion of the prepaid drilling services that was due to be paid to the Company in November 2014 ($220,000), resulting in a $70,000 loss on settlement of prepaid drilling services.  During the year ended September 30, 2015, we used $75,685 in drilling services, and we accepted $275,000 as a settlement of the remaining portion of prepaid drilling services that was due to be paid to the Company in November 2015 ($144,315) and November 2016 ($220,000), resulting in an $89,315 loss on settlement of prepaid drilling services.   As of September 30, 2015, the balance of the prepaid drilling services is nil.

NOTE 9 – PREPAID DRILLING SERVICES, (continued):

The following table summarizes activity in our prepaid drilling services at September 30, 2015 and 2014:

	2015	2014

Beginning balance	$440,000	$660,000
Prepaid drilling services used	(75,685)	-
Cash received in lieu of drilling services	(275,000)	(150,000)
Loss on settlement of prepaid drilling services	(89,315)	(70,000)
Ending balance	$-	$440,000

NOTE 10 – RELATED-PARTY TRANSACTIONS:

Director fees

The Company has accrued nil and $91,000 in director fees as of the years ended September 30, 2015 and September 30, 2014, respectively.

NOTE 11 – ACCRUED EXPENSES:

The Company has accrued $313,048 in expenses, including $274,049 in financing transaction costs as a result of two potential financing transactions that were not completed.  The components of these accrued expenses are:

Description	Amount
Break fee for terminated transaction	$ 250,000
Broker expenses	24,049
Other expenses	38,999
$ 313,048

NOTE 12 – ASSET RETIREMENT OBLIGATION:

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

The following table summarizes activity in our ARO liability for the years ended September 30, 2015 and 2014:

	2015	2014
Beginning balance	$132,115	$125,823
Accretion expense	6,605	6,292
Ending balance	$138,720	$132,115

NOTE 13 – NOTE PAYABLE:

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

NOTE 14 – INCOME TAXES:

We have not recognized a provision for income taxes for the years ended September 30, 2015 and 2014.

At September 30, 2015 and 2014, we had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes.  As our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2015 and 2014.

The components of our deferred taxes at September 30, 2015 and 2014 are as follows:

	2015	2014
Net deferred tax asset:
Exploration costs	$971,000	$930,000
Property, mineral rights, and equipment	109,000	30,000
Long-term investments	180,000	180,000
Foreign investment expenses	-	-
Share-based compensation	2,127,000	2,106,000
Alternative minimum tax credit carryforward	2,000	2,000
Foreign income tax credit carryforwards	697,000	697,000
Federal and state net operating losses	13,568,000	12,376,000
Foreign net operating losses	1,736,000	1,736,000
Total deferred tax asset	19,390,000	18,057,000
Valuation allowance	(19,390,000)	(18,057,000)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax asset:
Property, mineral rights, and equipment	$(3,810,000)	$(3,812,000)
Exploration costs	2,468,000	2,693,000
Federal and state net operating losses	4,192,000	3,694,000
Total deferred tax asset	2,850,000	2,575,000
Valuation allowance	(2,850,000)	(2,575,000)
Deferred tax asset	$-	$-

The federal income taxes of our wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by our Canadian subsidiary, Staccato Gold Resources Ltd.

At September 30, 2015, net deferred tax assets prior to the valuation allowance were $19,390,000 compared to $18,057,000 at September 30, 2014.  The change is primarily due to the increase in net operating loss.

NOTE 14 – INCOME TAXES, (continued):

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax loss for the following reasons:

	2015	2014

	(4,372,448)	(2,731,541)
Statutory Federal income tax rate	35%	35%

Expected income tax benefit based on statutory rate	$(1,530,000)	$(956,000)
Permanent differences	27,000	2,000
Effect of state taxes	(105,000)	(128,000)
Effect of tax rate changes	-	-
Non-recognition due to increase in valuation allowance	1,608,000	1,082,000
Total income tax benefit	$-	$-

We have no unrecognized tax benefits at September 30, 2015 or 2014.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  Fiscal years 2012 through 2015 remain subject to examination by state and federal tax authorities.

At September 30, 2015, we had federal net operating loss carryforwards of approximately $36.8 million which will expire in fiscal years ending September 30, 2018 through September 30, 2035. Approximately $13.8 million of state net operating loss carryforwards will expire in fiscal years ending September 30, 2016 through September 30, 2035.

At September 30, 2015 we also have approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2025 through September 30, 2032.

At September 30, 2015 we have $697,000 of foreign tax credit carryover that will expire September 30, 2018.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, we are restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2015, this limitation is applicable to accumulated federal net operating losses of approximately $240,000.

As a result of the tax-free Wolfpack Nevada acquisition (See Note 4), the Company’s deferred tax asset increased by $3,308,000.  The asset is fully reserved.  This amount includes $9,500,000 of federal net operating loss carryover that is limited by Code Section 382.  As of September 30, 2015, the Company has not determined if any other losses are limited by IRS Code Section 382 after the acquisition.

NOTE 15 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

One-for-twelve Reverse Stock Split

Effective October 31, 2014, our board of directors and stockholders approved a one-for-twelve reverse stock split of the Company’s common stock. After the reverse stock split, each holder of record held one share of common stock for every 12 shares held immediately prior to the effective date. As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices were adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.

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

NOTE 15 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Increase in Authorized Shares

During the year ended September 30, 2014, our board of directors and stockholders approved an increase in the number of  authorized shares of common stock from 100,000,000 shares, par value $0.001, to 200,000,000 shares of common stock, par value $0.001.

Private Placement

In September 2015, in connection with the Transaction with Waterton (Note 6), we closed a private placement of our common stock.  We sold 1,331,861 shares of common stock to Waterton at a price of $0.375 per share for gross proceeds of $499,448.

Stock issued for services

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

During the year ended September 30, 2014, 83,334 shares of common stock were due to be issued as a portion of the consideration for an option to acquire a package of mineral claims in Nevada.  The common stock was issued subsequent to September 30, 2014 on October 3, 2014.  The common stock issued was valued at the closing price of our common stock on the date prior to the due date for the issuance as quoted on the NYSE MKT, which was $0.96 per share, for a total value of $80,000, which is common stock payable on September 30, 2014.

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

Stock Issued for Repayment of Note Payable

On March 14, 2014, we entered into a promissory note (the “Note”) and deed of trust, security agreement, assignment of leases and rents and fixture filing to secure promissory note (the “Deed of Trust”) with Wolfpack Gold Corp. (“Wolfpack”) (See Notes 4 and 13). The outstanding principal amount of $1,000,000, together with accrued interest of $17,226, was paid to Wolfpack with the issuance of 706,407 shares of our common stock on August 15, 2014.

Stock Issued for Acquisition

On August 15, 2014, we issued 2,871,265 shares of our common stock in connection with the acquisition of Wolfpack (Note 4).

NOTE 15 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with our Public Offerings.  12,500 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing December 26, 2013.  The remaining 12,500 warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing September 10, 2014.  No warrants were issued during the year ended September 30, 2015, and no warrants were exercised or expired during the years ended September 30 2015 or 2014.

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

NOTE 16 – STOCK OPTIONS:

During the year ended September 30, 2015 our Board of Directors adopted and our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan. This plan replaces our 2005 Equity Incentive Plan, as amended.  The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2015 Stock and Incentive Plan will be 4 million shares of our common stock.  Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair value of our stock at the date of grant.

For the year ended September 30, 2015, a total of 399,189 options were granted and vested, and $125,909 in stock based compensation expense is included in the consolidated statements of operations for the year ended September 30, 2015.  No option awards were granted during the year ended September 30, 2014, and no option awards vested under the plan during the period.  Therefore, no stock based compensation expense is included in the consolidated statements of operations for the year ended September 30, 2014.  The fair value of the option awards was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options granted in December 2014 (365,000) and January 2015 (34,189)	2015
Expected volatility	100.9% - 110.1%
Weighted-average volatility	100.93% - 110.1%
Stock price on date of grant	$0.48 - $0.74
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.06% - 0.83%
Expected forfeiture rate	0%

Total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Year ended September 30,
	2015	2014
Salaries and benefits	$71,909	$-
General and administrative expenses	54,000	-
Total	$125,909	$-

NOTE 16 – STOCK OPTIONS, (continued):

The following is a summary of our options issued under our stock incentive plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	439,292	$7.56
Granted	-	-
Exercised	-	-
Expired	(235,959)	(6.14)
Outstanding at September 30, 2014	203,334	$9.09
Exercisable at September 30, 2014	203,334	$9.09
Weighted average fair value of options granted during the year ended September 30, 2014		$-

Outstanding at September 30, 2014	203,334	$9.09
Granted	399,189	-
Exercised	-	-
Expired	(68,745)	$(10.56)
Outstanding at September 30, 2015	533,778	$2.48
Exercisable at September 30, 2015	533,778	$2.48
Weighted average fair value of options granted during the year ended September 30, 2015		$$0.32

Unrecognized compensation expense related to options at September 30, 2015	$-

Average remaining contractual term of options outstanding and exercisable at September 30, 2015 (years)	3.44

The aggregate of options both outstanding and exercisable as of September 30, 2015 had intrinsic value of zero based on the closing price per share of our common stock of $0.47 on September 30, 2015.

NOTE 17 – COMMITMENTS:

Mineral Exploration

A portion of our Lookout Mountain mineral claims are subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, as amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Under this agreement we are obligated to make monthly advance royalty payments of $72,000 per annum.

A portion of our Eureka mineral claims are subject to two mining lease with purchase option agreements dated July 12, 2012 with Silver International, Inc.  The initial term of the agreement is five years and may be extended for an additional five years and annually as long as mining operations are being conducted.  Under this agreement we are obligated to make annual advance royalty payments of $15,000 per annum.

A portion of our Eureka mineral claims are subject to a mining claim lease agreement dated November 1, 2012 with four individuals.  The initial term of the agreements is ten years and may be extended for an additional 20 years.  Under these agreements we are obligated to make annual advance royalty payments of $12,000 per annum in 2015, increasing to $15,000 per annum in 2016 and thereafter.

NOTE 17 – COMMITMENTS, (continued):

A portion of the Talapoosa mineral claims are subject to a mining lease and option to purchase agreement dated June 21, 2011 with Nevada Bighorns Unlimited Foundation.  The initial term of the agreement is 20 years and may be extended for an additional 20 years and thereafter as long as minimum payments are being paid and exploration, development or mining activities are taking place.  Under this agreement we are obligated to make annual minimum payments of $5.00 per acre ($6,400) through 2015, increasing by $5.00 per acre in 2016 and every five years thereafter.

A portion of the Talapoosa mineral claims are subject to a mining lease with option to purchase agreement dated June 2, 1997 with Sario Livestock Company.  The initial term of the agreement is 20 years and may be extended for an additional period of 20 years.  Under this agreement we are obligated to make minimum royalty of $9,600 per annum.

A portion of the Talapoosa mineral claims are subject to a mining lease dated July 14, 1990, as amended on August 25, 1998, and July 13, 2010 with Sierra Denali Minerals Inc..  The term of the agreement, as amended, is 10 years and may be extended for two additional periods of five years.  Under this amended agreement we are obligated to make minimum payments of $35,000 per annum.

During the year ended September 30, 2013, we announced that we had entered into a Lease and Option-to-Purchase Agreement (the "Knight Agreement") to evaluate, explore, and develop a package of mineral claims in Nevada comprised of six separate properties, including the Iron Butte Project.  Annual advance royalty payments of $25,000 commenced under the Knight Agreement in March 2015.  In order to continue exploration of the properties subject to the Knight Agreement, we were required to issue 83,334 shares of our common stock in September 2014 (which were issued in October 2014 upon approval for listing by the NYSE MKT) and 125,000 shares of our common stock in March 2016.  We also held an option to purchase the claims for $2,000,000, in addition to the share issuances described above, on or before March 2017.  The Knight Agreement did not require any annual work commitments, and provided us with a first right of refusal on certain other Nevada properties controlled by Mr. Knight and currently under lease to third parties.  During the year ended September 30, 2015, we terminated the Knight Agreement and returned the properties to the underlying owner.

We pay federal and county claim maintenance fees on several of our mineral exploration properties.  The total of these fees was approximately $300,000 and $335,000 as of September 30, 2015 and 2014, respectively.  Should we continue to explore all of our mineral properties we expect annual fees to total approximately $200,000 per year in the future.

Real Estate Lease Commitments

We have real estate lease commitments related to our main office in Coeur d’Alene, Idaho, and a facility in Reno, Nevada.

Total office lease expenses for the years ended September 30, 2015 and 2014 are included in the consolidated statements of operations as follows:

	2015	2014
Mineral exploration expenses	$39,900	$15,600
Other general and administrative expenses	42,000	47,500
Total	$81,900	$63,100

Annual lease obligations until the termination of the leases are as follows:

For the year ending September 30,
2016	$ 62,800

NOTE 17 – SUBSEQUENT EVENTS:

On October 6, 2015, we granted 43,837 stock options and 675,000 stock units to certain employees pursuant to the Timberline 2015 Stock and Incentive Plan.  The stock options and the stock units vested immediately.  The term of the options is five years, and the exercise price of the options is $0.50, which is the closing price of our common stock as quoted on the NYSE MKT on the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer, Kiran Patankar (“CEO”) and Chief Financial Officer, Randal Hardy, (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2015 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 22, 2015.

2.

Consolidated Balance Sheets—At September 30, 2015 and 2014.

3.

Consolidated Statements of Operations —Years ended September 30, 2015 and 2014.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2015 and 2014.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2015 and 2014.

6.

Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibit No.	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
10.1*	P. Dircksen Agreement/Current Consulting Agreement, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
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

10.23*

Employment Term Sheet dated December 17, 2014, between Timberline Resources Corp. and Kiran Patankar, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 19, 2014

10.24

Option Agreement between Timberline Resources Corp. and American Gold Capital US Inc., Gunpoint Exploration US Ltd., and Gunpoint Exploration Ltd. dated March 12, 2015, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 17, 2015

10.25*#	Kiran Patankar Employment Agreement dated August 28, 2015
10.26*#	Randal Hardy Employment Agreement dated September 2, 2015
10.27*#	Randal Hardy Letter Agreement dated September 2, 2015
10.28*#	Steven Osterberg Employment Agreement dated September 2, 2015
10.29*#	Paul Dircksen Letter Agreement dated September 22, 2015
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
21#	List of Subsidiaries
23.1#	Consent of Decoria, Maichel & Teague
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Kiran Patankar Kiran Patankar	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 28, 2015
/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial Officer)	December 28, 2015

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Kiran Patankar Kiran Patankar	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 28, 2015
/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial Officer)	December 28, 2015
/s/ William M. Sheriff William M. Sheriff	Chairman of the Board of Directors	December 28, 2015
/s/ Paul Dircksen Paul Dircksen	Director	December 28, 2015
/s/ Robert Martinez Robert Martinez	Director	December 28, 2015
/s/ Leigh Freeman Leigh Freeman	Director	December 28, 2015