Form 10-K/A
period 2015-09-30
Timberline Resources Corp
filed 2016-01-28
CIK 1288750

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

Number of shares of Common Stock outstanding as of January 27, 2015: 13,331,946

EXPLANATORY NOTE

Timberline Resources Corporation. (the “Company,” “we,” “us,” “our,” or “Timberline” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 23, 2015.  The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2016 Annual General Meeting of Shareholders.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of January 27, 2016.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Steven Osterberg(1)	President & Chief Executive Officer, Principal Financial Officer and Vice-President, Exploration and Director	President & Chief Executive Officer, Principal Financial Officer and Vice-President, Exploration and Director	February 1, 2012	55
Kiran Patankar(2)	Director	Director	January 1, 2015	39
Paul Dircksen	Vice-President of Business Development and Technical Services and Director	Vice-President of Business Development and Technical Services and Director	September 22, 2006	70
William M. Sheriff(3)	Chairman of the Board of Directors	Chairman, Golden Predator Mining Corp..	August 15, 2014	57
Robert Martinez(3)	Director	Management Consultant	January 22, 2010	69
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	66

(1)	Mr. Osterberg was appointed President and Chief Executive Officer on January 19, 2016.

(2)	Mr. Patankar was President and Chief Executive Officer and Director until January 19, 2016. He remains a Director.

(3)	“Independent” in accordance with Rules 121 and 803A of the NYSE MKT Company Guide.

The following is a description of the business background of the Directors and executive officers of Timberline Resources Corporation:

William M. Sheriff – Chairman of the Board of Directors

Mr. Sheriff (57) is an entrepreneur with over 30 years of mineral exploration experience.  He has been a director and Chairman of the Board since August 2014.  He also serves as Chairman of Golden Predator Mining Corp.  Prior to founding Till Capital Ltd. and its predecessor Golden Predator Corp., Mr. Sheriff was a co-founder and Chairman of Energy Metals Corp.  He also serves as Chairman of Silver Predator Corp, enCore Energy Corp., and is Chairman of Golden Predator Mining Corp.  Mr. Sheriff has served as a director for numerous mineral exploration companies, and he holds a BSc degree (Geology) from Fort Lewis College, Colorado and an MSc in Mining Geology from the University of Texas-El Paso.

For the following reasons the Board of Directors (the “Board”) concluded that Mr. Sheriff should serve as a director (a “Director”) and Chairman of the Board of the Company, in light of its business and structure. Mr. Sheriff’s technical, financial and management experience in mining and mineral exploration enables him to provide financial, market, and technical insight to the Board.  Further, his training and experience as a geologist and mining executive allow him to bring technical and managerial expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at this time the Board recommended Mr. Sheriff to stand for re-election to the Board at the Company’s last annual meeting as the Company’s primary assets are exploration stage properties.

Paul Dircksen – Director

Mr. Dircksen (70) has over 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies.  He has been a director since January 2005 and our Vice President of Business Development and Technical Services since January 1, 2015.  Mr. Dircksen was our Vice President of Exploration from May 2006 to January 2012, our Executive Chairman from September 2009 to August 2014, and was President and Chief Executive

Officer from March 2011 to December 2014.  Working in the United States and internationally, he has a strong technical background, serving as a team member on approximately nine gold discoveries, seven of which later became operating mines.  From January 2005 to May 2006 he was self-employed as a consulting geologist until joining Timberline Resources.  Mr. Dircksen was the president of Brett Resources from January 2004 to December 2004, and prior to that, from January 2003 to December 2003, he was President of Bravo Venture Group, a junior exploration company.  During 2002 he was self-employed as an independent mineral geologist.  Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp.  He holds an M.S. in Geology from the University of Nevada.  Mr. Dircksen currently serves as a director of Avrupa Minerals.

For the following reasons the Board concluded that Mr. Dircksen should serve as a Director of the Company, in light of its business and structure. Mr. Dircksen’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as the Executive Chairman.  Further, his training and experience as a geologist allow him to bring technical expertise in regard to mineral exploration to the Company.  These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Dircksen to stand for re-election to the Board at the Company’s last annual meeting as the Company’s primary assets are exploration stage properties.

Robert Martinez – Director

Mr. Martinez (69) was appointed to the Board of Directors in January 2010.  He is a metallurgical engineer with over 35 years of experience in the mining and exploration industry.  Since May 2005, Mr. Martinez has been an independent mine management and metallurgical consultant.  In addition, from May 2005 until September 2008, Mr. Martinez was a member of the Board of Directors of Metallica Resources Inc., and from August 2005 until May 2009, he was a member of the Board of Directors of Zacoro Metals.  From August 1988 until December 2004, Mr. Martinez held various management and executive positions at NYSE-listed Coeur d’Alene Mines Corporation including serving as Vice President and General Manager of the Rochester Mine, Vice President of Engineering and Operations,  Senior Vice President of Operations, and President and Chief Operating Officer.  Mr. Martinez holds a B.S. in Metallurgical Engineering from the University of Arizona and has completed graduate work in business at Western New Mexico University and Dartmouth College.

For the following reasons the Board concluded that Mr. Martinez should serve as a Director of the Company, in light of its business and structure. Mr. Martinez’s technical and management experience in mining and metallurgy enables him to provide operating insight to the Board.  Further, his training and experience as a metallurgical engineer allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Martinez to stand for re-election to the Board at the Company’s last annual meeting as the Company’s primary assets are exploration stage properties.

Leigh Freeman – Director

Mr. Freeman (66) was appointed to the Board of Directors in January 2013. He has over 40 years of experience in the mining industry.  At present, he is Principal with Leigh Freeman Consultancy.  Mr. Freeman has served in technical, managerial and executive positions with junior and senior mining and service companies.  He was a co-founder, President and Director of Orvana Minerals and also held several positions with Placer Dome.  Mr. Freeman also serves as a trustee of the Montana Tech Foundation and on the industry advisory board for the mining programs at the University of Arizona, Montana Tech and South Dakota School of Mines. In addition, he co-chaired the Education Sustainability Committee for the Society of Mining Engineers.

For the following reasons the Board concluded that Mr. Freeman should serve as a Director of the Company, in light of its business and structure. Mr. Freeman’s technical and management xperience in mining and mineral exploration enables him to provide operating insight to the Board.  Further, his training and experience as a geological engineer allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Freeman to stand for re-election to the Board at the Company’s last annual meeting as the Company’s primary assets are exploration stage properties.

Steven Osterberg – President, Chief Executive Officer, Vice President, Exploration and Director

Dr. Osterberg (55) was appointed as our President and Chief Executive Officer and a Director effective January 19, 2016 and has been our Vice-President, Exploration since February 1, 2012.  Prior to his appointment, since April 2009, Dr. Osterberg was a Senior Geologist with Tetra Tech, Inc., a mining-related consulting firm.  From November 2004 through March 2009, Dr. Osterberg was an independent consulting geologist.  During this period, Dr. Osterberg also co-founded Jack’s Fork Exploration, Inc., a privately held mineral exploration company.  From 2002 to 2004, Dr. Osterberg was a Senior Geologist at Tetra Tech-MFG, Inc.  Dr. Osterberg holds a Ph.D. in geology from the University of Minnesota and is a licensed professional geologist (P.G.) and qualified person (QP) with the Society of Mining and Metallurgy (SME). Mr. Osterberg is employed on a full-time basis with Timberline Resources.

For the following reasons the Board concluded that Mr. Osterberg should serve as a Director of the Company, in light of its business and structure. Mr. Osterberg has extensive knowledge of the Company’s properties having served and continuing to serve as the Company’s Vice-President, Exploration.  Further, Mr. Osterberg’s degree and qualifications in geology provided expertise to the Board regarding the Company’s exploration potential.  These skills were determined by the Board to be valuable to the Board at the time the Board appointed Mr. Osterberg to the Board as the Company’s primary assets are exploration stage properties.

Kiran Patankar – Director

Mr. Patankar (39) is a mining professional with over 10 years of international work experience in investment banking, operations management, geology, and engineering.  He was our President and Chief Executive Officer from January 1, 2015 to January 19, 2016.  Prior to joining Timberline, he spent 7 years in the Canadian investment banking industry where he focused on advising clients ranging from junior growth companies to senior mining companies on capital raising and mergers & acquisitions. He was Managing Director, Mining Investment Banking of Mackie Research Capital Corporation from January 2012 until December 2014. Prior to that, he was Vice President, Metals & Mining Investment Banking at Macquarie Capital Markets Canada Ltd. from August 2007 until December 2011. Between 2000 and 2006, he worked in the mining industry for 4 years as a geologist and engineer and in the construction materials industry for 2 years in operational and business development roles. Mr. Patankar holds a B.S. in Geological Engineering from the Colorado School of Mines and an MBA from the Yale School of Management.

For the following reasons the Board concluded that Mr. Patankar should serve as a Director of the Company, in light of its business and structure. Mr. Patankar has extensive knowledge in relation to investment banking and the financing of exploration stage mineral companies.  Further, Mr. Patankar’s degrees and qualifications in both Geological Engineering and business management provide expertise to the Board regarding the financing and operation of the Company’s exploration properties.  These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Patankar to stand for re-election to the Board at the Company’s last annual meeting as the Company’s primary assets are exploration stage properties.

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

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

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

Code of Business and Ethical Conduct

We have adopted a corporate Code of Business and Ethical Conduct administered by our President and Chief Executive Officer, Steven A. Osterberg. We believe our Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2015, except as set forth below, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

NAME & NATURE OF AFFILIATION	LATE REPORTS (TRANSACTIONS)	REPORTS NOT FILED
Gunpoint Exploration Ltd., 10% Owner	1 Late Form 3 (1 transaction)	--
Randal Hardy, Officer	2 Late Form 4 (2 transactions)	--
Kiran Patankar, Officer	1 Late Form 3 (1 transaction)	--
1 Late Form 4 (2 transactions)
Steven Osterberg, Officer	1 Late Form 4 (1 transaction)	--
Paul Dircksen, Officer & Director	1 Late Form 4 (1 transaction)	--
William M. Sheriff, Director	1 Late Form 4 (1 transaction)	--
Leigh Freeman, Director	1 Late Form 4 (1 transaction)	--
John Watson, Director	1 Late Form 4 (1 transaction) 1 Late Form 3 (1 transaction)	--
Robert Martinez, Director	1 Late Form 4 (1 transaction)	--

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2015 of those persons who were, at September 30, 2015 (i) the chief executive officer (Kiran Patankar) (ii) the chief financial officer (Randal Hardy) and (iii) the two other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (Paul Dircksen – Vice-President, Business Development and Technical Services and Steven Osterberg---Vice-President, Exploration):

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Option Awards(5) ($)	All Other Compensation ($)	Total ($)
Kiran Patankar, President, Chief Executive Officer(1)	2015	159,375	50,000	16,411(6)	69,000(2)	294,786
Randal Hardy, Chief Financial Officer	2015	214,771	0	15,000(7)	0	229,771
	2014	216,500	0	0	55,527(3)	272,027
Steven Osterberg, Vice-President, Exploration	2015	173,958	0	12,000(8)	0	185,958
	2014	175,000	0	0	0	175,000
Paul Dircksen, Vice—President, Business Development and Technical Services(4)	2015	116,375	0	13,500(9)	0	129,875
	2014	220,500	0	0	68,434(3)	288,934

(1)	Mr. Patankar was President & Chief Executive Officer from January 1, 2015 until January 19, 2016.
(2)	Stock grant award of 100,000 common stock shares valued at $0.69.
(3)	Reimbursement of taxes related to transfer of SERP plan value to employee in fiscal year 2012 (See Retirement, Resignation or Termination Plans, below).
(4)	Mr. Dircksen was President & Chief Executive Officer until his resignation from those offices effective on December 31, 2014 when he was appointed Vice-President of Business Development and Technical Services.
(5)	Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock options, please refer to Note 16 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K.
(6)	34,189 stock option awards, with an exercise price of $0.74 per share. The option awards vested immediately.
(7)	50,000 stock option awards, with an exercise price of $0.48 per share. The option awards vested immediately.
(8)	40,000 stock option awards, with an exercise price of $0.48 per share. The option awards vested immediately.
(9)	45,000 stock option awards, with an exercise price of $0.48 per share. The option awards vested immediately.

Executive Compensation Agreements

Patankar Employment Agreement

On August 28, 2015, Kiran Patankar, who was our President and Chief Executive Officer until January 19, 2016, entered into an employment agreement (“Patankar Agreement”) setting forth the material terms of his employment with the Company.

Pursuant to the terms of the terms of the Patankar Agreement, Mr. Patankar is a full-time executive employee for an indefinite period of time.  The Patankar Agreement details Mr. Patankar’s duties pursuant to his employment are to fulfill the obligations and duties of the President and Chief Executive Officer and report to the Board of Directors. In consideration for rendering such services, Mr. Patankar shall be compensated with an annual salary of not less than $225,000, less required and authorized deductions and withholdings, payable in semi-monthly payments consistent with the Company’s normal payroll practices. The Company will also pay for (or reimburse Mr. Patankar the cost of) health, dental and vision insurance for Mr. Patankar and his eligible family members. The Patankar Agreement provides for the reimbursement of all reasonable business expenses of Mr. Patankar.

The Patankar Agreement also provides that Mr. Patankar is eligible to participate in such profit-sharing, bonus, stock purchase, incentive and performance award programs which are made available to our employees with comparable authority or duties. Mr. Patankar is eligible to receive performance bonuses and other incentive compensation based upon the recommendations and approval, and subject to the sole discretion, of our Board of Directors. The Patankar Agreement provides that Mr. Patankar is entitled to take six (6) weeks of paid vacation in each 12 month period of employment and will be permitted to carry-over up to six (6) weeks of unused vacation into the next calendar year.

The Patankar Agreement provides that Mr. Patankar’s Agreement may terminate (i) without “Cause” upon 90 days written notice or(ii) with “Cause” immediately upon written notice, and Mr. Patankar may resign (i) for “Good Reason” immediately upon written notice, and (ii) without “Good Reason” upon 30 days written notice. “Cause” is as defined in the Patankar Agreement and includes: material breach of the Patankar Agreement by Mr. Patankar, conviction of a crime involving moral turpitude, fraud or misrepresentation, or the commission of such acts by Mr. Patankar, and Mr. Patankar’s inability to fulfill his duties under the Patankar Agreement.  “Good Reason” is as defined in the Patankar Agreement and includes assignment of duties inconsistent with Mr. Patankar’s position, a reduction without written consent to Mr. Patankar’s base salary, a requirement to relocate without Mr. Patankar’s consent, the failure of the Company to obtain the assumption of obligations under the Patankar Agreement by any successor, a breach of the Patankar Agreement by the Company, or any other circumstances meeting the definitions of “involuntary separation” in Treasury Regulation Section 1.409A-1(n). The Patankar Agreement also terminates upon retirement, permanent disability or death.

Upon termination without Cause or resignation for Good Reason following a Change in Control of the Company (as defined in the Patankar Agreement) or upon termination due to death or permanent disability, the Company shall: (a) pay Mr. Patankar a severance benefit equal to the product of his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, multiplied by a “change in control multiplier” equal to two (2) plus one twelfth (1/12) of the number of full years (up to a maximum of twelve (12) years) that Mr. Patankar was employed by the Registrant, (b) pay for health insurance benefits for Mr. Patankar and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Patankar was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Patankar the value of his earned but unused vacation days.

Upon termination without Cause or resignation for Good Reason not following a Change in Control of the Company, the Company shall: (a) pay Mr. Patankar a severance benefit equal his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, (b) pay for health insurance benefits for Mr. Patankar and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Patankar was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Patankar the value of his earned but unused vacation days and unreimbursed business expenses.

Receipt of any severance payments is conditioned upon the execution of a separation agreement and release of claims against the Company.

Upon termination with Cause or resignation without Good Reason, the Company shall on the date of termination pay Mr. Patankar: (a) his earned salary, bonus or other compensation, (b) the value of Mr. Patankar’s earned but unused vacation days and (c) unreimbursed business expenses.

Upon retirement, the Patankar Agreement provides that the Company is not obligated to pay Mr. Patankar a monthly retirement benefit but shall endeavor in good faith to devise and implement a retirement plan for Mr. Patankar and the other employees of the Company.

The Patankar Agreement provides for Mr. Patankar to maintain the confidentiality of the Company’s confidential information and contains a non-competition provision pursuant to which Mr. Patankar agrees for a one year period following termination to not directly or indirectly for himself or on behalf of others (a) solicit for employment or as a consultant or independent contractor or enter into an independent contract or relationship with any person employed by the Company at any time during such period or otherwise interfere with such employment relationship, (b) induce or attempt to induce any customer, supplier, licensee or business relation of the Company to cease doing business with the Company, or (c) disparage the Company.

The Patankar Agreement also contains standard provisions regarding notices, amendments, governing law and jurisdiction.

On January 19, 2016, Mr. Patankar’s employment with Timberline Resources as its President and Chief Executive Officer ended.

Dircksen Employment Agreement

On September 22, 2015, Mr. Paul Dircksen, current Vice President Business Development & Technical Services and director of the Company and the former President and Chief Executive Officer of the Company, entered into a letter agreement, effective September 21, 2015, regarding Mr. Dircksen’s ongoing relationship with the Company (the “Dircksen Agreement”). Upon execution of the Dircksen Agreement, by mutual agreement, Mr. Dircksen’s employment agreement with the Company, dated effective May 1, 2006, was terminated in its entirety and Mr. Dircksen waived any claims, rights or assertions related to any of the terms and conditions of the prior employment agreement, including any provisions relating to payment for any change of control.

Pursuant to the Dircksen Agreement, Mr. Dircksen will continue as a consultant to the Company at an annual compensation rate of $73,500 payable bi-monthly in accordance with the Company’s normal practices until a change of control occurs.  The Company will reimburse Mr. Dircksen and his spouse for health coverage benefits for 13 years through payment of medical and dental insurance coverage premiums up to $12,000 per year. The Company has also agreed to transfer title of the Company truck which Mr. Dircksen currently drives to Mr. Dircksen.

If a change of control occurs, the Company has agreed to consider in good faith continuing Mr. Dircksen’s consulting arrangement on mutually agreeable terms.

The Dircksen Agreement further provides that the Company will inform the Company’s compensation committee at the time it is considering issuing awards under the Company’s proposed 2015 Stock and Incentive Plan, which was approved by the shareholders on September 24, 2015, that Mr. Dircksen and the Company have agreed that the value of the surrender of Mr. Dircksen’s change of control rights contained in Mr. Dircksen’s prior employment agreement is approximately $160,000.  The Dircksen Agreement, however, does not bind the Company or the compensation committee to undertake any issuance of awards under the 2015 Stock and Incentive Plan and the issuance of any such awards to Mr. Dircksen in the future remains in the sole discretion of the compensation committee.

Osterberg Employment Agreement

On August 28, 2015, Steven Osterberg, our Vice President of Exploration, and subsequently on January 19, 2016, appointed as our President and Chief Executive Officer, entered into an employment agreement (“Osterberg Agreement”) setting forth the material terms of his employment with the Company.

Pursuant to the terms of the terms of the Osterberg Agreement, the Company employs Mr. Osterberg as a full-time executive employee for an indefinite period of time.  The Osterberg Agreement details Mr. Osterberg’s duties pursuant to his employment are to fulfill the obligations and duties of the Vice President of Exploration and report to the Chief Executive Officer of the Company. In consideration for rendering such services, Mr. Osterberg shall be compensated with an annual salary of not less than $150,000, less required and authorized deductions and withholdings, payable in semi-monthly payments consistent with the Company’s normal payroll practices. The Company will also pay for (or reimburse Mr. Osterberg the cost of) health, dental and vision insurance for Mr. Osterberg and his eligible family members. The Osterberg Agreement provides for the reimbursement of all reasonable business expenses of Mr. Osterberg.

The Osterberg Agreement also provides that Mr. Osterberg is eligible to participate in such profit-sharing, bonus, stock purchase, incentive and performance award programs which are made available to employees of the Company with comparable authority or duties. Mr. Osterberg is eligible to receive performance bonuses and other incentive compensation based upon the recommendations and approval, and subject to the sole discretion, of our Board of Directors. The Osterberg Agreement provides that Mr. Osterberg is entitled to take six (6) weeks of paid vacation in each 12 month period of employment and will be permitted to carry-over up to six (6) weeks of unused vacation into the next calendar year.

The Osterberg Agreement provides that Mr. Osterberg may be terminated (i) without “Cause” upon 90 days written notice or (ii) with “Cause” immediately upon written notice, and Mr. Osterberg may resign (i) for “Good Reason” immediately upon written notice and (ii) without “Good Reason” upon 30 days written notice. “Cause” is as defined in the Osterberg Agreement and includes: material breach of the Osterberg Agreement by Mr. Osterberg, conviction of a crime involving moral turpitude, fraud or misrepresentation, or the commission of such acts by Mr. Osterberg, and Mr. Osterberg’s inability to fulfill his duties under the Osterberg Agreement.  “Good Reason” is as defined in the Osterberg Agreement and includes assignment of duties inconsistent with Mr. Osterberg’s duties, a reduction without consent to Mr. Osterberg’s base salary, a requirement to relocate without Mr. Osterberg’s consent, the failure of the Company’s to obtain the assumption of obligations under the Osterberg Agreement by any successor or breach of the Osterberg Agreement by the Company. The Osterberg Agreement also terminates upon retirement, permanent disability or death.

Upon termination without Cause or resignation for Good Reason following a Change in Control of the Company (as defined in the Osterberg Agreement) or upon termination due to death or permanent disability, the Company shall: (a) pay Mr. Osterberg a severance benefit equal to the product of his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, multiplied by a “change in control multiplier” equal to one (1) plus one twelfth (1/12) of the number of full years (up to a maximum of twelve (12) years) that Mr. Osterberg was employed by the Company, (b) pay for health insurance benefits for Mr. Osterberg and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Osterberg was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Osterberg the value of his earned but unused vacation days.

Upon termination without Cause or resignation for Good Reason not following a Change in Control of the Company, the Company shall: (a) pay Mr. Osterberg a severance benefit equal his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, (b) pay for health insurance benefits for Mr. Osterberg and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Osterberg was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Osterberg the value of his earned but unused vacation days.

Receipt of any severance payments is conditioned upon the execution of a separation agreement and release of claims against the Company.

Upon termination with Cause or resignation without Good Reason, the Company shall on the date of termination pay Mr. Osterberg: (a) his earned salary, bonus or other compensation, (b) the value of Mr. Osterberg’s earned but unused vacation days and (c) unreimbursed business expenses.

Upon retirement, the Osterberg Agreement provides that the Company is not obligated to pay Mr. Osterberg a monthly retirement benefit but shall endeavor in good faith to devise and implement a retirement plan for Mr. Osterberg and the other employees of the Company.

The Osterberg Agreement provides for Mr. Osterberg to maintain the confidentiality of the Company’s confidential information and contains a non-competition provision pursuant to which Mr. Osterberg agrees for a one year period following termination to not directly or indirectly for himself or on behalf of others (a) solicit for employment or as a consultant or independent contractor or enter into an independent contract or relationship with any person employed by the Company at any time during such period or otherwise interfere with such employment relationship, (b) induce or attempt to induce any customer, supplier, licensee or business relation of the Company to cease doing business with the Company, or (c) disparage the Company.

The Osterberg Agreement also contains standard provisions regarding notices, amendments, governing law and jurisdiction.

Mr. Osterberg’s contract was not amended or in any way altered in relation to his appointment as President and Chief Executive Officer on January 19, 2016.

Hardy Employment Agreement

On September 2, 2015, Randal Hardy, our then Chief Financial Officer who subsequently resigned effective January 19, 2016, entered into a letter agreement regarding Mr. Hardy’s continued employment (the “Hardy Agreement”).

Pursuant to the terms of the terms of the Hardy Agreement, the Company employed Mr. Hardy as a full-time executive employee for an indefinite period of time.  The Hardy Agreement details Mr. Hardy’s duties pursuant to his employment are to fulfill the obligations and duties of the Chief Financial Officer of the Company and report to the Chief Executive Officer of the Company. In consideration for rendering such services, Mr. Hardy shall be compensated with an annual salary of not less than $175,000, less required and authorized deductions and withholdings, payable in semi-monthly payments consistent with the Company’s normal payroll practices. The Company will also pay for (or reimburse Mr. Hardy the cost of) health, dental and vision insurance for Mr. Hardy and his eligible family members. The Hardy Agreement provides for the reimbursement of all reasonable business expenses of Mr. Hardy.

The Hardy Agreement also provides that Mr. Hardy is eligible to participate in such profit-sharing, bonus, stock purchase, incentive and performance award programs which are made available to employees of the Company with comparable authority or duties. Mr. Hardy is eligible to receive performance bonuses and other incentive compensation based upon the recommendations and approval, and subject to the sole discretion, of the Board. The Hardy Agreement provides that Mr. Hardy is entitled to take six (6) weeks of paid vacation in each 12 month period of employment and will be permitted to carry-over up to six (6) weeks of unused vacation into the next calendar year.

The Hardy Agreement provides that Mr. Hardy may be terminated (i) without “Cause” upon 90 days written notice, (ii) with “Cause” immediately upon written notice, or Mr. Hardy may resign (i) for “Good Reason” immediately upon written notice and (ii) without “Good Reason” upon 30 days written notice. “Cause” is as defined in the Hardy Agreement and includes: material breach of the Hardy Agreement by Mr. Hardy, conviction of a crime involving moral turpitude, fraud or misrepresentation, or the commission of such acts by Mr. Hardy, and Mr. Hardy’s inability to fulfill his duties under the Hardy Agreement.  “Good Reason” is as defined in the Hardy Agreement and includes assignment of duties inconsistent with Mr. Hardy’s duties, a reduction without consent to Mr. Hardy’s base salary, a requirement to relocate without Mr. Hardy’s consent, the failure of the Company to obtain the assumption of obligations under the Hardy Agreement by any successor or breach of the Hardy Agreement by the Company. The Hardy Agreement also terminates upon retirement, permanent disability or death.

Upon termination without Cause or resignation for Good Reason following a Change in Control of the Registrant (as defined in the Hardy Agreement) or upon termination due to death or permanent disability, the Registrant shall: (a) pay Mr. Hardy a severance benefit equal to the product of his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, multiplied by a “change in control multiplier” equal to one (1) plus one twelfth (1/12) of the number of full years (up to a maximum of twelve (12) years) that Mr. Hardy was employed by the Company, (b) pay for health insurance benefits for Mr. Hardy and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Hardy was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Hardy the value of his earned but unused vacation days.

Upon termination without Cause or resignation for Good Reason not following a Change in Control of the Company, the Registrant shall: (a) pay Mr. Hardy a severance benefit equal his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, (b) pay for health insurance benefits for Mr. Hardy and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Hardy was employed by the Registrant or until such benefits are paid for by another employer, and (c) pay Mr. Hardy the value of his earned but unused vacation days.

Receipt of any severance payments is conditioned upon the execution of a separation agreement and release of claims against the Company.

Upon termination with Cause or resignation without Good Reason, the Registrant shall on the date of termination pay Mr. Hardy: (a) his earned salary, bonus or other compensation, (b) the value of Mr. Hardy’s earned but unused vacation days and (c) unreimbursed business expenses.

Upon retirement, the Hardy Agreement provides that the Registrant is not obligated to pay Mr. Hardy a monthly retirement benefit but shall endeavor in good faith to devise and implement a retirement plan for Mr. Hardy and the other employees of the Registrant.

The Hardy Agreement provides for Mr. Hardy to maintain the confidentiality of the Registrant’s confidential information and contains a non-competition provision pursuant to which Mr. Hardy agrees for a one year period following termination to not directly or indirectly for himself or on behalf of others (a) solicit for employment or as a consultant or independent contractor or enter into an independent contract or relationship with any person employed by the Company at any time during such period or otherwise interfere with such employment relationship, (b) induce or attempt to induce any customer, supplier, licensee or business relation of the Company to cease doing business with the Company, or (c) disparage the Company.

The Hardy Agreement also contains standard provisions regarding notices, amendments, governing law and jurisdiction.

On January 19, 2016, Mr. Hardy resigned as Chief Financial Officer. In connection with Mr. Hardy’s resignation, the Registrant agreed to the issuance to Mr. Hardy of 100,000 Stock Units (or equivalent equity securities) of the Company and continuation of his health benefits under the terms of his former employment agreement. Additionally, the Company has agreed to hire Mr. Hardy as a consultant to the Company to assist in the transition to a new Chief Financial Officer at a rate of $85 per hour.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.  Specific executive employment agreements described above do, however, provide that if the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason, as such terms are defined in their respective employment agreements, the executive will be entitled to receive payments as set forth in the above discussions, which payments are greater in each case in the event that such termination or resignation is in relation to a change in control transaction.

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
Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of September 30, 2015. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date
Kiran Patankar	34,189	$0.74	1/4/2020
Paul Dircksen	12,501 12,500 45,000	$11.64 $5.88 $0.48	3/31/2016 4/11/2017 12/17/2019
Randal Hardy	8,334 12,500 50,000	$11.64 $5.88 $0.48	3/31/2016 4/11/2017 12/17/2019
Steven Osterberg	8,334 8,334 40,000	$6.48 $5.88 $0.48	2/1/2017 4/11/2017 12/17/2019

(1)
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

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2015.  Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	13,500(3)	0	0	0	0
Robert Martinez	0	0	13,500(3)	0	0	0	0
William M. Sheriff	0	0	16,500(4)	0	0	0	0
John Watson(1)	0	0	10,500(5)	0	0	0	0

(1)   Resigned from the Board of Directors effective on September 24, 2015.
(2)   See Compensation of Directors, below, for a description of cash compensation earned by Directors.
(3)   45,000 stock option awards, with an exercise price of $0.48 per share.  The option awards vested immediately.
(4)   50,000 stock option awards, with an exercise price of $0.48 per share.  The option awards vested immediately.
(5)   35,000 stock option awards, with an exercise price of $0.48 per share.  The option awards vested immediately.

Compensation of Directors

Directors that were also executive officers received no monetary compensation for serving as a Director.  Non-executive directors are granted non-qualified stock options and stock awards as compensation.  Such stock awards are determined at the sole discretion of the Company’s Compensation Committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of January 27, 2016, regarding the ownership of our common stock by:

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

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 13,331,946 shares of common stock outstanding as of January 27, 2015. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following January 27, 2015 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/ Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	William M. Sheriff (a)(1) Chairman of the Board, Director	323,750 / 55,000	2.83%
Common Stock	Kiran Patankar (b)(2) President & Chief Executive Officer, Director	107,500 / 78,026	2.39%
Common Stock	Paul Dircksen(b)(3) Vice President of Business Development and Technical Services, Director	44,225 / 420,001	3.38%
Common Stock	Steven Osterberg (4) Vice-President, Exploration	2,493 / 56,668	*
Common Stock	Robert Martinez (a)(5) Director	- / 57,500	*
Common Stock	Leigh Freeman (a)(6) Director	- / 53,334	*

Common Stock	Total Directors and Executive Officers as a group (6 persons)	477,968 / 720,529	8.53%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/ Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Gunpoint Exploration Ltd. Suite 201, 1512 Yew Street Vancouver, BC V6K 3E4 Canada	2,000,000 / -	15.00%
Common Stock	Waterton Precious Metals Fund II Cayman, LP Commerce Court West 199 Bay Street, Suite 5050 Toronto, ON M5L 1E2 Canada	1,331,861 / -	9.99%
Common Stock	Resource Re Ltd. Continental Building 25 Church Street Hamilton HM 12 Bermuda	701,250 / -	5.26%

*	less than 1%.

**
The percentages listed for each stockholder are based on 13,331,946 shares outstanding as of January 27, 2015 and assume the exercise by that stockholder only of his entire option exercisable within 60 days of January 27, 2015.

(a)	Director only

(b)	Officer and Director

(1)	A vested option to purchase 55,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.

(2)
A vested option to purchase 34,189 shares was granted to this stockholder on January 14, 2015 with an exercise price of $0.74 per share and an expiration date of January 14, 2020.  A vested option to purchase 43,837 shares was granted to this stockholder on October 6, 2015 with an exercise price of $0.50 per share and an expiration date of October 6, 2020.

(3)
A vested option to purchase 12,501 shares was granted to this stockholder on March 31, 2011 with an exercise price of $11.64 per share and an expiration date of March 31, 2016.  A vested option to purchase 12,500 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and  an expiration date of April 11, 2017.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A stock unit award for 350,000 shares was granted to this stockholder on October 6, 2015.

(4
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

Equity Compensation Plans

The following summary information is presented as of September 30, 2015.
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders(1)	533,778	$2.48	4,000,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	533,778(1)	$2.48	4,000,000

(1)
In February 2005, our Board adopted the 2005 Equity Incentive Plan which was approved by stockholders on September 23, 2005.  This plan authorized the granting of up to 750,000 non-qualified 10 year stock options to Officers, Directors and consultants. In August 2006, the Board adopted the Amended 2005 Equity Incentive Plan which was approved by stockholders on September 22, 2006. This amended plan increased the number of non-qualified 10 year stock options that were authorized to be issued to Officers, Directors and consultants to 2,750,000. On August 22, 2008, our stockholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provided for 7,000,000 shares of common stock for awards under the plan.  On May 28, 2010, our stockholders approved a proposal for the increase in the total number of shares of common stock that may be issued pursuant to awards granted under the original 2005 Plan as previously amended.  Following the increase, the plan provided for 10,000,000 shares of common stock for awards under the plan.  The 2005 Equity Incentive Plan as previously amended terminated on May 28, 2015 and no awards were or may be issued under this plan after its termination.  On August 25, 2015, our Board adopted and approved the Company’s 2015 Stock and Incentive Plan which was approved by stockholders on September 24, 2015.  This plan authorizes the issuance of up to 4,000,000 shares of common stock pursuant to awards granted under the plan to employees, directors, and consultants.

(2)
On October 31, 2014 we completed a one-for-twelve reverse stock split, and proportional adjustments were made to the number of securities to be issued upon exercise of outstanding options, and prices of our outstanding options.

As to the options granted to date, there were no options exercised during the fiscal year ended September 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the two fiscal years ended September 30, 2015 and 2014.

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

Director Independence

We have six directors as of January 27, 2016, including three independent directors, as follows:

●	William M. Sheriff

●	Robert Martinez

●	Leigh Freeman

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2015.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2015 through September 30, 2006.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2015 and 2014, respectively:

	Years Ended September 30,
	2015	2014
Audit Fees	$50,720	$49,619
Audit Related Fees	$3,602	$16,985
Tax Fees	$12,019	$4,275
All Other Fees	$0	$0
Total	$66,341	$70,879

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2015 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements
The following Consolidated Financial Statements of the Corporation were filed as part of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015:

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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.26*	Randal Hardy Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.27*	Randal Hardy Letter Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014

10.29*	Paul Dircksen Letter Agreement dated September 22, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
21	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014

* - Denotes management contract or compensatory plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Steven Osterberg Steven Osterberg	President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	January 28, 2016