Form 10-Q
period 2015-12-31
Timberline Resources Corp
filed 2016-02-12
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Number of shares of issuer’s common stock outstanding at February 11, 2016: 13,331,946

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 12

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$42,952	$500,965
Prepaid expenses and other current assets	15,058	23,589
Joint venture receivable	5,761	5,761
TOTAL CURRENT ASSETS	63,771	530,315

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	15,305,278	15,277,257

OTHER ASSETS:
Investment in joint venture	642,450	642,450
Restricted cash	756,657	764,662
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	1,408,857	1,416,862

TOTAL ASSETS	$16,777,906	$17,224,434

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$231,321	$219,474
Accrued expenses	275,000	313,048
Accrued payroll, benefits and taxes	140,920	130,965
TOTAL CURRENT LIABILITIES	647,241	663,487

LONG-TERM LIABILITIES:
Asset retirement obligation	140,391	138,720
TOTAL LONG-TERM LIABILITIES	140,391	138,720

COMMITMENTS (Notes 4 and 9)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 13,331,946 and 13,331,946 shares issued and outstanding, respectively	13,332	13,332
Additional paid-in capital	65,896,483	65,544,517
Accumulated deficit	(49,919,541)	(49,135,622)
TOTAL STOCKHOLDERS' EQUITY	15,990,274	16,422,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,777,906	$17,224,434

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended
	December 31,
	2015	2014

OPERATING EXPENSES:
Mineral exploration expenses	$138,687	$242,320
Salaries and benefits	504,035	200,447
Professional fees expense	106,044	89,078
Insurance expense	22,771	21,211
Other general and administrative expenses	36,523	136,283
TOTAL OPERATING EXPENSES	808,060	689,339

LOSS FROM OPERATIONS	(808,060)	(689,339)

OTHER INCOME (EXPENSE):
Foreign exchange gain/(loss)	92	535
Miscellaneous other income	24,049	119
TOTAL OTHER INCOME (EXPENSE)	24,141	654

LOSS BEFORE INCOME TAXES	(783,919)	(688,685)

INCOME TAX EXPENSE	-	-

NET LOSS	$(783,919)	$(688,685)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.06)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	13,331,946	9,898,273

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(783,919)	$(688,685)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,979	1,980
Stock based compensation	351,966	109,500
Accretion of asset retirement obligation	1,671	1,592
Changes in operating assets and liabilities:
Prepaid drilling services, prepaid expenses and other current assets, deposits and other assets	8,531	(79,063)
Joint venture receivable	-	9,680
Accounts payable	11,847	69,354
Accrued expenses	(38,048)	(133,419)
Accrued payroll, benefits and taxes	9,955	-
Net cash used by operating activities	(436,018)	(709,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(30,000)	(29,000)
Proceeds from sale of property, mineral rights and equipment	-	8,500
Refund of reclamation bond	8,005	-
Net cash provided (used) by investing activities	(21,995)	(20,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(458,013)	(729,561)

CASH AT BEGINNING OF PERIOD	500,965	2,825,320

CASH AT END OF PERIOD	$42,952	$2,095,759

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for common stock payable	-	80,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The consolidated financial statements for the three months ended December 31, 2015 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2015 and 2014, would be as follows:

	2015	2014
Stock options	577,615	568.334
Stock unit awards	675,000	-
Warrants	12,500	25,000
Total possible dilution	1,265,115	593.334

At December 31, 2015 and 2014, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

c.

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

	December 31, 2015	September 30, 2015	Input Hierarchy Level
Assets:
Cash	$42,952	$500,965	Level 1
Restricted cash	756,657	764,662	Level 1

NOTE 4 – ENTRY INTO PROPERTY OPTION AGREEMENT:

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

As consideration for the Option, we agreed to issue two million (2,000,000) shares of common stock and pay $300,000 in cash.  A $100,000 cash payment was made on March 31, 2015.  The common stock was valued at fair value on the Effective Date and capitalized with the cash payment of $100,000 for a total of $1,300,000.  The remaining $200,000 cash payment was paid on September 23, 2015.  The common stock was issued on March 31, 2015 and is being held in escrow.  The shares are irrevocable and will be released to Gunpoint as follows:  25% on September 12, 2015; 25% on March 12, 2016; 25% on September 12, 2016; and 25% on March 12, 2017.  Gunpoint will receive the total of 2,000,000 shares even if the Company does not exercise the Option.

At any time during the Option Period, we may purchase 100% of Talapoosa by providing written notification thereof and paying to Gunpoint $10 million in cash (the “Option Payment”) within ninety (90) days of the notification date.  Upon the date that Gunpoint receives the Option Payment (the “Closing Date”), we will have earned a 100% interest in the Project.

For a period of five years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) be fixed at or above $1,600 per ounce, on any single day during the Contingent Payment Period (the “Initial Threshold Event”) and at any time after the Initial Threshold Event during the Contingent Payment Period the daily price of gold (as determined by the London PM Fix) averages U.S.$1,600 per ounce or greater for a period of ninety (90) consecutive trading days (the “Trigger Event”), we shall be required to pay or cause to be paid to Gunpoint an additional payment of $10 million (the “Contingent Payment”) within ninety (90) days of the date that the Trigger Event is deemed to have occurred.  The Contingent Payment shall consist of $5 million in cash, and the remainder shall be paid either in cash or in shares of our common stock or a combination thereof at our sole discretion.

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

On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).  See Note 10 – Subsequent Events.

At December 31, 2015 and September 30, 2015, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of $5,761 and $5,761, respectively.

NOTE 6 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  The prepayment amount represented discounts on future drilling services, or cash if we did not use the prepaid drilling services, to be provided by Timberline Drilling to us between November 2011 and November 2016.  During the year ended September 30, 2014, we accepted $150,000 as settlement of the portion of the prepaid drilling services that was due to be paid to the Company in November 2014 ($220,000).  During the year ended September 30, 2015, we used $75,685 in drilling services, and we accepted $275,000 as a settlement of the remaining portion of prepaid drilling services that was due to be paid to the Company in November 2015 ($144,315) and November 2016 ($220,000), resulting in an $89,315 loss on settlement of prepaid drilling services.   As of September 30, 2015 and at December 31, 2015, the balance of the prepaid drilling services is nil.

The following table summarizes activity in the Company’s prepaid drilling services:

Year ended September 30, 2015

Beginning balance	$440,000
Cash received in lieu of drilling services	(275,000)
Loss on settlement of prepaid drilling services	(89,315)
Prepaid drilling services used	(75,685)
Less current portion	-
Ending balance	$-

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

In September 2015, we closed a private placement of our common stock.  We sold 1,331,861 shares of common stock at a price of $0.375 per share for gross proceeds of $499,448.

Stock Issued for Mineral Rights, Property and Equipment

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

Stock Issued for Property Option Agreement

On March 31, 2015, pursuant to a property option agreement (Note 4), we issued 2,000,000 restricted common shares with a value of $1,200,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT on March 12, 2015, the effective date of the property option agreement.

Stock Issued for Compensation

On January 27, 2015, we issued 100,000 restricted common shares for employee compensation.  The shares were valued at $69,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with our public offerings.  12,500 of the warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing December 26, 2013.  The remaining 12,500 warrants are exercisable on a cashless basis, at the holders’ option, for a two-year term commencing September 10, 2014.  No warrants were issued during the three months ended December 31, 2015 or the year ended September 30, 2015, and no warrants were exercised or expired during the year ended September 30, 2015.  12,500 warrants expired during the three months ended December 31, 2015.  There are 12,500 warrants remaining that expire on September 9, 2016.

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

NOTE 8 – STOCK-BASED AWARDS:

During the year ended September 30, 2015 our Board of Directors adopted and our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan. This plan replaces our 2005 Equity Incentive Plan, as amended.  The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2015 Stock and Incentive Plan is 4 million shares of our common stock.  Upon exercise of stock-based awards, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair value of our stock at the date of grant.

The 2005 Equity Incentive Plan, as amended, terminated on May 28, 2015 and no stock or option awards may be granted under this plan after it was terminated.   533,778 stock options remain outstanding and may be exercised under the 2005 Equity Incentive Plan, as amended.

During the three months ended December 31, 2015, 43,837 stock options and 675,000 stock unit awards were granted to certain employees by the Company’s Board of Directors and vested immediately.  Stock unit awards are awards granted under the Company’s 2015 Stock and Incentive Plan which are payable in common shares of the Company upon the occurrence of certain events, achievement of certain milestones, or at a future date.  Total compensation cost of options and stock unit awards for employees was $351,966 and $55,500 for the three months ended December 31, 2015 and 2014 respectively.  These costs are classified under salaries and benefits expense.  The fair value of the stock unit awards was determined by the closing price of the Company’s common stock on the NYSE MKT on the grant date.  The fair value of the option awards was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

October 6, 2015
Expected volatility	110.4%
Stock price on date of grant	$0.50
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.90%
Expected forfeiture rate	0%

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2015	533,778	$2.48
Granted	43,837	0.50
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2015	577,615	$2.33
Exercisable at December 31, 2015	577,615	$2.33

Weighted average fair value of options granted during the three months ended December 31, 2015		$0.33

Unrecognized compensation expense related to options at December 31, 2015		$-

Average remaining contractual term of options outstanding and exercisable at December 31, 2015 (years)
Outstanding		3.31
Exercisable		3.31

The aggregate of options exercisable as of December 31, 2015 had an intrinsic value of nil based on the closing price of $0.17 per share of our common stock on December 31, 2015.

NOTE 9 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and facilities in Eureka, Nevada and Sparks, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended December 31,
	2015	2014
Mineral exploration expenses	$16,050	$3,900
Other general and administrative expenses	10,500	10,500
Total	$26,550	$14,400

Employment Agreements

The Company has employment agreements with various executive employees that require certain termination benefits and payments in defined circumstances.

NOTE 10 – SUBSEQUENT EVENTS:

Sale of our Interest in Butte Highlands JV, LLC

Subsequent to the quarter ended December 31, 2015, we decided to sell our interest in the Butte Highlands Joint Venture (See Note 5).  On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).

Pursuant to the Purchase Agreement, the parties agreed that consideration for the JV Interest consisted of, (i) two hundred and twenty-five thousand dollars ($225,000) and (ii) three million (3,000,000) restricted shares of New Jersey (“New Jersey Shares”).  $50,000 of the cash consideration was paid on January 25, 2016 with the remaining $175,000 of the cash consideration and the New Jersey Shares paid at closing, which occurred on January 29, 2016.  The total value of the consideration at the closing date was $447,900.

Management Changes

On December 21, 2015, the Board of Directors of the Company received a letter of resignation from Mr. Kiran Patankar, pursuant to which Mr. Patankar resigned as Chief Executive Officer and President of the Company effective January 20, 2016. Mr. Patankar claimed in his letter to the Board that his resignation was for “good reason” as set forth in Mr. Patankar’s employment agreement dated August 28, 2015.  As such, Mr. Patankar would be owed severance payments by the Company as set forth in the agreement.  The Company’s Board disagrees with Mr. Patankar’s characterization of the resignation.  On January 19, 2016, the Board dismissed effective immediately Mr. Kiran Patankar as President and Chief Executive Officer of the Company.

No amounts have been accrued in the Company’s financial statements as of December 31, 2015 for severance benefits or claims.

Effective January 19, 2016, the Board accepted the resignation of Mr. Randal Hardy as Chief Financial Officer of the Company. In connection with Mr. Hardy’s resignation, Mr. Hardy has agreed to waive his rights to severance under his employment agreement in exchange for the issuance of 100,000 Stock Units (or equivalent equity securities) of the Company and continuation of his health benefits under the terms of his former employment agreement.  Both Mr. Hardy and the Company have agreed to waive any and all claims they have against each other in relation to Mr. Hardy’s employment as Chief Financial Officer and his resignation from that office.

Effective January 19, 2016, the Board appointed Mr. Steven A. Osterberg to serve as the Company’s President and Chief Executive Officer and a director of the Company. Mr. Osterberg’s compensation will not be altered or amended in relation to his appointment as President & CEO or as a director.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2015.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

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

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects such as the advanced Talapoosa project and our Eureka project in Nevada.

Recent Events

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

On January 19, 2016, the Board of Directors of the Company dismissed effective immediately Mr. Kiran Patankar as President and Chief Executive Officer of the Company. Effective January 19, 2016, the Board of Directors of the Company accepted the resignation of Mr. Randal Hardy as Chief Financial Officer of the Company. Effective January 19, 2016, the Board of Directors of the Company appointed Mr. Steven A. Osterberg to serve as the Company’s President and Chief Executive Officer and a director of the Company. (See Note 10 to the Consolidated Financial Statements for further details.)

On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).   (See Note 10 to the Consolidated Financial Statements for further details of the transaction.)

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

Follow-up work is planned to include additional metallurgical studies, drilling for additional samples and to increase our level of confidence for certain parts of the mineralized zone, and initiation of studies to update historic permits to current standards.  Subject to sufficient financing, these activities are expected to be incorporated into a NI 43-101 compliant Preliminary Feasibility Study by the end of 2016.

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

We also completed a six-hole RC drill program on the Windfall target within the Eureka project.  The drilling successfully tested on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall.  Six drill holes completed over a strike length of approximately 3,000 feet intersected gold mineralization consistent with results from over 600 historic drill holes, highlighted by BHWF-40 which intersected 80 feet at 0.09 opt of gold (6.1 m @ 8.79 g/t).    The data for Windfall will support potential development of a resource estimate of the gold mineralization at the project.

In order to prioritize our resources toward the development of Talapoosa, we are not planning any material exploration expenditures at the Eureka Project in 2016.

There are no proven and probable reserves as defined under Guide 7 at the Eureka Project and our activities there remain exploratory in nature.

Butte Highlands Project, Montana

In July 2007, we acquired the Butte Highlands Gold Project, located approximately 15 miles south of Butte, Montana in Silver Bow County.  The property covers 1,142 acres consisting of a combination of patented and unpatented mining claims.  The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.  A feasibility study was not completed on the project, and there are no proven and probable reserves at the property under Guide 7.  Our activities there were exploratory in nature.

On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).  Pursuant to the Purchase Agreement, the parties agreed that consideration for the JV Interest consisted of, (i) two hundred and twenty-five thousand dollars ($225,000) and (ii) three million (3,000,000) restricted shares of New Jersey (“New Jersey Shares”).  $50,000 of the cash consideration (the “Down Payment”) was paid on January 25, 2016 with the remaining $175,000 of the cash consideration and the New Jersey Shares paid at closing, which occurred on January 29, 2016.  The total value of the consideration at the closing date was $447,900.

Summary

We believe the global economic environment and monetary climate continue to favor a relatively steady gold price for the foreseeable future.  While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects in spite of the current gold price and market volatility.

As a company, we are considering strategic corporate opportunities with our focus on providing for the advancement of our Talapoosa project.  In May 2015, we finalized a positive Preliminary Economic Assessment (“PEA”) at Talapoosa, the results of which had been announced on April 27, 2015.  We believe that with appropriate funding, the Talapoosa project can advance toward the preparation of a pre-feasibility study for an anticipated open pit mining operation.  Subject to available capital, exploration programs at the Lookout Mountain and Windfall areas within our Eureka project and at Seven Troughs may also continue.  We believe that management and our board of directors have the knowledge and experience to evaluate strategic opportunities and to provide for the advancement of our Talapoosa project toward a production decision.

Results of Operations for the three months ended December 31, 2015 and 2014

Consolidated Results

($US)	Three Months Ended December 31,
	2015	2014
Exploration expenses :
Eureka	$ 28,518	$ 157,633
Talapoosa	46,099	-
Other exploration properties	64,070	84,687
Total exploration expenditures	138,687	242,320
Non-cash expenses:
Stock option and stock unit expense	351,966	109,500
Depreciation, amortization and accretion	1,980	3,572
Total non-cash expenses	353,946	113,072
Professional fees expense	106,044	89,078
Salaries and benefits (excluding stock-based)	152,069	144,947
Miscellaneous other income	(24,141)	(654)
Other general and administrative expenses	57,314	99,922
Net loss	$ (783,919)	$ (688,685)

Our consolidated net loss for the three months ended December 31, 2015 was $783,919 compared to a consolidated net loss of $688,685 for the three months ended December 31, 2014.  The year over year difference is primarily attributed to increased non-cash stock based compensation expense and professional fees in the three months ended December 31, 2015 offset by decreased exploration expenditures and other general and administrative expenses.  Exploration expenditures during the three months ended December 31, 2015 decreased as we reduced our exploration program expenditures due to our financial condition.  Expenses for the advancement of Talapoosa and exploration at Eureka are expected to continue in 2016, subject to adequate funding.

Financial Condition and Liquidity

At December 31, 2015, we had assets of $16,777,906, consisting of cash in the amount of $42,952; property, mineral rights and equipment, net of depreciation of $15,305,278, and other assets in the amount of $1,429,676.

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

At December 31, 2015, we had a working capital deficit of $583,470.  As of the date of this report, we have approximately $525,000 outstanding in current liabilities and a cash balance of approximately $75,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, joint venture agreements, sales of non-core assets, credit facilities or debenture issuances, or other strategic transactions.

We are working to increase our working capital by decreasing our expenditures and advancing transactions aimed at improving our cash position.  We have implemented significant across-the-board salary reductions; reduced staff, curtailed discretionary exploration expenditures; and reduced professional fees and other general and administrative expenditures.  We are also working to increase our working capital by exploring multiple financing alternatives.

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

We plan, as funding allows, to follow-up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of milling and other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are currently revising our corporate and exploration budgets with a focus on the advancement of the Talapoosa pre-feasibility study.  Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses through the end of fiscal 2016, and we will require additional funding and reductions in exploration and administrative expenditures.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  Without additional financing, we would have to significantly curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties. A clerical error resulted in certain unpatented mining claims which are not material to the company becoming open to mineral entry and being located by a third party.  We are in the process of regaining ownership of the claims by exchanging certain non-material patented mining claims that we own related to past projects, as well as some newly-located unpatented claims, for the unpatented claims.  We anticipate an acceptable resolution by the end of February 2016.  In addition, if we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the end of the fiscal quarter, due to changes in management and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer, the Company’s management believes that such consolidation is reasonably likely to materially affect the Company’s internal control over financial reporting and may result in material weaknesses in our internal control over financial reporting, including appropriate segregation of duties, review and signature authority, and accounting knowledge and competency. The Company has addressed these potential material weaknesses by retaining the Company’s previous Chief Financial Officer on a consulting basis and anticipates remediating these potential material weaknesses on a long-term basis by appointing a new Chief Financial Officer in the near future and thereby separating the offices of the Principal Executive Officer and Principal Financial Officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any material pending litigation, or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to any currently pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the SEC on December 29, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2015, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:  /s/ Steven A. Osterberg

       ___________________________________

       Steven A. Osterberg

       President and Chief Executive Officer

       (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:  February 12, 2016

22