Form 10-K/A
period 2015-09-30
Timberline Resources Corp
filed 2016-03-04
CIK 1288750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Number of shares of Common Stock outstanding as of March 3, 2015: 13,331,946

EXPLANATORY NOTE

Timberline Resources Corporation. (the “Company,” “we,” “us,” “our,” or “Timberline”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 23, 2015 and as amended on January 28, 2016.  The purpose of this Amendment is to re-file Exhibit 23.1 to the original 10-K, the consent of the Company’s independent registered public accounting firm (the “Auditor), to correct the inadvertent omission in the consent of a reference to the Company’s registration statement on Form S-8 (333-207204) and the consent to the incorporation of the Auditor’s report therein.  This Amendment hereby amends Part IV, Item 15 to add the revised consent.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page and Part IV, Item 15 of our Form 10-K is hereby amended and restated in its entirety.  In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.  This Amendment does not amend or otherwise update any other information in our 10-K as originally filed or as previously amended.  Accordingly, this Amendment should be read in conjunction with our Form 10-K, as amended, and with our filings with the SEC subsequent to our Form 10-K.

TABLE OF CONTENTS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1

SIGNATURES	3

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
3. Consolidated Statements of Operations—Years Ended September 30, 2015 and 2014.
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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.26*	Randal Hardy Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.27*	Randal Hardy Letter Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
21	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014

* - Denotes management contract or compensatory plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Steven Osterberg Steven Osterberg	President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	March 3, 2016

EXHIBIT INDEX

Exhibit No.	Description of Document
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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.26*	Randal Hardy Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.27*	Randal Hardy Letter Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014

10.28*	Steven Osterberg Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
21	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2014

* - Denotes management contract or compensatory plan