Form 10-Q
period 2016-03-31
Timberline Resources Corp
filed 2016-05-16
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Number of shares of issuer’s common stock outstanding at May 11, 2016: 14,006,946

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 12

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$54,307	$500,965
Prepaid expenses and other current assets	23,723	23,589
Joint venture receivable	-	5,761
Available-for-sale equity securities	270,000	-
TOTAL CURRENT ASSETS	348,030	530,315

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	15,339,318	15,277,257

OTHER ASSETS:
Investment in joint venture	-	642,450
Restricted cash	694,157	764,662
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	703,907	1,416,862

TOTAL ASSETS	$16,391,255	$17,224,434

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$244,536	$219,474
Accrued expenses	253,500	313,048
Accrued payroll, benefits and taxes	126,274	130,965
TOTAL CURRENT LIABILITIES	624,310	663,487

LONG-TERM LIABILITIES:
Asset retirement obligation	142,146	138,720
TOTAL LONG-TERM LIABILITIES	142,146	138,720

COMMITMENTS (Notes 4 and 9)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 14,006,946 and 13,331,946 shares issued and outstanding, respectively	14,007	13,332
Additional paid-in capital	65,895,810	65,544,517
Accumulated deficit	(50,332,118)	(49,135,622)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities	47,100	-
TOTAL STOCKHOLDERS' EQUITY	15,624,799	16,422,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,391,255	$17,224,434

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015

OPERATING EXPENSES:
Mineral exploration expenses	$7,276	$498,373	$145,963	$740,693
Impairment of mineral rights	-	426,000	-	426,000
Salaries and benefits	98,109	315,761	602,144	516,208
Professional fees expense	62,089	123,092	168,133	212,170
Insurance expense (refund)	(13,634)	31,740	9,137	52,951
Gain on equipment exchanged for services	(25,644)	-	(25,644)	-
Loss on sale of investment in joint venture	180,050	-	180,050	-
Other general and administrative expenses	108,929	211,977	145,452	348,260
TOTAL OPERATING EXPENSES	417,175	1,606,943	1,225,235	2,296,282

LOSS FROM OPERATIONS	(417,175)	(1,606,943)	(1,225,235)	(2,296,282)

OTHER INCOME (EXPENSE):
Foreign exchange gain/(loss)	4,598	(5,806)	4,690	(5,271)
Miscellaneous other income	-	44	24,049	163
TOTAL OTHER INCOME (EXPENSE)	4,598	(5,762)	28,739	(5,108)

LOSS BEFORE INCOME TAXES	(412,577)	(1,612,705)	(1,196,496)	(2,301,390)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(412,577)	(1,612,705)	(1,196,496)	(2,301,390)

COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity securities	47,100	-	47,100	-

COMPREHENSIVE LOSS	$(365,477)	$(1,612,705)	$(1,149,396)	$(2,301,390)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.03)	$(0.16)	$(0.09)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	13,547,055	9,971,195	13,438,912	9,934,333

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,196,496)	$(2,301,390)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,981	3,959
Stock based compensation	351,967	194,911
Accretion of asset retirement obligation	3,426	3,263
Equipment exchanged for services	29,603	-
Gain on equipment exchanged for services	(25,644)	-
Loss on sale of investment in joint venture	180,050	-
Impairment of mineral rights	-	426,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, deposits and other assets	(134)	394
Joint venture receivable	5,761	9,388
Accounts payable	25,062	29,237
Accrued expenses	(59,548)	(38,420)
Accrued payroll, benefits and taxes	(4,691)	4,642
Net cash used by operating activities	(688,663)	(1,668,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(68,000)	(147,000)
Proceeds from sale of property, mineral rights and equipment		8,500
Proceeds from sale of investment in joint venture	225,000	-
Refund of reclamation and road use bonds	85,005	-
Net cash provided (used) by investing activities	242,005	(138,500)

Net decrease in cash and cash equivalents	(446,658)	(1,806,516)

CASH AT BEGINNING OF PERIOD	500,965	2,825,320

CASH AT END OF PERIOD	$54,307	$1,018,804

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for property, mineral rights and equipment purchase	$-	$1,200,000
Common stock issued for common stock payable	-	80,000
Available-for-sale equity securities received for investment in joint venture	222,900	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The consolidated financial statements for the three and six month periods ended March 31, 2016 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2016 and 2015, would be as follows:

	2016	2015
Stock options	450,945	594,189
Warrants	12,500	25,000
Total possible dilution	463,445	619,189

At March 31, 2016 and 2015, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

d.

Available-for-sale equity securities – Available-for-sale equity securities are recorded at fair value.  Unrealized gains and losses relating to equity securities classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity unless an other than temporary impairment in value has occurred, in which case such accumulated loss would be charged to current period net income (loss).  Unrealized gain and losses originally included in accumulated other comprehensive income are reclassified to the current period net income (loss) when the sale or determination of other than temporary impairment of securities occurs.  Realized gains and losses on the sale of securities are recognized on a specific identification basis.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 31, 2016	September 30, 2015	Input Hierarchy Level
Assets:
Cash	$54,307	$500,965	Level 1
Restricted cash	694,157	764,662	Level 1
Available-for-sale equity securities	270,000	-	Level 1

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

NOTE 5 – INVESTMENT IN JOINT VENTURE, (continued):

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

During the quarter ended March 31, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).  We received $225,000 in cash and 3 million restricted shares of common stock of NJMC (the “NJMC Shares”) as consideration for the sale of the JV Interest.  The NJMC Shares were valued at $222,900 based on the closing price of the NJMC Shares ($0.0743) on the OTCQB market on January 29, 2016, the closing date of the transaction.  The total value of the consideration at the closing date was $447,900.  A loss of $180,050 was incurred on the sale of the JV Interest after reducing our investment by the amount received from an expired road use bond ($14,500).  At March 31, 2016 and September 30, 2015 we had an investment in joint venture of nil and $642,450, respectively.

At March 31, 2016 and September 30, 2015, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of nil and $5,761, respectively.

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

Available-for-sale equity securities are comprised of 3,000,000 restricted shares of common stock in New Jersey Mining Company (“NJMC”) (the “NJMC Shares”) (See Note 5).  The following table summarizes the Company’s available-for-sale equity securities:

March 31,
2016
Cost	$ 222,900
Unrealized Gain	47,100
Fair Value	$ 270,000

Management has determined the best measure of NJMC fair value to be the closing price of NJMC common stock on the OTCQB market as of March 31, 2016, which was $0.09 per share.

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

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Stock Issued for Compensation

On January 27, 2015, we issued 100,000 restricted common shares for employee compensation.  The shares were valued at $69,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.

Stock Issued for Stock Unit Awards

On March 3, 2016, we issued 675,000 common shares upon the exercise of Stock Unit Awards granted to certain employees in October 2015 for compensation related to modifications to employment contracts.  These Stock Unit Awards had a value of $337,500, which was recognized as salaries and benefits expense during the quarter ended December 31, 2015.

Warrants

No warrants were issued during the three months ended March 31, 2016 or the year ended September 30, 2015, and no warrants were exercised or expired during the year ended September 30, 2015.  12,500 warrants expired during the six months ended March 31, 2016.  There are 12,500 warrants remaining with an exercise price of $3.00 per share that expire on September 9, 2016.

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

The 2005 Equity Incentive Plan, as amended, terminated on May 28, 2015 and no stock or option awards may be granted under this plan after it was terminated.   407,108 stock options remain outstanding at an average exercise price of $1.42 and may be exercised under the 2005 Equity Incentive Plan, as amended.

During the six months ended March 31, 2016, 43,837 stock options and 675,000 stock unit awards were granted to certain employees by the Company’s Board of Directors and vested immediately.  Stock unit awards are awards granted under the Company’s 2015 Stock and Incentive Plan which are payable in common shares of the Company upon the occurrence of certain events, achievement of certain milestones, or at a future date.  Total compensation cost of options and stock unit awards for employees was $351,967 and $125,911 for the six months ended March 31, 2016 and 2015 respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost of options and stock unit awards for employees was nil and $16,411 for the three months ended March 31, 2016 and 2015 respectively.  These costs are classified under salaries and benefits expense.  The fair value of the stock unit awards was determined by the closing price of the Company’s common stock on the NYSE MKT on the grant date.  The fair value of the option awards granted during the six months ended March 31, 2016 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

NOTE 8 – STOCK-BASED AWARDS, (continued):

Expected volatility	110.4%
Stock price on date of grant	$0.50
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.90%
Expected forfeiture rate	0%

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2015	533,778	$2.48
Granted	43,837	0.50
Exercised
Expired	(126,670)	(5.89)
Outstanding and exercisable at March 31, 2016	450,945	$1.33

Weighted average fair value of options granted during the six months ended March 31, 2016		$0.33

Average remaining contractual term of options outstanding and exercisable at March 31, 2016 (years)		3.38

The aggregate of options exercisable as of March 31, 2016 had an intrinsic value of nil based on the closing price of $0.14 per share of our common stock on March 31, 2016.

NOTE 9 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and facilities in Eureka, Nevada and Sparks, Nevada.

Total office lease expense from continuing operations is included in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Mineral exploration expenses	$15,000	$3,900	$31,050	$7,800
Other general and administrative expenses	10,500	10,500	21,000	21,000
Total	$25,500	$14,400	$52,050	$28,800

Employment Agreements

The Company has employment agreements with an executive employee that requires certain termination benefits and payments in defined circumstances.

NOTE 10 – RELATED-PARTY TRANSACTIONS:

During the period ended March 31, 2016, certain vehicles were transferred to a director, the former Chief Financial Officer, and a former employee of the Company in exchange for services.  The fair value of the transferred vehicles was $29,603 which was classified as an expense under other general and administrative expenses.  A gain of $25,644 was recognized on the exchange because the vehicles had a carrying value of $3,959 on the exchange date.

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

• risks related to our common stock trading on the Over-the-Counter markets

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

Corporate Background and History

We became an exploration-stage company in January 2004 with the change in the management of the Company.  From January 2004 until March 2006, we were strictly a mineral exploration company.  With our acquisition of a drilling services company and the acquisition of the Butte Highlands Gold Project, we diversified our business plan to include drilling services and an exploration property with the potential to develop an underground mine with possible future gold production.  Prior to the purchase of Timberline Drilling (formerly known as Kettle Drilling), we had no reported revenues and only had accumulated losses. In June 2010, we acquired Staccato Gold Resources Ltd. (“Staccato”), a Canadian-based resource company listed on the TSX Venture Exchange that was in the business of acquiring, exploring and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained Staccato’s Eureka Property, which included their flagship gold exploration project, the Lookout Mountain Project (“Lookout Mountain”) and the Windfall project, along with several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in Nevada, along with Staccato’s wholly owned U.S. subsidiary, BH Minerals USA, Inc.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell Timberline Drilling to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale of Timberline Drilling was completed in November 2011 for a total value of approximately $15 million and enabled the Company to focus exclusively on its core business of gold exploration and development.  In August 2014, we acquired Wolfpack Gold (Nevada) Corp. (“Wolfpack”), a U.S. company that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained cash and several projects at various stages of exploration in the gold trends of Nevada.

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

No amounts have been accrued in the Company’s financial statements as of March 31, 2016 for severance benefits or claims.

Effective January 19, 2016, the Board of Directors of the Company accepted the resignation of Mr. Randal Hardy as Chief Financial Officer of the Company. Mr. Hardy continues to serve as a consultant to the Company.  Effective January 19, 2016, the Board of Directors of the Company appointed Mr. Steven A. Osterberg to serve as the Company’s President and Chief Executive Officer and a director of the Company.

On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).   (See Note 5 to the Consolidated Financial Statements and the section heading “Butte Highlands Project, Montana” below for further details of the transaction.)

On April 26, 2016, Mr. William M. Sheriff resigned from the Company’s Board of Directors effective immediately.  Mr. Sheriff indicated that his resignation was due to the significant demands on his time from his other obligations.  He expressed confidence in Timberline’s leadership and projects, and he further indicated that he intends to remain a large shareholder of Timberline.

Mr. Leigh Freeman has been appointed to succeed Mr. Sheriff as the Chairman of Timberline’s Board of Directors.  Mr. Freeman has been a director of Timberline for over three years and has over 35 years of mining industry experience in a variety of technical, managerial and executive positions with junior and senior mining and service companies, including Co-Founder of Orvana Minerals and Chief Geophysicist at Placer Dome.  He is currently self-employed as a consultant and serves in leadership roles for the Society of Mining Engineers and as an Advisor to Montana Tech, University of Arizona, and South Dakota School of Mines.

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

In March, 2015, we completed a National Instrument 43-101 (“NI 43-101”) compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, facility siting for the previously proposed operation, and mine permitting.

Follow-up work is planned to include additional metallurgical studies, drilling for additional samples and to increase our level of confidence for certain parts of the mineralized zone, and initiation of studies to update historic permits to current standards.  These activities will be completed as soon as possible, subject to availability of sufficient financing.  Pending availability of such financing, these activities will be completed and results will be incorporated into a NI 43-101 compliant Preliminary Feasibility Study.

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

The Lookout Mountain Technical Report was modeled and estimated by MDA by statistically evaluating available drill data, utilizing geologic interpretations provided by Timberline to interpret gold mineral domains on cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization, rectifying the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization using geostatistics to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

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

In follow-up to the successful results in RC drill hole BHSE-171, two diamond drill core holes were completed in January, 2015.  BHSE-172 intersected 25.2 feet of 0.15 opt (7.7 m of 5.02 g/t) within an interval of 46.6 feet of 0.10 opt (14.2 m of 5.02 g/t).  BHSE-173 intercepted 57.4 feet of 0.06 opt (17.5 m @ 1.92 g/t).  The two core hole intercepts of the mineralized zone were offset approximately 140 feet from BHSE-171.  The intercepts are well-correlated, as the gold occurs in mineralized collapse breccia within the pyritic Dunderberg Shale-Hamburg Dolomite contact zone.  The intercepts are thought by Timberline geologists to be related to stratigraphic traps associated spacially with a higher grade feeder system as recognized in many Carlin-type systems.

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

On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).  Pursuant to the Purchase Agreement, the parties agreed that consideration for the JV Interest consisted of (i) two hundred and twenty-five thousand dollars ($225,000) and (ii) three million (3,000,000) restricted shares of New Jersey (“New Jersey Shares”).  $50,000 of the cash consideration (the “Down Payment”) was paid on January 25, 2016 with the remaining $175,000 of the cash consideration and the New Jersey Shares paid at closing, which occurred on January 29, 2016.  The total value of the consideration at the closing date was $447,900.

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

Results of Operations for the three months ended March 31, 2016 and 2015

Consolidated Results

($US)	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Exploration expenses :
Eureka	$5,511	$338,269	$34,029	$495,902
Talapoosa	15,309	118,676	61,408	118,676
Other exploration properties	(13,544)	41,428	50,526	126,115
Total exploration expenditures	7,276	498,373	145,963	740,693
Non-cash expenses:
Impairment of mineral rights	-	426,000	-	426,000
Stock option and stock issuance expense	-	85,411	351,966	194,911
Loss on sale of investment in JV	180,050	-	180,050	-
Gain on equipment exchanged for services	(25,644)	-	(25,644)	-
Depreciation, amortization and accretion	1,755	3,651	5,406	7,223
Total non-cash expenses	156,161	515,062	511,778	628,134
Professional fees expenses	62,089	123,092	168,133	212,170
Salaries and benefits expenses	98,109	230,350	250,178	321,297
Interest and other income	4,598	5,762	28,739	5,108
Other general and administrative expenses	84,344	240,066	91,705	393,988
Net loss	$(412,577)	$(1,612,705)	(1,196,496)	(2,301,390)

Our consolidated net loss for the three months ended March 31, 2016 was $412,577 compared to a consolidated net loss of $1,612,705 for the three months ended March 31, 2015.  The year over year difference is primarily attributed to significantly decreased exploration activity in 2016 which led to decreased manpower and lower overall costs, offset by the loss incurred related to the sale of our interest in Butte Highlands JV, LLC.  In the three months ended March 31, 2015, we terminated the property lease on the Iron Butte property, resulting in a $426,000 charge to impairment of mineral rights.  Exploration expenditures during the three months ended March 31, 2016 decreased as we materially reduced our exploration program expenditures due to our financial condition.

Our consolidated net loss for the six months ended March 31, 2016 was $1,196,496 compared to a consolidated net loss of $2,301,390 for the six months ended March 31, 2015.  The year over year cost reduction is primarily attributed to significantly decreased exploration activity in the six months ended March 31, 2016 which led to decreased manpower and lower overall costs, offset by higher stock option and stock issuance expense and the loss incurred related to the sale of our interest in Butte Highlands JV, LLC, both during the period ended March 31, 2016.  In the six months ended March 31, 2015, we terminated the property lease on the Iron Butte property, resulting in a $426,000 charge to impairment of mineral rights.  Exploration expenditures during the six months ended March 31, 2016 decreased as we significantly reduced our exploration program expenditures due to our financial condition.

Subject to adequate funding, expenses for the advancement of Talapoosa and exploration at Eureka are expected to continue in 2016.

Financial Condition and Liquidity

At March 31, 2016, we had assets of $16,391,255, consisting of cash in the amount of $54,307; property, mineral rights and equipment, net of depreciation of $15,339,318, restricted cash held for exploration bonds of $694,157, restricted common stock of NJMC valued at $270,000, and other assets in the amount of $33,473.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies.  In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors.     Credit and market disruptions, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, return of excess restricted cash held for exploration bonds, asset sales, credit facilities or debenture issuances in order to continue as a going concern.

At March 31, 2016, we had a working capital deficit of $276,280.  As of the date of this report, we have approximately $650,000 outstanding in current liabilities and a cash balance of approximately $15,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, return of excess restricted cash held for exploration bonds, joint venture agreements, sales of non-core assets, credit facilities or debenture issuances, or other strategic transactions.

We are working to increase our working capital by decreasing our expenditures and advancing transactions aimed at improving our cash position.  We have implemented significant across-the-board salary reductions; reduced staff, curtailed discretionary exploration expenditures; and reduced professional fees and other general and administrative expenditures.  We are also working to increase our working capital by exploring multiple financing and funding alternatives.

We recognize that we will not be able to execute our operating plans with our current cash balances.  However, with our current cash balance, our expected ability to acquire additional capital and complete necessary financing transactions, and our ability to curtail discretionary exploration expenditures as needed and obtain the return of excess restricted cash held for exploration bonds, we believe that we will have sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Additional capital may be obtained through financing transactions such as asset sales, equity investments, joint ventures, debt facilities, or other types of strategic arrangements.

We plan, as funding allows, to follow-up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of milling and other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are revising our corporate and exploration budgets based upon potential funding opportunities with a focus on the advancement of the Talapoosa pre-feasibility study.  Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses through the end of fiscal 2016, and we will require additional funding and reductions in exploration and administrative expenditures.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  We have significantly curtailed our corporate, exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties. A clerical error resulted in certain unpatented mining claims which are not material to the company becoming open to mineral entry and being located by a third party.  We have regained ownership of the claims by exchanging certain non-material patented mining claims that we own related to past projects, as well as some newly-located unpatented claims, for the unpatented claims.  We anticipate finalizing an acceptable resolution by the end of May 2016.  In addition, if we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During this fiscal quarter, due to changes in management and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer, the Company’s management believes that such consolidation is reasonably likely to materially affect the Company’s internal control over financial reporting and may result in material weaknesses in our internal control over financial reporting, including appropriate segregation of duties, review and signature authority, and accounting knowledge and competency. The Company has addressed these potential material weaknesses by retaining the Company’s previous Chief Financial Officer on a consulting basis to address accounting, financial, reporting, and other administrative obligations and responsibilities.  The Company anticipates remediating these potential material weaknesses on a long-term basis by appointing a new Chief Financial Officer in the near future and thereby separating the offices of the Principal Executive Officer and Principal Financial Officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any material pending litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  No director, officer or affiliate of Timberline and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Timberline or has a material interest adverse to Timberline in reference to any currently pending litigation.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2016, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
10.1*	Randal Hardy consulting agreement dated January 21, 2016
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  May 13, 2016

23