Form 10-Q
period 2016-06-30
Timberline Resources Corp
filed 2016-08-11
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Number of shares of issuer’s common stock outstanding at August 10, 2016: 24,006,952

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 12

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$770,627	$500,965
Prepaid expenses and other current assets	34,306	23,589
Joint venture receivable	-	5,761
Available-for-sale equity securities	300,000	-
TOTAL CURRENT ASSETS	1,104,933	530,315

PROPERTY, MINERAL RIGHTS AND EQUIPMENT	15,389,719	15,277,257

OTHER ASSETS:
Investment in joint venture	-	642,450
Restricted cash	694,157	764,662
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	703,907	1,416,862

TOTAL ASSETS	$17,198,559	$17,224,434

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,590	$219,474
Accrued expenses	293,080	313,048
Accrued payroll, benefits and taxes	24,058	130,965
TOTAL CURRENT LIABILITIES	363,728	663,487

LONG-TERM LIABILITIES:
Asset retirement obligation	143,901	138,720
TOTAL LONG-TERM LIABILITIES	143,901	138,720

COMMITMENTS (Notes 4 and 9)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,006,952 and 13,331,946 shares issued and outstanding, respectively	24,007	13,332
Additional paid-in capital	67,385,809	65,544,517
Accumulated deficit	(50,795,986)	(49,135,622)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities	77,100	-
TOTAL STOCKHOLDERS' EQUITY	16,690,930	16,422,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,198,559	$17,224,434

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015

OPERATING EXPENSES:
Mineral exploration expenses	$34,129	$292,309	$180,092	$1,033,002
Impairment of mineral rights	-		-	426,000
Salaries and benefits	56,545	187,202	658,689	703,410
Professional fees expense	67,396	72,805	235,529	284,975
Insurance expense	18,256	34,587	27,393	87,538
Gain on equipment exchanged for services		-	(25,644)	-
Loss on sale of investment in joint venture	-	-	180,050	-
Other general and administrative expenses	296,842	99,048	442,294	447,308
TOTAL OPERATING EXPENSES	473,168	685,951	1,698,403	2,982,233

LOSS FROM OPERATIONS	(473,168)	(685,951)	(1,698,403)	(2,982,233)

OTHER INCOME (EXPENSE):
Foreign exchange gain/(loss)	9,499	4,019	14,189	(1,252)
Gain on sale of securities	5,000	-	5,000	-
Related party financing fees	(5,200)	-	(5,200)	-
Miscellaneous other income	1	9	24,050	172
TOTAL OTHER INCOME (EXPENSE)	9,300	4,028	38,039	(1,080)

LOSS BEFORE INCOME TAXES	(463,868)	(681,923)	(1,660,364)	(2,983,313)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(463,868)	(681,923)	(1,660,364)	(2,983,313)

COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity securities	30,000	-	77,100	-

COMPREHENSIVE LOSS	$(433,868)	$(681,923)	$(1,583,264)	$(2,983,313)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.03)	$(0.06)	$(0.12)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	16,127,922	12,000,084	14,331,978	10,622,917

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,660,364)	$(2,983,313)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,981	5,938
Stock based compensation	351,967	194,911
Accretion of asset retirement obligation	5,181	4,934
Equipment exchanged for services	29,603	-
Gain on equipment exchanged for services	(25,644)	-
Gain on sale of securities	(5,000)	-
Loss on sale of investment in joint venture	180,050	-
Impairment of mineral rights	-	426,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,717)	34,079
Joint venture receivable	5,761	5,823
Accounts payable	(172,884)	(72,599)
Accrued expenses	(19,969)	(86,419)
Accrued payroll, benefits and taxes	(106,908)	11,320
Net cash used by operating activities	(1,426,943)	(2,459,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(118,400)	(181,000)
Proceeds from sale of property, mineral rights and equipment		158,500
Proceeds from sale of investment in joint venture	225,000	-
Proceeds from sale of securities	5,000	-
Refund of reclamation and road use bonds	85,005	9,450
Net cash provided (used) by investing activities	196,605	(13,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	52,000
Payments on related party notes	(52,000)
Proceeds from issuance of stock	1,500,000	-
Net cash provided by financing activities	1,500,000	-

Net increase / (decrease) in cash and cash equivalents	269,662	(2,472,376)

CASH AT BEGINNING OF PERIOD	500,965	2,825,320

CASH AT END OF PERIOD	$770,627	$352,944

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for property, mineral rights and equipment purchase	$-	$1,200,000
Common stock issued for common stock payable	-	80,000
Available-for-sale equity securities received for investment in joint venture	222,900	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The consolidated financial statements for the three and nine month periods ended June 30, 2016 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2016 and 2015, would be as follows:

	2016	2015
Stock options	360,419	594,189
Warrants	10,012,506	25,000
Total possible dilution	10,372,925	619,189

At June 30, 2016 and 2015, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

d.

Available-for-sale equity securities – Available-for-sale equity securities are recorded at fair value.  Unrealized gains and losses relating to equity securities classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity unless an other-than-temporary impairment in value has occurred, in which case such accumulated loss would be charged to current period net income (loss).  Unrealized gain and losses originally included in accumulated other comprehensive income are reclassified to the current period net income (loss) when the sale or determination of other-than-temporary impairment of securities occurs.  Realized gains and losses on the sale of securities are recognized on a specific identification basis.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 30, 2016	September 30, 2015	Input Hierarchy Level
Assets:
Cash	$770,627	$500,965	Level 1
Restricted cash	694,157	764,662	Level 1
Available-for-sale equity securities	300,000	-	Level 1

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

NOTE 5 – INVESTMENT IN JOINT VENTURE AND OTHER INVESTMENTS:

In July 2009, we entered into a joint venture operating agreement (the “Agreement”) with Highland Mining, LLC (“Highland”).  The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of our contribution of our 100% interest in the Butte Highlands Gold Project, carried on our balance sheet at cost, we held a 50% interest in BHJV.  Under terms of the Agreement, our interest in BHJV would be carried to production by Highland, which would fund all future project exploration and mine development costs.

NOTE 5 – INVESTMENT IN JOINT VENTURE AND OTHER INVESTMENTS, (continued):

Under the Agreement, Highland contributed property and agreed to fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs would be paid from proceeds of future mine production.  The Operating Agreement stipulated that Highland would appoint a manager of BHJV and that Highland would manage BHJV until such time as all mine development costs, less $2 million (the deemed value of our contribution of property to BHJV), were distributed to Highland out of the proceeds from future mine production.

During the quarter ended March 31, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in the Butte Highlands, JV, LLC (the “JV Interest”).  We received $225,000 in cash and 3 million restricted shares of common stock of NJMC (the “NJMC Shares”) as consideration for the sale of the JV Interest.  The NJMC Shares were valued at $222,900 based on the closing price of the NJMC Shares ($0.0743) on the OTCQB market on January 29, 2016, the closing date of the transaction.  The total value of the consideration at the closing date was $447,900.  A loss of $180,050 was incurred on the sale of the JV Interest after reducing our investment by the amount received from an expired road use bond ($14,500).  At June 30, 2016 and September 30, 2015 we had an investment in joint venture of nil and $642,450, respectively.

At June 30, 2016 and September 30, 2015, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of nil and $5,761, respectively.

During the quarter ended June 30, 2016, we sold 2,980,000 shares of Rae-Wallace Mining Company (“RWMC”), which had been previously written off, for $5,000.  At June 30, 2016, we do not own any shares of RWMC.

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

Available-for-sale equity securities are comprised of 3,000,000 restricted shares of common stock in New Jersey Mining Company (“NJMC”) (the “NJMC Shares”) (See Note 5).  The following table summarizes the Company’s available-for-sale equity securities:

June 30,
2016
Cost	$ 222,900
Unrealized Gain	77,100
Fair Value	$ 300,000

Management has determined the best measure of NJMC fair value to be the closing price of NJMC common stock on the OTCQB market as of June 30, 2016, which was $0.10 per share.

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placements

In September 2015, we closed a private placement of our common stock.  We sold 1,331,861 shares of common stock at a price of $0.375 per share for gross proceeds of $499,448.

During the quarter ended June 30, 2016, we closed three tranches of a private placement offering of Units of the Company at a price of $0.15 per Unit.  Each Unit consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.25 per share until May 31, 2019.  In the aggregate of the three tranches, accredited investors subscribed for 10,000,006 Units on a private placement basis at a price of $0.15 per unit for total proceeds of $1,500,000.00.  As a result, 10,000,006 shares of common stock of the Company and 10,000,006 Warrants were issued and 10,000,006 shares of common stock were reserved for issuance pursuant to Warrant exercises.

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

Warrants

10,000,006 and nil warrants were issued during the nine months ended June 30, 2016 and the year ended September 30, 2015, respectively.  No warrants were exercised or expired during the year ended September 30, 2015.  12,500 warrants expired during the nine months ended June 30, 2016.  There are 12,500 warrants outstanding with an exercise price of $3.00 per share that expire on September 9, 2016, and 10,000,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019 .

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

The 2005 Equity Incentive Plan, as amended, terminated on May 28, 2015 and no stock or option awards may be granted under this plan after it was terminated.   At June 30, 2016, 360,419 stock options remain outstanding at an average exercise price of $1.32 and may be exercised under the 2005 Equity Incentive Plan, as amended.

During the nine months ended June 30, 2016, 43,837 stock options and 675,000 stock unit awards were granted to certain employees by the Company’s Board of Directors and vested immediately.  During the quarter ended June 30, 2016, 90,526 stock options expired, including the 43,837 stock options granted during the nine months ended June 30, 2016.  Stock unit awards are awards granted under the Company’s 2015 Stock and Incentive Plan which are payable in common shares of the Company upon the occurrence of certain events, achievement of certain milestones, or at a future date.  Total compensation cost of options and stock unit awards for employees was $351,967 and $125,911 for the nine months ended June 30, 2016 and 2015 respectively.  These costs are classified under salaries and benefits expense.  Total compensation cost of options and stock unit awards for employees was nil for the three months ended June 30, 2016 and 2015.  The fair value of the stock unit awards was determined by the closing price of the Company’s common stock on the NYSE MKT on the grant date.

NOTE 8 – STOCK-BASED AWARDS, (continued):

The fair value of the option awards granted during the nine months ended June 30, 2016 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Expected volatility	110.4%
Stock price on date of grant	$0.50
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.90%
Expected forfeiture rate	0%

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2015	533,778	$2.48
Granted	43,837	0.50
Exercised
Expired	(217,196)	(3.99)
Outstanding and exercisable at June 30, 2016	360,419	$1.32

Weighted average fair value of options granted during the nine months ended June 30, 2016		$0.33

Average remaining contractual term of options outstanding and exercisable at June 30, 2016 (years)		3.03

The aggregate of options exercisable as of June 30, 2016 had an intrinsic value of nil based on the closing price of $0.42 per share of our common stock on June 30, 2016.

NOTE 9 – COMMITMENTS:

Real Estate Lease Commitments

The Company has real estate lease commitments related to its main office in Coeur d’Alene, Idaho and facilities in Eureka, Nevada and Sparks, Nevada. As of June 30, 2016, lease obligations until the termination of the leases is $46,000.

Total office lease expense from continuing operations is included in the following line items in the consolidated statements of operations:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Mineral exploration expenses	$12,900	$16,050	$43,950	$23,850
Other general and administrative expenses	10,500	10,500	31,500	31,500
Total	$23,400	$26,550	$75,450	$55,350

Employment Agreements

The Company has an employment agreement with an executive employee that requires certain termination benefits and payments in defined circumstances.

NOTE 10 – RELATED-PARTY TRANSACTIONS:

During the quarter ended June 30, 2016, the Company entered into loan agreements with an officer, a director and a consultant in the aggregate amount of $52,000 in order to meet the Company’s short-term operating needs. During the quarter ended June 30, 2016, a total amount of $57,200 was re-paid to the note holders, including financing fees of $5,200 as consideration for providing the loans.

During the quarter ended March 31, 2016, certain vehicles were transferred to a director, the former Chief Financial Officer, and a former employee of the Company in exchange for services.  The fair value of the transferred vehicles was $29,603 which was classified as an expense under other general and administrative expenses.  A gain of $25,644 was recognized on the exchange because the vehicles had a carrying value of $3,959 on the exchange date.

NOTE 11 – SUBSEQUENT EVENTS:

On July 6, 2016, pursuant to our bylaws, the Company’s Board of Directors appointed Giulio T. Bonifacio and Paul H. Zink as directors of the Company, effective July 6, 2016.  In connection with their appointments to our Board of Directors, Mr. Giulio was granted 600,000 options to acquire shares of common stock of the Company and Mr. Zink was granted 200,000 options to acquire shares of common stock of the Company.  In addition, our Board of Directors also granted a total of 950,000 options to acquire common shares of the Company to an officer, other directors, and a consultant to the Company. All of these options were granted pursuant to the Company’s 2015 Stock and Incentive Plan with an exercise price equal to the fair market value of the stock at the time of the grant of $0.40 per share, vested immediately, and have a term of five years.  The Company estimates that the aggregate value of the options issued was approximately $525,000.

In July 2016, the Company issued 100,000 shares of common stock of the Company to a consultant pursuant to the terms of a January 2016 resignation and consulting agreement.  The shares were not granted by our Board of Directors until July 2016 and were valued at $41,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the OTCQB.

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

• risks related to our mineral operations being subject to government and environmental regulations;

• risks related to future legislation and administrative changes to mining laws;

• risks related to future legislation regarding climate change

• risks related to our ability to obtain additional capital to develop our reserves, if any;

• risks related to land reclamation requirements and costs;

• risks related to mineral exploration and development activities being inherently hazardous;

• risks related to our insurance coverage for operating risks;

• risks related to cost increases for our exploration and development projects;

• risks related to a shortage of skilled personnel, equipment, & supplies adversely affecting our ability to operate;

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

• risks related to our shares of common stock or other securities.

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

No amounts have been accrued in the Company’s financial statements as of June 30, 2016 for severance benefits or claims.

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

Mineral Exploration

Talapoosa, Nevada

Talapoosa is a 14,870 acre district-scale property comprising US Bureau of Land Management (“BLM”) claims, fee lands, and water rights.  Mineralized material at Talapoosa consists of 42.5 million tons of in-place bulk tonnage with an average grade of 0.03 ounces of gold per ton and 0.37 ounces of silver per ton.  The project was fully permitted by Miramar Mining Corporation with the BLM and the State of Nevada in 1996, but remained undeveloped due to low prevailing metals prices.  The deposit is open on strike, and we believe potential exists to expand the quantity of mineralized material with additional exploration.  The acquisition includes the 4 mile-long Appaloosa zone located one mile to the north of and parallel to the Talapoosa mineralized area.  The Appaloosa zone outcrops as epithermal-type sinter and breccia with vein fragments and is untested but for six historic, shallow drill holes.

In March, 2015, we completed a National Instrument 43-101 (“NI 43-101”) compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, facility siting for the previously proposed operation, and mine permitting.  A metallurgical and geotechnical test program is currently in progress and is designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at the Talapoosa gold and silver deposit. The program has been designed to increase the already-substantial metallurgical test results incorporated into the Company’s Preliminary Economic Assessment issued in May 2015.

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

Eureka Project, Nevada

The Eureka Project, which includes Lookout Mountain, comprises an area of approximately 15,000 acres, or more than 23 square miles.  The Eureka Project is located within the southern portion of Nevada’s Battle Mountain-Eureka gold trend and includes three structurally controlled zones of gold mineralization, each approximately 3- 4 miles in strike length, all zones of which are open and will require additional in-fill and step-out drilling. The project has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, Newmont and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted “Carlin-type” gold mineralization, most of which may be amenable to low-cost, heap-leach processing.

In 2010-2011, we completed an exploration program that culminated in the release of an NI 43-101 compliant technical report, entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, dated May 2, 2011 (the “Lookout Mountain Technical Report”).  The Lookout Mountain Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101.  The Lookout Mountain Technical Report details mineralization at Lookout Mountain.

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

As a company, we are considering strategic corporate opportunities with our focus on providing for the advancement of our Talapoosa project.  In May 2015, we finalized a positive Preliminary Economic Assessment (“PEA”) at Talapoosa, the results of which had been announced on April 27, 2015.  The test programs currently in progress are designed to increase the level of confidence in the metallurgical conclusions that were incorporated into the Talapoosa PEA.

We believe that with appropriate funding, the Talapoosa project can advance toward the preparation of a pre-feasibility study for an anticipated open-pit mining operation.  Subject to available capital, exploration programs at the Lookout Mountain and Windfall areas within our Eureka project and at Seven Troughs may also continue.  We believe that management and our board of directors have the knowledge and experience to evaluate strategic opportunities and to provide for the advancement of our Talapoosa project toward a production decision.

Results of Operations for the three and nine months ended June 30, 2016 and 2015

Consolidated Results

($US)	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Exploration expenses :
Eureka	$9,198	$56,979	$43,227	$552,881
Talapoosa	20,879	203,466	82,287	322,142
Other exploration properties	4,052	31,864	54,578	157,979
Total exploration expenditures	34,129	292,309	180,092	1,033,002
Non-cash expenses:
Impairment of mineral rights	-	-	-	426,000
Stock option and stock issuance expense	-	-	351,966	194,911
Loss on sale of investment in JV	-	-	180,050	-
Gain on equipment exchanged for services	-	-	(25,644)	-
Depreciation, amortization and accretion	1,755	3,650	7,161	10,873
Total non-cash expenses	1,755	3,650	513,533	631,784
Professional fees expenses	67,396	72,805	235,529	284,975
Insurance expenses	18,256	34,587	27,393	87,538
Salaries and benefits expenses	56,545	187,202	306,723	508,499
Interest and other (income) expense	(14,500)	(4,028)	(38,039)	1,080
Other general and administrative expenses	300,287	95,398	435,133	436,435
Net loss	$(463,868)	$(681,923)	(1,660,364)	(2,983,313)

Our consolidated net loss for the three months ended June 30, 2016 was $463,868 compared to a consolidated net loss of $681,923 for the three months ended June 30, 2015.  The year-over-year difference is primarily attributed to significantly decreased exploration activity in 2016, which led to decreased manpower and lower overall costs.  These costs were partially offset by increased fees related to marketing our private placement financing.  Exploration expenditures during the three months ended June 30, 2016 decreased as we materially reduced our exploration program expenditures due to our financial condition.

Our consolidated net loss for the nine months ended June 30, 2016 was $1,660,364 compared to a consolidated net loss of $2,983,313 for the nine months ended June 30, 2015.  The year over year cost reduction is primarily attributed to significantly decreased exploration activity in the nine months ended June 30, 2016, which led to decreased manpower and lower overall costs.  These costs were partially offset by higher stock option and stock issuance expense and the loss incurred related to the sale of our interest in Butte Highlands JV, LLC.  In the nine months ended June 30, 2015, we terminated the property lease on the Iron Butte property, resulting in a $426,000 charge to impairment of mineral rights.  Exploration expenditures during the nine months ended June 30, 2016 decreased as we significantly reduced our exploration program expenditures due to our financial condition.

Subsequent to the completion of our private placement financing in June 2016, we initiated a metallurgical and geotechnical test program designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at Talapoosa.  Initial program results from the crushing and permeability testing are expected in August 2016, with further results expected by the end of 2016.  Subject to test results and sufficient funding, additional metallurgical testing is anticipated to be performed in late 2016 and early 2017.

Subject to adequate funding, expenses for the advancement of Talapoosa and exploration at Eureka are expected to continue in 2016.

Financial Condition and Liquidity

At June 30, 2016, we had assets of $17,198,559, consisting of cash in the amount of $770,627; property, mineral rights and equipment, net of depreciation of $15,389,719, restricted cash held for exploration bonds of $694,157, restricted common stock of NJMC valued at $300,000, and other assets in the amount of $44,056.

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

At June 30, 2016, we had working capital of $741,205.  As of the date of this report, we have approximately $275,000 outstanding in current liabilities and a cash balance of approximately $475,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern and execute our business plan for the next 12 months without receiving significant additional capital.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, refunds of excess restricted cash held for exploration bonds, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

We are working to increase and maintain sufficient working capital by prioritizing our expenditures toward added-value activities and advancing transactions aimed at improving our cash position.  We have implemented significant across-the-board salary reductions; reduced staff, curtailed discretionary exploration expenditures; and reduced professional fees to preserve cash.  We are also working to increase our working capital by exploring multiple financing alternatives and the return of restricted cash deposits to fund the execution of our business plan.

We recognize that we will not be able to execute our operating plans with our current cash balances.  However, with our current cash balance, our expected ability to acquire additional capital and complete necessary financing transactions, our ability to curtail discretionary exploration expenditures as needed and obtain the refund of excess restricted cash held for exploration bonds, we believe that we will have sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Additional capital may be obtained through financing transactions such as equity investments, asset sales, joint ventures, debt facilities, or other types of strategic arrangements.

We plan, as funding allows, to follow-up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of milling and other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are revising our corporate and exploration budgets based upon potential funding opportunities with a focus on the advancement of the Talapoosa pre-feasibility study.  While we believe our current working capital is sufficient to meet our currently planned exploration costs and general corporate and administrative expenses through the end of fiscal 2016, we recognize that we will require additional funding in order to execute our operating plans and advance toward development of our properties.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  We have significantly curtailed our corporate, exploration and other expenditures, and we have strengthened our treasury by way of our recent private placement financing; however, we recognize that we will still require additional funding to provide sufficient capital to meet our planned, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties.  If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent fiscal quarter and have continued to occur during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Prior to this fiscal quarter, due to changes in management and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer, the Company’s management believes that such consolidation is reasonably likely to materially affect the Company’s internal control over financial reporting and may result in material weaknesses in our internal control over financial reporting, including appropriate segregation of duties, review and signature authority, and accounting knowledge and competency. The Company has addressed these potential material weaknesses by retaining the Company’s previous Chief Financial Officer on a consulting basis to address accounting, financial, reporting, and other administrative obligations and responsibilities.  The Company anticipates remediating these potential material weaknesses on a long-term basis by appointing a new Chief Financial Officer in the near future and thereby separating the offices of the Principal Executive Officer and Principal Financial Officer.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the SEC on December 29, 2015, investors should carefully consider the following risk factors.

Management changes and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer may be reasonably likely to materially affect the Company’s internal control over financial reporting

Certain recent changes in management and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer may be reasonably likely to materially affect the Company’s internal control over financial reporting and may result in material weaknesses in our internal control over financial reporting, including appropriate segregation of duties, review and signature authority, and accounting knowledge and competency. The Company has addressed these potential material weaknesses by retaining the Company’s previous Chief Financial Officer on a consulting basis to address accounting, financial, reporting, and other administrative obligations and responsibilities.  The Company anticipates remediating these potential material weaknesses on a long-term basis by appointing a Chief Financial Officer in the near future and thereby separating the offices of the Principal Executive Officer and Principal Financial Officer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2016, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
4.3*	Form of Warrant Agreement between the Company and various accredited investors.
10.1	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.2	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  August 11, 2016

23