Form 10-K
period 2016-09-30
Timberline Resources Corp
filed 2016-12-20
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Delaware	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 East Lakeside Avenue
Coeur d’Alene, Idaho	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTCQB

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2016, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $1,954,432. This figure is based on the closing sale price of $0.14 per share of the Registrant’s common stock on March 31, 2016 on the OTCQB.

Number of shares of Common Stock outstanding as of December 15, 2016:  24,106,952

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

TABLE OF CONTENTS

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 1A.

RISK FACTORS

7

ITEM 1B.

UNRESOLVED STAFF COMMENTS

15

ITEM 2.

DESCRIPTION OF PROPERTIES

15

ITEM 3.

LEGAL PROCEEDINGS

30

ITEM 4.

MINE SAFETY DISCLOSURES

30

PART II

31

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

PURCHASES OF EQUITY SECURITIES

31

ITEM 6.

SELECTED FINANCIAL DATA

32

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

33

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

37

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

38

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

58

ITEM 9A.

CONTROLS AND PROCEDURES

58

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

PART IV

60

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

60

SIGNATURES

63

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including TDI (where applicable prior to its sale), Staccato Gold, BH Minerals, Wolfpack US, and Talapoosa Development Corp.

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

•

planned exploration activities and the anticipated timing and outcomes of such exploration activities;

•

planned production of technical reports, economic assessments and feasibility studies on our properties;

•

plans and anticipated timing for obtaining permits and licenses for our properties;

•

expected future financing and its anticipated outcome;

•

plans and anticipated timing regarding production dates;

•

anticipated gold and silver prices;

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

•

risks related to our mineral operations being subject to government and environmental regulation;

•

risks related to future legislation and administrative changes to mining laws;

•

risks related to future legislation regarding climate change;

•

risks related to our ability to obtain additional capital for exploration or to develop our reserves, if any;

•

risks related to land reclamation requirements and costs;

•

risks related to mineral exploration and development activities being inherently hazardous;

•

risks related to our insurance coverage for operating risks;

•

risks related to cost increases for our exploration and development projects;

•

risks related to a shortage of skilled personnel, equipment and supplies adversely affecting our ability to operate;

•

risks related to mineral resource and economic estimates;

•

risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•

risks related to the competitive industry of mineral exploration;

•

risks related to our title and rights in our mineral properties;

•

risks related to integration issues with acquisitions;

•

risks related to our stock trading on the Over-the-Counter markets

•

risks related to joint ventures and partnerships;

•

risks related to potential conflicts of interest with our management;

•

risks related to our dependence on key management;

•

risks related to our Talapoosa Project, Eureka and other acquired growth projects;

•

risks related to our business model;

•

risks related to our acquisition of Wolfpack Gold Corp.;

•

risks related to our acquisition and amendment of the Talapoosa option;

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

In March 2006, we acquired Timberline Drilling, Inc. (“TDI”), formerly known as Kettle Drilling, as a wholly owned subsidiary.  TDI was formed in 1996 and provides mineral core drilling services to the mining and mineral exploration industries primarily in the western United States.  In September 2011, we announced that we had entered into a non-binding letter of intent to sell TDI to a private company formed by a group of investors, including certain members of the senior management team of TDI.  In November 2011, the sale of TDI was completed for a total value of approximately $15 million.

In July 2007, we closed our purchase of the Butte Highlands Gold Project.  In October 2008, we announced that we had agreed to form a 50/50 joint venture at the Butte Highlands project. In July 2009, we finalized the joint venture agreement with Highland Mining, LLC (“Highland”) to create Butte Highlands JV, LLC (“BHJV”).  Under terms of the joint venture agreement, development began in the summer of 2009, with Highland funding all mine development costs through development. Both Timberline’s and Highland’s 50-percent share of costs were to be paid out of net proceeds from future mine production.  On January 29, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company pursuant to which we sold all of our 50% interest in BHJV.  (See Note 6 to the Consolidated Financial Statements for further details of the transaction.)

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

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015.  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Agreement, we had the right to exercise the Option at any time through September 12, 2017, unless sooner terminated (“Option Period”).  In October 2016, the Agreement was amended in order to extend the option exercise period until March 31, 2019.  Amended terms include interim payments due in March 2017 and March 2018, a commitment to undertake cumulative project expenditures of a minimum of $7.5 million by December 31, 2018, and the elimination of Timberline’s purchase option of the royalty retained by Gunpoint.

On September 13, 2015, we signed a non-binding Letter Agreement ("Letter Agreement") with Waterton Precious Metals Fund II Cayman, LP (together with its subsidiaries and affiliated and associated entities, "Waterton").  Waterton offered to acquire all of the issued and outstanding shares of our common stock for cash consideration of US$0.58 per share (the "Transaction").  In connection with the Transaction, Waterton subscribed for 1,331,861 common shares of Timberline on a private placement basis at a price of $0.375 per share for total proceeds of $499,447.87.  The private placement was not contingent on completion of the Transaction, and Waterton reserved the right to maintain its pro rata ownership position in us in the event the Transaction was not completed.

On December 3, 2015, we announced that the exclusivity period granted to Waterton under the Letter Agreement had expired, and while Waterton was continuing certain due diligence activities, the Transaction as previously proposed had been withdrawn by Waterton.  We continued to review strategic alternatives, and discussions between us and various parties, including Waterton, continued, but no strategic alternatives are the subject of material discussions as of the date of this Annual Report on Form 10-K.

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

On May 26, 2016, the Company entered into three loan and securities purchase agreements (collectively, the “Loan Agreements”) whereby the Company agreed to issue certain unsecured promissory notes (collectively, the “Notes”) in the aggregate amount of $57,200. One Note was issued in favor of Steven Osterberg (the “Osterberg Note”), the Company’s President & Chief Executive Officer, one Note in favor of  Robert Martinez (the “Martinez Note”), a member of the Company’s Board of Directors, and one Note in favor of Randal Hardy (the “Hardy Note”), an advisor to the Company.  The Osterberg Note had an original principal amount of $22,000, the Martinez Note had an original principal amount of $13,200 and the Hardy Note had an original principal amount of $22,000.  Each Note did not bear interest but was subject to an original issue discount equal to 9.1% of the principal amount of such Note.  Each Note was unsecured, and matured on May 31, 2016.  The issuance of the Notes was approved by a majority of the disinterested members of the Company’s Board of Directors on May 20, 2016.

On April 26, 2016, Mr. William M. Sheriff resigned from the Company’s Board of Directors effective immediately.  Mr. Sheriff indicated that his resignation was due to the significant demands on his time from his other obligations.  He expressed confidence in Timberline’s leadership and projects, and he further indicated that he intends to remain a large shareholder of Timberline.   Mr. Leigh Freeman was appointed to succeed Mr. Sheriff as the Chairman of Timberline’s Board of Directors.

On July 6, 2016, the Company’s Board of Directors appointed Giulio T. Bonifacio and Paul H. Zink as directors of the Company, effective July 6, 2016.

On September 8, 2016, the Company’s Board of Directors appointed Mr. Randal L. Hardy as the Company’s Chief Financial Officer and Corporate Secretary.

Overview of Our Mineral Exploration Business

We are a mineral exploration business and, if and when we establish mineral reserves, a development company.  Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), and grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  We may enter into joint venture agreements with other companies to fund further exploration and/or development work.  It is our plan to focus on assembling a high quality group of gold and silver exploration prospects using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  We will place geographic emphasis on the western United States and Nevada in particular.

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.  Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements.  Our President and CEO, Steven Osterberg, and our CFO, Randal Hardy, as well as our Directors, have experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

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

Portions of our mineral properties at September 30, 2016 are owned by third parties and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Talapoosa (Gunpoint Option Agreement)	Sierra Denali Minerals Inc.	26	~ 520 acres	5% NSR; Minimum Annual Payment of $35,000 and $40,000 deferred annually to be paid from proceeds from production
Talapoosa (Gunpoint Option Agreement)	Sario Livestock Company	Section 27, 29, & 33	1,920 acres	4.5% NSR; $30,000 annual Advance Minimum Royalty Payment; Option to acquire 100% of the property for $1 million per section
Talapoosa (Gunpoint Option Agreement)	Sario Livestock Company	Section 35	640 acres	4.5% NSR; $9,600 annual Advance Minimum Royalty Payment; Option to acquire 100% of the property for $1 million
Talapoosa (Gunpoint Option Agreement)	Nevada Bighorns Unlimited Foundation	Fee Land	1,280 acres

2% NSR if gold price is $1,000/oz. or less, or 3% NSR if gold price is greater than $1,000/oz.;  Minimum Annual Payment of $12,800 increasing every 5 years; Option to acquire 100% of the property for $1 million

New York Canyon (Eureka)	Smith Family	2	17 acres	3% to 5% NSR; Advance royalty payments of $15,000 annually.
Hoosac (Eureka)	Silver International	10	207 acres	1% NSR; Advance royalty payments, $10,000 annually; Option to purchase property during lease term for $2,000,000.
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres	3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.

All of the leases are contracts with varied terms which provide for us to earn an interest in the property.  For additional information see “Item 2 - Description of Property” below.

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

For our prospects where drilling costs are reasonable and the likelihood of success seems favorable, we will undertake our own drilling. The target depths, the tenor of mineralization on the surface, and the general geology of the area are all factors that determine the risk as calculated by us in conducting a drilling operation.  Mineral exploration is a research and development activity and is, by definition, a high risk business that relies on numerous untested assumptions and variables.  Accordingly, we make our decisions on a project-by-project basis.   We do not have any steadfast formula that we apply in determining the reasonableness of drilling costs in comparison to the likelihood of success, i.e., in determining whether the probability of success seems “favorable.”

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

Our Employees

We are an exploration company and currently have 1 full-time employee and 1 full-time consultant.  Management expects to hire staff and additional management as necessary for implementation of our business plan.

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

Prior to receiving the necessary permits to explore or mine, a mine operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration, or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.  For a more detailed discussion of governmental and environmental regulatory requirements applicable to our mineral exploration business see the section titled “Description of Properties - Overview of Regulatory, Economic and Environmental Issues” below.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 before rebounding in 2016.  In 2014, gold traded between approximately $1,142 and $1,385; and in 2015, gold traded between approximately $1,050 and $1,296. In 2016, gold traded between approximately $1,060 and $1,366.  The price of gold was $1,159 on December 13, 2016.  All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2014, the price of silver ranged from approximately $15.28 to $22.05 per ounce; and in 2015, silver traded between approximately $13.71 and $18.23.  The price of silver was $17.01 on December 13, 2016.  All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

Seasonality

Seasonality in Nevada is not a material factor to our operations. Certain surface exploration work may need to be conducted when there is no snow on the ground, but it is not a material issue.

ITEM 1A.  RISK FACTORS

An investment in an exploration stage mining company such as ours involves an unusually high degree of risk, known and unknown, present and potential, including, but not limited to the risks enumerated below.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company, and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

We currently have no historical recurring source of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include engaging in a strategic transaction which may include selling the Company or any or all of its assets, entering into joint venture arrangements regarding our assets, financing our future operations through sales of our common stock and/or debt and/or the eventual profitable exploitation of our mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

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

•

$2,757,242 for the year ended September 30, 2016;

•

$4,372,448 for the year ended September 30, 2015;

•

$2,777,886 for the year ended September 30, 2014; and

•

$3,724,582 for the year ended September 30, 2013;

We had an accumulated deficit of approximately $52 million as of September 30, 2016. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.   We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

We have not established that any of our mineral properties contain any mineral reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability, our mineral properties do not contain any “reserve”, and any funds that we spend on exploration will probably be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines to extract those minerals. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines.

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

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to do so. Current laws and regulations could be amended, and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  In past years, we have been engaged in exploration in northern Idaho, which is currently the site of a Federal Superfund cleanup project. Although we are no longer involved in this or other areas at present, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.  At the date of this Annual Report, we are not aware of any environmental issues or litigation relating to any of our current or former properties.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

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

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and re-establish pre-disturbance land forms and vegetation.

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

Mining exploration and development is inherently hazardous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

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

Mineral exploration, development, and production involve many risks, which even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of minerals, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence could have a material adverse impact on our Company.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. Any shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and, therefore, limit or increase the cost of production.

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

The mineral exploration, development, and production industry is largely fragmented. We compete with other exploration companies looking for mineral properties and the minerals that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral properties, we do not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

There are hundreds of public and private companies that are actively engaged in mineral exploration.  A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Corvus Gold Inc. (KOR.TO), Pilot Gold Inc. (PLG.TO), Gold Standard Ventures Corp. (GSV), Rye Patch Gold Corp. (RPM.V), Canamex Resources Corp. (CSQ.V), and Solitario Exploration and Royalty Corp. (XPL).

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

Third parties may challenge our rights to our mineral properties, or the agreements that permit us to explore our properties may expire, if we fail to timely renew them and pay the required fees.

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

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial, and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our own. Any acquisitions would be accompanied by risks. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a potential mineralized property may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers, and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

Joint ventures and other partnerships in relation to our properties may expose us to risks.

We are currently involved in, and may enter into in the future, joint ventures or other partnership arrangements with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows, and the price of our common stock.

Risks Related To Our Company

Management changes and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer may have been reasonably likely to materially affect the Company’s internal control over financial reporting

Certain recent changes in management and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer may have been reasonably likely to materially affect the Company’s internal control over financial reporting and may result in material weaknesses in our internal control over financial reporting, including appropriate segregation of duties, review and signature authority, and accounting knowledge and competency. The Company addressed these potential material weaknesses by retaining the Company’s previous Chief Financial Officer on a consulting basis to address accounting, financial, reporting, and other administrative obligations and responsibilities.  The Company has remediated these potential material weaknesses on a long-term basis by re-appointing the Company’s previous Chief Financial Officer as its Chief Financial Officer and Corporate Secretary thereby separating the offices of the Principal Executive Officer and Principal Financial Officer.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had four independent directors on our board of directors (Leigh Freeman, Robert Martinez, Giulio Bonifacio and Paul Zink).  We have formed three committees to ensure our legal compliance.  We established an independent audit committee consisting of three independent directors, all of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.”  We also formed a compensation committee and a corporate governance and nominating committee, both of which are comprised entirely of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes.

Dependence on Key Management Employees

Our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Steven Osterberg and Randal Hardy. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, our shareholders have approved our 2015 Stock and Incentive Plan so that we can provide incentives for our key personnel.

We may not realize the benefits of Talapoosa, Eureka and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral projects.  We have three such projects, including the Talapoosa project, the Eureka project, and the Seven Troughs project.  A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks, and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

As part of our business model, we pursue a strategy that may cause us to expend significant resources exploring properties that may not become revenue-producing sites, including the Talapoosa and Eureka projects.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of our management’s time and attention from operating activities to compliance activities.

We are required to comply with Canadian securities regulations and are subject to additional regulatory scrutiny in Canada.

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

Our common stock is quoted on the OTCQB Market (“OTCQB”) and traded on the TSX Venture Exchange (“TSX-V”).  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations, and general economic conditions in the United States and Canada.

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

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share, if we issue additional employee/director/consultant options or if we sell additional shares and/or warrants to finance our operations.

We have not generated revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale and issuance of additional shares, including, but not limited to, raising finances to explore our properties. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs at any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares and stock unit awards as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options and warrants granted that are exercisable into 12,055,425 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 33% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

We are subject to the continued listing criteria of the TSX-V and our failure to satisfy these criteria may result in delisting of our shares of common stock ..

Our shares of common stock are currently listed on the TSX-V.  In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to objective standards, the TSX-V may delist our securities if, in their discretionary opinion: (i) our financial condition and/or operating results appear unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on TSX-V inadvisable; (iii) we sell or dispose of principal operating assets or cease to be an operating company; (iv) we fail to comply with the listing requirements of the TSX-V; (v) our shares of common stock sell at what the TSX-V considers a “low selling price” and if we fail to correct this via a reverse split of shares after notification by the TSX-V; or (vi) any other event occurs or any condition exists which makes continued listing on the TSX-V, in their opinion, inadvisable.

If the TSX-V delists our shares of common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Broker-dealers may be discouraged from effecting transactions in shares of common stock because they are considered a penny stock and are subject to the penny stock rules.

Our shares of common stock are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares of common stock. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the shares of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Summary of Timberline’s Mineral Exploration Prospects

We have acquired mineral prospects for exploration in Nevada mainly for target commodities of gold and silver. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us.  Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry.  Most mineral prospects go through several rounds of exploration before an economic ore body is discovered, and prior work often eliminates targets or points to new ones.  Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

Talapoosa Project

In March, 2015, Timberline completed a Definitive Agreement (“Agreement”) with Gunpoint Exploration Ltd., Gunpoint Exploration US Ltd., and American Gold Capital US Inc. (collectively “Gunpoint”) to acquire an option to purchase Gunpoint’s 100% owned Talapoosa property (the “Property”) for a period of thirty months from the effective date of the Agreement.  During the option period, the Agreement granted Timberline the exclusive and irrevocable option to purchase all of Gunpoint’s interest in the Property.  In consideration thereof, Timberline agreed to pay Gunpoint $300,000 in cash and to issue 2,000,000 shares of Timberline’s common stock, to be vested in 500,000 share increments at 6 months, 12 months, 18 months, and 24 months from the effective date of the closing of the option acquisition transaction.  In addition, during the thirty-month option period, Timberline assumed responsibility for the payment of all property holding costs.

The Agreement included a provision that within 90 days of exercise of the option granted in the Agreement, Timberline agreed to pay Gunpoint $10,000,000 in cash as consideration for purchase of the Property.  In addition, Gunpoint’s parent company will retain a 1% NSR on the mineral production from the Property, subject to a purchase option by Timberline which purchase option was later eliminated pursuant to an Amendment Agreement as described below.

Pursuant to the Agreement, Timberline also agreed to provide contingent consideration to Gunpoint’s parent company based on the future price of gold.  For a period of five (5) years following the exercise of the option, should the daily price of gold (as determined by the London PM Fix) be fixed at U.S. $1,600 per ounce or greater for a period of ninety (90) consecutive trading days (“Trigger Event”), Timberline would pay Gunpoint’s parent company an additional payment of $10,000,000, comprised of cash and potentially, at Timberline’s discretion, shares of Timberline’s common stock within 90 days of the date that the Trigger Event is deemed to have occurred.

On October 19, 2016, we amended the terms of the Agreement (the “Amended Agreement”) with Gunpoint.  The Amended Agreement still grants us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in the Property in western Nevada.  Pursuant to the Amended Agreement, we have the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

Pursuant to the Amended Agreement, during the Amended Option Period we are required to make the following expenditures and stock issuances:

•

Payment of $1 million and issuance of one million common shares of the Company by March 31, 2017;

•

Payment of $2 million and issuance of one million common shares of the Company by March 31, 2018;

•

Cumulative project expenditures of a minimum of $7.5 million by December 31, 2018;

•

Final payment of $8 million and issuance of one and a half million common shares of the Company by March 31, 2019.

Upon the date that Gunpoint receives the required payments and stock issuances (the “Closing Date”), we will have acquired a 100% interest in the Project.  The Amended Agreement also included the elimination of Timberline’s $3 million purchase option of the 1% net smelter return royalty to be retained by Gunpoint upon Timberline’s acquisition of Talapoosa.

Pursuant to the Amended Agreement, for a period of five years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) average greater than or equal to $1,600 per ounce over any 90-day period (“Amended Trigger Event”), we will pay Gunpoint an additional payment of $10 million (the “Contingent Payment”), of which a minimum of $5 million will be payable within six months of the Amended Trigger Event and the remaining $5 million payable within twelve months of the Amended Trigger Event.  The Contingent Payment is payable with 50% in cash and 50% in common shares of the Company, at our sole discretion.

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

The area containing mineralized material at Talapoosa is centered immediately south of a cluster of old mine workings in the SE/4 Section 3, T18N, R24E.

Claims and Leases

American Gold Capital US Inc. (“American Gold”) is a corporation incorporated under the laws of Nevada, is a wholly owned subsidiary of Gunpoint Exploration Ltd, and is the registered claim holder.  All mining claims and mineral leases are in good standing, and all taxes haves been paid in full.  The option agreement covers approximately 14,870 acres of land comprising a combination of US Bureau of Land Management (“BLM”) claims, fee lands, and water rights.

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

American Gold is the registered, legal and beneficial owner or lessee of the Talapoosa Claims free and clear of any encumbrances, agreements, adverse claims, royalties, profit interests or other payments in the nature of a royalty, recorded or unrecorded.  However, the unpatented mining claims are located on land controlled by the US Department of the Interior Bureau of Land Management (BLM), which required annual mining claim maintenance fees to be timely paid by August 31, 2016 and a notice to hold mining claims to be timely recorded in the Official Records of the Lyons County Recorder’s Office by October 31, 2016.

American Gold owns 509 unpatented mining claims at Talapoosa located in Sections 2, 3, 4, 5, 8, 9, 10, 11, and 14 of T18N, R24E and Section 6 of T18N, R25E and Sections 20, 22, 26, 28, 32, 34, and 36, T19N, R24E, Mount Diablo Base and Meridian of which two are located on the resource area. In addition, through a lease with Sierra Denali Minerals Inc. (Sierra Denali Minerals) described below, American Gold leases 26 unpatented lode claims in Sections 2, 3, and 11, T18N, R24E and Section 34, T19N, R24E, of which nine are located on the resource area.

American Gold also owns fee land consisting of the N/2 Section 3 and the N/2 S/2 Section 3, T18N, R24E, excluding certain public lands within this section, which is located on the resource area. The annual property taxes haves been timely paid to Lyon County Treasurers Office and are considered current.

American Gold leases Sections 27 (excepting a 50 ft.-wide road easement), 29, 33, and 35, T19N, R24E from the Sario Livestock Company. The lease entitles the lessor to a 4.5% net smelter return (“NSR”) royalty that may be eliminated by payment of $1 million per section.  American Gold also leases Sections 21 and 23, T19N, R24E from Nevada Bighorn Unlimited.  These leases carry a 2% NSR if the gold price is less than $1,000/oz. and a 3% NSR if the gold price is greater than $1,000/oz.  The NSR may be eliminated by a payment of $500,000 per section to the lessor.  American Gold’s leases are not located on the resource area.

The claims, leased fee land, and fee land owned by American Gold are contiguous.

Talapoosa Mining, Inc. leased 26 unpatented mining claims from the estates of Alexander von Hafften and Sebelle Harden von Hafften in a lease originally dated July 14, 1990, and amended on August 25, 1998. These claims are now owned by Sierra Denali Minerals and leased by American Gold. Based on the 1998 amendment, the annual minimum payment was $75,000; however, until payment of a production royalty begins, the minimum annual payment due was $25,000 with the difference to be considered a deferred payment until commencement of production royalty payments. As described by Devenyns (2007), “beginning in the first lease year following the commencement of production royalty payments from the Project, the deferred payments would be paid at the rate of $75,000 per year from proceeds of products mined from the entirety of the Project until the total of the deferred amounts was paid. Payments of the deferred amounts were in addition to the minimum payments.” As of July 14, 2016, including the deferral of $40,000 of that year’s minimum annual payment, the current total deferral amount is $840,000. Annual mining lease payments have been timely made, and the mining lease is considered to be in good standing.

The owners will receive a 5% NSR production royalty with credit for one-half of the annual payment. The original term of the lease was for 10 years with the opportunity to extend it for two additional five-year periods.  A second amendment of mining lease was entered into effect July 13, 2010 which contained the following terms:

•

The parties to the lease are now Sierra Denali Minerals and American Gold.

•

The lease term is extended by 10 years from July 14, 2010 and may be extended for two additional five year periods, provided the Project has commenced production and continues to pay production royalty and deferred payments.

•

The owner was paid $10,000 for signing the extension of the lease and $25,000 for the payment due July 14, 2010 with $50,000 being credited to the deferred payment balance.

•

Beginning with the payment due July 14, 2011 and thereafter, the minimum payment of $35,000 per year with $40,000 per year being considered a deferred payment.

•

Acknowledgement that through July 14, 2010, the deferred payment balance is $635,000, which has since been re-calculated to be $840,000 through July 14, 2016.

Accessibility, Physiography, Climate, Infrastructure

Year-round access to the Talapoosa district from Reno is via Interstate 80, east approximately 30 miles to Fernley, then south on US Alternate 95 for 13 miles to Silver Springs.  The property sits immediately northwest of Silver Springs and may be accessed by traveling county and local gravel roads along two route options for approximately 4 miles to the approximate center of the district and the area of the Talapoosa mineralized material. Access to the Property is available year round.

Talapoosa lies on the eastern and southeastern flanks of the Virginia Range with elevations ranging from 4,400 ft. at the valley floor to 6,500 ft. on the higher surrounding hills, with an elevation of approximately 5,300 to 5,500 ft. at the Talapoosa project site.

The region of the Talapoosa project is characterized as a high-desert environment with sparse vegetation, situated in the rain shadow of the Sierra Nevada to the west.  The climate at Talapoosa is moderate and conducive to 12-month exploration or mining operations.  Summers are hot and dry with temperatures commonly reaching or exceeding 90°F with the average around 78°F.  Winter weather is moderate with highs of 45ºF and lows around 20°F with an average of 32°F.  Annual precipitation is estimated to be approximately 13.4 in., of which snowfall accounts for about one-third and rarely remains on the ground longer than a few days.  Annual evaporation rates are estimated to be about 50 in. per year.

The Talapoosa project is located approximately 45 miles in road distance from Reno, whose metropolitan area has a population of approximately 225,000, and 30 miles in road distance from Nevada’s capital, Carson City, with a population of approximately 55,000.  The Reno / Sparks area is the closest major metropolitan area.  Other population centers that are in the vicinity of the project are as follows:

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

Reno has an international airport with numerous regional flight schedules daily.  Silver Springs has a regional airport with a single 7,200 ft. military grade landing strip.  A light-duty commercial power line passes through the Project running from the southern end of the Talapoosa property.  Upgrades to the electric infrastructure will be required to advance the Project.  It is anticipated that a new power line will be constructed along the same alignment as the existing power line and will be extended approximately 2.5 miles to the plant area.  A natural gas pipeline passes approximately 2 miles nearby the property and crosses one of the two access routes and offers an alternative power supply opportunity for the project.

Water supply for the project is expected to be leased from groundwater owners in the Silver Springs valley.  Previous engineering studies have identified suitable areas for plant and ancillary facilities and also heap-leach pad and waste disposal.

Geology

The Talapoosa project lies in the western Basin and Range Province, a structural province of generally north-trending mountain ranges and intervening valleys formed by regional extension during Tertiary time. The Sierra Nevada on the California-Nevada border forms the western margin of the province. The eastern slope of the Sierra Nevada is cut by major north-trending normal faults that form north-trending mountain ranges (Moore 1969). The Virginia Range, on whose east flank the Talapoosa project is located, along with the Pine Nut Mountains, Wellington Hills, and Sweetwater Range to the south, forms one of four master fault-block ranges of this type that can be considered north-trending spurs of the Sierra Nevada.

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

The Talapoosa project, situated within the Virginia Range, is composed of a thick sequence of Miocene-Pliocene volcanic and sedimentary rocks that overlie Mesozoic metamorphic and granite found throughout the Sierra Nevada.

The Pyramid Sequence is the base of the geological package on the Talapoosa project. It is a sequence of vesicular basalt, felsic ash-flow tuffs and hydrothermal eruption breccias associated with epithermal mineralization along the Appaloosa structure.

The Kate Peak Formation hosts all of the known mineralization in the district and overlays the Pyramid Sequence. The Kate Peak Formation consists of dacitic tuff, tuff breccia, flows, lava dome carapace debris, and post-volcanic dacite porphyry sills or dykes. The base of the formation is marked by a group of clastic sedimentary rocks that include basal volcanic conglomerate, overlain by thinly bedded shale and sandstone. The unit is estimated to be approximately 1,000 ft. thick at the Talapoosa project. The formation is divided into an andesite lower member and a dacite upper member. The presence of a porous tuffaceous unit, which was silicified and then repeatedly cracked and mineralized, is referred to as the Crystal-Poor Welded Tuff. The Kate Peak Formation is described as being separated from the underlying Pyramid Sequence by the Talapoosa Fault.

The Pliocene-aged Coal Creek (Canyon) Formation unconformably overlays the Kate Peak formation. It is described as a mixture of sand, silt, and clay derived from pyroclastic volcanic rocks. It is no more than a few tens of feet thick at the Talapoosa project.

The Lousetown Formation, a basaltic unit ranging from a few feet thick to as much as 300 ft. in thickness, unconformably overlays the Coal Creek Formation. The unit is a vesicular olivine basalt or pyroxene andesite with flows capping the hills surrounding the Talapoosa project.

Mineralization

The mineralization was divided into the following domains, separated by north-northwest fault, for the purpose of resource modeling.

•

Bear Creek Hanging-Wall Vein System/Domain, bounded by Ripper Fault to south and Cabin Fault to north. The Hanging-Wall vein is comprised predominantly of massive white sulphide-poor silica with typical low-sulfidation epithermal textures, including recrystallization, coliform and crustiform banding, adularia bands, amethyst, etc.

•

Bear Creek Footwall Vein System/Domain, bounded by Cabin Fault to south and Talapoosa (South) Fault to the north. The Footwall vein is more sulphide-rich, associated with a number of gangue phases including red hematitic silica, chlorite and minor white to clear silica.

•

Main Zone Vein System/Domain bounded by Talapoosa (South) Fault to the south and Opal/Dyke Fault to the north.

The mineralization at both Dyke Adit and East Hill shows similarities in appearance and texture to that of the Hanging-Wall Zone at Bear Creek.

The modeling of veins and their bounding faults indicates that the general trend of all mineralization is around 115°, with two prominent dip angles:

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

Historic Exploration

Exploration of the Talapoosa project dates back to 1863 with the discovery of silver mineralization on the Talapoosa project by prospectors working outwards from the Comstock Lode area.  Modern era exploration began in the 1950’s with Great Basin Exploration and extended periodically through the 1990’s by several companies including:  Duval Corporation, Homestake Mining Company, Superior Oil Company, Bear Creek Mining, Athena Gold, Placer Dome, Pegasus Gold, and Miramar Mining.

A total of 586 drill holes were completed between 1977 and 1999 along with multiple estimations of mineralized material and geologic and engineering studies.  Historic estimates of mineralized material at Talapoosa consist of 42.5 million tons of in-place bulk tonnage with an average grade of 0.03 ounces of gold per ton and 0.37 ounces of silver per ton.  The Talapoosa project was fully permitted by Miramar Mining Corporation with the BLM and the State of Nevada in 1996, but remained undeveloped due to low prevailing metal prices.

In the 2000’s, Cascade Metal US, Inc. purchased the property and, under the new name of American Gold, was acquired by Chesapeake Gold Corp. in 2007.  In 2010, Christopher James Gold Corporation acquired the Talapoosa project from American Gold and operated exploration under the name of Gunpoint, from whom Timberline optioned the property in March, 2015.

Recent Exploration

Since acquisition in 2010 until the option agreement with Timberline in March, 2015, Gunpoint completed geologic studies, mapping, drilling of 15,226 feet of diamond drill core in 2011, and follow-up metallurgical studies.  In addition, in 2012, Gunpoint commissioned Tetra Tech, Inc. (“Tetra Tech”) to complete a National Instrument (“NI”) 43-101 resource study which was entitled Technical Report and Resource Estimate on the Talapoosa Project, Nevada.  The Technical Report was prepared by Tetra Tech of Toronto, Ontario under the supervision of Todd McCracken, who is a qualified person under NI 43-101.

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

Upon completion of the Option to Purchase Agreement for the property from Gunpoint, in March, 2015, we completed an NI 43-101 compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap-leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, and facility siting for the previously proposed operation.

During the difficult commodities environment of fiscal 2016, no drilling activities were completed on the Talapoosa Project.  However, in July 2016, Timberline did initiate a review of metallurgical data and a follow-up test program.  The program included re-sampling of four metallurgical composite samples originally tested by Gunpoint Exploration in 2015.  The samples have been crushed using High Pressure Grinding Roll (HPGR) technology, tested for enhanced permeability and geotechnical strength of agglomerates, and will selectively be subjected to column leach testing.  As of the date of this Annual Report, test results have not been finalized.

Subject to available capital, work plans include drilling to provide additional composite core samples for advanced metallurgical testing to optimize gold and silver recovery and drill testing to expand the resource into high priority areas that have had limited drilling.  These areas include Dyke Adit North and East Hill.  This work has a prospective budget of approximately $4 million, subject to the availability of capital.   This work is expected to increase our level of confidence for certain parts of the mineralized zone, support initiation of studies to update historic permits to current standards, and lay the foundation for future completion of a Feasibility Study (“FS”) on the Talapoosa project.  For further details on the exploration budget for the Talapoosa Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Exploration Plans and Budget.”

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

There are no proven and probable reserves as defined under Guide 7 at Talapoosa, and our activities there remain exploratory in nature.

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

We pay federal and county claim maintenance fees on the Eureka property.  The federal claim fees are due to the BLM by September 1 of each year, and the remainder is due to Eureka County by November 1 of each year.  The following table summarizes the claims and royalties for the Eureka property:

Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.	Unpatented	373	6,368 acres
Trail Timberline holds title	Unpatented	30	620 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	1,850 acres
Hoosac 4% NSR	Unpatented	124	1,250 acres
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR	Unpatented	94	1,850 acres
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc.	Unpatented	16	298 acres
Silverado/TL 12 1%-3% NSR	Unpatented	47	947 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) 0 – 3% NSR	Unpatented	111	1,488 acres
1% NSR	Patented	6
Windfall Timberline holds title; 4% NSR	Patented	21	165 acres
New York Canyon Timberline holds title; 4% NSR	Unpatented	45	862 acres
3-5% NSR	Patented	2
Total Unpatented Lode Claims		948	15,698 acres
Total Patented Lode Claims		31

We have the right to explore and develop the Lookout Mountain project subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, and amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Advance royalty payments are $6,000 per month, or $72,000 per year.  The work commitment on the project has been fulfilled.  A 3.5% NSR royalty, plus a 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims) exists on the project.

During the year ended September 30, 2012, we acquired the Windfall patented claims.  The claims were acquired in exchange for $400,000 cash and 76,662 shares of our common stock with a value of $500,000, based upon the weighted-average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition.  A 4% NSR royalty exists on these claims.

The Secret Canyon/Oswego, South Ratto, and New York Canyon projects are owned by us, subject to royalty agreements.  NSR royalties of 2% exist on the projects for claims located within one mile of the Windfall Patented claims.  A small portion of the Heiro-Syracuse claim group is subject to an additional 1% NSR.

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

The Eureka property is situated in north-central Nevada in an area with established mining infrastructure. Transmission power lines serve Eureka from the north.  All essential services such as food and lodging are available in Eureka, including the dockage for shipments of heavy equipment.  A small airport at Eureka is available for private air transport.  Railroad access is also available in the area.  The gold mines of north-central Nevada continue to produce a significant portion of the world’s gold, and skilled miners and mining professionals are available in Eureka, and 100 miles to the north in Carlin, Elko, and Spring Creek.  Permitting a mining operation in Nevada has been a process with which local, state, and federal regulators are very familiar and generally cooperative.

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

U.S. Highway 50 passes to the east of the Eureka property and access is gained by heading south out of Eureka on U.S. Highway 50 and connecting with unpaved local roads, some of which are periodically maintained by Eureka County.  The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon to the east side of the claim group.

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

Summer temperatures usually consist of many consecutive days over 90º F (32.2º C), and temperatures can reach as high as 100º F (40.6° C) or more. Winter temperatures generally range from as cold as below 0º F (-17.8ºC) to usually in the 20º to 35ºF (-6.67º to 1.7 º C) range. Precipitation amounts vary from year to year, averaging about 10.0 inches (25.4 cm) for the area. Several feet of snow usually accumulate on the property during the winter months.

Eureka Property Ownership

Staccato amended the Lookout Mountain project lease agreement in June 2008.  The lease term was extended to 20 years, and thereafter for as long as minerals are mined on the project.  Advance royalty payments are $72,000 per year.  Pursuant to the amended lease, annual minimum exploration expenditures of $250,000 are required for five years commencing on June 1, 2008, and an additional expenditure of $250,000 is required before June 1, 2016, for a total minimum work commitment of $1,500,000.  Exploration expenditures in excess of $250,000 in any year can be accumulated and carried forward and credited to expenditures required in succeeding years.  We have fulfilled the work commitment on the Lookout Mountain project.

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

Amselco Exploration began exploring the Lookout Mountain project in 1978, conducting extensive geologic mapping, soil and rock sampling and an initial 15-hole reverse circulation drilling program which tested gold mineralization along the Ratto Ridge Fault and associated geochemical anomalies and jasperoids developed along the N-S trending Ratto Ridge.  This drilling discovered significant sediment-hosted disseminated gold mineralization at depth.  Amselco drilled 296 holes between 1978 and 1985, also discovering five areas of gold mineralization along Ratto Ridge which contain partially developed gold resources.  These areas are located at South Lookout Mountain, Pinnacle Peak, Triple Junction, South Ratto Ridge, and South Adit.  In 1986, while Amselco was in process of becoming BP Minerals, Amselco management decided that the Lookout Mountain deposit was not of further interest, even though their geologists reportedly believed the deposit had significant potential.  The property was optioned to a joint venture of three companies which then owned Norse-Windfall Mines.

In 1990, EFL Gold Mines took bulk samples from the floor of the Lookout Mountain pit.  These samples returned assays values ranging from 0.10 to 0.135 oz. of gold/ton.  EFL also drilled nine holes, two of which, drilled 500 feet (152 meters) into the floor of the pit, showed both oxide and sulfide gold mineralization.

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

Echo Bay (1993-95) not only worked Ratto Ridge but also acquired additional ground to the north, south, and southwest.  They conducted mapping, sampling, and scattered drilling in the area, exploring deep high-grade potential in the Cambrian Dunderberg Shale and Hamburg Dolomite, and testing Devonian Nevada Group targets west of the Ratto Ridge Fault.  Echo Bay drilled several promising holes, including drill hole EBR 27 which intersected 110 feet grading 0.043 oz. of gold/ton in the Dunderberg, and drill hole EBR-9 which intersected 115 feet grading 0.043 oz. of gold/ton in the Nevada Group.  Offsets of EBR-9 found 90 feet grading 0.028 oz. of gold/ton, and another hole which was lost before reaching planned depth found 45 feet of 0.024 oz. of gold/ton.  Further offsets of EBR-9 and several widely spaced holes averaging 1,000 feet deep (EBR 15, 16, 17, 18, and 20) found some anomalous gold along Ratto Ridge but no major intercepts.  Eventually, the Echo Bay project totaled 104 RC holes.  Faced with depletion of budgets with no significant exploration success, the decline in gold prices and large land payments, Echo Bay decided to drop the property.

On the Windfall, Hamburg Ridge, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s.  He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of “invisible gold” mineralized rock grading 0.368 oz./ton, was a Carlin-type sediment-hosted disseminated gold occurrence.  Wilson’s work emphasized the east side of Hamburg Ridge, the Windfall Trend, where he drilled, with conventional air rotary, holes F1 through F20, and Z-1 through Z-31, Z42, and ZA-1 on the current Windfall group.  He drilled holes Z32-41 on the Hoosac group.  The drill holes were generally from 50 to 250 feet deep.  Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 oz. of gold/ton.  This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines.  Gold was extracted in a heap-leach operation from sanded and silicified dolomite and silicified shale.

No geologic maps exist from this period other than a few maps compiled from USGS work.  Although many drill hole location maps are archived in Century Gold files, the coordinates for many drill hole collars are not available, very few collars are visible in the field, and assay data from infill drilling is poorly documented.

Exploration:  2005 to 2010 (Staccato Gold)

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

Eureka Exploration:  2010 to present (Timberline)

We believe that the Eureka property has excellent potential for continued exploration success both at the deposit scale and on the regional scale.  The current Lookout Mountain mineralization is defined over a relatively small area near the middle of a mineralized structural corridor that extends up to 6 to 7 kilometers (3.7 to 4.3 miles) in strike length. This structure hosts several areas of drill-indicated mineralization, and the exploration potential in this corridor is strong, as evidenced by historic drilling, and soil and rock geochemical analyses.  The Lookout Mountain mineralization itself is open for expansion at depth and along strike, especially to the south. Regionally, several other target areas also exist where historic production and exploration have occurred, but only limited systematic exploration has been conducted.

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

Exploration activities at Eureka were curtailed during 2014, as a result of the limited availability of capital.  To reduce ongoing expenses, we consolidated our Elko field office into our Eureka facility and limited the exploration program.  The limited program did include geochemical waste rock environmental characterization, independent metallurgical testing, and continued monitoring of water quality, and definition of hydrologic work plans.  In addition, geologic mapping, and stratigraphic and structural analyses have been completed along with rock and soil sampling in selected detailed areas.  This activity has resulted in identification of new targets characterized by anomalous mineralogy and trace element geochemistry as indicators of possible gold mineralization.

In fiscal 2015, the company completed a ten-hole drill program on priority targets.  Four holes were drilled at Lookout Mountain to confirm a previously recognized partial drill intercept of higher grade gold mineralization at depth.  This higher grade mineralization is associated with the previously defined zone along Ratto Ridge of near-surface, low-grade gold mineralization.  The f our drill holes were offset approximately 140 feet from a single previous partial intercept.  The geology in the holes is stratigraphically well correlated with gold intercepts occurring in mineralized collapse breccias similar to previous gold intercepts in the pyritic Dunderberg Shale-Hamburg Dolomite contact zone.  The four intercepts are thought by Timberline geologists to be related to a higher grade feeder system as recognized in many Carlin-type systems.   Highlights of 2015 Lookout Mountain drilling include 65 feet @ 0.09 ounces of gold per ton (opt) (19.8 meters (m) @ 3.22 grams of gold per tonne (g/t)), including 25 feet @ 0.14 opt (7.6 m @ 4.93 g/t), in BHSE-171.  Three of four recently drilled Lookout holes intercepted >3 g/t gold over lengths of approximately 4.5 to 7.6 meters (15 to 25 feet).

At Windfall, six holes were drilled in 2015 to test on-strike, offset, and down-dip extensions of gold mineralization along approximately 3,000 feet of strike length within which historic mining occurred.  All six drill holes encountered gold mineralization.  Highlights include 80 feet @ 0.09 opt of gold (24.4 m @ 3.04 g/t gold), including 20 feet @ 0.26 opt (6.1 m @ 8.79 g/t) in hole number BHWF-40 at Windfall.  Four of six near surface Windfall drill holes intercepted >1 g/t gold over lengths of 12.2 to 27.4 meters (40 to 90 feet).

There are no proven and probable reserves as defined under Guide 7 at the Eureka property, and our activities there remain exploratory in nature.

During the difficult commodities environment of fiscal year 2016, we did not complete any drilling or field exploration activities on the Eureka Project.  However, we secured 19 historic mine-related workings including shafts, adits, and trenches to ensure public safety in compliance with State of Nevada Abandoned Mine Lands regulations.  In addition, we initiated efforts, including field reviews, to reconcile BLM and Nevada state bond calculations with actual disturbed acreage.  This process was subsequently completed in early fiscal year 2017.

If the commodities environment improves in fiscal year 2017, work plans include limited drilling to test existing high priority targets.  We also expect to complete geologic modeling at Windfall to assess the grade and continuity of known gold mineralization.  Our total exploration budget for the project for fiscal year 2017 is approximately $500,000.   The expenditures for this work program are discretionary and may be scaled back or not conducted at all depending upon the availability of capital.  For further details on the exploration budget for the Eureka Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Exploration Plans and Budget.”

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

In December of 2013, ICBM Joint Venture and Americas Gold Exploration, Inc. (“AGE”) entered into an agreement to continue exploration at the project.  Under the terms of the agreement, AGE may earn up to 76.6% ownership in the property by making certain exploration expenditures over a four-year period.   AGE also assumed the role as operator of the joint venture.

As of September 30, 2016, we do not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

Seven Troughs District

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of 3,900 acres of patented and unpatented mining claims comprising essentially the entire Seven Troughs gold mining district near Lovelock, Nevada.  Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT.  We have the option to purchase one-half of the NSR production royalty for $1 million.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century.  We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs.  Since acquiring the property, we have initiated the compilation of historic mine workings data and completed limited geologic mapping, geochemical sampling, and spectrophotometry survey within the district.  During 2014, the historic mine workings have been compiled into an electronic 3-D model.  Exploration activity during 2015 was restricted to target development based on geologic data collected and compiled in 2014.  Drilling is on hold until adequate available capital exists to fund a program.

As of September 30, 2016, we do not consider Seven Troughs to be a material property, and no material expenditures are planned at this time.

Wolfpack Gold Properties

With the acquisition of Wolfpack Gold, we acquired nine mineral properties in Nevada and one in California.  We conducted a due diligence review on each property, including organization of the historic data and review of exploration work completed to-date.  Claims on five of the properties were subsequently dropped or returned to the underlying owners.  One property remains under lease to a third party who pays all holding costs, and ownership on three other properties has been transferred to other parties with royalty rights retained by Timberline.  Claims on one property have been retained as they are contiguous with our Eureka project.

As of September 30, 2016, we do not consider any of the Wolfpack Properties to be a material property, and no material expenditures are planned at this time.

Montana Gold Property

Butte Highlands Gold Project

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

Overview of Regulatory, Economic and Environmental Issues

Hard rock mining and drilling in the United States is a closely regulated industrial activity.  Mining and drilling operations are subject to review and approval by a wide variety of agencies at the federal, state, and local level.  Each level of government requires applications for permits to conduct operations.  The approval process always involves consideration of many issues including but not limited to air pollution, water use and discharge, noise issues, and wildlife impacts.  Mining operations involve preparation of environmental impact studies that examine the probable effect of the proposed site development.  Federal agencies that may be involved include: The USFS, BLM, EPA, NIOSH, MSHA, and FWS.  Individual states also have various environmental regulatory bodies, such as Departments of Ecology and Departments of Environmental Quality.  Local authorities, usually counties, also have control over mining activity.

Gold, silver, and copper are mined in a wide variety of ways, both in open pit and underground mines.  Open-pit mines require the gold deposit to be relatively close to the surface.  These deposits tend to be low grade (such as 0.01-0.03 ounces per ton gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day.

Open-pit operations for gold often involve heap leaching as a metallurgical method to remove the gold.  Heap leaching involves stacking the ore on pads which are lined with an impenetrable surface, then sprinkling the gold with a weak cyanide solution to extract the gold.  The gold impregnated solution is collected and the gold recovered through further processing.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the trading symbol “TLRS”.  Our common stock also trades on the TSX Venture Exchange (“TSX-V”) in Canada under the trading symbol “TBR”.  Our common stock was listed and traded on the NYSE MKT exchange under the trading symbol “TLR” until February 15, 2016 when we voluntarily de-listed from the NYSE MKT and began trading on the OTCQB market on February 16, 2016.  The high and low sale prices for our common stock as quoted on the NYSE MKT and the TSX-V, and the high and low bid prices on the OTCQB were as follows:

	NYSE MKT / OTCQB(US$)(3)		TSX-V (Cdn$)(3)
Period(1)	High	Low	High	Low

2016
First Quarter	$0.22	$0.08	$0.27	$0.16
Second Quarter	$0.45	$0.12	$0.58	$0.18
Third Quarter	$0.45	$0.25	$0.61	$0.35
Fourth Quarter(2)	$0.53	$0.20	$0.73	$0.38

2015
First Quarter	$0.76	$0.49	$0.90	$0.61
Second Quarter	$0.74	$0.51	$0.90	$0.56
Third Quarter	$0.61	$0.27	$0.75	$0.36
Fourth Quarter	$0.55	$0.20	$0.72	$0.32

2014
Fourth Quarter	$0.96	$0.47	$1.08	$0.42

(1) Quarters indicate calendar year quarters. (2) Through December 12, 2016 (3) All prices are disclosed on a one-for-twelve reverse stock split adjusted basis that was effective November 3, 2014.

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On October 31, 2014 we completed a one-for-twelve reverse stock split, and our stock began trading on a reverse-split adjusted basis on November 3, 2014.  On December 12, 2016, the closing sale price for our common stock was $0.37 on the OTCQB and C$0.42 on the TSX-V.

As of December 12, 2016, we had 24,106,952 shares of common stock issued and outstanding and approximately 750 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Incentive Plans

In February 2005, our Board adopted the 2005 Stock Incentive Plan, which was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 23, 2005. This plan authorized the granting of up to 62,500 non-qualified stock options to our officers, directors, and consultants.

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

On August 24, 2015, our Board of Directors approved the 2015 Stock and Incentive Plan, subject to our Stockholders’ approval.  The purpose of the 2015 Stock and Incentive Plan is to promote our interests and our Stockholders’ interests by aiding us in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of ensuring the future success of our Company.  On September 24, 2015, our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan in which the Company’s executive officers and directors are participants. This plan replaces our 2005 Equity Incentive Plan, as amended.  The aggregate number of shares that may be issued under all stock-based awards made under the 2015 Stock and Incentive Plan will be 4 million shares of our common stock.

Equity Compensation Plans

The following summary information is presented as of September 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,055,419(1)	$0.56	1,169,581
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	2,055,419(1)	$0.56	1,169,581

(1)   See “Stock Incentive Plans,” above.

On October 31, 2014 we completed a one-for-twelve reverse stock split, and proportional adjustments were made to the number of securities to be issued upon exercise of outstanding options, and prices of our outstanding options.

As to the options granted to date, there were no options exercised during the years ended September 30, 2016 and September 30, 2015.

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

On March 12, 2015 we entered into a property option agreement with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015.  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project in western Nevada.  Pursuant to the agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated.  We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project and are focused on advancing our district-scale gold exploration projects in Nevada, with an emphasis on Talapoosa.

On October 19, 2016, subsequent to the end of our fiscal year 2016, we amended the terms of the Option agreement (the “Amended Agreement”) with Gunpoint.  The Amended Agreement still grants us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in the Property in western Nevada.  Pursuant to the Amended Agreement, we have the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

On September 13, 2015, we signed a non-binding Letter Agreement ("Letter Agreement") with Waterton Precious Metals Fund II Cayman, LP (together with its subsidiaries and affiliated and associated entities, "Waterton").  Waterton offered to acquire all of the issued and outstanding shares of our common stock for cash consideration of US$0.58 per share (the "Transaction").  In connection with the Transaction, Waterton subscribed for 1,331,861 common shares of Timberline on a private placement basis at a price of $0.375 per share for total proceeds of $499,447.87.  The private placement was not contingent on completion of the Transaction, and Waterton reserved the right to maintain its pro rata ownership position in us, in the event the Transaction was not completed.

On December 3, 2015, we announced that the exclusivity period granted to Waterton under the Letter Agreement had expired, and while Waterton was continuing certain due diligence activities, the Transaction as previously proposed had been withdrawn by Waterton.  We continued to review strategic alternatives, and discussions between us and various parties, including Waterton, continued, but no strategic alternatives are the subject of material discussions, as of the date of this Annual Report on Form 10-K.

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

On May 26, 2016, the Company entered into three loan and securities purchase agreements (collectively, the “Loan Agreements”) whereby the Company agreed to issue certain unsecured promissory notes (collectively, the “Notes”) in the aggregate amount of $57,200. One Note was issued in favor of Steven Osterberg (the “Osterberg Note”), the Company’s President & Chief Executive Officer, one Note in favor of  Robert Martinez (the “Martinez Note”), a member of the Company’s Board of Directors, and one Note in favor of Randal Hardy (the “Hardy Note”), an advisor to the Company.  The Osterberg Note had an original principal amount of $22,000, the Martinez Note had an original principal amount of $13,200 and the Hardy Note had an original principal amount of $22,000.  Each Note did not bear interest but was subject to an original issue discount equal to 9.1% of the principal amount of such Note.  Each Note was unsecured, and matured on May 31, 2016.  The issuance of the Notes was approved by a majority of the disinterested members of the Company’s Board of Directors on May 20, 2016.

On April 26, 2016, Mr. William M. Sheriff resigned from the Company’s Board of Directors effective immediately.  Mr. Sheriff indicated that his resignation was due to the significant demands on his time from his other obligations.  He expressed confidence in Timberline’s leadership and projects, and he further indicated that he intends to remain a large shareholder of Timberline.   Mr. Leigh Freeman was appointed to succeed Mr. Sheriff as the Chairman of Timberline’s Board of Directors.

On July 6, 2016, the Company’s Board of Directors appointed Giulio T. Bonifacio and Paul H. Zink as directors of the Company, effective July 6, 2016.

On September 8, 2016, the Company’s Board of Directors appointed Mr. Randal L. Hardy as the Company’s Chief Financial Officer and Corporate Secretary.

Mineral Exploration

In 2010, we acquired Staccato Gold Resources Ltd. and its Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, and is one of the largest undeveloped exploration properties in Nevada, encompassing some 23 square miles.  Since our acquisition of the Eureka Property we have completed an aggressive work program, including more than 60,000 feet of surface drilling, metallurgical testing, geotechnical and geochemical studies, as well as baseline environmental studies. We have obtained sufficient data to complete several updated mineralization estimates.  In addition, we completed detailed mapping of the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets that were tested during our most recent drilling program, as well as those to be tested in future exploration drilling programs.

In March 2015, we entered into a property option agreement which granted us an exclusive and irrevocable option to purchase a 100% interest in the Talapoosa project in western Nevada.  Pursuant to the agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated.  We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project and are focused on advancing our district-scale gold exploration projects in Nevada.

Given the difficult market conditions for mineral exploration companies, we have scaled back our exploration activities during the past year in order to preserve capital, while still undertaking important planning activities in order to move projects forward expeditiously as capital becomes available.  In July 2016, we did initiate a review of metallurgical data and a follow-up test program.  The program included resampling of four metallurgical composite samples originally tested by Gunpoint Exploration in 2015.  The samples have been crushed using High Pressure Grinding Roll (HPGR) technology, tested for enhanced permeability and geotechnical strength of agglomerates, and will selectively be subjected to column leach testing.  As of the date of this Annual Report, test results have not been finalized.

Exploration Plans and Budgets

At Talapoosa, our budget for fiscal year 2017 is approximately $4 million. The work, which is subject to available capital, will include metallurgical and resource expansion drilling - both of which are expected to support advancing the project toward a feasibility study.  The feasibility study is expected to include trade-off studies, further metallurgical tests, analysis of various processing scenarios to optimize gold and silver recovery, update of the resource estimate, and initiation of updates to historic permits to current standards.

Assuming the availability of funding to undertake our exploration programs, we also expect to undertake drill programs at various targets on the Eureka Property as follow up to previous positive intercepts.  Our total exploration budget for fiscal year 2017 is approximately $500,000.  These expenditures are discretionary and may be scaled back depending upon the availability of capital to us.

No exploration activities are anticipated at our Seven Troughs property.  Our total exploration budget for the property for fiscal year 2017 is approximately $50,000 which is discretionary and may be scaled back pending availability of capital.

Results of Operations for Years Ended September 30, 2016 and 2015

Consolidated Results

Our overall consolidated net loss for the year decreased in comparison to the prior year primarily as a result of a decrease in mineral exploration expenses, reduced expenses related to the abandonment of properties, and lower general and administrative costs associated with a decreased level of activity, offset by increased non-cash costs related to stock option and stock issuance expenses. The Company expects to continue to reduce general and administrative expenses, while focusing our resources on the advancement of our Talapoosa project in the fiscal year ending September 30, 2017.

(US$)	Year Ended September 30,
	2016	2015
Exploration expenses:
Butte Highlands	$ -	$ -
Eureka/Lookout Mountain	223,886	731,925
Talapoosa	259,559	472,011
Other exploration properties	107,817	323,702
Abandonment of mineral properties	-	556,000
Total exploration expenditures	591,262	2,083,638
Non-cash expenses:
Stock option and stock issuance expense	890,966	194,910
Depreciation, amortization, and accretion	8,916	14,523
Total non-cash expenses	899,882	209,433
Salaries and benefits	354,497	738,595
Professional fees expense	300,928	412,216
Other general and administrative expenses	720,287	946,126
Interest and other (income) expense, net	(40,629)	(17,560)
Income tax provision (benefit)	(68,985)	-
Net loss	$ (2,757,242)	$ (4,372,448)

During the year ended September 30, 2016, no property abandonments or impairments were recorded.

During the year ended September 30, 2015, it was determined that impairments in the values of our Iron Butte and Toole Springs properties existed, and the entire carrying values of $426,000 and $130,000, respectively, were written off as abandonment of mineral properties.  No other abandonments or impairments were recorded at September 30, 2015.

The decrease in the net loss for our fiscal year ended September 30, 2016, as compared to the previous year’s net loss, is primarily a result of reduced expenditures on mineral exploration at all of our projects and no costs related to the abandonment of mineral properties.  Stock issuance and option expenses were higher in 2016 than 2015 primarily due to the issuance of stock and stock options to existing and newly appointed directors.  Salaries and benefits were lower in 2016 than 2015, due to reduced staffing levels.  Professional fees expenses were lower in 2016 than 2015, as a result of lower transaction-related costs.  Other general and administrative expenses were also lower in 2016 than 2015 primarily due to a reduced level of activity.  Other income was higher in 2016 than 2015 primarily due to a favorable foreign exchange rate with Canada in the current year.

Financial Condition and Liquidity

At September 30, 2016, we had assets of $16,704,138, consisting of cash in the amount of $82,275; property, mineral rights and equipment, net of depreciation of $15,482,719, and other assets in the amount of $1,139,144.

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

At September 30, 2016, we had working capital of $143,097.  As of the date of this Annual Report on Form 10-K, we have approximately $300,000 outstanding in current liabilities and a cash balance of approximately $150,000.  As of the date of this Annual Report on Form 10-K, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2016 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company, and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We are working to increase our working capital by decreasing our expenditures and seeking additional capital.  We have implemented staff lay-offs and significant salary reductions; reduced our property holdings and curtailed discretionary exploration expenditures; and reduced professional fees and other discretionary expenditures.  We are also working to increase our working capital by continuing to seek additional refunds of certain exploration bond funds that are no longer required and by exploring multiple financing alternatives.

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

We plan, as funding allows, to follow up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of various processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are currently revising our corporate and exploration budgets with a focus on the advancement of the Talapoosa pre-feasibility study, subject to available capital.  Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses for the next 12 months, and we will require additional funding and/or reductions in exploration and administrative expenditures.

Given current market conditions, we cannot provide assurance that necessary financing transactions will be available to us on acceptable terms or at all.  Without additional financing, we would have to further curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing activities

In September 2015, in connection with the Transaction with Waterton, we closed a private placement of our common stock.  We closed a transaction wherein we sold 1,331,861 shares of common stock to Waterton at a price of $0.375 per share for gross proceeds of $499,448.

In June 2016, we closed a non-brokered private placement of 10,000,006 units at a price of $0.15 per unit for gross proceeds of $1,500,000.  Each unit in the offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.25 per share until May 31, 2019.  The private placement offering was completed under Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) solely to persons who qualify as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

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

Asset Retirement Obligations

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As a result we have recorded a liability for the fair value of the reclamation costs we expect to incur in association with our Eureka Property.  We estimate applicable inflation and credit-adjusted risk-free rates, as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

Recently Issued Accounting Standards

On January 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments.  The new standard affects all entities that hold financial assets or owe financial liabilities.  ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management has not determined the effect, if any, this new standard will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has concluded that adoption of the standard would have minimal impact on the Company’s financial statements as such disclosure is already included the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2016 and 2015

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

40

Consolidated balance sheets

41

Consolidated statements of operations and comprehensive income (loss)

42

Consolidated statements of changes in stockholders’ equity

43

Consolidated statements of cash flows

44

Notes to consolidated financial statements

45-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Timberline Resources Corporation

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (“the Company”) as of September 30, 2016, and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Resources Corporation as of September 30, 2016, and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and has negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

December 19, 2016

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$82,275	$500,965
Prepaid expenses and other current assets	15,237	23,589
Available-for-sale equity securities	420,000	-
Joint venture receivable	-	5,761
TOTAL CURRENT ASSETS	517,512	530,315

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 5)	15,482,719	15,277,257

OTHER ASSETS:
Investment in joint venture	-	642,450
Restricted cash	694,157	764,662
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	703,907	1,416,862

TOTAL ASSETS	$16,704,138	$17,224,434

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,665	$219,474
Accrued expenses (Note 10)	299,000	313,048
Accrued payroll, benefits and taxes	21,750	130,965
TOTAL CURRENT LIABILITIES	374,415	663,487

LONG-TERM LIABILITIES:
Asset retirement obligation	145,656	138,720
TOTAL LONG-TERM LIABILITIES	145,656	138,720

COMMITMENTS AND CONTINGENCIES (NOTES 4, 11 and 15)	-	-

STOCKHOLDERS' EQUITY: (NOTE 13)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
24,106,952 and 13,331,946 shares issued and outstanding, respectively	24,107	13,332
Additional paid-in capital	67,924,709	65,544,517
Accumulated deficit	(51,892,864)	(49,135,622)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities, net of tax	128,115	-
TOTAL STOCKHOLDERS' EQUITY	16,184,067	16,422,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,704,138	$17,224,434

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	September 30,
	2016	2015

OPERATING EXPENSES:
Mineral exploration	$591,262	$1,527,638
Salaries and benefits	781,463	933,505
Professional fees	300,928	388,167
Insurance	46,831	114,307
Abandonment of mineral rights	-	556,000
Gain on lease of mineral rights	(10,000)	(124,638)
Loss on sale of investment in joint venture	180,050	-
Gain on equipment transferred to related parties	(27,061)	-
General and administrative	1,003,383	596,342
TOTAL OPERATING EXPENSES	2,866,856	3,991,321

LOSS FROM OPERATIONS	(2,866,856)	(3,991,321)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	16,773	(17,938)
Miscellaneous other income	24,056	175
Gain on sale of securities	5,000	-
Related party financing fees	(5,200)	-
Financing transaction expense	-	(274,049)
Loss on settlement of prepaid drilling services	-	(89,315)
TOTAL OTHER INCOME (EXPENSE)	40,629	(381,127)

LOSS BEFORE INCOME TAXES	(2,826,227)	(4,372,448)

INCOME TAX PROVISION (BENEFIT)	(68,985)	-

NET LOSS	$(2,757,242)	$(4,372,448)

COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale equity securities, net of tax of $68,985	128,115	-

COMPREHENSIVE LOSS	$(2,629,127)	$(4,372,448)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS,
BASIC AND DILUTED	$(0.16)	$(0.40)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,786,343	10,999,230

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2014	9,816,751	$9,817	$63,573,675	$(44,763,174)	$-	$18,820,318

Common stock issued for property, mineral rights, and equipment purchase	83,334	83	79,917			80,000

Common stock issued for Talapoosa property option	2,000,000	2,000	1,198,000	-		1,200,000

Common stock compensation to employee	100,000	100	68,900	-		69,000

Common stock issued for cash at $0.375 per share	1,331,861	1,332	498,116	-		499,448

Stock based option compensation	-	-	125,909	-		125,909

Net loss	-	-	-	(4,372,448)		(4,372,448)

Balance, September 30, 2015	13,331,946	$13,332	$65,544,517	$(49,135,622)	$-	$16,422,227

Common stock compensation	775,000	775	350,725			351,500

Common stock and warrants issued for cash at $0.15 per unit	10,000,006	10,000	1,490,000	-		1,500,000

Stock based option compensation	-	-	539,467	-		539,467

Unrealized gain on available-for-sale equity securities, net of tax					128,115	128,115

Net loss	-	-	-	(2,757,242)		(2,757,242)

Balance, September 30, 2016	24,106,952	$24,107	$67,924,709	$(51,892,864)	$128,115	$16,184,067

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,757,242)	$(4,372,448)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,981	7,918
Income tax benefit	(68,985)	-
Accretion of asset retirement obligation	6,936	6,605
Abandonment of mineral rights	-	556,000
Loss on settlement of prepaid drilling services	-	89,315
Gain on lease of mineral rights	(10,000)	(124,638)
Gain on sale of securities	(5,000)	-
Equipment exchanged for services	29,603	-
Gain on equipment exchanged for services	(25,644)	-
Loss on sale of investment in joint venture	180,050	-
Stock-based compensation	890,966	194,910
Changes in assets and liabilities:
Prepaid drilling services	-	75,685
Prepaid expenses and other current assets	8,352	7,180
Deposits and other assets	-	(5,250)
Joint venture receivable	5,761	5,815
Accounts payable	(165,809)	78,777
Accrued expenses	(14,049)	164,629
Accrued payroll, benefits, and taxes	(109,215)	95,007
Net cash used by operating activities	(2,032,295)	(3,220,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights, and equipment	(211,400)	(444,000)
Proceeds from sale of property, mineral rights, and equipment	10,000	358,500
Refund of reclamation and road use bonds	85,005	207,192
Proceeds from sale of securities	5,000	-
Proceeds from sale of investment in joint venture	225,000	-
Settlement of prepaid drilling services	-	275,000
Net cash provided by investing activities	113,605	396,692

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	52,000	-
Payments on related party notes	(52,000)	-
Proceeds from issuance of common stock and warrants	1,500,000	499,448
Net cash provided by financing activities	1,500,000	499,448

Net increase (decrease) in cash	(418,690)	(2,324,355)

CASH AT BEGINNING OF YEAR	500,965	2,825,320

CASH AT END OF YEAR	$82,275	$500,965

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for mineral rights purchase	$-	$1,280,000
Available-for-sale equity securities received for investment in joint venture	222,900	-

See accompanying notes to consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company”, “we”, “us”, “our”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production.  In 2008, we reincorporated into the State of Delaware, pursuant to a merger agreement approved by our shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and going concern – This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds.   The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States and Canada are significant obstacles to raising the required funds. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.

New Accounting Pronouncement – In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has concluded that adoption of the standard would have minimal impact on the Company’s financial statements as such disclosure is already included the financial statements.

c.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd.; BH Minerals USA, Inc.; Wolfpack Gold (Nevada) Corp.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

d.

Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.

e.

Fair Value of Financial Instruments – Our financial instruments include cash, restricted cash, and available-for-sale equity securities. The carrying value of restricted cash approximates fair value, based on the contractual terms of those instruments.

f.

Cash Equivalents – For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

g.

Restricted Cash – Restricted cash represents bonds held for exploration permits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

h.

Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, asset retirement obligations, and stock based compensation.  Actual results could differ from these estimates and assumptions and could have a material effect on our reported financial position and results of operations.

i.

Investments – Investments with readily determinable fair value are initially recorded at cost and then carried at fair value, with unrealized gains or losses recorded as a component of equity, unless a decline in value of the security is considered other than temporary. Realized gains and losses and other than temporary impairments are recorded in the statement of operations.  Investments in private entities which do not have a readily determinable fair value, and in which we do not have significant influence, are carried at the lower of cost or fair value.  As of the year ended September 30, 2015, we had a 50% interest in a joint venture at the Butte Highlands Gold Project.  Given that our 50% interest in the joint venture was carried to production, we did not have management control over operating decisions of the joint venture until our joint venture partner’s investment in the project, less $2 million, was recovered by the joint venture partner out of future production.  We had no risk of loss from expenses incurred by the joint venture until production.  Our investment in the joint venture was accounted for on a cost basis. (See Note 6)

j.

Available-for-sale equity securities - Available-for-sale equity securities are recorded at fair value.  Unrealized gains and losses relating to equity securities classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity unless an other-than-temporary impairment in value has occurred, in which case such accumulated loss would be charged to current period net income (loss).  Unrealized gain and losses originally included in accumulated other comprehensive income are reclassified to the current period net income (loss) when the sale or determination of other-than-temporary-impairment of securities occurs.  Realized gains and losses on the sale of securities are recognized on a specific identification basis.

k.

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

l.

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

m.

Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. We have an asset retirement obligation associated with our exploration program at the Lookout Mountain exploration project on our Eureka property (see Note 11).

n.

Provision for Income Taxes – Income taxes are provided based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.   A valuation allowance is recorded against the deferred tax asset, if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 12).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

o.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is our functional currency. We have a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2016 and 2015, respectively.  We incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada by Timberline – a gain of $16,773 and a loss of $17,938 for the years ended September 30, 2016 and 2015, respectively -  have been included in our net loss as a component of other income (expense).

p.

Stock-based Compensation – We estimate the fair value of our stock-based option compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.  The value of common stock awards is determined based upon the closing price of our stock on the grant date of the award.  Compensation expense for grants that vest upon grant are recognized in the period of grant.  The fair value of stock unit or stock awards is determined by the closing price of the Company’s common stock on the date of the grant.

q.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2016 and 2015 is as follows:

	2016	2015
Stock options	2,055,419	533,778
Warrants	10,000,006	25,000
Total potential dilution	12,055,425	558,778

At September 30, 2016 and 2015, the effect of the Company’s outstanding stock options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and 2015, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2016	2015	Input Hierarchy Level
Assets:
Cash	$82,275	$500,965	Level 1
Restricted cash	694,157	764,662	Level 1
Available-for-sale equity securities	420,000	-	Level 1

NOTE 4 – PROPERTY OPTION AGREEMENT:

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015 and was amended subsequent to the year ended September 30, 2016 on October 19, 2016 (“Amended Agreement”).  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Agreement, we had the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated (“Option Period”).  Pursuant to the Amended Agreement, we have the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

NOTE 4 – PROPERTY OPTION AGREEMENT, (continued):

As consideration for the Option, we agreed to issue two million (2,000,000) shares of common stock and pay $300,000 in cash.  A $100,000 cash payment was made on March 31, 2015, and the balance of $200,000 was paid on September 23, 2015.  The common stock was valued at fair value on the Effective Date and combined with the cash payments of $300,000 for a total of $1,500,000.  The common stock was issued on March 31, 2015 into escrow with periodic releases to Gunpoint.  The shares are irrevocable and are to be released to Gunpoint as follows:  25% on September 12, 2015 (released); 25% on March 12, 2016 (released); 25% on September 12, 2016 (released); and 25% on March 12, 2017.  Gunpoint will receive the total of 2,000,000 shares even if the Company does not exercise the Option.

Pursuant to the Amended Agreement, during the Amended Option Period, we are required to make the following expenditures and stock issuances:

•

Payment of $1 million and issuance of one million common shares of the Company by March 31, 2017;

•

Payment of $2 million and issuance of one million common shares of the Company by March 31, 2018;

•

Cumulative project expenditures of a minimum of $7.5 million by December 31, 2018;

•

Final payment of $8 million and issuance of 1.5 million common shares of the Company by March 31, 2019.

Upon the date that Gunpoint receives the required payments and stock issuances (the “Closing Date”), we will have earned a 100% interest in the Project.

For a period of five years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) average greater than or equal to $1,600 per ounce over any 90-day period (“Trigger Event”), we will pay Gunpoint an additional payment of $10 million (the “Contingent Payment”), of which a minimum of $5 million will be payable within six months of the Trigger Event and the remaining $5 million payable within twelve months of the Trigger Event.  The Contingent Payment is payable with 50% in cash and 50% in common shares of the Company, at our sole discretion,

Following our exercise of the Option, effective as of the Closing Date, Gunpoint reserves a net smelter returns royalty in all minerals mined and removed from the Project, in the amount of one percent (1%) (the “Royalty”).  The Company’s option to purchase the Royalty from Gunpoint at any time for a cash payment of $3 million was eliminated in the Amended Agreement.

NOTE 5 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at September 30, 2016 and 2015:

	Expected Useful Lives (years)	2016	2015

Mineral rights – Talapoosa	-	$1,668,400	$1,551,000
Mineral rights – Eureka	-	13,712,842	13,618,842
Mineral rights – Other	-	50,000	50,000
Total mineral rights		15,431,242	15,219,842

Equipment and vehicles	2-5	63,591	144,853
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		185,218	266,480
Less accumulated depreciation		(133,741)	(209,065)
Property, mineral rights, and equipment, net		$15,482,719	$15,277,257

No impairments were recorded at September 30, 2016.  During the year ended September 30, 2015, it was determined that impairments in the values of our Iron Butte and Toole Springs properties existed.  The carrying value of our Iron Butte property was $426,000 and was written off as abandonment of mineral properties during the year ended September 30, 2015.  The carrying value of our Toole Springs property was $130,000 and was written off as abandonment of mineral properties during the year ended September 30, 2015.  No other impairments were recorded at September 30, 2015.

NOTE 5 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, (continued):

During the year ended September 30, 2016, we received a $10,000 lease payment from a property leased to a third party.  Given that the carrying value of the property was nil, the lease income was recorded on the consolidated statements of operations and comprehensive income (loss) as a gain on lease of mineral rights.

During the year ended September 30, 2015, we received a $350,000 lease payment from a property leased to a third party.  The carrying value of the property was reduced to zero resulting in a reduction of $225,362 in property, mineral rights, and equipment, net.  The excess of $124,638 was recorded on the consolidated statements of operations and comprehensive income (loss) as a gain on lease of mineral rights.

Depreciation expense for the years ended September 30, 2016 and 2015 was $1,981 and $7,918, respectively.

NOTE 6 – INVESTMENT IN JOINT VENTURE AND OTHER INVESTMENTS:

In July 2009, we entered into a joint venture operating agreement (the “Agreement”) with Highland Mining, LLC (“Highland”).   The joint venture entity, Butte Highlands JV, LLC (“BHJV”) was created for the purpose of developing and mining the Butte Highlands Gold Project.  As a result of our contribution of our 100% interest in the Butte Highlands Gold Project, carried on our balance sheet at cost, we held a 50% interest in BHJV.  Under terms of the agreement, our interest in BHJV was to be carried to production by Highland, which would fund all future project exploration and mine development costs.

Under the Agreement, Highland contributed property and agreed to fund all future mine development costs at Butte Highlands.  Both the Company’s and Highland’s share of development costs were to be paid from proceeds of future mine production.  The Agreement stipulated that Highland would appoint a manager of BHJV and that Highland would manage BHJV until such time as all mine development costs, less $2 million (the deemed value of our contribution of property to BHJV), were distributed to Highland out of the proceeds from mine production.

During the year ended September 30, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in BHJV (the “JV Interest”).  We received $225,000 in cash and 3 million restricted shares of common stock of NJMC (the “NJMC Shares”) as consideration for the sale of the JV Interest.  The NJMC Shares were valued at $222,900 based on the closing price of the NJMC Shares ($0.0743) on the OTCQB market on January 29, 2016, the closing date of the transaction.  The total value of the consideration at the closing date was $447,900.  A loss of $180,050 was incurred on the sale of the JV Interest after reducing our investment by the amount received from an expired road use bond ($14,500).  At September 30, 2016 and September 30, 2015, we have an investment in joint venture of nil and $642,450, respectively.

At September 30, 2016 and September 30, 2015, we have a receivable from BHJV for expenses incurred on behalf of BHJV in the amount of nil and $5,761, respectively.

During the year ended September 30, 2016, we sold 2,980,000 shares of Rae-Wallace Mining Company (“RWMC”), which had been previously written off, and recognized a gain of $5,000.  At September 30, 2016, we do not own any shares of RWMC.

NOTE 7 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

Available-for-sale equity securities are comprised of 3,000,000 restricted shares of common stock in New Jersey Mining Company (“NJMC”) (See Note 6).  The following table summarizes the Company’s available-for-sale equity securities:

September 30,
2016
Cost	$ 222,900
Unrealized Gain	197,100
Fair Value	$ 420,000

Management has determined the best measure of the fair value of the NJMC shares of common stock to be the closing price of NJMC common stock on the OTCQB market as of September 30, 2016, which was $0.14 per share.  Associated with the unrealized gain on our available-for-sale equity securities, we recognized a tax benefit of $68,985.

NOTE 8 – PREPAID DRILLING SERVICES:

During the year ended September 30, 2012, we obtained $1,100,000 in prepaid drilling services as a portion of the consideration received from the sale of Timberline Drilling.  During the year ended September 30, 2015, we used $75,685 in drilling services, and we accepted $275,000 as a settlement of the remaining portion of prepaid drilling services that was due to be paid to the Company in November 2015 ($144,315) and November 2016 ($220,000), resulting in an $89,315 loss on settlement of prepaid drilling services.   As of September 30, 2016 and September 30, 2015, the balance of prepaid drilling services is nil.

NOTE 9 – RELATED-PARTY TRANSACTIONS:

During the year ended September 30, 2016, the Company entered into loan agreements with an officer, a director and a consultant in the aggregate amount of $52,000 in order to meet the Company’s short-term operating needs. During the year ended September 30, 2016, a total amount of $57,200 was re-paid to the note holders, including financing fees of $5,200 as consideration for providing the loans.

During the year ended September 30, 2016, certain vehicles were transferred to a director, our Chief Financial Officer, and a former employee of the Company in exchange for services.  The fair value of the transferred vehicles was $29,603, which was classified as an expense under other general and administrative expenses.  A gain of $25,644 was recognized on the transfers because the vehicles had a carrying value of $3,959 on the exchange date.    During the year ended September 30, 2016, a vehicle with a carrying value of nil was sold to our Chief Executive Officer for cash resulting in a gain of $1,417.  The total recognized gain on equipment transferred to related parties was $27,601.

During the year ended September 30, 2016, the Company issued 100,000 shares of common stock of the Company to a consultant pursuant to the terms of a January 2016 resignation and consulting agreement.  The shares were granted by our Board of Directors and were valued at $14,000 based upon the closing price of our shares of common stock on the date the Board of Directors approved the issuance of the shares.

During the year ended September 30, 2016, an executive officer and two directors participated in a private placement offering of Units of the Company purchasing, in the aggregate, 1,431,733 units for proceeds of $214,760.  We sold each Unit at a price of $0.15 per Unit.  Each Unit was priced at $0.15 and consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.25 per share until May 31, 2019.  The Audit Committee of the Board of Directors approved the insiders’ participation in the private placement.  (See Note 13).

NOTE 10 – ACCRUED EXPENSES:

The Company has accrued $299,000 in expenses, including $250,000 in costs recognized as financing transaction expense during the year ended September 30, 2015 as a result of a potential corporate transaction that was not completed.  The components of these accrued expenses are:

Description	Amount
Break fee for terminated transaction	$ 250,000
Other expenses	49,000
$ 299,000

NOTE 11 – ASSET RETIREMENT OBLIGATION:

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

The following table summarizes activity in our ARO liability for the years ended September 30, 2016 and 2015:

	2016	2015
Beginning balance	$138,720	$132,115
Accretion expense	6,936	6,605
Ending balance	$145,656	$138,720

NOTE 12 – INCOME TAXES:

We have not recognized a provision for income taxes for the years ended September 30, 2016 and 2015.

At September 30, 2016 and 2015, we had deferred tax assets arising principally from net operating loss carry-forwards for income tax purposes.  As our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2016 and 2015.

The components of our deferred taxes at September 30, 2016 and 2015 are as follows:

	2016	2015
Net deferred tax asset:
Exploration costs	$847,000	$971,000
Property, mineral rights, and equipment	-	109,000
Long-term investments	213,000	180,000
Share-based compensation	2,224,000	2,127,000
Alternative minimum tax credit carryforward	2,000	2,000
Foreign income tax credit carryforwards	697,000	697,000
Federal and state net operating losses	14,442,000	13,568,000
Foreign net operating losses	1,736,000	1,736,000
Total deferred tax asset	20,161,000	19,390,000
Valuation allowance	(20,161,000)	(19,390,000)
Deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax asset:
Property, mineral rights, and equipment	$(3,809,000)	$(3,810,000)
Exploration costs	2,075,000	2,468,000
Federal and state net operating losses	4,655,000	4,192,000
Total deferred tax asset	2,921,000	2,850,000
Valuation allowance	(2,921,000)	(2,850,000)
Deferred tax asset	$-	$-

During the year ended September 30, 2016, the Company recognized an income tax benefit of $68,985 relating to unrealized gains on available-for-sale equity securities.  During the year ended September 30, 2015, no provision or benefit was recognized.

The federal income taxes of our wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by our Canadian subsidiary, Staccato Gold Resources Ltd.

At September 30, 2016, net deferred tax assets prior to the valuation allowance were $20,161,000 compared to $19,390,000 at September 30, 2015.  The change is primarily due to the increase in net operating loss.

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax loss for the following reasons:

	2016	2015

	(2,826,227)	(4,372,448)
Statutory Federal income tax rate	35%	35%

Expected income tax benefit based on statutory rate	$(989,179)	$(1,530,000)
Permanent differences	150,413	27,000
Effect of state taxes	(7,036)	(105,000)
Effect of tax rate changes	-	-
Non-recognition due to increase in valuation allowance	739,681	1,608,000
Other	37,136	-
Total income tax benefit	$(68,985)	$-

NOTE 12 – INCOME TAXES, (continued):

It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  Fiscal years 2013 through 2016 remain subject to examination by state and federal tax authorities.

At September 30, 2016, we had federal net operating loss carryforwards of approximately $29.6 million which will expire in fiscal years ending September 30, 2019 through September 30, 2036. Approximately $13.9 million of state net operating loss carryforwards will expire in fiscal years ending September 30, 2017 through September 30, 2036.

At September 30, 2016 we also have approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2026 through September 30, 2033.

At September 30, 2016 we have $697,000 of foreign tax credit carryover that will expire September 30, 2019.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating loss and general business credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, we are restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2016, this limitation is applicable to accumulated federal net operating losses of approximately $240,000.

As a result of the tax-free Wolfpack (Nevada) acquisition, the Company’s deferred tax asset increased by $3,308,000.  The asset is fully reserved.  This amount includes $9,500,000 of federal net operating loss carryover that is limited by Code Section 382.  As of September 30, 2016, the Company has not determined if any other losses are limited by IRS Code Section 382 after the acquisition.

We have reviewed our tax returns and believe we have not taken any unsubstantiated tax positions.

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

During the year ended September 30, 2016, we closed three tranches of a private placement offering of Units of the Company at a price of $0.15 per Unit.  Each Unit consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.25 per share until May 31, 2019.  In the aggregate of the three tranches, accredited investors subscribed for 10,000,006 Units on a private placement basis at a price of $0.15 per unit for total proceeds of $1,500,000.  An executive officer and two directors participated in the private placement purchasing, in the aggregate, 1,431,733 units for proceeds of $214,760.  As a result of the private placement, 10,000,006 shares of common stock of the Company and 10,000,006 Warrants were issued and 10,000,006 shares of common stock were reserved for issuance pursuant to Warrant exercises.

NOTE 13 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Stock Issued for Mineral Rights, Property and Equipment

During the year ended September 30, 2015, pursuant to a property option agreement (Note 4), we issued 2,000,000 restricted common shares with a value of $1,200,000 based upon the closing price of our shares of common stock as quoted on the NYSE MKT on March 12, 2015, the effective date of the property option agreement.

Stock Issued for Compensation

On January 27, 2015, we issued 100,000 restricted common shares for employee compensation.  The shares were valued at $69,000 based upon the closing price of our shares of common stock on the date of issuance as quoted on the NYSE MKT.  The cost was recognized as salaries and benefits expense during the year ended September 30, 2015.

In July 2016, the Company issued 100,000 shares of common stock of the Company to a consultant pursuant to the terms of a January 2016 resignation and consulting agreement.  The shares were granted by our Board of Directors and were valued at $14,000 based upon the closing price of our shares of common stock on the date the Board of Directors approved the terms of the consulting agreement, including the issuance of the shares.  The cost was recognized as general and administrative expenses during the year ended September 30, 2016.

Stock Issued for Stock Unit Awards

During the year ended September 30, 2016, we issued 675,000 common shares upon the exercise of Stock Unit Awards granted to certain employees for compensation related to modifications to employment contracts.  These Stock Unit Awards had a value of $337,500, which was recognized as salaries and benefits expense during the year ended September 30, 2016.

Warrants

We issued 25,000 warrants during the year ended September 30, 2013 in connection with two public offerings.  12,500 of the warrants were exercisable, at the holders’ option, for a two-year term commencing December 26, 2013 and expired on December 26, 2015.  The remaining 12,500 warrants were exercisable, at the holders’ option, for a two-year term commencing September 10, 2014 and expired on September 10, 2016.  All of these warrants expired unexercised.

We issued 10,000,006 warrants with an exercise price of $0.25 and an expiration date of May 31, 2019 during the year ended September 30, 2016 in connection with a private placement of our securities.  None of these warrants has been exercised at September 30, 2016.

There were 10,000,006 and 25,000 warrants outstanding as of September 30, 2016 and 2015, respectively.

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

NOTE 14 – STOCK-BASED AWARDS:

During the year ended September 30, 2015 our Board of Directors adopted and our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan. This plan replaced our 2005 Equity Incentive Plan, as amended.  The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2015 Stock and Incentive Plan is 4 million shares of our common stock.  Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company.  Option awards are granted with an exercise price equal to the fair value of our stock at the date of grant.

The 2005 Equity Incentive Plan, as amended, terminated on May 28, 2015 and no stock or option awards may be granted under this plan after it was terminated.   At September 30, 2016, 305,419 stock options remain outstanding at a weighted average exercise price of $1.48 and may be exercised under the 2005 Equity Incentive Plan, as amended.

NOTE 14 – STOCK-BASED AWARDS, (continued):

During the year ended September 30, 2016, 1,793,837 stock options and 775,000 stock unit awards were granted to certain employees, directors and consultants by the Company’s Board of Directors and vested immediately.  During the year ended September 30, 2016, 272,196 stock options expired, including 43,837 stock options granted during the same year.

Total compensation expense recognized for options and stock unit awards for employees was $890,966 and $194,910 (including $69,000 for restricted stock issued to an employee) for the years ended September 30, 2016 and 2015 respectively.  Common stock compensation expense related to stock-based awards was $351,500 and nil for the years ended September 30, 2016 and 2015, respectively.  Stock-based option compensation was $539,467 and $125,909 for the years ended September 30, 2016 and 2015, respectively.

The fair value of the stock unit awards was determined by the closing price of the Company’s common stock on the grant date.  The fair value of the option awards granted during the year ended September 30, 2016 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options granted in October 2015 (43,837) and July 2016 (1,750,000)	2016
Expected volatility	110.4% - 128.7%
Stock price on date of grant	$0.40 - $0.50
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.90% - 1.00%
Expected forfeiture rate	0%

Total compensation expense of stock-based awards charged against operations is included in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year ended September 30,
	2016	2015
Salaries and benefits	$426,966	$140,911
General and administrative expenses	464,000	54,000
Total	$890,966	$194,910

NOTE 14 – STOCK-BASED AWARDS, (continued):

The following is a summary of our options issued under our stock incentive plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	203,334	$9.09
Granted	399,189	0.50
Exercised	-	-
Expired	(68,745)	(10.56)
Outstanding at September 30, 2015	533,778	$2.48
Exercisable at September 30, 2015	533,778	$2.48
Weighted average fair value of options granted during the year ended September 30, 2015		$0.32

Outstanding at September 30, 2015	533,778	$2.48
Granted	1,793,837	0.40
Exercised	-	-
Expired	(272,196)	(3.28)
Outstanding at September 30, 2016	2,055,419	$0.56
Exercisable at September 30, 2016	2,055,419	$0.56
Weighted average fair value of options granted during the year ended September 30, 2016		$$0.30

Unrecognized compensation expense related to options at September 30, 2016	$-

Average remaining contractual term of options outstanding and exercisable at September 30, 2016 (years)	4.46

The aggregate of options both outstanding and exercisable as of September 30, 2016 had intrinsic value of zero, based on the closing price per share of our common stock of $0.40 on September 30, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of our Lookout Mountain mineral claims are subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, as amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Under this agreement, we are obligated to make monthly advance royalty payments of $72,000 per annum.

A portion of our Eureka mineral claims are subject to two mining lease with purchase option agreements dated July 12, 2012 with Silver International, Inc.  The initial term of each of the agreements is ten years and may be extended for four additional periods of five years each.  Under these agreements, we are obligated to make annual advance royalty payments of $10,000 per annum.

A portion of our Eureka mineral claims are subject to a mining claim lease agreement dated November 1, 2012 with four individuals.  The initial term of the agreement is five years and may be extended for an additional five years and annually as long as mining operations are being conducted on the property on a continuous basis.  Under this agreement, we are obligated to make annual advance royalty payments of $15,000 per year in 2016 and thereafter.

NOTE 15 – COMMITMENTS AND CONTINGENCIES, (continued):

A portion of the Talapoosa mineral claims is subject to a mining lease and option to purchase agreement dated June 21, 2011 with Nevada Bighorns Unlimited Foundation.  The initial term of the agreement is 20 years and may be extended for an additional 20 years and thereafter as long as minimum payments are being paid and exploration, development or mining activities are taking place.  Under this agreement, we are obligated to make annual minimum payments of $10.00 per acre ($12,800) through June 21, 2020, increasing by $5.00 per acre in 2021 and every five years thereafter, subject to a maximum annual payment of $30.00 per acre.

A portion of the Talapoosa mineral claims are subject to a mining lease with option to purchase agreement dated June 2, 1997 with Sario Livestock Company.  The initial term of the agreement is 20 years and may be extended for an additional period of 20 years.  Under this agreement, we are obligated to make a minimum royalty payment of $9,600 per year.  If the lease agreement is extended beyond the initial 20-year term, the minimum royalty payments increase to $48,000 per year.

Another portion of the Talapoosa mineral claims is subject to a separate mining lease with option to purchase agreement with Sario Livestock Company dated September 11, 1989 and amended on July 13, 2010.  The term of the agreement, as amended, is until September 10, 2029, with no right to extend the agreement beyond that date.  Under this agreement, we are obligated to make a minimum royalty payment of $30,000 per year.

A portion of the Talapoosa mineral claims is subject to a mining lease dated July 14, 1990, as amended on August 25, 1998 and July 13, 2010, with Sierra Denali Minerals Inc..  The term of the agreement, as amended in July 2010, is 10 years and may be extended for two additional periods of five years each.  Under this amended agreement, we are obligated to make minimum payments of $35,000 per year.

During the year ended September 30, 2013, we announced that we had entered into a Lease and Option-to-Purchase Agreement (the "Knight Agreement") to evaluate, explore, and develop a package of mineral claims in Nevada comprised of six separate properties, including the Iron Butte Project.  Annual advance royalty payments of $25,000 commenced under the Knight Agreement in March 2015.  In order to continue exploration of the properties subject to the Knight Agreement, we were required to issue 83,334 shares of our common stock in September 2014 (which were issued in October 2014 upon approval for listing by the NYSE MKT) and 125,000 shares of our common stock in March 2016.  We also held an option to purchase the claims for $2,000,000, in addition to the share issuances described above, on or before March 2017.  The Knight Agreement did not require any annual work commitments and provided us with a first right of refusal on certain other Nevada properties controlled by Mr. Knight and currently under lease to third parties.  During the year ended September 30, 2015, we terminated the Knight Agreement and returned the properties to the underlying owner.

We pay federal and county claim maintenance fees on unpatented claims that are included in our mineral exploration properties.  The total of these fees was approximately $285,000 and $300,000 as of September 30, 2016 and 2015, respectively.  Should we continue to explore all of our mineral properties we expect annual fees to total approximately $285,000 per year in the future.

Real Estate Lease Commitments

We have real estate lease commitments related to our main office in Coeur d’Alene, Idaho and a facility in Reno, Nevada.

Total office lease expenses for the years ended September 30, 2016 and 2015 are included in the consolidated statements of operations and comprehensive income (loss) as follows:

	2016	2015
Mineral exploration expenses	$56,850	$39,900
Other general and administrative expenses	42,000	42,000
Total	$98,850	$81,900

Annual lease obligations until the expiration of the leases are as follows:

For the year ending September 30,
2017	$ 30,000

NOTE 15 – COMMITMENTS AND CONTINGENCIES, (continued):

Employment Agreements

During the year ended September 30, 2016, the Board of Directors of the Company received a letter of resignation from Mr. Kiran Patankar, pursuant to which Mr. Patankar resigned as Chief Executive Officer and President of the Company effective January 20, 2016. Mr. Patankar claimed in his letter to the Board that his resignation was for “good reason” as set forth in Mr. Patankar’s employment agreement dated August 28, 2015.  As such, Mr. Patankar would be owed severance payments by the Company as set forth in the agreement.  The Company’s Board disagrees with Mr. Patankar’s characterization of the resignation.  On January 19, 2016, the Board dismissed effective immediately Mr. Kiran Patankar as President and Chief Executive Officer of the Company.  There have been ongoing discussions between Mr. Patankar and the Company, and no amounts have been accrued in the Company’s financial statements as of September 30, 2016 for severance benefits or claims as the Company is unable to estimate an obligation amount, if any.

The Company has employment agreements with an executive employee that requires certain termination benefits and payments in defined circumstances.

NOTE 16 – SUBSEQUENT EVENTS:

On October 19, 2016, we amended a property option agreement (“Amended Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which had originally closed on March 31, 2015 (“Agreement”).  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Agreement, we had the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated (“Option Period”).  Pursuant to the Amended Agreement, our right to exercise the Option was extended through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

Pursuant to the Amended Agreement, during the Amended Option Period we are required to make the following expenditures and stock issuances:

•

Payment of $1 million and issuance of one million common shares of the Company by March 31, 2017;

•

Payment of $2 million and issuance of one million common shares of the Company by March 31, 2018;

•

Cumulative project expenditures of a minimum of $7.5 million by December 31, 2018;

•

Final payment of $8 million and issuance of one and a half million common shares of the Company by March 31, 2019.

Upon the date that Gunpoint receives the required payments and stock issuances (the “Closing Date”), we will have earned a 100% interest in the Project.

For a period of five years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) average greater than or equal to $1,600 per ounce over any 90-day period (“Trigger Event”), we will pay Gunpoint an additional payment of $10 million (the “Contingent Payment”), of which a minimum of $5 million will be payable within six months of the Trigger Event and the remaining $5 million payable within twelve months of the Trigger Event.  The Contingent Payment is payable with 50% in cash and 50% in common shares of the Company, at our sole discretion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2016, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented by a respected, national accounting firm, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time.  Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Management’s remediation initiatives include having re-appointed the Company’s previous Chief Financial Officer on a consulting basis to address accounting, financial, reporting, and other administrative obligations and responsibilities.  Therefore, the offices of Principal Executive Officer and Principal Financial Officer are no longer consolidated.  While these mitigation efforts have improved the Company’s internal controls over financial reporting, management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Prior to the Company’s last fiscal quarter ending September 30, 2016, due to changes in management and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer, the Company’s management believed that such consolidation was reasonably likely to materially affect the Company’s internal control over financial reporting and could result in material weaknesses in our internal controls over financial reporting, primarily related to appropriate segregation of duties. During the last fiscal quarter, the Company attempted to mitigate the potential impact of these material weaknesses by re-appointing the Company’s previous Chief Financial Officer as Chief Financial Officer to address accounting, financial, reporting, and other administrative obligations and responsibilities.  While this mitigation effort has improved the Company’s internal controls over financial reporting, management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

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

Our Code of Business and Ethical Conduct can be found on our internet website located at www.timberline-resources.com under the heading “Corporate.” Any stockholder may request a printed copy of such materials by submitting a written request to our Corporate Secretary. If we amend the Code of Business and Ethical Conduct or grant a waiver, including an implicit waiver, from the Code of Business and Ethical Conduct, we will disclose the information on our internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 19, 2016.

2.

Consolidated Balance Sheets—At September 30, 2016 and 2015.

3.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2016 and 2015.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2016 and 2015.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2016 and 2015.

6.

Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibit No.	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
4.3	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
10.1*	P. Dircksen Agreement/Current Consulting Agreement, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015
10.26*	Randal Hardy Employment Agreement dated September 2, 2015
10.27*	Randal Hardy Letter Agreement dated September 2, 2015
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.31	Randal Hardy Consulting Agreement dated January 21, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 2016
10.32	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.33	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
21	List of Subsidiaries
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Steven A. Osterberg Steven A. Osterberg	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 19, 2016
/s/ Randal L. Hardy Randal L. Hardy	Chief Financial Officer (Principal Financial Officer)	December 19, 2016

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Steven A. Osterberg Steven A. Osterberg	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 19, 2016
/s/ Randal L. Hardy Randal L. Hardy	Chief Financial Officer (Principal Financial Officer)	December 19, 2016
/s/ Leigh Freeman Leigh Freeman	Chairman of the Board of Directors	December 19, 2016
/s/ Paul Dircksen Paul Dircksen	Director	December 19, 2016
/s/ Robert Martinez Robert Martinez	Director	December 19, 2016
/s/ Giulio Bonifacio Giulio Bonifacio	Director	December 19, 2016
/s/ Paul Zink Paul Zink	Director	December 19, 2016