Form 10-K/A
period 2016-09-30
Timberline Resources Corp
filed 2017-01-25
CIK 1288750

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

Number of shares of Common Stock outstanding as of January 24, 2017: 24,106,952

EXPLANATORY NOTE

Timberline Resources Corporation. (the “Company,” “we,” “us,” “our,” or “Timberline” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 20, 2016.  The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2017 Annual General Meeting of Shareholders.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K and Part IV of our Form 10-K are hereby amended and restated in their entirety.  In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.  This Amendment does not amend or otherwise update any other information in our 10-K.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

TABLE OF CONTENTS

PART III

4

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

4

ITEM 11. EXECUTIVE COMPENSATION

8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

17

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

17

PART IV

18

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

18

ITEM 16. FORM 10–K SUMMARY.

20

SIGNATURES

21

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of January 24, 2017.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Steven Osterberg(1)	President & Chief Executive Officer and Director	President & Chief Executive Officer and Director	February 1, 2012	56
Randal Hardy(2)	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Principal Financial Officer	September 8, 2016	56
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	67
Paul Dircksen	Director	Director	September 22, 2006	71
Robert Martinez(3)	Director	Management Consultant	January 22, 2010	70
Giulio Bonifacio(3)	Director	President and CEO, Nevada Copper Corp.	July 6, 2016	56
Paul Zink(3)	Director	Principal, Mining Financial Consulting LLC	July 6, 2016	61

(1)

Mr. Osterberg was appointed President and Chief Executive Officer on January 19, 2016.

(2)

Mr. Hardy was re-appointed Chief Financial Officer on September 8, 2016.

(3)

“Independent” in accordance with Rules 121 and 803A of the NYSE MKT Company Guide.

The following is a description of the business background of the Directors and executive officers of Timberline Resources Corporation:

Leigh Freeman – Chairman of the Board of Directors

Mr. Freeman was appointed to the Board of Directors (the “Board) in January 2013. He has over 40 years of experience in the mining industry.  At present, he is Principal with Leigh Freeman Consultancy.  Mr. Freeman has served in technical, managerial and executive positions with junior and senior mining and service companies.  He was a co-founder, President and Director of Orvana Minerals and also held several positions with Placer Dome.  Mr. Freeman also serves on the industry advisory board for the mining programs at the University of Arizona, Montana Tech and South Dakota School of Mines. In addition, he co-chaired the Education Sustainability Committee for the Society of Mining Engineers.

For the following reasons the Board concluded that Mr. Freeman should serve as a Director and Chairman of the Board of Directors of the Company, in light of its business and structure. Mr. Freeman’s technical and management experience in mining and mineral exploration enables him to provide operating and management insight to the Board.  Further, his training and experience as a geological engineer allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Freeman to stand for re-election to the Board at the Company’s last annual meeting as the Company’s primary assets are exploration stage properties.

Paul Dircksen – Director

Mr. Dircksen has over 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies.  He has been a director since January 2005 and was our Vice President of Business Development and Technical Services from January 1, 2015 through December 2016.  Mr. Dircksen was our Vice President of Exploration from May 2006 to January 2012, our Executive Chairman from September 2009 to August 2014.  He was our President and Chief Executive Officer from March 2011 to December 2014.  Working in the United States and internationally, he has a strong technical background, serving as a team member on approximately nine gold discoveries, seven of which later became operating mines.  From January 2005 to May 2006 he was self-employed as a consulting geologist until joining Timberline Resources.  Mr. Dircksen was the president of Brett Resources from January 2004 to December 2004, and prior to that, from January 2003 to December 2003, he was President of Bravo Venture Group, a junior exploration company.  During 2002, he was self-employed as an independent mineral geologist.  Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp.  He holds an M.S. in Geology from the Mackay School of Mines at the University of Nevada.  Mr. Dircksen currently serves as a director of Avrupa Minerals.

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

Robert Martinez – Director

Mr. Martinez was appointed to the Board of Directors in January 2010.  He is a metallurgical engineer with over 43 years of experience in the mining and exploration industry.  Since May 2005, Mr. Martinez has been an independent mine management and metallurgical consultant.  In addition, from May 2005 until September 2008, Mr. Martinez was a member of the Board of Directors of Metallica Resources Inc., and from August 2005 until May 2009, he was a member of the Board of Directors of Zacoro Metals.  From August 1988 until December 2004, Mr. Martinez held various management and executive positions at NYSE-listed Coeur d’Alene Mines Corporation including serving as Vice President and General Manager of the Rochester Mine, Vice President of Engineering and Operations,  Senior Vice President of Operations, and President and Chief Operating Officer.  Mr. Martinez holds a B.S. in Metallurgical Engineering from the University of Arizona and has completed graduate work in business at Western New Mexico University and Dartmouth College.

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

Giulio Bonifacio – Director

Mr. Bonifacio has over 30 years in senior executive positions in the mining industry, including as the founder, President & CEO of Nevada Copper Corp. since August 2006.  Mr. Bonifacio is a Chartered Professional Accountant with extensive experience and knowledge in areas of capital markets, project finance, securities matters and mergers & acquisitions. Mr. Bonifacio has held senior executive roles primarily in the precious metal sector with Getty Resources Limited, TOTAL S.A., and Vengold Inc.  Mr. Bonifacio has been a senior or lead director of several publicly traded companies in the mining industry and most recently was with Goldrock Mines Corp. which was acquired in July 2016.

For the following reasons the Board concluded that Mr. Bonifacio should serve as a director of the Company, in light of its business and structure. Mr. Bonifacio’s technical, financial and management experience in mining and mineral exploration enables him to provide financial, market, and technical insight to the Board.  Further, his training and experience as an accountant and mining executive allow him to bring technical, financial, capital markets and managerial expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at this time the Board recommended Mr. Bonifacio to be appointed to the Board and to stand for election to the Board at the Company’s next annual meeting as the Company requires ongoing financing and the Company’s primary assets are exploration stage properties.

Paul Zink – Director

Mr. Zink has over 35 years as a natural resource professional.  At present, he is principal at Mining Financial Consulting LLC.  Previously, he was Sr. VP and CFO at Rare Element Resources, Ltd. from December 2013 through March 2016 where he managed the financial, investor relations and business development functions for the company. He previously served as Chief Executive Officer, Chief Investment Officer and Director for Americas Bullion Royalty corp. from March 2013 to November 2013 and as President of Eurasian Capital from July 2010 to January 2013.  Mr. Zink also served as President and Director of International Royalty Corporation from 2008 until its sale to Royal Gold in 2010.  Over his career in mining, he has also held high level positions with companies like Pegasus Gold, Inc. and Koch Industries. Early in his career, he spent more than 15 years with J.P. Morgan & Co. in commercial and investment banking roles covering the minerals and energy sectors. He holds a B.A. in Economics & International Relations from Lehigh University.

For the following reasons the Board concluded that Mr. Zink should serve as a director of the Company, in light of its business and structure. Mr. Zink’s financial and management experience in mining and mineral exploration enables him to provide financial, market, and management insight to the Board.  Further, his training and experience as a banker, analyst and mining executive allow him to bring financial, capital markets and managerial expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at this time the Board recommended Mr. Zink to be appointed to the Board and to stand for election to the Board at the Company’s next annual meeting as the Company requires ongoing financing and the Company’s primary assets are exploration stage properties.

Steven Osterberg – President, Chief Executive Officer and Director

Dr. Osterberg was appointed as our President and Chief Executive Officer and a Director effective January 19, 2016 and prior to that was our Vice-President, Exploration since February 1, 2012.  Previously, since April 2009, Dr. Osterberg was a Senior Geologist with Tetra Tech, Inc., a mining-related consulting firm.  From November 2004 through March 2009, Dr. Osterberg was an independent consulting geologist.  During this period, Dr. Osterberg also co-founded Jack’s Fork Exploration, Inc., a privately held mineral exploration company.  From 2002 to 2004, Dr. Osterberg was a Senior Geologist at Tetra Tech-MFG, Inc.  Dr. Osterberg holds a Ph.D. in geology from the University of Minnesota and is a licensed professional geologist (P.G.) and qualified person (QP) with the Society of Mining and Metallurgy (SME). Mr. Osterberg is employed on a full-time basis with Timberline Resources.

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

Randal Hardy – Chief Financial Officer

Mr. Hardy was re-appointed as our Chief Financial Officer on September 8, 2016.  From January 2016 through September 8, 2016, Mr. Hardy served as a consultant to the Company performing accounting and other duties for the Company and assisting Mr. Osterberg who was serving as the Company’s principal financial officer.  Mr. Hardy served as Chief Financial Officer from March 2011 through January 2016 and previously served as the Company’s Chief Executive Officer, Chief Financial Officer and as a Director beginning in August 2007 through March 2011, when Paul Dircksen was appointed Chief Executive Officer, and Mr. Hardy continued as the Chief Financial Officer and a Director of the Company.  He was a Director until August 2014.  Prior to his appointment by us, since September 2006, Mr. Hardy was the President of HuntMountain Resources, a publicly held U.S.-based junior exploration company.  Prior to that, from August 2005, he was HuntMountain’s Chief Financial Officer.  Previously, from 1997 to 2005, he held positions as President and CEO of Sunshine Minting, Inc. a privately held, precious metal custom minting and manufacturing firm.  Prior to his tenure at Sunshine Minting, Inc., Mr. Hardy has served as Treasurer of the NYSE-listed Sunshine Mining and Refining Company.  Mr. Hardy has a Business Administration degree from Boise State University and has attained certifications as a Certified Management Accountant and a Certified Cash Manager.  Mr. Hardy currently serves as a director of Rae-Wallace Mining Company and is employed on a full-time basis with Timberline Resources.

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

Legal Proceedings

Other than as noted below, we are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

One of our directors, Paul Zink, was a director of Atna Resources Ltd. (“Atna”) from April 2011 until May 2016.  Atna and subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court in Colorado in October 2015 and filed an associate action in Canada.  Mr. Zink is no longer a director of Atna.

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE MKT LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of three (3) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE MKT Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE MKT Company Guide): Paul Zink (Chairman), Leigh Freeman, and Giulio Bonifacio.  Paul Zink satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE MKT Company Guide.

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

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814.  We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2016, or during the subsequent period from October 1, 2016 through the date of this Amendment on Form 10-K/A.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2016, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2016 of those persons who were, at September 30, 2016 (i) the chief executive officer (Steven Osterberg) (ii) the chief financial officer (Randal Hardy) and (iii) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(17) ($)	All Other Compensation ($)	Total ($)
Steven Osterberg, President, Chief Executive Officer(1)	2016	150,000	0	75,000(2)	17,308(3)	242,308
	2015	173,958	0	12,000(4)	0	185,958
Randal Hardy, Chief Financial Officer(5)	2016	59,680	0	191,500(6)	154,405(7)	405,585
	2015	214,771	0	15,000(8)	0	229,771
Paul Dircksen, Past Vice—President, Business Development and Technical Services(9)	2016	21,438	0	235,000(10)	0	256,438
	2015	116,375	0	13,500(11)	0	129,875
Kiran Patankar, Past President and Chief Executive Officer(12)	2016	76,731	0	14,466(13)	6,923(14)	98,120
	2015	159,375	50,000	16,411(15)	69,000(16)	294,786

(1)

Mr. Osterberg was appointed President & Chief Executive Officer on January 19, 2016.

(2)

250,000 stock option awards, with an exercise price of $0.40 per share.  The option awards vested immediately.

(3)

Payment for earned but unused vacation time.

(4)

40,000 stock option awards, with an exercise price of $0.48 per share.  The option awards vested immediately.

(5)

Mr. Hardy was Chief Financial Officer until his resignation on January 20, 2016.  He continued to serve as a consultant to the Company and was re-appointed as Chief Financial Officer on September 8, 2016.

(6)

50,000 stock option awards, with an exercise price of $0.40 per share, 325,000 stock unit awards valued at $0.50 per share, and 100,000 stock unit awards valued at $0.14 per share.  The awards vested immediately.

(7)

Payment for earned but unused vacation time, and consulting fees paid to Mr. Hardy while serving as a consultant to the Company.

(8)

50,000 stock option awards, with an exercise price of $0.48 per share.  The option awards vested immediately.

(9)

Mr. Dircksen was President & Chief Executive Officer until his resignation from those offices effective on December 31, 2014 when he was appointed Vice-President of Business Development and Technical Services.  Mr. Dircksen retired effective December 31, 2015.

(10)

200,000 stock option awards, with an exercise price of $0.40 per share and 350,000 stock unit awards valued at $0.50 per share.  The awards vested immediately.

(11)

45,000 stock option awards, with an exercise price of $0.48 per share.  The option awards vested immediately.

(12)

Mr. Patankar was President & Chief Executive Officer from January 1, 2015 until January 19, 2016.

(13)

43,837 stock option awards, with an exercise price of $0.50 per share.  The option awards vested immediately.

(14)

Payment for earned but unused vacation time.

(15)

34,189 stock option awards, with an exercise price of $0.74 per share.  The option awards vested immediately.

(16)

Stock grant 100,000 common stock shares valued at $0.69.

(17)

Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant.  These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers.  For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 14 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K filed on December 20, 2016.

Executive Compensation Agreements

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

Hardy Employment Arrangements and Agreement

On January 6, 2017, Timberline Resources Corporation (the “Company”) entered into an employment offer letter (the “Offer Letter”) with Mr. Hardy, effective December 16, 2016, regarding the terms and compensation of Mr. Hardy’s employment as Chief Financial Officer of the Company.  Pursuant to the terms of the Offer Letter, Mr. Hardy became an employee of the Company on December 16, 2016 with a deemed employment start date of August 27, 2007, due to Mr. Hardy’s continual role with the Company as a former employee and consultant.  During the term of his employment, Mr. Hardy will serve as Chief Financial Officer and Corporate Secretary of the Company.  Mr. Hardy will receive an annual salary of $150,000, accrue six weeks of paid vacation annually, and, in accordance with normal practices of the Company, be eligible to participate in the Company’s health and group life insurance plans, retirement plans, stock option and incentive plans, incentive and performance award programs, performance bonuses, salary increases, etc. at the discretion of the Company’s management and Board of Directors.

Previously, on January 19, 2016, Mr. Hardy resigned as Chief Financial Officer. In connection with Mr. Hardy’s resignation, the Registrant agreed to the issuance to Mr. Hardy of 100,000 Stock Units (or equivalent equity securities) of the Company and continuation of his health benefits under the terms of his former employment agreement. Additionally, the Company agreed to hire Mr. Hardy as a consultant to the Company to assist in the transition to a new Chief Financial Officer at a rate of $85 per hour.

On September 8, 2016, the Company’s re-appointed Mr. Hardy as Chief Financial Officer of the Company without any amendment in his compensation under the consulting arrangement until January 6, 2017, as described above.

Previously, on September 2, 2015, Randal Hardy, our then Chief Financial Officer who subsequently resigned effective January 19, 2016, entered into a letter agreement regarding Mr. Hardy’s continued employment (the “Hardy Agreement”).

Pursuant to the terms of the terms of the Hardy Agreement, the Company employed Mr. Hardy as a full-time executive employee for an indefinite period of time.  The Hardy Agreement detailed Mr. Hardy’s duties pursuant to his employment were to fulfill the obligations and duties of the Chief Financial Officer of the Company and report to the Chief Executive Officer of the Company. In consideration for rendering such services, Mr. Hardy was to be compensated with an annual salary of not less than $175,000, less required and authorized deductions and withholdings, payable in semi-monthly payments consistent with the Company’s normal payroll practices. The Company would also pay for (or reimburse Mr. Hardy the cost of) health, dental and vision insurance for Mr. Hardy and his eligible family members. The Hardy Agreement provided for the reimbursement of all reasonable business expenses of Mr. Hardy.

The Hardy Agreement also provided that Mr. Hardy was eligible to participate in such profit-sharing, bonus, stock purchase, incentive and performance award programs which are made available to employees of the Company with comparable authority or duties. Mr. Hardy is eligible to receive performance bonuses and other incentive compensation based upon the recommendations and approval, and subject to the sole discretion, of the Board. The Hardy Agreement provided that Mr. Hardy was entitled to take six (6) weeks of paid vacation in each 12 month period of employment and would be permitted to carry-over up to six (6) weeks of unused vacation into the next calendar year.

The Hardy Agreement provided that Mr. Hardy could be terminated (i) without “Cause” upon 90 days written notice, (ii) with “Cause” immediately upon written notice, or Mr. Hardy may resign (i) for “Good Reason” immediately upon written notice and (ii) without “Good Reason” upon 30 days written notice. “Cause” was defined in the Hardy Agreement and included:

material breach of the Hardy Agreement by Mr. Hardy, conviction of a crime involving moral turpitude, fraud or misrepresentation, or the commission of such acts by Mr. Hardy, and Mr. Hardy’s inability to fulfill his duties under the Hardy Agreement.  “Good Reason” was defined in the Hardy Agreement and included assignment of duties inconsistent with Mr. Hardy’s duties, a reduction without consent to Mr. Hardy’s base salary, a requirement to relocate without Mr. Hardy’s consent, the failure of the Company to obtain the assumption of obligations under the Hardy Agreement by any successor or breach of the Hardy Agreement by the Company. The Hardy Agreement also terminated upon retirement, permanent disability or death.

Upon termination without Cause or resignation for Good Reason following a Change in Control of the Registrant (as defined in the Hardy Agreement) or upon termination due to death or permanent disability, the Registrant was required to: (a) pay Mr. Hardy a severance benefit equal to the product of his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, multiplied by a “change in control multiplier” equal to one (1) plus one twelfth (1/12) of the number of full years (up to a maximum of twelve (12) years) that Mr. Hardy was employed by the Company, (b) pay for health insurance benefits for Mr. Hardy and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Hardy was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Hardy the value of his earned but unused vacation days.

Upon termination without Cause or resignation for Good Reason not following a Change in Control of the Company, the Registrant was required to: (a) pay Mr. Hardy a severance benefit equal his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, (b) pay for health insurance benefits for Mr. Hardy and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Hardy was employed by the Registrant or until such benefits are paid for by another employer, and (c) pay Mr. Hardy the value of his earned but unused vacation days.

Receipt of any severance payments was conditioned upon the execution of a separation agreement and release of claims against the Company.

Upon termination with Cause or resignation without Good Reason, the Registrant was required on the date of termination to pay Mr. Hardy: (a) his earned salary, bonus or other compensation, (b) the value of Mr. Hardy’s earned but unused vacation days and (c) unreimbursed business expenses.

Upon retirement, the Hardy Agreement provided that the Registrant was not obligated to pay Mr. Hardy a monthly retirement benefit but shall endeavor in good faith to devise and implement a retirement plan for Mr. Hardy and the other employees of the Registrant.

The Hardy Agreement provided for Mr. Hardy to maintain the confidentiality of the Registrant’s confidential information and contained a non-competition provision pursuant to which Mr. Hardy agreed for a one year period following termination to not directly or indirectly for himself or on behalf of others (a) solicit for employment or as a consultant or independent contractor or enter into an independent contract or relationship with any person employed by the Company at any time during such period or otherwise interfere with such employment relationship, (b) induce or attempt to induce any customer, supplier, licensee or business relation of the Company to cease doing business with the Company, or (c) disparage the Company.

The Hardy Agreement also contained standard provisions regarding notices, amendments, governing law and jurisdiction.

Patankar Employment Agreement

On August 28, 2015, Kiran Patankar, who was our President and Chief Executive Officer until January 19, 2016, entered into an employment agreement (“Patankar Agreement”) setting forth the material terms of his employment with the Company.  On January 19, 2016, Mr. Patankar’s employment with Timberline Resources as its President and Chief Executive Officer ended.

Pursuant to the terms of the terms of the Patankar Agreement, Mr. Patankar was a full-time executive employee for an indefinite period of time.  The Patankar Agreement detailed Mr. Patankar’s duties pursuant to his employment are to fulfill the obligations and duties of the President and Chief Executive Officer and report to the Board of Directors. In consideration for rendering such services, Mr. Patankar was to be compensated with an annual salary of not less than $225,000, less required and authorized deductions and withholdings, payable in semi-monthly payments consistent with the Company’s normal payroll practices. The Company would also pay for (or reimburse Mr. Patankar the cost of) health, dental and vision insurance for Mr. Patankar and his eligible family members. The Patankar Agreement provided for the reimbursement of all reasonable business expenses of Mr. Patankar.

The Patankar Agreement also provided that Mr. Patankar was eligible to participate in such profit-sharing, bonus, stock purchase, incentive and performance award programs which were made available to our employees with comparable authority or duties. Mr. Patankar was eligible to receive performance bonuses and other incentive compensation based upon the recommendations and approval, and subject to the sole discretion, of our Board of Directors. The Patankar Agreement provided that Mr. Patankar was entitled to take six (6) weeks of paid vacation in each 12 month period of employment and was permitted to carry-over up to six (6) weeks of unused vacation into the next calendar year.

The Patankar Agreement provided that Mr. Patankar’s Agreement may be terminated (i) without “Cause” upon 90 days written notice or(ii) with “Cause” immediately upon written notice, and Mr. Patankar may resign (i) for “Good Reason” immediately upon written notice, and (ii) without “Good Reason” upon 30 days written notice. “Cause” was defined in the Patankar Agreement and included: material breach of the Patankar Agreement by Mr. Patankar, conviction of a crime involving moral turpitude, fraud or misrepresentation, or the commission of such acts by Mr. Patankar, and Mr. Patankar’s inability to fulfill his duties under the Patankar Agreement.  “Good Reason” was defined in the Patankar Agreement and included assignment of duties inconsistent with Mr. Patankar’s position, a reduction without written consent to Mr. Patankar’s base salary, a requirement to relocate without Mr. Patankar’s consent, the failure of the Company to obtain the assumption of obligations under the Patankar Agreement by any successor, a breach of the Patankar Agreement by the Company, or any other circumstances meeting the definitions of “involuntary separation” in Treasury Regulation Section 1.409A-1(n). The Patankar Agreement also terminated upon retirement, permanent disability or death.

Upon termination without Cause or resignation for Good Reason following a Change in Control of the Company (as defined in the Patankar Agreement) or upon termination due to death or permanent disability, the Company was required to: (a) pay Mr. Patankar a severance benefit equal to the product of his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, multiplied by a “change in control multiplier” equal to two (2) plus one twelfth (1/12) of the number of full years (up to a maximum of twelve (12) years) that Mr. Patankar was employed by the Registrant, (b) pay for health insurance benefits for Mr. Patankar and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Patankar was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Patankar the value of his earned but unused vacation days.

Upon termination without Cause or resignation for Good Reason not following a Change in Control of the Company, the Company was required to: (a) pay Mr. Patankar a severance benefit equal his base annual salary immediately preceding his termination, inclusive of any non-equity performance bonus earned in the twelve (12) months preceding termination, (b) pay for health insurance benefits for Mr. Patankar and his eligible family members up to $20,000 per year for a period of one (1) year plus one (1) additional month for each full year that Mr. Patankar was employed by the Company or until such benefits are paid for by another employer, and (c) pay Mr. Patankar the value of his earned but unused vacation days and unreimbursed business expenses.

Receipt of any severance payments was conditioned upon the execution of a separation agreement and release of claims against the Company.

Upon termination with Cause or resignation without Good Reason, the Company was required on the date of termination to pay Mr. Patankar: (a) his earned salary, bonus or other compensation, (b) the value of Mr. Patankar’s earned but unused vacation days and (c) unreimbursed business expenses.

Upon retirement, the Patankar Agreement provided that the Company was not obligated to pay Mr. Patankar a monthly retirement benefit but was to endeavor in good faith to devise and implement a retirement plan for Mr. Patankar and the other employees of the Company.

The Patankar Agreement provided for Mr. Patankar to maintain the confidentiality of the Company’s confidential information and contained a non-competition provision pursuant to which Mr. Patankar agreed for a one year period following termination to not directly or indirectly for himself or on behalf of others (a) solicit for employment or as a consultant or independent contractor or enter into an independent contract or relationship with any person employed by the Company at any time during such period or otherwise interfere with such employment relationship, (b) induce or attempt to induce any customer, supplier, licensee or business relation of the Company to cease doing business with the Company, or (c) disparage the Company.

The Patankar Agreement also contained standard provisions regarding notices, amendments, governing law and jurisdiction.

Dircksen Employment Agreement

On September 22, 2015, Mr. Paul Dircksen, current director of the Company and the former Vice President Business Development & Technical Services and President and Chief Executive Officer of the Company, entered into a letter agreement, effective September 21, 2015, regarding Mr. Dircksen’s ongoing relationship with the Company (the “Dircksen Agreement”). Upon execution of the Dircksen Agreement, by mutual agreement, Mr. Dircksen’s employment agreement with the Company, dated effective May 1, 2006, was terminated in its entirety and Mr. Dircksen waived any claims, rights or assertions related to any of the terms and conditions of the prior employment agreement, including any provisions relating to payment for any change of control.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers as of September 30, 2016. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date
Steven Osterberg	8,334 8,334 40,000 250,000	$6.48 $5.88 $0.48 $0.40	2/1/2017 4/11/2017 12/17/2019 7/6/2021
Randal Hardy	12,500 50,000 50,000	$5.88 $0.48 $0.40	4/11/2017 12/17/2019 7/6/2021

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

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2016.  Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	75,000(1)	0	0	0	75,000
Robert Martinez	0	0	60,000(2)	0	0	0	60,000
Giulio Bonifacio	0	0	180,000(3)	0	0	0	180,000
Paul Zink	0	0	60,000(4)	0	0	0	60,000

(1)   250,000 stock option awards, with an exercise price of $0.40 per share.  The option awards vested immediately.

(2)   200,000 stock option awards, with an exercise price of $0.40 per share.  The option awards vested immediately.

(3)   600,000 stock option awards, with an exercise price of $0.40 per share.  The option awards vested immediately.

(4)   200,000 stock option awards, with an exercise price of $0.40 per share.  The option awards vested immediately.

Compensation of Directors

Directors that were also executive officers received no monetary compensation for serving as a Director.  Non-executive directors are granted non-qualified stock options as compensation.  Such stock option awards are determined at the sole discretion of the Company’s Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of January 24, 2017, regarding the ownership of our common stock by:

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

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 24,106,952 shares of common stock outstanding as of January 24, 2017. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following January 24, 2017 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066 / 368,400	1.77%
Common Stock	Steve Osterberg (b)(2) President & Chief Executive Officer, Director	269,160 / 573,335	3.41%
Common Stock	Randal Hardy (b)(3) Chief Financial Officer	290,601 /112,500	1.66%
Common Stock	Giulio Bonifacio (a)(4) Director	1,100,000 / 1,700,000	10.85%
Common Stock	Paul Dircksen(a)(5) Director	394,225 /257,500	2.67%
Common Stock	Robert Martinez (a)(6) Director	- / 251,250	1.03%
Common Stock	Paul Zink (a)(7) Director	- / 200,000	*

Common Stock	Total Directors and Executive Officers as a group (6 persons)	2,119,052 / 3,462,985	20.25%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	American Gold Capital c/o Gunpoint Exploration Ltd. Suite 201, 1512 Yew Street Vancouver, BC V6K 3E4 Canada	2,000,000 / -	8.30%

*

less than 1%.

**

The percentages listed for each stockholder are based on 24,106,952 shares outstanding as of January 24, 2017 and assume the exercise by that stockholder only of his entire option and warrants exercisable within 60 days of January 24, 2017.

(a)

Director only

(b)

Officer and Director

(1)

A vested option to purchase 8,334 shares was granted to this stockholder on January 18, 2013 with an exercise price of $2.64 per share and an expiration date of January 18, 2018.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  This stockholder acquired units on June 30, 2016 which included 65,066 shares of common stock and 65,066 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.

(2)

A vested option to purchase 8,334 shares was granted to this stockholder on February 1, 2012 with an exercise price of $6.48 per share and an expiration date of February 1, 2017.  A vested option to purchase 8,334 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 40,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  This stockholder acquired units on June 30, 2016 which included 266,667 shares of common stock and 266,667 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.

(3)

A vested option to purchase 12,500 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 50,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 50,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.

 (4)

A vested option to purchase 600,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  This stockholder acquired units on June 30, 2016 which included 1,100,000 shares of common stock and 1,100,000 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.

(5)

A vested option to purchase 12,500 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.

(6)

A vested option to purchase 6,250 shares was granted to this stockholder on April 11, 2012 with an exercise price of $5.88 per share and an expiration date of April 11, 2017.  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.

(7)

A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.

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

Equity Compensation Plans

The following summary information is presented as of September 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	2,055,419	$0.56	1,169,581
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	2,055,419(1)	$0.56	1,169,581

As to the options granted to date, there were no options exercised during the fiscal year ended September 30, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2015.

During the year ended September 30, 2016, an executive officer, Steven Osterberg, and two directors, Giulio Bonifacio and Leigh Freeman, participated in a private placement offering of Units of the Company purchasing, in the aggregate, 1,431,733 units for proceeds of $214,760.  We sold each Unit at a price of $0.15 per Unit.  Each Unit was priced at $0.15 and consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.25 per share until May 31, 2019.  The Audit Committee of the Board of Directors approved the insiders’ participation in the private placement.

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

Policy for Review of Related Party Transactions

We have a policy for the review of transactions with related persons as set forth in our Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which we are a participant and in which any of our directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in our proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds.  All related party transactions must be reported for review by the Audit Committee of the Board of Directors pursuant to the Audit Committee’s charter.

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

Director Independence

We have six directors as of January 24, 2017, including four independent directors, as follows:

–

Leigh Freeman

–

Giulio Bonifacio

–

Robert Martinez

–

Paul Zink

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE MKT Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2016.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2016 through September 30, 2006.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2016 and 2015, respectively:

	Years Ended September 30,
	2016	2015
Audit Fees	$41,155	$50,720
Audit Related Fees	$0	$3,602
Tax Fees	$3,378	$12,019
All Other Fees	$0	$0
Total	$44,533	$66,341

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2016 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation were filed as part of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016:

1.

Report of Independent Registered Public Accounting Firm dated December 19, 2016.

2.

Consolidated Balance Sheets—At September 30, 2016 and 2015.

3.

Consolidated Statements of Operations —Years ended September 30, 2016 and 2015.

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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015
10.26*	Randal Hardy Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015
10.27*	Randal Hardy Letter Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2015
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.31*	Randal Hardy Consulting Agreement dated January 21, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 2016
10.32	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.33	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.34

Amended Option Agreement between Timberline Resources Corp. and American Gold Capital US Inc., Gunpoint Exploration US Ltd., and Gunpoint Exploration Ltd. effective as of October 19, 2016, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on November 17, 2016

21	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016
23.1	Consent of Decoria, Maichel & Teague
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016
101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2016

* - Denotes management contract or compensatory plan

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Steven Osterberg Steven Osterberg	President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	January 25, 2017

/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial and Accounting Officer)	January 25, 2017