Form 10-Q
period 2016-12-31
Timberline Resources Corp
filed 2017-02-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Number of shares of issuer’s common stock outstanding at February 12, 2017: 24,106,952

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

23

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$91,114	$82,275
Prepaid expenses and other current assets	28,033	15,237
Accounts receivable	2,633	-
Available-for-sale equity securities	360,000	420,000
TOTAL CURRENT ASSETS	481,780	517,512

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	15,515,719	15,482,719

OTHER ASSETS:
Restricted cash	319,032	694,157
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	328,782	703,907

TOTAL ASSETS	$16,326,281	$16,704,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,203	$53,665
Accrued expenses	265,000	299,000
Accrued payroll, benefits and taxes	46,308	21,750
TOTAL CURRENT LIABILITIES	360,511	374,415

LONG-TERM LIABILITIES:
Asset retirement obligation	147,411	145,656
TOTAL LONG-TERM LIABILITIES	147,411	145,656

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,106,952 shares issued and outstanding	24,107	24,107
Additional paid-in capital	67,924,709	67,924,709
Accumulated deficit	(52,219,572)	(51,892,864)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities, net of tax	89,115	128,115
TOTAL STOCKHOLDERS' EQUITY	15,818,359	16,184,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,326,281	$16,704,138

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended
	December 31,
	2016	2015

OPERATING EXPENSES:
Mineral exploration	$45,728	$138,687
Salaries and benefits	76,534	504,035
Professional fees	91,815	106,044
Insurance	20,127	22,771
Gain on disposal of equipment	(2,500)	-
Other general and administrative	73,086	36,523
TOTAL OPERATING EXPENSES	304,790	808,060

LOSS FROM OPERATIONS	(304,790)	(808,060)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(921)	92
Miscellaneous other income	3	24,049
TOTAL OTHER INCOME (EXPENSE)	(918)	24,141

LOSS BEFORE INCOME TAXES	(305,708)	(783,919)

INCOME TAX PROVISION (BENEFIT)	21,000	-

NET LOSS	(326,708)	(783,919)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available-for-sale equity securities, net of tax of $21,000	(39,000)	-

COMPREHENSIVE LOSS	$(365,708)	$(783,919)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS,
BASIC AND DILUTED	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	24,106,952	13,331,946

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,708)	$(783,919)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		1,979
Income tax provision	21,000	-
Gain on disposal of equipment	(2,500)	-
Stock-based compensation		351,966
Accretion of asset retirement obligation	1,755	1,671
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,796)	8,531
Accounts receivable	(2,633)	-
Accounts payable	(4,462)	11,847
Accrued expenses	(34,000)	(38,048)
Accrued payroll, benefits and taxes	24,558	9,955
Net cash used by operating activities	(335,786)	(436,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(33,000)	(30,000)
Proceeds from disposal of equipment	2,500	-
Refund of reclamation bond	375,125	8,005
Net cash provided (used) by investing activities	344,625	(21,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	8,839	(458,013)

CASH AT BEGINNING OF PERIOD	82,275	500,965

CASH AT END OF PERIOD	$91,114	$42,952

NON-CASH FINANCING AND INVESTING ACTIVITIES:

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The consolidated financial statements for the three-month period ended December 31, 2016 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2016 and 2015, would be as follows:

	2016	2015
Stock options	2,055,419	577,615
Stock unit awards	-	675,000
Warrants	10,000,006	12,500
Total possible dilution	12,055,425	1,265,115

At December 31, 2016 and 2015, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

c.

Asset retirement obligation – We account for asset retirement obligations by following the uniform methodology for accounting for estimated reclamation and abandonment costs as prescribed by authoritative accounting guidance.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. We have an ARO associated with our exploration program at the Lookout Mountain exploration project.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

	December 31, 2016	September 30, 2016	Input Hierarchy Level
Assets:
Cash	$91,114	$82,275	Level 1
Restricted cash	319,032	694,157	Level 1
Available-for-sale equity securities	360,000	420,000	Level 1

NOTE 4 – RESTRICTED CASH:

Cash that is restricted as to withdrawal or use under the terms of certain contractual arrangements, generally with regulatory agencies, is recorded in Other Assets as Restricted cash on our balance sheet.

During the three months ended December 31, 2016, we received $375,125 as the result of partial reduction of the required reclamation bond amount for our Eureka project due to non-use of land.  Pursuant to our request, the Bureau of Land Management (“BLM”) inspected the Eureka project and authorized the return of the unobligated portion of our reclamation bond due to less acres being disturbed than the acreage for which the bond had been required.  Because the bond return was for undisturbed land, there is no impact on our asset retirement obligation liability.

NOTE 5 – PROPERTY OPTION AGREEMENT:

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015 and was amended on October 19, 2016 (“Amended Agreement”).  Pursuant to the Agreement, Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  We acquired the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated (“Option Period”).  Pursuant to the Amended Agreement, we have the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

As consideration for the Option, we issued two million (2,000,000) shares of common stock and paid $300,000 in cash.  The common stock was valued at fair value on the Effective Date and combined with the cash payments of $300,000 for total consideration of $1,500,000.  The common stock was issued on March 31, 2015 into escrow with periodic releases to Gunpoint.  The shares are irrevocable and are to be released to Gunpoint as follows:  25% on September 12, 2015 (released); 25% on March 12, 2016 (released); 25% on September 12, 2016 (released); and 25% on March 12, 2017.  Gunpoint will receive the total of 2,000,000 shares even if the Company does not exercise the Option.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 5 – PROPERTY OPTION AGREEMENT (continued):

Pursuant to the Amended Agreement, during the Amended Option Period, we are required to make the following expenditures and stock issuances in order to retain the Option:

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

For a period of five years following the Closing Date (“Contingent Payment Period”), should the daily price of gold (as determined by the London PM Fix) average greater than or equal to $1,600 per ounce over any 90-day period (“Trigger Event”), we will pay Gunpoint an additional payment of $10 million (the “Contingent Payment”), of which a minimum of $5 million will be payable within six months of the Trigger Event and the remaining $5 million payable within twelve months of the Trigger Event.  The Contingent Payment is payable with 50% in cash and 50% in common shares of the Company, at our sole discretion,

Following our exercise of the Option, effective as of the Closing Date, Gunpoint reserves a one-percent (1%) net smelter returns royalty in all minerals mined and removed from the Project (the “Royalty”).  The Company’s option granted in the Agreement to purchase the Royalty from Gunpoint at any time for a cash payment of $3 million was eliminated in the Amended Agreement.

 NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

Available-for-sale equity securities are comprised of 3,000,000 restricted shares of common stock in New Jersey Mining Company (“NJMC”) (the “NJMC Shares”) that we received in January 2016 as partial consideration of our sale of our 50% interest in Butte Highlands JV, LLC.  The following table summarizes the Company’s available-for-sale equity securities:

	December 31,	September 30,
	2016	2016
Cost	$ 222,900	$ 222,900
Unrealized Gain	137,100	197,100
Fair Value	$ 360,000	$ 420,000

Management has determined the best measure of NJMC fair value to be the closing price of NJMC common stock on the OTCQB market as of December 31, 2016 and September 30, 2016, which was $0.12 and $0.14 per share, respectively.

NOTE 7 – ACCRUED EXPENSES:

The Company has accrued $265,000 in expenses, including $250,000 in costs recognized as financing transaction expense during the year ended September 30, 2015 as a result of a potential corporate transaction that was not completed.  The components of these accrued expenses are:

Description	Amount
Break fee for terminated transaction	$ 250,000
Other expenses	15,000
Total accrued expenses	$ 265,000

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placements

We did not close any private placements or issue any common stock or warrants during the three months ended December 31, 2016 and 2015.

Stock Issued for Stock Options and Stock Unit Awards

We did not issue any stock pursuant to the exercise of stock options or stock unit awards during the three months ended December 31, 2016 and 2015.  During the three months ended December 31, 2015, $337,500 was recognized as salaries and benefits expense related to the granting of 675,000 stock unit awards.

Warrants

No warrants were issued during the three months ended December 31, 2016 and 2015. 12,500 warrants expired during the three months ended December 31, 2015.  At December 31, 2016, there were 10,000,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019.

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

NOTE 9 – STOCK-BASED AWARDS:

During the three months ended December 31, 2016, no stock-based awards expired or were granted.  Total compensation cost of options and stock unit awards for employees was nil and $351,966 for the three months ended December 31, 2016 and 2015 respectively.  These costs were classified under salaries and benefits expense.  The fair value of the 675,000 stock unit awards granted during the three months ended December 31, 2015 was $337,500 and was determined by the closing price of the Company’s common stock on the NYSE MKT on the grant date.  The fair value of the 43,837 options granted during the three months ended December 31, 2015 was $14,466 and was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Expected volatility	110.4%
Stock price on date of grant	$0.50
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.90%
Expected forfeiture rate	0%

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 9 – STOCK-BASED AWARDS (continued):

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2016	2,055,419	$0.56
Granted	-
Exercised	-
Expired	-
Outstanding and exercisable at December 31, 2016	2,055,419	$0.56

Weighted average fair value of options granted during the three months ended December 31, 2016		$-

Average remaining contractual term of options outstanding and exercisable at December 31, 2016 (years)		4.21

The aggregate of options exercisable as of December 31, 2016 had an intrinsic value of nil based on the closing price of $0.28 per share of our common stock on December 31, 2016.

NOTE 10 –RELATED-PARTY TRANSACTIONS:

During the quarter ended December 31, 2016, a trailer with a carrying value of nil was sold to our Chief Financial Officer for cash resulting in a gain of $2,500.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

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

A portion of our Eureka mineral claims are subject to two mining leases with purchase option agreements dated July 12, 2012 with Silver International, Inc.  The initial term of each of the agreements is ten years and may be extended for four additional periods of five years each.  Under these agreements, we are obligated to make annual advance royalty payments of $10,000 per annum.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued):

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

A portion of the Talapoosa mineral claims is subject to a mining lease dated July 14, 1990, as amended on August 25, 1998 and July 13, 2010, with Sierra Denali Minerals Inc.  The term of the agreement, as amended in July 2010, is 10 years and may be extended for two additional periods of five years each.  Under this amended agreement, we are obligated to make minimum payments of $35,000 per year.

Pursuant to the Amended Agreement at Talapoosa (see Note 5), we have an obligation to make a payment of $1 million by March 31, 2017 as well as future payments and property expenditure obligations of $17.5 million.

We pay federal and county claim maintenance fees on unpatented claims that are included in our mineral exploration properties.  Should we continue to explore all of our mineral properties we expect annual fees to total approximately $285,000 per year in the future.

While we recognize that we will not be able to meet these obligations with our current cash balances, we do expect to make these required payments with proceeds from expected capital raises.  We expect to obtain additional capital through refunds of excess restricted cash held for exploration bonds and financing transactions such as equity investments, asset sales, joint ventures, debt facilities, or other types of strategic arrangements.

Real Estate Lease Commitments

The Company has real estate lease commitments related to its facilities in Sparks, Nevada. As of December 31, 2016, lease obligations until the termination of the lease are $21,000.  The Company’s office in Coeur d’Alene, Idaho and its facility in Eureka, Nevada are rented on a month-to-month basis.

Total office lease and rental expense from continuing operations is included in the following line items in the consolidated statements of operations and comprehensive income (loss):

	Three months ended December 31,
	2016	2015
Mineral exploration expenses	$12,900	$16,050
Other general and administrative expenses	10,500	10,500
Total	$23,400	$26,550

Employment Agreements

There have been no recent interactions between the Company and its prior President and Chief Executive Officer regarding his dismissal and employment agreement.  No amounts have been accrued in the Company’s financial statements as of December 31, 2016 for severance benefits or claims as the Company is unable to estimate an amount, if any.

The Company has an employment agreement with an executive employee that requires certain termination benefits and payments in defined circumstances.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 12 –SUBSEQUENT EVENTS:

On January 13, 2017, we initiated a US$1,250,000 private placement offering of Units of the Company at a price of US$0.25 per Unit, with an over-allotment option to increase the offering by up to 20%, solely to persons who qualify as accredited investors (the "Offering") under Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

Each Unit consists of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.40 per share until the warrant expiration date of January 31, 2020.  The Company may accelerate the warrant expiration date if the price of the Company’s common stock closes at or above US$0.90 for twenty consecutive trading days.

The terms of the Offering also include that the Company will use commercially reasonable efforts to prepare and file a registration statement under the Securities Act for resale of the shares of common stock and the shares of common stock underlying the Warrants to the extent allowed by the Securities and Exchange Commission.

The Company intends to use the net proceeds of the Offering for working capital, costs associated with property and claim maintenance, and exploration expenses.

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

• planned production of technical reports, economic assessments, and feasibility studies on our properties;

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

• risks related to our business model;

• risks related to our acquisition of Wolfpack Gold (Nevada) Corp.;

• risks related to our acquisition and amendment of the Talapoosa option;

• risks related to evolving corporate governance standards for public companies;

• risks related to our Canadian regulatory requirements; and

• risks related to our shares of common stock or other securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2016.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

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

In September 2011, we agreed to sell our wholly owned subsidiary, Timberline Drilling, to a private company formed by a group of investors, including certain members of the senior management team of Timberline Drilling.  The sale was completed in November 2011 for a total value of approximately $15 million and enabled the Company to focus exclusively on its core business of gold exploration and development.

In August 2014, we acquired Wolfpack Gold (Nevada) Corp. (“Wolfpack”), a U.S. company that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada.  As a result of this acquisition, we obtained cash and several projects at various stages of exploration in the gold trends of Nevada.

In March 2015, we acquired an option from Gunpoint Exploration Ltd. (“Gunpoint”) to purchase a 100% interest in Gunpoint’s Talapoosa exploration project in western Nevada.  The option agreement, as amended, grants us the right to exercise the purchase option at any time through March 31, 2019, subject to certain interim payments and cumulative project expenditures.

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects such as the advanced Talapoosa project and our Eureka project in Nevada.

Recent Events

On October 19, 2016, we amended our property option agreement (the “Amended Agreement”) in which Gunpoint Exploration Ltd. (“Gunpoint”) had granted us an exclusive and irrevocable option (the “Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Amended Agreement, we have the right to exercise the Option to purchase the Project through March 31, 2019, subject to certain interim payments and cumulative project expenditures.  (See Note 4 to the Consolidated Financial Statements for further details of the transaction and the material terms of the Amended Agreement.)

On January 6, 2017, we entered into an employment offer letter with our Chief Financial Officer, Randal Hardy.  Pursuant to the terms of the offer letter, Mr. Hardy became an employee of the Company on December 16, 2016 with a deemed employment start date of August 27, 2007, due to Mr. Hardy’s continual role with the Company as a former employee and consultant. Mr. Hardy will continue to serve as Chief Financial Officer and Corporate Secretary of the Company.

Mineral Exploration

Talapoosa, Nevada

Talapoosa is a 14,870 acre district-scale property comprising U.S. Bureau of Land Management (“BLM”) claims, fee lands, and water rights.  Mineralized material at Talapoosa consists of 42.5 million tons of in-place bulk tonnage with an average grade of 0.03 ounces of gold per ton and 0.37 ounces of silver per ton.  The project was fully permitted by Miramar Mining Corporation with the BLM and the State of Nevada in 1996, but remained undeveloped due to low prevailing metals prices.  The deposit is open on strike, and we believe potential exists to expand the quantity of mineralized material with additional exploration.  The Talapoosa project includes the 4 mile-long Appaloosa zone located one mile to the north of, and parallel to, the Talapoosa mineralized area.  The Appaloosa zone outcrops as epithermal-type sinter and breccia with vein fragments and is untested but for six historic, shallow drill holes.

In March, 2015, we completed a National Instrument 43-101 (“NI 43-101”) compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, facility siting for the previously proposed operation, and mine permitting.  A metallurgical and geotechnical test program is currently in progress and is designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at the Talapoosa gold and silver deposit. The program has been designed to increase the already-substantial metallurgical test results incorporated into the Company’s PEA issued in May 2015.  We anticipate that the program will be completed by May 2017.

In 2016, we completed surface rock sampling in the Appaloosa Zone which identified 0.16 ounces per ton (“opt”) (5.5 grams per tonne (“g/t”)) of gold and 1.24 opt (42.40 g/t) of silver over a 21.5 feet (6.55 meter (“m”)) channel sample across exposed hydrothermal breccia.  Four grab samples of vein material from existing waste dumps and altered outcrops assayed from 0.005 - 0.51 opt (0.168 - 17.4 g/t) gold and 0.70 - 3.07 opt (2.3 - 105.3 g/t) silver.  A nearby historic (1995) drill hole (CON-45) completed by Miramar intercepted 0.05 opt (1.66 g/t) gold over 80 feet (24.4 m) (“Technical Report of the Talapoosa Project, Lyon County, Nevada, U.S.A.” effective September 17, 2010).

We also completed a positive review of assay data from historic drill holes in areas northwest and southeast of, and contiguous to, the Talapoosa resource area as defined in the PEA.  Results from historic drilling identify these areas as high priority drill targets for resource expansion as first noted in the NI 43-101 “Technical Report of the Talapoosa Project, Lyon County, Nevada, U.S.A.” effective September 17, 2010 and filed on SEDAR on  October 12, 2010.  Northwest of the PEA pit area, a resource expansion target is defined where eight of nine historic drill holes spaced over a strike extent of approximately 2,000 feet (600 m) intercepted gold mineralization.  Historic drilling in this area intercepted mineralization in eight of the nine holes ranging from 75 feet (22.9 m) of 0.022 opt (0.75 g/t) gold and  0.439 opt (14.70 g/t) silver, to 205 feet (62.5 m) of  0.159 opt (5.43 g/t) gold and 0.80 opt (27.57 g/t) silver.

To the southeast of the Talapoosa resource area as defined in the PEA, eight of nine historic drill holes also intercepted mineralization also over approximately 2,000 feet (600 m) of strike extension.  Historic drilling in this area intercepted mineralization in eight of the nine holes ranging from 21 feet (6.4 m) of 0.017 opt (0.57 g/t) gold and  nil silver to 191 feet (58.2 m) of  0.032 opt (1.09 g/t) gold and 0.172 opt (5.88 g/t) silver.

The Company also initiated a metallurgical and geotechnical test program designed to optimize crushing and gold and silver recoveries from the Talapoosa mineralized material.  Four composite samples from two zones representing the majority of the Talapoosa deposit were crushed using High Pressure Grinding Roll (“HPGR”) technology.  Crushed materials were screened by size fraction and are currently being leach tested for gold and silver recovery.

Follow-up work is planned for 2017, including additional Reverse Circulation (“RC”) drilling to test the resource expansion targets and core drilling to provide sufficient mineralized material to advance the metallurgical studies to a sufficient level to support detailed engineering design.  We also intend to initiate studies to update historic permits for the project to current standards.  These activities are expected to be completed as soon as possible, subject to availability of sufficient financing, which we estimate to be $1.5 million to complete the additional RC and core drilling and $0.25 million to undertake the updating of historic permits to current standards..  Pending availability of such financing, we expect to complete these activities and incorporate the results into a NI 43-101 compliant Preliminary Feasibility Study.

There are no proven and probable reserves as defined under United States Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) at Talapoosa, and our activities there remain exploratory in nature.

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

The Lookout Mountain Technical Report describes gold mineralization which was modeled and estimated by MDA.  MDA statistically evaluated available drill data utilizing geologic interpretations provided by Timberline to interpret gold mineral domains on cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization.  The cross sections were rectified with mineral-domain interpretations on level plans spaced at 10-foot intervals.  The modeled mineralization was analyzed using geostatistics to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

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

Assay results from drilling were incorporated into an updated Lookout Mountain Technical Report which was completed in early 2013.  Drilling also provided data for on-going metallurgical studies directed at characterization of gold mineralization recovery, and for initial assessment of pit-slope stabilities.  Permitting-related activities were advanced through completion of quarterly monitoring, and installation of three monitoring wells. Conceptual designs for site facilities (heap leach pads, mine rock storage, access roads) have also been prepared.

In 2013, we continued geochemical waste rock environmental characterization, completed independent metallurgical leach testing, continued water quality monitoring and defined hydrologic work plans.  We also continued the baseline environmental data collection and analysis at Lookout Mountain.  In addition, we reduced costs by consolidating our Elko field office into our Eureka facility.

During most of 2014, the Company limited exploration related activities to low cost field surveys including soil and rock sampling, drill site reclamation, site archeological surveys, and geologic mapping.  The mapping led to identification of new targets on each of the three structural zones of gold mineralization.  In December, 2014 drilling resumed at Eureka with an initial test of one new target completed before year-end.  RC drill hole BHSE-171 identified a new zone of gold mineralization and intersected 25 feet of 0.144 ounces of gold per ton (“opt”) (7.62 meters (m) of 4.93 grams of gold per tonne (“g/t”)) within a longer 65 foot interval assaying 0.094 opt (19.82 m of 3.22 g/t) in the Lookout Mountain area.  This hole was offset 140 feet from BHSE-152 (drilled in 2012) which first encountered the new zone in 2012 but was not completed due to drilling difficulties.

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

In order to prioritize our resources toward the development of Talapoosa, no material exploration expenditures were incurred at the Eureka Project in 2016.  Unless financial resources become available, minimal expenditures are anticipated for 2017, with work expected to be directed at reclamation of drill sites.

There are no proven and probable reserves as defined under Guide 7 at the Eureka Project, and our activities there remain exploratory in nature.

Summary

We believe the global economic environment and monetary climate continue to favor a relatively steady gold price for the foreseeable future.  While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects, despite the current gold price and market volatility.

As a company, we are considering financing and strategic corporate opportunities with our focus on providing for the advancement of our Talapoosa project.  In May 2015, we finalized a positive PEA at Talapoosa, the results of which were announced on April 27, 2015.  The test programs currently in progress are designed to increase the level of confidence in the metallurgical conclusions that were incorporated into the Talapoosa PEA.

We believe that with appropriate funding, the Talapoosa project can advance toward the preparation of a pre-feasibility study for an anticipated open-pit mining operation.  Subject to available capital, exploration programs at the Lookout Mountain and Windfall areas within our Eureka project and at Seven Troughs may also continue.  We believe that management and our board of directors have the knowledge and experience to evaluate financing and strategic opportunities and to provide for the advancement of our Talapoosa project toward a production decision.

Results of Operations for the three months ended December 31, 2016 and 2015

Consolidated Results

($US)	Three Months Ended December 31,
	2016	2015
Exploration expenditures :
Eureka	$ 15,840	$ 28,518
Talapoosa	26,137	46,099
Other exploration properties	3,751	64,070
Total exploration expenditures	45,728	138,687
Non-cash expenses:
Stock option and stock issuance expense		351,966
Depreciation, amortization and accretion	1,755	1,980
Total non-cash expenses	1,755	353,946

Professional fees	91,815	106,044
Insurance	20,127	22,771
Salaries and benefits (excluding stock-based)	76,534	152,069
Interest and other (income) expenses	918	(24,141)
Other general and administrative	68,831	34,543
Income tax provision (benefit)	21,000	-
Net loss	$ (326,708)	$ (783,919)

Our consolidated net loss for the three months ended December 31, 2016 was $326,708 compared to a consolidated net loss of 783,919 for the three months ended December 31, 2015.  The year-over-year difference is primarily attributed to decreased exploration activity in 2016, significantly reduced stock option expense, and decreased staffing levels.  Other general and administrative expenditures were higher in 2016 primarily related to increased travel related to marketing and financing activities and higher Delaware franchise taxes.  Exploration expenditures during the three months ended December 31, 2016 decreased, as we reduced our exploration program expenditures in order to conserve cash.    Subject to adequate funding, in 2017, we expect to continue to incur exploration expenses for the advancement of Talapoosa and exploration at Eureka.

Financial Condition and Liquidity

At December 31, 2016, we had assets of $16,326,281, consisting of cash in the amount of $91,114; property, mineral rights and equipment, net of depreciation of $15,515,719, restricted cash held for exploration bonds of $319,032, restricted common stock of NJMC valued at $360,000, and other assets in the amount of $40,416.

During the three months ended December 31, 2016, we received $375,125 as the result of partial reduction of the required reclamation bond amount for our Eureka project due to non-use of land.  Pursuant to our request, the Bureau of Land Management (“BLM”) inspected the Eureka project and authorized the return of the unobligated portion of our reclamation bond due to fewer acres being disturbed than the acreage for which the bond had been required.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. In recent years, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors.  Commodity price expectations, global economic uncertainties, and market factors, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, return of excess restricted cash held for exploration bonds, asset sales, credit facilities or debenture issuances in order to continue as a going concern.

At December 31, 2016, we had working capital of $121,269.  As of the date of this report, we have approximately $350,000 outstanding in current liabilities and a cash balance of approximately $50,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern, meet our Talapoosa option and property expenditure obligations, or execute our business plan for the next 12 months without receiving significant additional capital.  We estimate that in order to meet our minimum obligations to maintain the Talapoosa option and continue as a going concern for the next twelve months, we need to raise at least $2 million during the next year, and to conduct our planned exploration program for the Talapoosa project for the next twelve months would require an estimated additional $4 million.  Therefore, we expect to engage in financial transactions to increase our cash balance and/or decrease our cash obligations in the near term, which may include equity financings, refunds of excess restricted cash held for exploration bonds, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

We are working to increase and maintain sufficient working capital by prioritizing our expenditures toward added-value activities and advancing transactions aimed at improving our cash position.  We have implemented significant cost-cutting measures, reduced staff, and curtailed discretionary exploration expenditures to preserve cash.  We are also working to increase our working capital by exploring multiple financing alternatives and the return of restricted cash deposits to fund the execution of our business plan.

We recognize that we will not be able to execute our operating plans with our current cash balances.  However, with our current cash balance, proceeds from sales of non-core assets, our expected ability to acquire additional capital and complete necessary financing transactions, our ability to curtail discretionary exploration expenditures as needed and obtain the refund of excess restricted cash held for exploration bonds, we believe that we will have sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  Additional capital may be obtained through financing transactions such as equity investments, asset sales, joint ventures, debt facilities, or other types of strategic arrangements.

We plan, as funding allows, to follow-up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of various other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are revising our corporate and exploration budgets based upon potential funding opportunities with a focus on the advancement of the Talapoosa pre-feasibility study.  We recognize that we will require additional funding in order to execute our operating plans and advance toward development of our properties.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  We have significantly curtailed our corporate, exploration and other expenditures, however, we recognize that we will still require additional funding to provide sufficient capital to meet our Talapoosa option obligations, fund our planned, non-discretionary expenditures for the next 12 months, and maintain our primary mineral properties.  If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing Activities

In June 2016, we closed a non-brokered private placement of 10,000,006 units at a price of $0.15 per unit for gross proceeds of $1,500,000.  Each unit in the offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.25 per share until May 31, 2019.  The private placement offering was completed under Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualify as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

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

Our critical accounting policies and estimates are as follows:

Asset Impairments

Significant property acquisition payments for active exploration properties are capitalized.  The evaluation of our mineral properties for impairment is based on market conditions for minerals, underlying mineralized material associated with the properties, and future costs that may be required for ultimate realization through mining operations or by sale.  If no mineable ore body is discovered, or market conditions for minerals deteriorate, there is the potential for a material adjustment to the value assigned to such mineral properties.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act as of the end of the period covered by this report). Based on that evaluation, our management, including the Principal Executive Officer and the Principal Financial Officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that the Company’s disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting due primarily to minimal staffing at the Company, as discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Prior to this fiscal quarter, due to changes in management, reduction in staffing levels, and the temporary consolidation of the offices of Principal Executive Officer and Principal Financial Officer, we believe that there were changes that were reasonably likely to materially affect our internal control over financial reporting and may result in material weaknesses in our internal control over financial reporting.  These weaknesses primarily relate to appropriate segregation of duties. We have addressed these potential material weaknesses by re-appointing our previous Chief Financial Officer in order to separate the offices of Principal Executive Officer and Principal Financial Officer and to maintain consistency in our financial reporting.

While this mitigation effort has improved our internal controls over financial reporting, management has concluded that minimal staffing continues to inhibit the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures.  Subject to available capital, we anticipate remediating these potential material weaknesses on a long-term basis by increasing staffing levels and segregating certain additional duties.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the SEC on December 20, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2016, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
10.1	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 11, 2016.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: February 13, 2017
By: /s/ Randal L. Hardy ___________________________________ Randal L. Hardy Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 13, 2017

24