Form 10-Q
period 2017-03-31
Timberline Resources Corp
filed 2017-05-15
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 12, 2017: 33,146,952

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	September 30, 2016
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$245,350	$82,275
Prepaid expenses and other current assets	27,062	15,237
Accounts receivable	2,633	-
Available-for-sale equity securities	272,736	420,000
TOTAL CURRENT ASSETS	547,781	517,512

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	17,013,719	15,482,719

OTHER ASSETS:
Restricted cash	314,982	694,157
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	324,732	703,907

TOTAL ASSETS	$17,886,232	$16,704,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,682	$53,665
Accrued expenses	250,850	299,000
Accrued payroll, benefits and taxes	31,385	21,750
TOTAL CURRENT LIABILITIES	337,917	374,415

LONG-TERM LIABILITIES:
Common stock payable (Note 5)	480,000	-
Unit subscriptions	100,000	-
Asset retirement obligation	149,254	145,656
TOTAL LONG-TERM LIABILITIES	729,254	145,656

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 30,261,952 and 24,106,952 shares issued and outstanding, respectively	30,262	24,107
Additional paid-in capital	69,472,303	67,924,709
Accumulated deficit	(52,751,018)	(51,892,864)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities, net of tax	67,515	128,115
TOTAL STOCKHOLDERS' EQUITY	16,819,061	16,184,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,886,232	$16,704,138

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016

OPERATING EXPENSES:
Mineral exploration	$36,392	$7,276	$82,120	$145,963
Salaries and benefits	109,400	98,109	185,934	602,144
Professional fees	46,425	62,089	138,240	168,133
Insurance expense (refund)	23,517	(13,634)	43,643	9,137
Gain on equipment exchanged for services	-	(25,644)	-	(25,644)
Gain on disposal of equipment	-	-	(2,500)	-
Loss on sale of investment in joint venture	-	180,050	-	180,050
Other general and administrative	328,032	108,929	401,118	145,452
TOTAL OPERATING EXPENSES	543,766	417,175	848,555	1,225,235

LOSS FROM OPERATIONS	(543,766)	(417,175)	(848,555)	(1,225,235)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	123	4,598	(798)	4,690
Gain on sale of available-for-sale securities	23,826	-	23,826	-
Miscellaneous other income	2	-	5	24,049
TOTAL OTHER INCOME (EXPENSE)	23,951	4,598	23,033	28,739

LOSS BEFORE INCOME TAXES	(519,815)	(412,577)	(825,522)	(1,196,496)

INCOME TAX PROVISION (BENEFIT)	11,632	-	32,632	-

NET LOSS	(531,447)	(412,577)	(858,154)	(1,196,496)

COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity
securities, net of tax	-	47,100	(39,000)	47,100
Reclassification of (gain) on available-for-sale
securities sold	(21,601)	-	(21,601)	-
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(21,601)	47,100	(60,601)	47,100

COMPREHENSIVE LOSS	$(553,048)	$(365,477)	$(918,755)	$(1,149,396)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	25,244,952	13,547,055	24,669,699	13,438,912

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(858,154)	$(1,196,496)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	1,981
Deferred income tax provision	32,632	-
Gain on disposal of equipment	(2,500)	-
Stock-based compensation	15,000	351,967
Accretion of asset retirement obligation	3,598	3,426
Gain on sale of available-for-sale securities	(23,826)	-
Equipment exchanged for services	-	29,603
Gain on equipment exchanged for services	-	(25,644)
Loss on sale of investment in joint venture	-	180,050
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,824)	(134)
Accounts receivable	(2,633)	-
Joint venture receivable	-	5,761
Accounts payable	2,017	25,062
Accrued expenses	(48,150)	(59,548)
Accrued payroll, benefits and taxes	9,634	(4,691)
Net cash used by operating activities	(884,206)	(688,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(1,051,000)	(68,000)
Proceeds from disposal of equipment	2,500	-
Proceeds from sale of available-for-sale securities	77,856	-
Proceeds from sale of investment in joint venture	-	225,000
Refund of reclamation and road use bonds	379,175	85,005
Net cash provided (used) by investing activities	(591,469)	242,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	1,538,750	-
Proceeds from subscription agreements	100,000	-
Net cash provided by financing activities	1,638,750	-

Net increase (decrease) in cash and cash equivalents	163,075	(446,658)

CASH AT BEGINNING OF PERIOD	82,275	500,965

CASH AT END OF PERIOD	$245,350	$54,307

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Available-for-sale equity securities received for investment in joint venture	-	222,900
Common stock payable for mineral rights	480,000	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The consolidated financial statements for the three and six month periods ended March 31, 2017 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of March 31, 2017 and 2016, would be as follows:

	2017	2016
Stock options	2,297,085	450,945
Warrants	16,155,006	12,500
Total possible dilution	18,452,091	463,445

At March 31, 2017 and 2016, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

MARCH 31, 2017 (Unaudited)

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

	March 31, 2017	September 30, 2016	Input Hierarchy Level
Assets:
Cash	$245,350	$82,275	Level 1
Restricted cash	314,982	694,157	Level 1
Available-for-sale equity securities	272,736	420,000	Level 1

NOTE 4 – RESTRICTED CASH:

Cash that is restricted as to withdrawal or use under the terms of certain contractual arrangements, generally with regulatory agencies, is recorded in Other Assets as Restricted cash on our balance sheet.

During the three months ended March 31, 2017 and the six months ended March 31, 2017, we received $4,050 and $379,175, respectively, as the result of partial reductions of the required reclamation bond amount projects in Nevada due to non-use and reclamation of land.  Pursuant to our request, the Bureau of Land Management (“BLM”) inspected the projects and authorized the return of the unobligated portion of our reclamation bonds due to completed reclamation and less acres being disturbed than the acreage for which the bond had been required.  Because the bond return for our Eureka project was for undisturbed land, there is no impact on our asset retirement obligation liability.

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

As consideration for the Option, we issued two million (2,000,000) shares of common stock and paid $300,000 in cash.  The common stock was valued at fair value on the Effective Date and combined with the cash payments of $300,000 for total consideration of $1,500,000.  The common stock was issued on March 31, 2015 into escrow with periodic releases to Gunpoint.  The shares are irrevocable and were released to Gunpoint as follows:  25% on September 12, 2015; 25% on March 12, 2016; 25% on September 12, 2016; and 25% on March 12, 2017.  Gunpoint will retain the total of 2,000,000 shares even if we do not exercise the Option.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (Unaudited)

NOTE 5 – PROPERTY OPTION AGREEMENT (continued):

Pursuant to the Amended Agreement, during the Amended Option Period, we are required to make the following expenditures and stock issuances in order to retain the Option:

•

Payment of $1 million and issuance of one million common shares of the Company by March 31, 2017 (completed);

•

Payment of $2 million and issuance of one million common shares of the Company by March 31, 2018;

•

Cumulative project expenditures of a minimum of $7.5 million by December 31, 2018;

•

Final payment of $8 million and issuance of 1.5 million common shares of the Company by March 31, 2019.

Upon the date that Gunpoint receives all of the required payments and stock issuances (the “Closing Date”), we will have earned a 100% interest in the Project.

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

During the three months ended March 31, 2017, we paid the $1 million cash payment that was due on March 31, 2017, and we initiated the issuance of the one million common shares due on March 31, 2017.  As of March 31, 2017, the TSX Venture Exchange had not approved the issuance of the shares, but the issuance was approved and the shares were issued in April 2017.

Common Stock Payable

At March 31, 2017, we owed one million of our common shares to Gunpoint pursuant to the Amended Agreement.  Management determined the best measure of the fair value of the common shares to be the closing price of the Company’s common stock on the OTCQB market as of March 31, 2017, which was $0.48 per share.  Accordingly, $480,000 was recorded as an increase to property, mineral rights, and equipment, net and was accrued as common stock payable.

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

As of March 31, 2017 and September 30, 2016, available-for-sale equity securities were comprised of 2,272,800 and 3,000,000 shares of common stock, respectively, in New Jersey Mining Company (“NJMC”) (the “NJMC Shares”) that we received in January 2016 as partial consideration of the sale of our 50% interest in Butte Highlands JV, LLC.  Management has determined the best measure of NJMC fair value to be the closing price of NJMC common stock on the OTCQB market as of March 31, 2017 and September 30, 2016, which was $0.12 and $0.14 per share, respectively.  During the three-month period ended March 31, 2017, we sold 727,200 common shares of NJMC and realized a gain on the sale of available-for-sale securities of $23,826.  The following table summarizes the Company’s available-for-sale equity securities:

	March 31,	September 30,
	2017	2016
Shares	2,272,800	3,000,000
Cost	$ 168,869	$ 222,900
Unrealized Gain	103,867	197,100
Fair Value	$ 272,736	$ 420,000

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (Unaudited)

NOTE 7 – ACCRUED EXPENSES:

As of March 31, 2017 and September 30, 2016,, we had accrued $250,850 and $299,000 in expenses, respectively, including $250,000 in costs recognized as financing transaction expense during the year ended September 30, 2015 as a result of a potential corporate transaction that was not completed.  The components of these accrued expenses are:

Description	March 31, 2017	September 30, 2016
Break fee for terminated transaction	$ 250,000	$ 250,000
Other expenses	850	49,000
Total accrued expenses	$ 250,850	$ 299,000

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

On January 13, 2017, we initiated a $1,250,000 private placement offering of Units of the Company at a price of $0.25 per Unit, with an over-allotment option to increase the offering by up to 20%, solely to persons who qualify as accredited investors (the "Offering").  The Offering was subsequently increased to total $2,000,000.

Each Unit in the Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.40 per share until the warrant expiration date of January 31, 2020.  The Company may accelerate the warrant expiration date, if the price of the Company’s common stock closes at or above $0.90 for twenty consecutive trading days.

During the three months ended March 31, 2017, we closed the sale of two tranches of the Offering.  In these two tranches, we sold a total of 6,155,000 Units at a price of $0.25 per unit for gross proceeds of $1,538,750.

As of March 31, 2017, we had received cash and subscriptions for the sale of 400,000 Units at a price of $0.25 for a total of $100,000 that would close in the final tranche of the Offering in April, 2017.

In April 2017, we closed the sale of the third and final tranche of the Offering.  In this final tranche, we sold a total of 1,845,000 Units at a price of $0.25 per unit for gross proceeds of $461,250.

In the aggregate for this Offering that closed on April 12, 2017, we sold 8,000,000 Units consisting of 8,000,000 shares of common stock and 8,000,000 warrants to purchase one share of common stock for $0.40 until January 31, 2020, at a price of $0.25 per Unit for gross proceeds of $2,000,000.

Stock Issued for Stock Options

We did not issue any stock pursuant to the exercise of stock options or stock unit awards during the three months or the six months ended March 31, 2017.

Warrants

During the three months ended March 31, 2017 and 2016, 6,155,000 and nil warrants were issued, respectively.  No warrants expired during the three months ended March 31, 2017 and 2016.  At March 31, 2017, there were 10,000,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019 and 6,155,000 warrants outstanding with an exercise price of $0.40 per share that expire on January 31, 2020.  In aggregate, as of March 31, 2017, there are 16,155,006 warrants outstanding at a weighted average exercise price of $0.31.

In April 2017, 1,845,000 warrants were issued with an exercise price of $0.40 per share that expire on January 31, 2020.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (Unaudited)

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK (continued):

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. Our board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.  There is no preferred stock issued as of March 31, 2017.

NOTE 9 – STOCK-BASED AWARDS:

During the six months ended March 31, 2017, 250,000 stock options with an exercise price of $0.33 and a five-year term were granted to a consultant company.  The options vest quarterly over a one-year period, including 25% of which (62,500 options) vested on the grant date.   The fair value of all of the options granted was $60,000 ($0.24 per option).  The fair value of the 62,500 options granted and vested during the three months ended March 31, 2017 was $15,000 and was classified as other general and administrative expense.  The value of the remaining 187,500 options is $45,000 and will be recognized evenly over the next three quarters as the options vest.  The value of the options was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Expected volatility	128.2%
Stock price on date of grant	$0.33
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.68%
Expected forfeiture rate	0%

For the six months ended March 31, 2017 and 2016, respectively, the total compensation cost of options and stock unit awards for employees was nil and $351,967, respectively.  These costs were classified under salaries and benefits expense.

For the six months ended March 31, 2017 and 2016, respectively, the total compensation cost of options for non-employees was $15,000 and nil, respectively.  These costs were classified under other general and administrative expense.

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2016	2,055,419	$0.56
Granted	250,000	$0.33
Exercised	-
Expired	(8,334)	$(6.48)
Outstanding at March 31, 2017	2,297,085	$0.51
Exercisable at March 31, 2017	2,109,585	$0.53

Weighted average fair value of options granted during the three months ended March 31, 2017		$0.24

Average remaining contractual term of options outstanding and exercisable at March 31, 2017 (years)		3.95

The aggregate of options exercisable as of March 31, 2017 had an intrinsic value of $149,375, based on the closing price of $0.48 per share of our common stock on March 31, 2017.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

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

A portion of our Eureka mineral claims are subject to a mining claim lease agreement dated November 1, 2012 with four individuals.  The initial term of the agreement is five years and may be extended for an additional five years and annually as long as mining operations are being conducted on the property on a continuous basis.  Under this agreement, we are obligated to make annual advance royalty payments of $15,000 per year.

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

Pursuant to the Amended Option Agreement at Talapoosa (see Note 5), we had an obligation to make a payment of $1 million by March 31, 2017, which payment was made.  There are also future payment and property expenditure obligations of $17.5 million, including $2 million due by March 31, 2018.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued):

Real Estate Lease Commitments

The Company has real estate lease commitments related to its facilities in Sparks, Nevada. As of March 31, 2017, lease obligations until the termination of the lease are $12,000.  The Company’s office in Coeur d’Alene, Idaho and its facility in Eureka, Nevada are rented on a month-to-month basis.

Total office lease and rental expense from continuing operations is included in the following line items in the consolidated statements of operations and comprehensive income (loss):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Mineral exploration expenses	$12,900	$15,000	$25,800	$31,050
Other general and administrative expenses	10,500	10,500	21,000	21,000
Total	$23,400	$25,500	$46,800	$52,050

Employment Agreements

There have been no recent interactions between the Company and its prior President and Chief Executive Officer regarding his dismissal and employment agreement.  No amounts have been accrued in the Company’s financial statements as of March 31, 2017 for severance benefits or claims as the Company is unable to estimate an amount, if any.

The Company has an employment agreement with an executive employee that requires certain termination benefits and payments in defined circumstances.

NOTE 11 –SUBSEQUENT EVENTS:

On April 20, 2017, we issued 40,000 common shares pursuant to the exercise of warrants sold in our 2016 private placement with an exercise price of $0.25 per share for total gross proceeds of $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three and six months ended March 31, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the United States Exchange Act of 1934, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements.”  Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

Recent Events

On October 19, 2016, we amended our property option agreement (the “Amended Agreement”) in which Gunpoint Exploration Ltd. (“Gunpoint”) had granted us an exclusive and irrevocable option (the “Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  Pursuant to the Amended Agreement, we have the right to exercise the Option to purchase the Project through March 31, 2019, subject to certain interim payments and cumulative project expenditures.  On March 31, 2017, we paid a $1 million cash payment to American Gold Capital US Inc. (“AGC”), a wholly owned subsidiary of Gunpoint, in satisfaction of the cash option payment due on March 31, 2017 pursuant to the Amended Agreement.  On April 13, 2017, upon approval by the TSX Venture Exchange, we issued one million shares of our common stock to AGC in satisfaction of the share payment due on March 31, 2017, pursuant to the Amended Agreement.  (See Note 5 to the Consolidated Financial Statements for further details of the transaction and the material terms of the Amended Agreement.)

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

Mineral Exploration

Talapoosa, Nevada

Talapoosa is a 14,870 acre district-scale property comprising U.S. Bureau of Land Management (“BLM”) claims, fee lands, and water rights.  Mineralized material at Talapoosa consists of 42.5 million tons of in-place bulk tonnage with an average grade of 0.03 ounces of gold per ton and 0.37 ounces of silver per ton at a gold cut-off of 0.013 ounces per ton of gold.  The project was fully permitted by Miramar Mining Corporation with the BLM and the State of Nevada in 1996, but remained undeveloped due to low prevailing metals prices.  The deposit is open on strike, and we believe potential exists to expand the quantity of mineralized material with additional exploration.  The Talapoosa project includes the 4 mile-long Appaloosa zone located one mile to the north of, and parallel to, the Talapoosa mineralized area.  The Appaloosa zone outcrops as epithermal-type sinter and breccia with vein fragments and is untested but for six historic, shallow drill holes.

In March, 2015, we completed a National Instrument 43-101 (“NI 43-101”) compliant Technical Report entitled “Technical Report and Resource Estimate on the Talapoosa Project, Nevada,” dated March 24, 2015 (the “Talapoosa Technical Report”) substantiating the mineralization for the Talapoosa project.  Upon completion of the Talapoosa Technical Report, we initiated an NI 43-101 Preliminary Economic Assessment (“PEA”) on the property.  Results of the PEA were released on April 27, 2015 and reported positive results on a potential open pit mine with heap-leach processing and Merrill Crowe recovery of gold and silver.  To support the PEA, we completed due diligence reviews on the gold and silver mineralization; historic studies including metallurgy, geotechnical pit wall stability, hydrology, geochemistry, mining methods, facility siting for the previously proposed operation, and mine permitting.  A metallurgical and geotechnical test program is currently in progress and is designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at the Talapoosa gold and silver deposit. The program has been designed to increase the already-substantial metallurgical test results incorporated into the Company’s PEA issued in May 2015.  We anticipate that the program will be completed in May 2017.

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

We also completed a positive review of assay data from historic drill holes in areas northwest and southeast of, and contiguous to, the Talapoosa mineralized area as defined in the PEA.  Results from historic drilling identify these areas as high priority drill targets for resource expansion as first noted in the NI 43-101 “Technical Report of the Talapoosa Project, Lyon County, Nevada, U.S.A.” effective September 17, 2010 and filed on SEDAR on October 12, 2010.  Northwest of the PEA pit area, an expansion target is defined where eight of nine historic drill holes spaced over a strike extent of approximately 2,000 feet (600 m) intercepted gold mineralization.  Historic drilling in this area intercepted mineralization in eight of the nine holes ranging from 75 feet (22.9 m) of 0.022 opt (0.75 g/t) gold and 0.439 opt (14.70 g/t) silver, to 205 feet (62.5 m) of  0.159 opt (5.43 g/t) gold and 0.80 opt (27.57 g/t) silver.

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

An on-going metallurgical and geotechnical test program continues to progress toward completion and is designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at the Talapoosa gold and silver deposit. The program has been designed to increase the already-substantial metallurgical test results incorporated into the Company’s PEA issued in May 2015.  We anticipate that the program will be completed during May 2017.  Preliminary results were released on January 31, 2017 on 4 drill core composite test samples that were crushed using high pressure grinding roll (“HPGR”) technology to -1.7mm (-10 mesh), and separated by screening into a fine fraction (-75µm or -200 mesh) and a coarse fraction (+75µm or +200 mesh).  Follow-up saturated permeability was tested on each coarse fraction test sample under simulated leach pad height with results indicating that acceptable levels of permeability would be maintained.  On-going gold and silver leach testing of the coarse fraction indicates recoveries comparable to historic estimates as utilized in the PEA.  The fine fraction material was also separately tested for simulated heap leach recovery with sample results indicating recovery of approximately 80% for gold and 55% for silver.

Follow-up work is planned in 2017, including additional Reverse Circulation (“RC”) drilling to test the mineralization expansion targets and core drilling to provide sufficient mineralized material to advance the metallurgical studies to a sufficient level to support detailed engineering design.  We also intend to initiate studies to update historic permits for the project to current standards.  These activities are expected to be completed as soon as possible, subject to availability of sufficient financing, which we estimate to be $2.5 million to complete the additional RC and core drilling and $0.75 million to undertake the updating of historic permits to current standards.  Pending availability of such financing, we expect to complete these activities and incorporate the results into a NI 43-101 compliant Preliminary Feasibility Study (“PFS”).  Subject to additional capital availability, the PFS could be completed by the end of 2018 at an additional cost of approximately $5 million.

There are no proven and probable reserves as defined under United States Securities and Exchange Commission’s Industry Guide 7 (“Guide 7”) at Talapoosa, and our activities there remain exploratory in nature.

Cautionary Note to U.S. Investors: The Talapoosa Technical Report and the PEA use the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Talapoosa Technical Report and the PEA in this Quarterly Report on Form 10-Q for informational purposes only, and the Technical Report and PEA are not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

Cautionary Note to U.S. Investors: The Lookout Mountain Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Lookout Mountain Technical Report in this Quarterly Report on Form 10-Q for informational purposes only, and the Lookout Mountain Technical Report is not incorporated herein by reference.  Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

During most of 2014, the Company limited exploration related activities to low cost field surveys including soil and rock sampling, drill site reclamation, site archeological surveys, and geologic mapping.  The mapping led to identification of new targets on each of the three structural zones of gold mineralization.  In December 2014, drilling resumed at Eureka with an initial test of one new target completed before year-end.  RC drill hole BHSE-171 identified a new zone of gold mineralization and intersected 25 feet of 0.144 ounces of gold per ton (“opt”) (7.62 meters (m) of 4.93 grams of gold per tonne (“g/t”)) within a longer 65-foot interval assaying 0.094 opt (19.82 m of 3.22 g/t) in the Lookout Mountain area.  This hole was offset 140 feet from BHSE-152 (drilled in 2012) which first encountered the new zone in 2012 but was not completed due to drilling difficulties.

In follow-up to the successful results in RC drill hole BHSE-171, two diamond drill core holes were completed in January, 2015.  BHSE-172 intersected 25.2 feet of 0.15 opt (7.7 m of 5.02 g/t) within an interval of 46.6 feet of 0.10 opt (14.2 m of 5.02 g/t).  BHSE-173 intercepted 57.4 feet of 0.06 opt (17.5 m @ 1.92 g/t).  The two core hole intercepts of the mineralized zone were offset approximately 140 feet from BHSE-171.  The intercepts are well-correlated, as the gold occurs in mineralized collapse breccia within the pyritic Dunderberg Shale-Hamburg Dolomite contact zone.  The intercepts are thought by Timberline geologists to be related to stratigraphic traps associated spacially with a higher-grade feeder system as recognized in many Carlin-type systems.

Two additional RC holes were completed as infill drilling within the existing resource area at Lookout Mountain.  Results were highlighted by hole BHSE-174, which intercepted 75.0 feet of 0.02 opt (22.9 m of 0.57 g/t) which is very consistent with surrounding intercepts.

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

In order to prioritize our resources toward the development of Talapoosa, no material exploration expenditures were incurred at the Eureka Project in 2016.  Unless financial resources become available, minimal expenditures are anticipated for 2017, with work expected to focus on reclamation of drill sites.

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

Results of Operations for the three months ended March 31, 2017 and 2016

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Exploration expenses:
Eureka	$4,138	$5,511	$15,840	$34,029
Talapoosa	31,969	15,309	26,137	61,408
Other exploration properties	285	(13,544)	40,143	50,526
Total exploration expenditures	36,392	7,276	82,120	145,963
Non-cash expenses:
Stock option and stock issuance expense	15,000	-	15,000	351,966
Income tax provision	11,632	-	32,632	-
Loss on sale of investment in JV	-	180,050	-	180,050
Gain on disposal of equipment	(2,500)	-	(2,500)	-
Gain on equipment exchanged for services	-	(25,644)	-	(25,644)
Equipment exchanged for services	-	-	-	29,603
Gain on sale of available-for-sale securities	(23,826)	-	(23,826)	-
Depreciation, amortization and accretion	1,843	1,755	3,598	5,406
Total non-cash expenses	2,149	156,161	24,904	541,381
Professional fees expenses	46,425	62,089	138,240	168,133
Salaries and benefits expenses	109,400	98,109	185,934	250,178
Interest and other income	(125)	(4,598)	793	(28,739)
Other general and administrative expenses	337,206	93,540	426,163	119,580
Net loss	$(531,447)	$(412,577)	$(858,154)	$(1,196,496)

Our consolidated net loss for the three months ended March 31, 2017 was $531,447, compared to a consolidated net loss of $412,577 for the three months ended March 31, 2016.  The year-over-year difference is primarily attributed to increased exploration activities at Talapoosa and marketing, finder’s fees, and listing-related fees primarily related to our financing in 2017.  Other general and administrative expenditures were higher in 2017 primarily related to increased costs related to marketing and financing activities.  We anticipate that the net loss and general and administrative expenditures will decrease in the upcoming quarter.  Exploration expenditures during the three months ended March 31, 2017 increased, as we continued our metallurgical testing at Talapoosa.  We anticipate that exploration expenditures will continue to be higher year-over-year in the next quarter, as we continue the metallurgical testing.

Our consolidated net loss for the six months ended March 31, 2017 was $858,154 compared to a consolidated net loss of $1,196,496 for the six months ended March 31, 2016.  The year-over-year cost reduction is primarily attributed to significantly decreased exploration activity in the six months ended March 31, 2017 which led to decreased manpower and lower overall costs, offset by higher stock option and stock issuance expense and the loss incurred related to the sale of our interest in Butte Highlands JV, LLC during the period ended March 31, 2016.  We anticipate that year-over-year exploration costs will stay lower throughout the fiscal year, unless additional capital is obtained to increase our exploration activities.  Exploration costs are expected to increase slightly for the nine months ended June 30, 2017, as we continue metallurgical testing at Talapoosa.  Other general and administrative expenditures were higher in 2017 primarily related to increased costs related to marketing and financing activities.  With reduced financing activity in the third quarter, we anticipate that general and administration expenditures will decrease and move closer to the 2016 year-over-year level of expenditures. Exploration expenditures during the six months ended March 31, 2017 decreased as we significantly reduced our exploration program expenditures due to our limited financial resources.  We anticipate that unless additional capital is obtained, exploration expenditures will remain lower for the nine months ending June 30, 2017 compared to 2016, but that the difference will narrow as we conduct metallurgical testing at Talapoosa.

Subject to adequate funding, in 2017, we expect to continue to incur exploration expenses for the advancement of Talapoosa and exploration at Eureka.

Financial Condition and Liquidity

At March 31, 2017, we had assets of $17,886,232, consisting of cash in the amount of $245,350; property, mineral rights and equipment, net of depreciation of $17,013,719, restricted cash held for exploration bonds of $314,982, common stock of NJMC valued at $272,376, and other assets in the amount of $39,805.

During the six months ended March 31, 2017, we received $379,175 as the result of partial reductions of the required reclamation bond amounts for our projects due to non-use of land and successful reclamation.  Pursuant to our request, the Bureau of Land Management (“BLM”) inspected the projects and authorized the return of the unobligated portion of our reclamation bonds, due to fewer acres being disturbed than the acreage for which the bond had been required.

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

At March 31, 2017, we had working capital of $209,864.  As of the date of this report, we have approximately $280,000 outstanding in current liabilities and a cash balance of approximately $630,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern, meet our Talapoosa option and property expenditure obligations and execute our business plan for the next 12 months without receiving significant additional capital.  We estimate that in order to meet our minimum obligations to maintain the Talapoosa option and continue as a going concern for the next twelve months, we need to raise at least $3 million during the next year, and to conduct our planned exploration program for the Talapoosa project for the next twelve months would require an estimated additional $5 million.  Therefore, we expect to engage in financial transactions to increase our cash balance and/or decrease our cash obligations in the near term, which may include equity financings, refunds of excess restricted cash held for exploration bonds, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

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

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  Over the past year, we significantly curtailed our corporate, exploration and other expenditures, however, we recognize that we will still require additional funding to provide sufficient capital to meet our Talapoosa option obligations, fund our planned, non-discretionary expenditures for the next 12 months, and maintain our primary mineral properties.  If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

In April 2017, we closed a non-brokered private placement of 8,000,000 units at a price of $0.25 per unit for gross proceeds of $2,000,000.  Each unit in the offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.40 per share until January 31, 2020.  The Company may accelerate the warrant expiration date, if the price of the Company’s common stock closes at or above US$0.90 for twenty consecutive trading days.  The private placement offering was completed under Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualify as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the SEC on December 20, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All sales of unregistered equity securities during the fiscal quarter covered by this Quarterly Report on Form 10-Q were previously reported on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2017, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
4.3	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.4*	Form of Warrant Agreement for March and April 2017 Offering of Units
10.1+	Offer Letter with CFO, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 11, 2017
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002https://www.sec.gov/divisions/corpfin/ecfrlinks.shtml (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

+ - Management Compensatory Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: May 12, 2017
By: /s/ Randal L. Hardy ___________________________________ Randal L. Hardy Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 12, 2017

25