Form 10-Q
period 2017-06-30
Timberline Resources Corp
filed 2017-08-08
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Number of shares of issuer’s common stock outstanding at August 7, 2017: 33,146,952

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	September 30, 2016
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$469,270	$82,275
Prepaid expenses and other current assets	25,623	15,237
Accounts receivable	2,633	-
Available-for-sale equity securities	-	420,000
TOTAL CURRENT ASSETS	497,526	517,512

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	17,062,519	15,482,719

OTHER ASSETS:
Restricted cash	288,982	694,157
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	298,732	703,907

TOTAL ASSETS	$17,858,777	$16,704,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,679	$53,665
Accrued expenses	265,000	299,000
Accrued payroll, benefits and taxes	31,384	21,750
TOTAL CURRENT LIABILITIES	333,063	374,415

LONG-TERM LIABILITIES:
Asset retirement obligation	151,097	145,656
TOTAL LONG-TERM LIABILITIES	151,097	145,656

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 33,146,952 and 24,106,952 shares issued and outstanding, respectively	33,147	24,107
Additional paid-in capital	70,393,144	67,924,709
Accumulated deficit	(53,051,674)	(51,892,864)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities, net of tax	-	128,115
TOTAL STOCKHOLDERS' EQUITY	17,374,617	16,184,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,858,777	$16,704,138

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

OPERATING EXPENSES:
Mineral exploration	$34,964	$34,129	$117,084	$180,092
Salaries and benefits	92,010	56,545	277,944	658,689
Professional fees	52,771	67,396	191,011	235,529
Insurance expense	24,585	18,256	68,228	27,393
Gain on equipment exchanged for services	-	-	-	(25,644)
Gain on disposal of equipment	-	-	(2,500)	-
Loss on sale of investment in joint venture	-	-	-	180,050
Other general and administrative	160,829	296,842	561,947	442,294
TOTAL OPERATING EXPENSES	365,159	473,168	1,213,714	1,698,403

LOSS FROM OPERATIONS	(365,159)	(473,168)	(1,213,714)	(1,698,403)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	585	9,499	(213)	14,189
Gain on sale of available-for-sale securities	100,260	5,000	124,086	5,000
Related party financing fees	-	(5,200)	-	(5,200)
Miscellaneous other income	11	1	16	24,050
TOTAL OTHER INCOME (EXPENSE)	100,856	9,300	123,889	38,039

LOSS BEFORE INCOME TAXES	(264,303)	(463,868)	(1,089,825)	(1,660,364)

INCOME TAX PROVISION (BENEFIT)	36,353	-	68,985	-

NET LOSS	(300,656)	(463,868)	(1,158,810)	(1,660,364)

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized gain (loss) on available-for-sale equity securities, net of tax	(8,276)	30,000	(47,275)	77,100
Reclassification of (gain) on available-for-sale securities sold	(59,239)	-	(80,840)	-
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(67,515)	30,000	(128,115)	77,100

COMPREHENSIVE LOSS	$(368,171)	$(433,868)	$(1,286,925)	$(1,583,264)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.04)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	31,918,655	16,127,922	27,086,018	14,331,978

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,810)	$(1,660,364)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	1,981
Deferred income tax provision	68,985	-
Gain on disposal of equipment	(2,500)	-
Stock-based compensation	30,000	351,967
Accretion of asset retirement obligation	5,441	5,181
Gain on sale of available-for-sale securities	(124,086)	(5,000)
Equipment exchanged for services	-	29,603
Gain on equipment exchanged for services	-	(25,644)
Loss on sale of investment in joint venture	-	180,050
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,386)	(10,717)
Accounts receivable	(2,633)	-
Joint venture receivable	-	5,761
Accounts payable	(16,986)	(172,884)
Accrued expenses	(34,000)	(19,969)
Accrued payroll, benefits and taxes	9,634	(106,908)
Net cash used by operating activities	(1,235,341)	(1,426,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(1,099,800)	(118,400)
Proceeds from disposal of equipment	2,500	-
Proceeds from sale of available-for-sale securities	346,986	5,000
Proceeds from sale of investment in joint venture	-	225,000
Refund of reclamation and road use bonds	405,175	85,005
Net cash provided (used) by investing activities	(345,139)	196,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	1,957,475	1,500,000
Proceeds from related party notes	-	52,000
Payments on related party notes	-	(52,000)
Proceeds from exercise of warrants	10,000	-
Net cash provided by financing activities	1,967,475	1,500,000

Net increase in cash and cash equivalents	386,995	269,662

CASH AT BEGINNING OF PERIOD	82,275	500,965

CASH AT END OF PERIOD	$469,270	$770,627

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Available-for-sale equity securities received for investment in joint venture	-	$222,900
Common stock issued for mineral rights	$480,000	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The consolidated financial statements for the three and nine month periods ended June 30, 2017 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of June 30, 2017 and 2016, would be as follows:

	2017	2016
Stock options	2,253,334	360,419
Warrants	17,960,006	10,012,506
Total possible dilution	20,213,340	10,372,925

At June 30, 2017 and 2016, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

	June 30, 2017	September 30, 2016	Input Hierarchy Level
Assets:
Cash	$469,270	$82,275	Level 1
Restricted cash	288,982	694,157	Level 1
Available-for-sale equity securities	-	420,000	Level 1

NOTE 4 – RESTRICTED CASH:

Cash that is restricted as to withdrawal or use under the terms of certain contractual arrangements, generally with regulatory agencies, is recorded in Other Assets as Restricted cash on our balance sheet.

During the three months ended June 30, 2017 and the nine months ended June 30, 2017, we received $26,000 and $405,175, respectively, as the result of partial reductions of the required reclamation bond amount projects in Nevada due to non-use and reclamation of land.  Pursuant to our request, the Bureau of Land Management (“BLM”) inspected the projects and authorized the return of the unobligated portion of our reclamation bonds due to completed reclamation and less acres being disturbed than the acreage for which the bond had been required.  Because the bond return for our Eureka project was for undisturbed land, there is no impact on our asset retirement obligation liability.

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

As consideration for the Option, we issued two million (2,000,000) shares of common stock and paid $300,000 in cash.  The common stock was valued at fair value on the Effective Date and combined with the cash payments of $300,000 for total consideration of $1,500,000.  The common stock was issued on March 31, 2015 into escrow with periodic releases to Gunpoint.  The shares are irrevocable and were released to Gunpoint as follows:  25% on September 12, 2015; 25% on March 12, 2016; 25% on September 12, 2016; and 25% on March 12, 2017.  All of the shares have been released from escrow.  Gunpoint will retain the total of 2,000,000 shares, even if we do not exercise the Option.

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

During the three months ended June 30, 2017, we issued one million common shares of the Company that were due on March 31, 2017.  Management had determined the best measure of the fair value of the common shares was the closing price of the Company’s common stock on the OTCQB market on March 31, 2017, which was $0.48 per share.  Accordingly, in the quarter ended March 31, 2017, $480,000 had been recorded as an increase to property, mineral rights, and equipment, net and was accrued as common stock payable.  In the quarter ended June 30, 2017, the value of the common stock issued was recorded as equity, offsetting the common stock payable from the prior quarter.

NOTE 6 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

As of June 30, 2017 and September 30, 2016, available-for-sale equity securities were comprised of nil and 3,000,000 shares of common stock, respectively, in New Jersey Mining Company (“NJMC”) (the “NJMC Shares”) that we received in January 2016 as partial consideration of the sale of our 50% interest in Butte Highlands JV, LLC.  During the three-month and nine-month periods ended June 30, 2017, we sold 2,272,800 and 3,000,000 NJMC Shares, respectively, and realized gain on the sale of available-for-sale securities of $100,260 and $124,086, respectively.

NOTE 7 – ACCRUED EXPENSES:

As of June 30, 2017 and September 30, 2016, we had accrued $265,000 and $299,000 in expenses, respectively, including $250,000 in costs recognized as financing transaction expense during the year ended September 30, 2015, as a result of a potential corporate transaction that was not completed.  The components of these accrued expenses are:

Description	June 30, 2017	September 30, 2016
Break fee for terminated transaction	$ 250,000	$ 250,000
Other expenses	15,000	49,000
Total accrued expenses	$ 265,000	$ 299,000

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

During the three months ended June 30, 2017, we closed the sale of the third and final tranche of the Offering.  In this final tranche, we sold a total of 1,845,000 Units at a price of $0.25 per unit for gross proceeds of $461,250.

In the aggregate for this Offering that closed on April 12, 2017, we sold 8,000,000 Units consisting of 8,000,000 shares of common stock and 8,000,000 warrants to purchase one share of common stock for $0.40 until January 31, 2020, at a price of $0.25 per Unit for gross proceeds of $2,000,000.  On May 26, 2017, we filed a Registration Statement on Form S-1 (the “Registration Statement”) (SEC File No. 333-218289) covering the resale from time to time of shares of our common stock issued in this Offering, and shares issuable upon exercise of the warrants included in this Offering, by the persons listed in the Prospectus as “Selling Shareholders”.  The Registration Statement was declared effective by the Securities and Exchange Commission on June 27, 2017.

Stock Issued for Property Option Agreement

During the three months ended June 30, 2017, pursuant to a property option agreement (Note 5), we issued one million restricted common shares of the Company with a value of $480,000, based upon the last trading price of our common stock on the payment due date of March 31, 2017.

Warrants

During the nine months ended June 30, 2017, 8,000,000 warrants were issued and 40,000 warrants were exercised.  During the nine months ended June 30, 2017, we issued 40,000 common shares pursuant to the exercise of warrants sold in our 2016 private placement with an exercise price of $0.25 per share for total gross proceeds of $10,000.  No warrants expired during the nine months ended June 30, 2017.  At June 30, 2017, there were 9,960,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019 and 8,000,000 warrants outstanding with an exercise price of $0.40 per share that expire on January 31, 2020.  In aggregate, as of June 30, 2017, there are 17,960,006 warrants outstanding at a weighted average exercise price of $0.32.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. Our board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.  There is no preferred stock issued as of June 30, 2017.

NOTE 9 – STOCK-BASED AWARDS:

During the nine months ended June 30, 2017, 250,000 stock options with an exercise price of $0.33 and a five-year term were granted to a consultant company.  The fair value of all of the options granted was $60,000 ($0.24 per option).  The options vest quarterly over a one-year period, including 25% of which (62,500 options) vested on March 15, 2017 (the grant date) and an additional 25% (62,500 options) vested on June 15, 2017.   The fair value of the 62,500 options that vested during the three months ended June 30, 2017 was $15,000 and was classified as other general and administrative expense.  The value of the remaining 125,000 options is $30,000 and will be recognized evenly over the next two quarters as the options vest.  The value of the options was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

NOTE 9 – STOCK-BASED AWARDS (continued):

Expected volatility	128.2%
Stock price on date of grant	$0.33
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.68%
Expected forfeiture rate	0%

During the nine months ended June 30, 2016, 43,837 stock options and 675,000 stock unit awards were granted to certain employees by the Company’s Board of Directors and vested immediately.  Stock unit awards were awards granted under the Company’s 2015 Stock and Incentive Plan which were payable in common shares of the Company upon the occurrence of certain events, achievement of certain milestones, or at a future date.  The fair value of the stock unit awards was determined by the closing price of the Company’s common stock on the NYSE MKT on the grant date.  The fair value of the option awards granted during the nine months ended June 30, 2016 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Expected volatility	110.4%
Stock price on date of grant	$0.50
Expected dividends	-
Expected term (in years)	3
Risk-free rate	0.90%
Expected forfeiture rate	0%

For the nine months ended June 30, 2017 and 2016, respectively, the total compensation cost of options and stock unit awards for employees was nil and $351,967, respectively.  These costs were classified under salaries and benefits expense.

For the nine months ended June 30, 2017 and 2016, respectively, the total compensation cost of options for non-employees was $30,000 and nil, respectively.  These costs were classified under other general and administrative expense.

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2016	2,055,419	$0.56
Granted	250,000	0.33
Exercised	-
Expired	(52,085)	(5.98)
Outstanding at June 30, 2017	2,253,334	$0.41
Exercisable at June 30, 2017	2,128,334	$0.41

Weighted average fair value of options granted during the nine months ended June 30, 2017		$0.24

Average remaining contractual term of options outstanding and exercisable at June 30, 2017 (years)		3.67

The aggregate of options exercisable as of June 30, 2017 had an intrinsic value of $3,750, based on the closing price of $0.36 per share of our common stock on June 30, 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of our Lookout Mountain mineral claims are subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, as amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Under this agreement, we are obligated to make advance royalty payments of $6,000 per month.

A portion of our Eureka mineral claims are subject to two mining leases with purchase option agreements dated July 12, 2012 with Silver International, Inc.  The initial term of each of the agreements is ten years and may be extended for four additional periods of five years each.  Under these agreements, we are obligated to make advance royalty payments of $10,000 per annum.

A portion of our Eureka mineral claims are subject to a mining claim lease agreement dated November 1, 2012 with four individuals.  The initial term of the agreement is five years and may be extended for an additional five years and annually as long as mining operations are being conducted on the property on a continuous basis.  Under this agreement, we are obligated to make advance royalty payments of $15,000 per year.

A portion of the Talapoosa mineral claims is subject to a mining lease and option to purchase agreement dated June 21, 2011 with The Nevada Bighorns Foundation.  The initial term of the agreement is 20 years and may be extended for an additional 20 years and thereafter as long as minimum payments are being paid and exploration, development or mining activities are taking place.  Under this agreement, we are obligated to make annual minimum payments of $10.00 per acre ($12,800) through June 21, 2020, increasing by $5.00 per acre in 2021 and every five years thereafter, subject to a maximum annual payment of $30.00 per acre.

A portion of the Talapoosa mineral claims are subject to a mining lease with option to purchase agreement dated June 2, 1997 with Sario Livestock Company.  The initial term of the agreement is 20 years and may be extended for an additional period of 20 years.  This agreement was amended in June 2017.  Under the amended terms of this agreement, we made a minimum royalty payment of $18,000 in June 2017, and we are obligated to make minimum royalty payments of $21,000 in June 2018 and $24,000 in June 2019.  If the lease agreement is extended beyond June 2020, the minimum royalty payments increase to $54,000 per year.

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

Pursuant to the Amended Option Agreement at Talapoosa (see Note 5), we had an obligation to make a payment of $1 million by March 31, 2017, which payment was made.  There are also future payment and property expenditure obligations of $17.5 million, including $2 million due by March 31, 2018 and $8 million due by March 31, 2019.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued):

Real Estate Lease Commitments

The Company has real estate lease commitments related to its facilities in Sparks, Nevada. As of June 30, 2017, lease obligations until the termination of the lease are $3,000.  The Company’s office in Coeur d’Alene, Idaho and its facility in Eureka, Nevada are rented on a month-to-month basis.

Total office lease and rental expense from continuing operations is included in the following line items in the consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Mineral exploration expenses	$12,900	$12,900	$38,700	$43,950
Other general and administrative expenses	10,500	10,500	31,500	31,500
Total	$23,400	$23,400	$70,200	$75,450

Employment Agreements

There have been no recent interactions between the Company and its prior President and Chief Executive Officer regarding his dismissal in January 2016 and his employment agreement.  No amounts have been accrued in the Company’s financial statements as of June 30, 2017 for severance benefits or claims as the Company is unable to estimate an amount, if any.

The Company has an employment agreement with an executive employee that requires certain termination benefits and payments in defined circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three and nine months ended June 30, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

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

• expected future financing, strategic and other transactions and the anticipated outcomes;

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

An on-going metallurgical and geotechnical test program has progressed to near-completion and is designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at the Talapoosa gold and silver deposit. The program has been designed to increase the already-substantial metallurgical test results incorporated into the Company’s PEA issued in May 2015.

 Preliminary results were released on January 31, 2017 on 4 drill core composite test samples that were crushed using high pressure grinding roll (“HPGR”) technology to -1.7mm (-10 mesh), and separated by screening into a fine fraction (-75µm or -200 mesh) and a coarse fraction (+75µm or +200 mesh).  Follow-up saturated permeability was tested on each coarse fraction test sample under simulated leach pad height with results indicating that acceptable levels of permeability would be maintained.  On-going gold and silver leach testing of the coarse fraction indicates recoveries comparable to historic estimates as utilized in the PEA.  The fine fraction material was also separately tested for simulated heap leach recovery with sample results indicating recovery of approximately 80% for gold and 55% for silver.  Gold and silver leach testing was continued through mid-2017.  At the present time, a report with final results is pending from the metallurgical laboratory.

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

Results of Operations for the three and nine months ended June 30, 2017 and 2016

Consolidated Results

(US$)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Exploration expenses:
Eureka	$5,401	$9,198	$25,379	$43,227
Talapoosa	29,405	20,879	87,510	82,287
Other exploration properties	158	4,052	4.195	54,578
Total exploration expenditures	34,964	34,129	117,084	180,092
Non-cash expenses:
Stock-based compensation	15,000	-	30,000	351,966
Income tax provision	36,353	-	68,985	-
Loss on sale of investment in JV	-	-	-	180,050
Gain on equipment exchanged for services	-	-	-	(25,644)
Gain on sale of available-for-sale securities	(100,260)	-	(124,086)	-
Depreciation, amortization and accretion	1,843	1,755	5,441	7,161
Total non-cash expenses	(47,064)	1,755	(19,660)	513,533
Professional fees expenses	52,771	67,396	191,011	235,529
Insurance expenses	24,585	18,256	68,228	27,393
Salaries and benefits expenses	92,010	56,545	277,944	306,723
Interest and other (income) expenses	(596)	(14,500)	197	(38,039)
Other general and administrative expenses	143,986	300,287	524,006	435,133
Net loss	$(300,656)	$(463,868)	$(1,158,810)	$(1,660,364)

Our consolidated net loss for the three months ended June 30, 2017 was $300,656, compared to a consolidated net loss of $463,868 for the three months ended June 30, 2016.  The year-over-year difference is primarily attributed to gain on the sale of available-for-sale securities in 2017 and increased marketing and consulting expenses in 2016.  Other general and administrative expenditures were higher in 2016 primarily related to increased costs related to marketing and financing activities during the quarter ended June 30, 2016.  We anticipate that the net loss will increase without the gains on sales of securities in the upcoming quarter, and general and administrative expenditures may increase, subject to transaction activity.  Exploration expenditures during the three months ended June 30, 2017 remained flat compared to the same period in 2016 with no significant exploration activity.  We anticipate that exploration expenditures will continue to be higher year-over-year in the next quarter, subject to available capital, as we advance toward development at Talapoosa.

Our consolidated net loss for the nine months ended June 30, 2017 was $1,158,810 compared to a consolidated net loss of $1,660,364 for the nine months ended June 30, 2016.  The year-over-year cost reduction is primarily attributed to significantly lower stock option expenses in the current period and the loss incurred related to the sale of our interest in Butte Highlands JV, LLC during the period ended June 30, 2016.  We also had a gain on the sale of available-for-sale securities during the 2017 period.  We anticipate that year-over-year exploration costs will remain low throughout the fiscal year, unless additional capital is obtained to increase our exploration activities.  Exploration costs are expected to remain relatively flat with no significant exploration activity planned until additional capital is obtained.  Other general and administrative expenditures were higher in 2017, primarily related to increased costs related to marketing and financing activities during the nine months ended June 30, 2017.  We anticipate that general and administrative expenditures may increase, subject to transaction activity. Exploration expenditures during the nine months ended June 30, 2017 decreased, as we reduced our exploration program expenditures due to our limited financial resources.  We anticipate that until additional capital is obtained, exploration expenditures will remain lower for the fiscal year ending September 30, 2017 compared to 2016, but we expect that the difference will narrow, subject to available capital, as we advance toward development at Talapoosa.

Subject to adequate funding, in 2017, we expect to continue to incur exploration expenses for the advancement of Talapoosa and exploration at Eureka.

Financial Condition and Liquidity

At June 30, 2017, we had assets of $17,858,777, consisting of cash in the amount of $469,270; property, mineral rights and equipment, net of depreciation of $17,062,519, restricted cash held for exploration bonds of $288,982, and other assets in the amount of $38,006.

During the nine months ended June 30, 2017, we received $405,175 as the result of partial reductions of the required reclamation bond amounts for our projects due to non-use of land and successful reclamation.  Pursuant to our request, the Bureau of Land Management (“BLM”) inspected the projects and authorized the return of the unobligated portion of our reclamation bonds, due to fewer acres being disturbed than the acreage for which the bond had been required.

During the nine months ended June 30, 2017, we received $346,986 as the result of the sales of common stock of New Jersey Mining Company (“NJMC”) that we had received in January 2016 related to the sale of our interest in Butte Highlands JV, LLC.  We have no remaining NJMC common stock.

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

At June 30, 2017, we had working capital of $164,463.  As of the date of this report, we have approximately $280,000 outstanding in current liabilities and a cash balance of approximately $250,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern, meet our Talapoosa option and property expenditure obligations and execute our business plan for the next 12 months without receiving significant additional capital.  We estimate that in order to meet our minimum obligations to maintain the Talapoosa option and continue as a going concern for the next twelve months, we need to raise at least $3 million during the next year, and to conduct our planned exploration program for the Talapoosa project for the next twelve months would require an estimated additional $5 million.  Therefore, we expect to engage in financial transactions to increase our cash balance and/or decrease our cash obligations in the near term, which may include equity financings, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

We are working to increase and maintain sufficient working capital by prioritizing our expenditures toward added-value activities and advancing transactions aimed at improving our cash position.  We have implemented significant cost-cutting measures, reduced staff, and curtailed discretionary exploration expenditures to preserve cash.  We are also working to increase our working capital by exploring multiple financing alternatives to fund the execution of our business plan.

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

We plan, as funding allows, to follow-up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of various other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  We are revising our corporate and exploration budgets, based upon potential funding opportunities with a focus on the advancement of the Talapoosa pre-feasibility study.  We recognize that we will require additional funding in order to execute our operating plans and advance toward development of our properties.

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

In April 2017, we closed a non-brokered private placement of 8,000,000 units at a price of $0.25 per unit for gross proceeds of $2,000,000.  Each unit in the offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.40 per share until January 31, 2020.  The Company may accelerate the warrant expiration date, if the price of the Company’s common stock closes at or above US$0.90 for twenty consecutive trading days.  The private placement offering was completed under Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualify as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.  On May 26, 2017, we filed a Registration Statement on Form S-1 (the “Registration Statement”) (SEC File No. 333-218289) covering the resale from time to time of shares of our common stock issued in this Offering, and shares issuable upon exercise of the warrants included in this Offering, by the persons listed in the Prospectus as “Selling Shareholders”.  The Registration Statement was declared effective by the Securities and Exchange Commission on June 27, 2017.

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

Management determined that the Company’s disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting due primarily to minimal staffing at the Company and the resulting weakness related to appropriate segregation of duties. While the Company does adhere to a system of internal controls and processes that were designed and implemented by a respected, national accounting firm, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness.  Subject to available capital, we anticipate improving the effectiveness of our disclosure controls and procedures on a long-term basis by increasing staffing levels and segregating certain duties.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2017, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: August 7, 2017
By: /s/ Randal L. Hardy ___________________________________ Randal L. Hardy Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 7, 2017

25