Form 10-K
period 2017-09-30
Timberline Resources Corp
filed 2017-12-20
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2017, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $13,652,590. This figure is based on the closing sale price of $0.48 per share of the Registrant’s common stock on March 31, 2017 on the OTCQB.

Number of shares of Common Stock outstanding as of December 19, 2017:  35,437,819

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

3

ITEM 1. DESCRIPTION OF BUSINESS

3

ITEM 1A.  RISK FACTORS

7

ITEM 1B. UNRESOLVED STAFF COMMENTS

14

ITEM 2. DESCRIPTION OF PROPERTIES

15

ITEM 3.  LEGAL PROCEEDINGS

29

ITEM 4.  MINE SAFETY DISCLOSURES

29

PART II

30

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER

PURCHASES OF EQUITY SECURITIES

30

ITEM 6. SELECTED FINANCIAL DATA

31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATION

32

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

35

ITEM 8.  FINANCIAL STATEMENTS

36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

56

ITEM 9A. CONTROLS AND PROCEDURES

56

ITEM 9B. OTHER INFORMATION

57

PART III

58

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

58

ITEM 11. EXECUTIVE COMPENSATION

58

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

58

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

58

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

58

PART IV

58

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

58

SIGNATURES

61

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including TDI (where applicable prior to its sale), Staccato Gold, BH Minerals, Wolfpack US, and Talapoosa Development Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the various provisions of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

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

PART I

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports referenced in this Annual Report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended; however, these terms are not defined terms under the United States Securities and Exchange Commission’s (the “SEC”) Industry Guide 7 (“Guide 7”) and are normally not permitted to be used in reports and registration statements filed with the SEC. Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by Guide 7 standards as in place tonnage and grade without reference to unit measures. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those technical reports in this Annual Report for informational purposes only, and such reports are not incorporated herein by reference. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into Guide 7 compliant reserves.

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

In February 2004, our name was changed to Timberline Resources Corporation.  Since the reorganization, we have been in an exploration stage evaluating, acquiring, and exploring mineral prospects with potential for economic deposits of precious and base metals.  We define a prospect as a mining property, the value of which has not been determined by exploration. In August 2008, we reincorporated into the State of Delaware pursuant to a merger agreement approved by our shareholders.

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

On March 31, 2017, we paid the Talapoosa option payment of $1 million, and on April 13, 2017 we issued 1 million common shares, both of which were interim payments due to a subsidiary of Gunpoint pursuant to our option agreement to acquire a 100% interest in the Talapoosa project in western Nevada.

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

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  We may enter into joint venture agreements with other companies to fund further exploration and/or development work.  It is our plan to focus on assembling a high quality group of gold and silver exploration prospects using the experience and contacts of the management group.  By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  We will place geographic emphasis on the western United States, and Nevada in particular.

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

Portions of our mineral properties at September 30, 2017 are owned by third parties and leased to us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Talapoosa (Gunpoint Option Agreement)	Sierra Denali Minerals Inc.	26	~ 520 acres	5% NSR; Minimum Annual Payment of $35,000 and $40,000 deferred annually to be paid from proceeds from production
Talapoosa (Gunpoint Option Agreement)	Sario Livestock Company	Section 27, 29, & 33	1,920 acres	4.5% NSR; $30,000 annual Advance Minimum Royalty Payment; Option to acquire 100% of the property for $1 million per section
Talapoosa (Gunpoint Option Agreement)	Sario Livestock Company	Section 35	640 acres	4.5% NSR; $21,000 - $24,000 annual Advance Minimum Royalty Payment; Option to acquire 100% of the property for $1 million
Talapoosa (Gunpoint Option Agreement)	The Nevada Bighorns Unlimited Foundation	Fee Land	1,280 acres

2% NSR if gold price is $1,000/oz. or less, or 3% NSR if gold price is greater than $1,000/oz.;  Minimum Annual Payment of $12,800 increasing every 5 years; Option to acquire 100% of the property for $1 million

New York Canyon (Eureka)	Smith Family	2	17 acres	3% to 5% NSR; Advance royalty payments of $15,000 annually. Lease was not renewed in October 2017.
Hoosac (Eureka)	Silver International	10	207 acres	1% NSR; Advance royalty payments of $10,000 annually; Option to purchase property during lease term for $2,000,000.
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres	3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.

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

Our Employees

We are an exploration company and currently have 2 full-time employees.  Management expects to hire staff and additional management as necessary for implementation of our business plan.

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

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding.  In 2015, gold traded between approximately $1,050 and $1,296, and in 2016, gold traded between approximately $1,077 and $1,366.  In 2017, gold has traded between approximately $1,151 and $1,346.  The price of gold was $1,261 on December 18, 2017.  All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2015, silver traded between approximately $13.71 and $18.23, and in 2016 silver traded between approximately $13.58 and $20.71.  In 2017, silver has traded between approximately $15.22 and $18.56.  The price of silver was $16.09 on December 18, 2017.  All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

Failure to successfully address the risks and uncertainties described below could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment.  We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

We currently have no historical recurring source of revenue, and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include engaging in a strategic transaction which may include selling the Company or any or all of its assets, entering into joint venture arrangements regarding our assets, financing our future operations through sales of our common stock and/or debt and/or the eventual profitable exploitation of our mining properties. As of the date of this report, we have negative working capital.  Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

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

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004.  Since 2004 we have not yet established any mineral reserves.  As a result, we have not had any revenues from our exploration division. However, we have had a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years.  In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•

$1,645,800 for the year ended September 30, 2017;

•

$2,757,242 for the year ended September 30, 2016;

•

$4,372,448 for the year ended September 30, 2015; and

•

$2,777,886 for the year ended September 30, 2014;

We had an accumulated deficit of approximately $54 million as of September 30, 2017. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.   We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Risks Associated with Mining and Exploration

Our Talapoosa Project is subject to certain future cash payments for us to maintain the option and earn a 100% interest in the project.  If we fail to make these payments and cannot otherwise negotiate an amendment to the option terms, the project would revert to its current owner and we would lose our investments in the project.

Pursuant to our amended option agreement with the current owner of the Talapoosa project, during the amended option period we are required to make the following expenditures and stock issuances:

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

We do not currently have sufficient cash on hand to cover the March 31, 2018 cash payment.  If we are unable to raise sufficient funds through capital raising activities or through bringing in a project partner prior to the payment date, we may default under the option agreement.  Further, we may not have sufficient funds to meet our other future payment obligations at the time they become due and payable under the amended agreement terms. If we are unable to and we are unable to make the required payments by the specified payment dates and we are unable to negotiate an extension or new payments terms, we would default under the option agreement and risk having the project revert back to the current owner and our investments in the project would be lost, which could have a materially adverse impact on our financial condition and the value of our common stock.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration.  A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Corvus Gold Inc. (KOR.TO), Liberty Gold Corp. (LGD.TO), Gold Standard Ventures Corp. (GSV), Rye Patch Gold Corp. (RPM.V), Canamex Resources Corp. (CSQ.V), and Solitario Exploration and Royalty Corp. (XPL).

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

Risks Related to Our Company

Minimal staffing may be reasonably likely to materially affect the Company’s internal control over financial reporting

With a very limited staff, it is difficult to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to the significance of segregation of duties to the preparation of reliable financial statements, this weakness may result in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements not be prevented or detected.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors.  Additionally, our Code of Ethics does address areas of possible conflicts of interest.  As of the date of filing of this report, we had two independent directors on our board of directors (Leigh Freeman and Paul Zink).  We have formed three committees to ensure our legal compliance.  We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.”  We also formed a compensation committee comprised entirely of independent directors and a corporate governance and nominating committee, a majority of which is comprised of independent directors.  At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes.

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

We have not generated material revenue from exploration since the commencement of our exploration stage in January 2004.  In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale and issuance of additional shares, including, but not limited to, raising finances to explore our properties. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs at any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares and stock unit awards as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options and warrants granted that are exercisable into 20,193,340 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 38% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

We are subject to the continued listing criteria of the TSX-V and our failure to satisfy these criteria may result in delisting of our shares of common stock .

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

American Gold is the registered, legal and beneficial owner or lessee of the Talapoosa Claims free and clear of any encumbrances, agreements, adverse claims, royalties, profit interests or other payments in the nature of a royalty, recorded or unrecorded.  However, the unpatented mining claims are located on land controlled by the US Department of the Interior Bureau of Land Management (BLM), which required annual mining claim maintenance fees to be timely paid by the end of August.

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

Talapoosa Mining, Inc. leased 26 unpatented mining claims from the estates of Alexander von Hafften and Sebelle Harden von Hafften in a lease originally dated July 14, 1990, and amended on August 25, 1998. These claims are now owned by Sierra Denali Minerals and leased by American Gold. Based on the 1998 amendment, the annual minimum payment was $75,000; however, until payment of a production royalty begins, the minimum annual payment due was $25,000 with the difference to be considered a deferred payment until commencement of production royalty payments. As described by Devenyns (2007), “beginning in the first lease year following the commencement of production royalty payments from the Project, the deferred payments would be paid at the rate of $75,000 per year from proceeds of products mined from the entirety of the Project until the total of the deferred amounts was paid. Payments of the deferred amounts were in addition to the minimum payments.” As of July 14, 2017, including the deferral of $40,000 of that year’s minimum annual payment, the current total deferral amount is $880,000. Annual mining lease payments have been timely made, and the mining lease is considered to be in good standing.

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

•

Acknowledgement that through July 14, 2010, the deferred payment balance is $635,000, which has since been re-calculated to be $880,000 through July 14, 2017.

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

Mineralization

The mineralization was divided into the following domains, separated by north-northwest fault, for the purpose of mineralization modeling.

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

The deposit is open on strike, and we believe potential exists to expand the quantity of mineralized material with additional exploration.  The acquisition includes the 4 mile-long Appaloosa zone located one mile to the north of and parallel to the Talapoosa mineralized area.  The Appaloosa zone crops out as epithermal-type sinter and breccia with vein fragments and quartz veins and is untested but for six historic, shallow drill holes.

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

During the difficult commodities environment of fiscal 2016-2017, no drilling activities were completed on the Talapoosa Project.  However, in July 2016, Timberline did initiate a review of metallurgical data and a follow-up test program which was completed in September, 2017.  The program included re-sampling of four metallurgical composite samples originally tested by Gunpoint Exploration in 2015, and was designed to confirm gold and silver recoveries as estimated in the PEA.  The samples were crushed using High Pressure Grinding Roll (HPGR) technology, tested for enhanced permeability and geotechnical strength of agglomerates, and subjected to column leach testing.  Test results did confirm gold and silver recoveries as estimated in the PEA.  In addition, the program results led us to conclude that the deposit gold grade may be higher than modeled when a documented coarse gold component is considered.

In December, 2016, Timberline identified exploration targets on-trend to the southeast and northwest of the existing Talapoosa resource as defined in Tetra Tech’s technical report on the project.  Nine historic drill holes with gold and silver intercepts have been identified within approximately 600-meter strike extensions to the northwest and southeast of the existing resource area.  These historic drill intercepts are highlighted by drill hole TAL-213 which intersected 69.9 feet with a gold grade of 0.16 ounces per ton (opt) (21.3m @ 5.43 grams/tonne (g/t)) gold and 0.80 opt (27.57 g/t) of silver, and TAL-271 which intersected 134.5 feet @ 0.04 opt (41.0 m @ 1.38 g/t) gold and 0.68 opt (23.32 g/t) silver.  Other intercepts are consistent with those recognized within the existing Talapoosa deposit area.

In December, 2016, Timberline also released field rock sampling results in the Appaloosa Zone, which is approximately 1.5 kilometers immediately north of the Talapoosa deposit.  These results included assays of 21.5 feet @ 0.16 opt (6.55m @ 5.5 g/t) gold and 1.24 opt (42.4 g/t) silver in a channel sample across hydrothermal breccia.  There were also four individual rock samples collected from historic trenches and exploration pits where assays ranged from 0.03 opt (0.932 g/t) gold and 0.27 opt (9.2 g/t) silver, to 0.51 opt (17.4 g/t) gold and 3.07 opt (105.3 g/t) silver in quartz vein material.

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

We pay federal and county claim maintenance fees on the Eureka property.  The federal claim fees are due to the BLM by September 1 of each year, and the remainder is due to Eureka County by November 1 of each year.  The following table summarizes the claims and royalties for the Eureka property:

Eureka Property Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.	Unpatented	373	6,368 acres
Trail Timberline holds title	Unpatented	30	620 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	1,850 acres
Hoosac 4% NSR	Unpatented	124	1,250 acres
Little Rosa (Hoosac royalty applies)	Patented	1
North Amselco 4% NSR	Unpatented	94	1,850 acres
Rambler (North Amselco royalty applies)	Patented	1
South Rustler/W-Claims Claims owned by DFH Co., a subsidiary of Royal Gold, Inc.	Unpatented	16	298 acres
Silverado/TL 12 1%-3% NSR	Unpatented	47	947 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) 0 – 3% NSR	Unpatented	111	1,488 acres
1% NSR	Patented	6
Windfall Timberline holds title; 4% NSR	Patented	21	165 acres
New York Canyon Timberline holds title; 4% NSR	Unpatented	45	862 acres
Total Unpatented Lode Claims		948	15,698 acres
Total Patented Lode Claims		29

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

The Hamburg Ridge project is composed of the Hoosac, North Amselco, and South Rustler/W claim groups.  The Hoosac and North Amselco claims are owned by us and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc.  No payments are due under the lease agreement.  The South Rustler/W-Claims are owned by DFH Co.  We have paid all of the claim maintenance fees for all of these claims.

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

Historic Exploration :  1970’s to 1990’s

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

During the continued difficult commodities environment of fiscal year 2017, we did not complete any drilling or field exploration activities on the Eureka Project.  However, we have secured 19 historic mine-related workings including shafts, adits, and trenches to ensure public safety in compliance with State of Nevada Abandoned Mine Lands regulations.  In addition, we initiated efforts, including field reviews, to reconcile BLM and Nevada state bond calculations with actual disturbed acreage.  This process was subsequently completed in early fiscal year 2017.  We also initiated reclamation of drill sites at Lookout Mountain which will, when completed, result in staged refunds of bond funds.

If the commodities environment improves in fiscal year 2017, work plans include limited drilling to test existing high priority targets.  We also expect to complete geologic modeling at Windfall to assess the grade and continuity of known gold mineralization.  Our total exploration budget for the project for fiscal year 2017 is approximately $500,000.   The expenditures for this work program are discretionary and may be scaled back or not conducted at all, depending upon the availability of capital.  For further details on the exploration budget for the Eureka Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Exploration Plans and Budget.”

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

As of September 30, 2017, we do not consider the ICBM prospect to be a material property.  No material future expenditures are planned on the prospect at this time.

Seven Troughs District

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres of patented and unpatented mining claims comprising essentially the entire Seven Troughs gold mining district near Lovelock, Nevada.  Our acquired interest is primarily as lessee under the terms of 50-year lease, where the lessor is now a defunct company, originally executed in 1975.  Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT.  We have the option to purchase one-half of the NSR production royalty for $1 million.

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

As of September 30, 2017, we do not consider Seven Troughs to be a material property, and no material expenditures are planned at this time.

Wolfpack Gold Properties

With the acquisition of Wolfpack Gold (“WPG”), we acquired nine mineral properties in Nevada and one in California.  We conducted a due diligence review on each property, including organization of the historic data and review of exploration work completed to-date.  As of September 30, 2017, only claims on one property have been retained, as they are contiguous with our Eureka project.

In 2017, we sold our property and royalty interests in various unpatented claims that were under lease to Pershing Gold.  In addition, we sold various other royalty interests that WPG had retained through previous transactions in four other properties.

As of September 30, 2017, we do not consider the remaining Wolfpack property to be a material property, and no material expenditures are planned at this time.

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

During the year ended September 30, 2017, we sold all of our New Jersey Shares for net proceeds of $346,986, resulting in a gain, net of sales costs, of $124,086.  As of September 30, 2017, we do not own any New Jersey Shares.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

	NYSE MKT / OTCQB(US$)		TSX-V (Cdn$)
Period(1)	High	Low	High	Low

2017
First Quarter	$0.52	$0.21	$0.65	$0.32
Second Quarter	$0.51	$0.36	$0.69	$0.43
Third Quarter	$0.43	$0.29	$0.51	$0.36
Fourth Quarter(2)	$0.32	$0.21	$0.41	$0.28

2016
First Quarter	$0.22	$0.08	$0.27	$0.16
Second Quarter	$0.45	$0.12	$0.58	$0.18
Third Quarter	$0.45	$0.25	$0.61	$0.35
Fourth Quarter	$0.53	$0.20	$0.73	$0.34

2015
First Quarter	$0.76	$0.49	$0.90	$0.61
Second Quarter	$0.74	$0.51	$0.90	$0.56
Third Quarter	$0.61	$0.27	$0.75	$0.36
Fourth Quarter	$0.55	$0.20	$0.72	$0.32

(1) Quarters indicate calendar year quarters. (2) Through December 18, 2017

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On December 18, 2017, the closing sale price for our common stock was $0.23 on the OTCQB and C$0.28 on the TSX-V.

As of December 18, 2017, we had 35,437,819 shares of common stock issued and outstanding and approximately 800 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Equity Compensation Plans

The following summary information is presented as of September 30, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,233,334(1)	$0.41	1,225,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	2,233,334(1)	$0.41	1,225,000

(1)   See “Stock Incentive Plans,” above.

As to the options granted to date, there were no options exercised during the years ended September 30, 2017 and September 30, 2016.

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

On March 12, 2015, we entered into a property option agreement with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015.  Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project in western Nevada.  Pursuant to the agreement, we have the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated.  We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project and are focused on advancing our district-scale gold exploration projects in Nevada, with an emphasis on Talapoosa.  On October 19, 2016, we amended the terms of the Option agreement (the “Amended Agreement”) with Gunpoint.  The Amended Agreement still grants us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in the Property in western Nevada.  Pursuant to the Amended Agreement, we have the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

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

On March 31, 2017, we paid the Talapoosa option payment of $1 million, and on April 13, 2017, we issued 1 million common shares, both of which were interim payments due to a subsidiary of Gunpoint pursuant to our option agreement to acquire a 100% interest in the Talapoosa project in western Nevada.

Mineral Exploration

In 2010, we acquired Staccato Gold Resources Ltd. and its Eureka Property in Nevada’s Battle Mountain – Eureka gold trend, which includes the Lookout Mountain Project, which is a large undeveloped exploration property, encompassing some 23 square miles.  Since our acquisition of the Eureka Property we have completed an aggressive work program, including more than 60,000 feet of surface drilling, metallurgical testing, geotechnical and geochemical studies, as well as baseline environmental studies. We have obtained sufficient data to complete several updated mineralization estimates.  In addition, we completed detailed mapping of the geology of the property to better understand the controls of mineralization and to outline additional exploration drill targets that were tested during our most recent drilling program, as well as those to be tested in future exploration drilling programs.

In March 2015, we entered into a property option agreement which granted us an exclusive and irrevocable option to purchase a 100% interest in the Talapoosa project in western Nevada.  We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project, and we completed further metallurgical testing on composite samples of the mineralized material.  We remain focused on advancing our district-scale gold exploration projects in Nevada.

Given the difficult market conditions for mineral exploration companies, we have continued our exploration-related activities during the past year, but at a greatly reduced level in order to preserve capital, while still undertaking important planning activities in order to move projects forward expeditiously as capital becomes available.  In September 2017, we completed a metallurgical data and a follow-up test program.  The program included resampling of four metallurgical composite samples originally tested by Gunpoint Exploration in 2015.  The samples were crushed using High Pressure Grinding Roll (HPGR) technology, tested for enhanced permeability and geotechnical strength of agglomerates, and subjected to column leach testing.  Final results of the program were reported in September 2017.

Exploration Plans and Budgets

At Talapoosa, our exploration budget for fiscal year 2018 is approximately $7 million. The work, which is subject to available capital, would include metallurgical and resource expansion drilling - both of which are expected to support advancing the project toward a feasibility study.  The feasibility study is expected to include trade-off studies, further metallurgical tests, analysis of various processing scenarios to optimize gold and silver recovery, update of the resource estimate, and initiation of updates to historic permits to current standards where the criteria have changed since prior permits were granted

Assuming the availability of funding to undertake our exploration programs, we also expect to undertake drill programs at various targets on the Eureka Property as follow up to previous positive intercepts.  Our total exploration budget for fiscal year 2018 is approximately $500,000.  These expenditures are discretionary and may be scaled back depending upon the availability of capital.

No exploration activities are anticipated at our Seven Troughs property.  Our total exploration budget for the property for fiscal year 2018 is approximately $50,000 which is directed at property holding costs.

Results of Operations for Years Ended September 30, 2017 and 2016

Consolidated Results

Our overall consolidated net loss for the year decreased in comparison to the prior year primarily as a result of a decrease in mineral exploration expenses, reduced expenses related to the abandonment of properties, gain on the sale of available-for-sale securities, and lower general and administrative costs associated with a decreased level of activity, offset by increased non-cash costs related to stock option and stock issuance expenses.  The Company expects to continue to reduce general and administrative expenses, while focusing our resources on the advancement of our Talapoosa project in the fiscal year ending September 30, 2018.

(US$)	Year Ended September 30,
	2017	2016
Exploration expenses:
Eureka/Lookout Mountain	$ 173,469	$ 223,886
Talapoosa	208,286	259,559
Other exploration properties	42,191	107,817
Total exploration expenditures	423,946	591,262
Non-cash expenses:
Stock option and stock issuance expense	45,000	890,966
Depreciation, amortization, and accretion	7,284	8,916
Total non-cash expenses	52,284	899,882
Salaries and benefits	388,858	354,497
Professional fees expense	203,994	300,928
Other general and administrative expenses	671,823	720,287
Interest and other (income) expense, net	(164,090)	(40,629)
Income tax provision (benefit)	68,985	(68,985)
Net loss	$ (1,645,800)	$ (2,757,242)

During the year ended September 30, 2017, no property abandonments or impairments were recorded.

The decrease in the net loss for our fiscal year ended September 30, 2017, as compared to the previous year’s net loss, is primarily a result of reduced stock option expense and the gain on the sale of available-for-sale securities.  Stock issuance and option expenses were lower in 2017 than 2016 primarily due to the issuance of stock options to existing and newly appointed directors in 2016.  We continued to reduce our exploration expenditures in 2017, given our cash position and our focus on maintaining our material properties.  Professional fees expenses were lower in 2017 than 2016, due to the transition of our Chief Financial Officer from serving as a consultant to an employee, and our continued cost reduction efforts.

Financial Condition and Liquidity

At September 30, 2017, we had assets of $17,510,900, consisting of cash in the amount of $67,154; property, mineral rights and equipment, net of depreciation of $17,125,519, and other assets in the amount of $318,227.

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies.  In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors.  Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.  If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

At September 30, 2017, we had a working capital deficit of $364,830.  As of the date of this Annual Report on Form 10-K, we have approximately $270,000 outstanding in current liabilities and a cash balance of approximately $125,000.  As of the date of this Annual Report on Form 10-K, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing.  Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2017 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured.  If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We are working to increase our working capital by decreasing our expenditures and seeking additional capital.  In recent years, we have implemented staff lay-offs and significant salary reductions; reduced our property holdings and curtailed discretionary exploration expenditures; and reduced professional fees and other discretionary expenditures.  We are also working to increase our working capital by exploring multiple financing alternatives.

We recognize that we will not be able to execute our operating plans with our current cash balances.  With our current cash balance, our anticipated ability to acquire additional capital by way of asset sales and/or financing transactions, and our ability to curtail discretionary exploration expenditures as needed, however, we believe that we will be able to generate sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties.  We recognize that additional capital will be required shortly and may be obtained through financing transactions such as asset sales, corporate transactions, equity investments, joint ventures, debt facilities, or other types of strategic arrangements.

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

In April 2017, we closed a non-brokered private placement of 8,000,000 units at a price of $0.25 per unit for gross proceeds of $2,000,000.  Each unit in the offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.45 per share until January 31, 2020.  The private placement offering was completed under Rule 506(c) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) solely to persons who qualify as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

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

September 30, 2017 and 2016

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

43-55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Timberline Resources Corporation

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (“the Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Timberline Resources Corporation as of September 30, 2017 and 2016, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague P.S.

Spokane, Washington

December 19, 2017

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$67,154	$82,275
Prepaid expenses and other current assets	20,716	15,237
Accounts receivable	2,633	-
Available-for-sale equity securities	-	420,000
TOTAL CURRENT ASSETS	90,503	517,512

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 5)	17,125,519	15,482,719

OTHER ASSETS:
Restricted cash	285,128	694,157
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	294,878	703,907

TOTAL ASSETS	$17,510,900	$16,704,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,680	$53,665
Accrued expenses (Note 9)	259,923	299,000
Accrued payroll, benefits and taxes	85,730	21,750
TOTAL CURRENT LIABILITIES	455,333	374,415

LONG-TERM LIABILITIES:
Asset retirement obligation	152,940	145,656
TOTAL LONG-TERM LIABILITIES	152,940	145,656

COMMITMENTS AND CONTINGENCIES (NOTES 4, 10 and 14)	-	-

STOCKHOLDERS' EQUITY: (NOTE 12)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
33,146,952 and 24,106,952 shares issued and outstanding, respectively	33,147	24,107
Additional paid-in capital	70,408,144	67,924,709
Accumulated deficit	(53,538,664)	(51,892,864)
Accumulated other comprehensive income:
Unrealized gain on available-for-sale equity securities, net of tax	-	128,115
TOTAL STOCKHOLDERS' EQUITY	16,902,627	16,184,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,510,900	$16,704,138

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	September 30,
	2017	2016

OPERATING EXPENSES:
Mineral exploration	$423,946	$591,262
Salaries and benefits	388,858	781,463
Professional fees	203,994	300,928
Insurance	91,967	46,831
Gain on lease of mineral rights	(10,000)	(10,000)
Loss on sale of investment in joint venture	-	180,050
Gain on equipment transferred to related parties	(2,500)	(27,061)
General and administrative	644,640	1,003,383
TOTAL OPERATING EXPENSES	1,740,905	2,866,856

LOSS FROM OPERATIONS	(1,740,905)	(2,866,856)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss) and other	4	16,773
Miscellaneous other income	-	24,056
Gain on sale of royalties	40,000	-
Realized gain on sale of investments	-	5,000
Realized gain on sale of available-for-sale securities	124,086	-
Related party financing fees	-	(5,200)
TOTAL OTHER INCOME (EXPENSE)	164,090	40,629

LOSS BEFORE INCOME TAXES	(1,576,815)	(2,826,227)

INCOME TAX PROVISION (BENEFIT)	68,985	(68,985)

NET LOSS	$(1,645,800)	$(2,757,242)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity securities, net of tax	(47,275)	128,115
Reclassification of (gain) on available-for-sale securities sold	(80,840)	-
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(128,115)	128,115

COMPREHENSIVE LOSS	$(1,773,915)	$(2,629,127)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS,
BASIC AND DILUTED	$(0.06)	$(0.16)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	28,829,486	16,786,343

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2015	13,331,946	$13,332	$65,544,517	$(49,135,622)	$-	$16,422,227

Common stock compensation	775,000	775	350,725	-	-	351,500

Common stock and warrants issued for cash at $0.15 per unit	10,000,006	10,000	1,490,000	-	-	1,500,000

Stock based option compensation	-	-	539,467	-	-	539,467

Unrealized gain on available-for-sale equity securities, net of tax	-	-	-	-	128,115	128,115

Net loss	-	-	-	(2,757,242)	-	(2,757,242)

Balance, September 30, 2016	24,106,952	24,107	67,924,709	(51,892,864)	128,115	16,184,067

Common stock issued for mineral rights	1,000,000	1,000	479,000	-	-	480,000

Common stock and warrants issued for cash at $0.25 per unit	8,000,000	8,000	1,949,475	-	-	1,957,475

Common stock issued for warrant exercises	40,000	40	9,960	-	-	10,000

Stock based option compensation	-	-	45,000	-	-	45,000

Adjustment for previous year unrealized gain on available-for-sale equity securities	-	-	-	-	(128,115)	(128,115)

Net loss	-	-	-	(1,645,800)	-	(1,645,800)

Balance, September 30, 2017	33,146,952	$33,147	$70,408,144	$(53,538,664)	$-	$16,902,627

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,645,800)	$(2,757,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	1,981
Deferred income tax benefit (provision)	68,985	(68,985)
Accretion of asset retirement obligation	7,284	6,936
Gain on lease of mineral rights	(10,000)	(10,000)
Gain on sale of royalties	(40,000)	-
Gain on sale of equipment	(2,500)	-
Gain on sale of investments	-	(5,000)
Equipment exchanged for services	-	29,603
Gain on equipment exchanged for services	-	(25,644)
Loss on sale of investment in joint venture	-	180,050
Stock-based compensation	45,000	890,966
Gain on sale of available-for-sale securities	(124,086)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(5,479)	8,352
Accounts receivable	(2,633)	5,761
Accounts payable	56,015	(165,809)
Accrued expenses	(39,077)	(14,049)
Accrued payroll, benefits, and taxes	63,980	(109,215)
Net cash used by operating activities	(1,628,311)	(2,032,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights, and equipment	(1,162,800)	(211,400)
Proceeds from lease of mineral rights	10,000	10,000
Proceeds from sale of royalty interests	40,000	-
Proceeds from sale of equipment	2,500	-
Refund of reclamation and road use bonds	409,029	85,005
Proceeds from sale of investments	-	5,000
Proceeds from sale of available-for-sale securities	346,986	-
Proceeds from sale of investment in joint venture	-	225,000
Net cash provided (used) by investing activities	(354,285)	113,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes	-	52,000
Payments on related party notes	-	(52,000)
Proceeds from exercise of warrants	10,000	-
Proceeds from sale of common stock and warrants, net	1,957,475	1,500,000
Net cash provided by financing activities	1,967,475	1,500,000

Net decrease in cash	(15,121)	(418,690)

CASH AT BEGINNING OF YEAR	82,275	500,965

CASH AT END OF YEAR	$67,154	$82,275

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Available-for-sale equity securities received for sale of interest in joint venture	-	$222,900
Common stock issued for mineral rights	$480,000	-

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds.   The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States and Canada are significant obstacles to raising the required funds. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.

New Accounting Pronouncement – Revenue Recognition – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

c.

New Accounting Pronouncement – Cash Flows - In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

d.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd.; BH Minerals USA, Inc.; Wolfpack Gold (Nevada) Corp.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

e.

Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized.  If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

f.

Property Holding Costs – Holding costs to maintain a property are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

g.

Fair Value of Financial Instruments – Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

h.

Cash Equivalents – For the purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

i.

Restricted Cash – Restricted cash represents bonds held for exploration permits.

j.

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

k.

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

l.

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

m.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

o.

Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP.  This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. We have an asset retirement obligation associated with our exploration program at the Lookout Mountain exploration project on our Eureka property (see Note 10).

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

q.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is our functional currency. We have a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2017 and 2016, respectively.  We incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada by Timberline – a loss of $18 and a gain of $16,773 for the years ended September 30, 2017 and 2016, respectively -  have been included in our net loss as a component of other income (expense).

r.

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

s.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2017 and 2016 is as follows:

	2017	2016
Stock options	2,233,334	2,055,419
Warrants	17,960,006	10,000,006
Total potential dilution	20,193,340	12,055,425

At September 30, 2017 and 2016, the effect of the Company’s outstanding stock options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and 2016, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2017	2016	Input Hierarchy Level
Assets:
Cash	$67,154	$82,275	Level 1
Restricted cash	285,128	694,157	Level 1
Available-for-sale equity securities	-	420,000	Level 1

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

As consideration for the Option, we agreed to issue two million (2,000,000) shares of common stock and pay $300,000 in cash.  A $100,000 cash payment was made on March 31, 2015, and the balance of $200,000 was paid on September 23, 2015.  The common stock was valued at fair value on the Effective Date and combined with the cash payments of $300,000 for a total of $1,500,000.  The common stock was issued on March 31, 2015 into escrow with periodic releases to Gunpoint.  The shares are irrevocable and were released to Gunpoint as follows:  25% on September 12, 2015 (released); 25% on March 12, 2016 (released); 25% on September 12, 2016 (released); and 25% on March 12, 2017 (released).  Gunpoint will retain the total of 2,000,000 shares even if the Company does not exercise the Option.

Pursuant to the Amended Agreement, during the Amended Option Period, we are required to make the following expenditures and stock issuances:

•

Payment of $1 million and issuance of one million common shares of the Company by March 31, 2017 (completed -  the shares were valued at $480,000, the quoted value of the shares at issuance);

•

Payment of $2 million and issuance of one million common shares of the Company by March 31, 2018;

•

Cumulative project expenditures of a minimum of $7.5 million by December 31, 2018, and;

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

NOTE 5 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at September 30, 2017 and 2016:

	Expected Useful Lives (years)	2017	2016

Mineral rights – Talapoosa	-	$3,214,200	$1,668,400
Mineral rights – Eureka	-	13,809,842	13,712,842
Mineral rights – Other	-	50,000	50,000
Total mineral rights		17,074,042	15,431,242

Equipment and vehicles	2-5	63,591	63,591
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		185,218	185,218
Less accumulated depreciation		(133,741)	(133,741)
Property, mineral rights, and equipment, net		$17,125,519	$15,482,719

No impairments were recorded during the years ended September 30, 2017 or September 30, 2016.

During the year ended September 30, 2017, we received a $10,000 lease payment from a property leased to a third party and we sold a package of royalties on certain early stage properties for $40,000.  Given that the total carrying value of the leased property was nil, the lease income was recorded on the consolidated statements of operations and comprehensive income (loss) as a gain on lease of mineral rights.  The total carrying value of the package of royalties was nil, and the income from the sale of the package of royalties was recorded on the consolidated statements of operations and comprehensive income (loss) in other income (expense).

During the year ended September 30, 2016, we received a $10,000 lease payment from a property leased to a third party.  Given that the carrying value of the property was nil, the lease income was recorded on the consolidated statements of operations and comprehensive income (loss) as a gain on lease of mineral rights.

Depreciation expense for the years ended September 30, 2017 and 2016 was nil and $1,981, respectively.

NOTE 6 – INVESTMENT IN JOINT VENTURE AND OTHER INVESTMENTS:

During the year ended September 30, 2016, we executed a Member Interest Purchase Agreement (the “Purchase Agreement”) with New Jersey Mining Company (“NJMC”) pursuant to which we sold all of our 50% interest in BHJV (the “JV Interest”).  We received $225,000 in cash and 3 million restricted shares of common stock of NJMC (the “NJMC Shares”) as consideration for the sale of the JV Interest.  The NJMC Shares were valued at $222,900 based on the closing price of the NJMC Shares ($0.0743) on the OTCQB market on January 29, 2016, the closing date of the transaction.  The total value of the consideration at the closing date was $447,900.  A loss of $180,050 was incurred on the sale of the JV Interest after reducing our investment by the amount received from an expired road use bond ($14,500).  At September 30, 2017 and September 30, 2016, we have an investment in joint venture of nil.

During the year ended September 30, 2016, we sold 2,980,000 shares of Rae-Wallace Mining Company (“RWMC”), which had been previously written off, and recognized a gain of $5,000.  At September 30, 2016, we did not own any shares of RWMC.  At September 30, 2017 and 2016, we do not have any ‘other investments’ carried on our consolidated balance sheets.

NOTE 7 – AVAILABLE-FOR-SALE EQUITY SECURITIES:

At September 30, 2016, available-for-sale equity securities were comprised of 3,000,000 restricted shares of common stock in New Jersey Mining Company (“NJMC”).  The following table summarizes the Company’s available-for-sale equity securities:

	September 30,	September 30,
	2017	2016
Cost	$ -	$ 222,900
Unrealized Gain	-	197,100
Fair Value	$ -	$ 420,000

Management determined the best measure of the fair value of the NJMC shares of common stock to be the closing price of NJMC common stock on the OTCQB market as of September 30, 2016, which was $0.14 per share.  Associated with the unrealized gain on our available-for-sale equity securities at September 30, 2016, we recognized a deferred tax benefit of $68,985.

At September 30, 2017, we do not own any NJMC common stock or any other available-for-sale securities.  Associated with the sale of all of our available-for-sale securities, we recognized a gain on the sale of $124,086, cash proceeds of $346,986 and a deferred tax provision of $68,985.

NOTE 8 – RELATED-PARTY TRANSACTIONS:

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

During the year ended September 30, 2016, an executive officer and two directors participated in a private placement offering of Units of the Company purchasing, in the aggregate, 1,431,733 units for proceeds of $214,760.  We sold each Unit at a price of $0.15 per Unit.  Each Unit was priced at $0.15 and consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.25 per share until May 31, 2019.  The Audit Committee of the Board of Directors approved the insiders’ participation in the private placement.  (See Note 12)

During the year ended September 30, 2017, a trailer with a carrying value of nil was sold to our Chief Financial Officer for cash resulting in a gain of $2,500, which was recorded as a gain on equipment sold to related parties.

During the year ended September 30, 2017, two executive officers participated in a private placement offering of Units of the Company purchasing, in the aggregate, 105,000 units for proceeds of $26,250.  We sold each Unit at a price of $0.25 per Unit.  Each Unit consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.40 per share until January 31, 2020.  The Audit Committee of the Board of Directors approved the insiders’ participation in the private placement.  (See Note 12)

NOTE 9 – ACCRUED EXPENSES:

The Company has accrued expenses of $259,923 and $299,000 at September 30, 2017 and 2016, respectively, including in each year $250,000 in costs recognized as financing transaction expense during the year ended September 30, 2015 as a result of a potential corporate transaction that was not completed.  The components of these accrued expenses are:

Description	2017	2016
Expense reimbursement fee for terminated transaction	$ 250,000	$ 250,000
Other expenses	9,923	49,000
	$ 259,923	$ 299,000

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

The following table summarizes activity in our ARO liability for the years ended September 30, 2017 and 2016:

	2017	2016
Beginning balance	$145,656	$138,720
Accretion expense	7,284	6,936
Ending balance	$152,940	$145,656

NOTE 11 – INCOME TAXES:

At September 30, 2017 and 2016, we had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes.  As our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2017 and 2016.

The components of our deferred taxes at September 30, 2017 and 2016 are as follows:

Timberline Resources Corp. (39% effective rate)	2017	2016
Net deferred tax assets:
Exploration costs	$684,000	$847,000
Long-term investments	282,000	213,000
Share-based compensation	2,181,000	2,224,000
Alternative minimum tax credit carryforwards	2,000	2,000
Foreign income tax credit carryforwards	697,000	697,000
Federal and state net operating loss carryforwards	15,097,000	14,442,000
Foreign net operating loss carryforwards	1,736,000	1,736,000
Total deferred tax asset	20,679,000	20,161,000
Valuation allowance	(20,679,000)	(20,161,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc. (35% effective rate)
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(3,807,000)	$(3,809,000)
Exploration costs	1,709,000	2,075,000
Federal and state net operating loss carryforwards	5,091,000	4,655,000
Total deferred tax asset	2,993,000	2,921,000
Valuation allowance	(2,993,000)	(2,921,000)
Net deferred tax asset	$-	$-

NOTE 11 – INCOME TAXES (continued):

During the year ended September 30, 2017, the Company recognized a tax provision of $68,985, and during the year ended September 30, 2016, the Company recognized an income tax benefit of $68,985, both relating to unrealized gains on available-for-sale equity securities.

The federal income taxes of our wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by our Canadian subsidiary, Staccato Gold Resources Ltd.

At September 30, 2017, the Company’s total net deferred tax assets prior to the valuation allowance were $23,672,000 compared to $23,082,000 at September 30, 2016.  The change is primarily due to the increase in net operating loss.

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax loss for the following reasons:

	2017	2016

	(1,576,815)	(2,826,227)
Statutory Federal income tax rate	35%	35%

Expected income tax benefit based on statutory rate	$(551,885)	$(989,179)
Stock-based compensation	-	150,413
Effect of state taxes	(14,857)	(7,036)
Effect of tax rate changes	-	-
Non-recognition due to increase in valuation allowance	590,887	808,666
Other	44,840	37,136
	68,985	-
Deferred taxes on unrealized gains	-	(68,985)
Income tax provision (benefit)	$68,985	$(68,985)

It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  Fiscal years 2014 through 2017 remain subject to examination by state and federal tax authorities.

At September 30, 2017, we had federal net operating loss carryforwards of approximately $31.7 million which will expire in fiscal years ending September 30, 2020 through September 30, 2037. Approximately $14.5 million of state net operating loss carryforwards will expire in fiscal years ending September 30, 2018 through September 30, 2037.

BH Minerals has federal net operating loss carryforwards of $14,546,000 which will expire in fiscal years ending September 30, 2031 through September 30, 2037.

At September 30, 2017, we also have approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2031.

At September 30, 2017, we have $697,000 of foreign tax credit carryforwards that will expire September 30, 2020.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation.  Due to the change in ownership in 2004, we are restricted in the future use of net operating losses generated before the ownership change.  As of September 30, 2017, this limitation is applicable to accumulated federal net operating losses of approximately $240,000.

As a result of a previous acquisition, the Company acquired $9,300,000 of federal net operating loss carryover that is limited by Code Section 382.  As of September 30, 2017, the Company has not determined if any other losses are limited by IRS Code Section 382 after the acquisition.

We have reviewed our tax returns and believe we have not taken any unsubstantiated tax positions.

NOTE 12 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placements

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

During the year ended September 30, 2017, we closed three tranches of a private placement offering of Units of the Company at a price of $0.25 per Unit.  Each Unit consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.40 per share until January 31, 2020.  In the aggregate of the three tranches, accredited investors subscribed for 8,000,000 Units on a private placement basis at a price of $0.25 per unit for total gross proceeds of $2,000,000 and net proceeds of $1,957,475.  Two executive officers participated in the private placement purchasing, in the aggregate, 105,000 units for proceeds of $26,250.  As a result of the private placement, 8,000,000 shares of common stock of the Company and 8,000,000 Warrants were issued and 8,000,000 shares of common stock were reserved for issuance pursuant to Warrant exercises.

Stock Issued for Mineral Rights, Property and Equipment

During the year ended September 30, 2017, pursuant to an amended property option agreement on our Talapoosa property (Note 4), we issued 1,000,000 restricted common shares with a value of $480,000 based upon the closing price of our shares of common stock on March 31, 2017, the due date for the issuance of the shares pursuant to the terms of the property option agreement.

Stock Issued for Compensation

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

Stock Issued for Warrant Exercises

During the year ended September 30, 2017, we issued 40,000 common shares upon the exercise of warrants with an exercise price of $0.25 and an expiration date of May 31, 2019.

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

We issued 10,000,006 Class A warrants with an exercise price of $0.25 and an expiration date of May 31, 2019 during the year ended September 30, 2016 in connection with a private placement of our securities.  None of these Class A warrants were exercised at September 30, 2016, and 40,000 of these Class A warrants have been exercised at September 30, 2017, with 9,960,006 remaining outstanding.

NOTE 12 – COMMON STOCK, WARRANTS AND PREFERRED STOCK (continued):

We issued 8,000,000 Class B warrants with an exercise price of $0.40 and an expiration date of January 31, 2020 during the year ended September 30, 2017 in connection with a private placement of our securities.  None of these Class B warrants has been exercised at September 30, 2017.

There were 17,960,006 and 10,000,006 warrants outstanding as of September 30, 2017 and 2016, respectively.

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

NOTE 13 – STOCK-BASED AWARDS:

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

The 2005 Equity Incentive Plan, as amended, terminated on May 28, 2015 and no stock or option awards may be granted under this plan after it was terminated.   At September 30, 2017, 233,334 stock options remain outstanding, at a weighted average exercise price of $0.56 and a weighted average term of 2.4 years, that may be exercised under the 2005 Equity Incentive Plan, as amended.

During the year ended September 30, 2016, 1,793,837 stock options and 775,000 stock unit awards were granted to certain employees, directors and consultants by the Company’s Board of Directors and vested immediately.  During the year ended September 30, 2016, 272,196 stock options expired, including 43,837 stock options granted during the same year.

During the year ended September 30, 2017, 250,000 stock options were granted to a consultant by the Company’s Board of Directors.  These options vested as to 25% each quarter beginning on March 15, 2017.  As of September 30, 2017, 75% of these options have vested, and the remaining 25% (62,500 options) vest on December 15, 2017.  During the year ended September 30, 2017, 72,085 stock options expired.

Total compensation expense recognized for options and stock unit awards for employees was nil and $890,966 for the years ended September 30, 2017 and 2016 respectively.  Common stock compensation expense related to stock-based awards was nil and $351,500 for the years ended September 30, 2017 and 2016, respectively.  Stock-based option compensation was nil and $539,467 for the years ended September 30, 2017 and 2016, respectively.  General and administrative expense related to stock options granted to consultants was $45,000 and nil for the years ended September 30, 2017 and 2016, respectively.

The fair value of the stock unit awards was determined by the closing price of the Company’s common stock on the grant date.  The fair value of the option awards granted during the year ended September 30, 2017 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options granted during years ended September 30, 2017 and 2016	2017	2016
Expected volatility	128.2%	110.4% - 128.7%
Stock price on date of grant	$0.33	$0.40 - $0.50
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	1.68%	0.90% - 1.00%
Expected forfeiture rate	0%	0%

NOTE 13 – STOCK-BASED AWARDS, (continued):

Total compensation expense of stock-based awards charged against operations is included in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year ended September 30,
	2017	2016
Salaries and benefits	$-	$426,966
General and administrative expenses	45,000	464,000
Total	$45,000	$890,966

The following is a summary of our options issued under our stock incentive plan:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	533,778	$2.48
Granted	1,793,837	0.40
Exercised	-	-
Expired	(272,196)	(3.28)
Outstanding at September 30, 2016	2,055,419	$0.56
Exercisable at September 30, 2016	2,055,419	$0.56
Weighted average fair value of options granted during the year ended September 30, 2016		$$0.30

Outstanding at September 30, 2016	2,055,419	$0.56
Granted	250,000	0.33
Exercised	-	-
Expired	(72,085)	(4.45)
Outstanding at September 30, 2017	2,233,334	$0.41
Exercisable at September 30, 2017	2,170,834	$0.41
Weighted average fair value of options granted during the year ended September 30, 2017		$$0.24

Unrecognized compensation expense related to options at September 30, 2017	$15,000.00

Average remaining contractual term of options outstanding and exercisable at September 30, 2017 (years)	3.73

The aggregate of options both outstanding and exercisable as of September 30, 2017 had intrinsic value of zero, based on the closing price per share of our common stock of $0.31 on September 30, 2017.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of our Lookout Mountain mineral claims are subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining Company, as amended on June 1, 2008.  The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project.  Under this agreement, we are obligated to make monthly advance royalty payments that total $72,000 per annum.

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued):

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

A portion of the Talapoosa mineral claims are subject to a mining lease with option to purchase agreement dated June 2, 1997 with Sario Livestock Company.  The initial term of the agreement was 20 years and may be extended for an additional period of 20 years.  In May 2017, we amended this agreement and extended the initial term of the agreement until June 2, 2020.  Pursuant to the amended agreement, we made a payment of $18,000 on June 2, 2017, and we are obligated to make minimum royalty payments of $21,000 in June 2018 and $24,000 in June 2019.  If the lease agreement is extended beyond June 2, 2020, the minimum royalty payments increase to $54,000 per year for 20 years.

Another portion of the Talapoosa mineral claims is subject to a separate mining lease with option to purchase agreement with Sario Livestock Company dated September 11, 1989 and amended on July 13, 2010.  The term of the agreement, as amended, is until September 10, 2029, with no right to extend the agreement beyond that date.  Under this agreement, we are obligated to make a minimum royalty payment of $30,000 per year, or paid monthly at $2,500 per month.

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

We pay federal and county claim maintenance fees on unpatented claims that are included in our mineral exploration properties.  The total of these fees was approximately $285,000 and $285,000 as of September 30, 2017 and 2016, respectively.  Should we continue to explore all of our mineral properties, we expect annual fees to total approximately $285,000 per year in the future.

Creditor Agreement

 On September 12, 2017 (the “Effective Date”), we entered into an agreement with a creditor (the “Creditor”) (the “Agreement”) to pay by way of a payment plan an existing obligation of US$250,000 (the “Debt”) related to a potential corporate transaction in 2015 that was not completed.  We agreed to pay the Debt within three years of the Effective Date.  Interest on the unpaid amount of the Debt accrues from the Effective Date until the Debt is paid at a rate of prime (as set by Wells Fargo Bank (US), as such rate may change from time to time) plus 3% per annum.  The interest rate as of September 30, 2017 is 7.25%.  A portion of each equity financing or other funding arrangement, including sale of assets, are committed to the repayment of the Debt.

Real Estate Lease Commitments

We have real no estate lease commitments related to our main office in Coeur d’Alene, Idaho, our facility in Reno, Nevada, or our facility in Eureka, Nevada.  The leases have expired on all of our offices and facilities and are rented on a month-to-month basis.

Total office rent and lease expenses for the years ended September 30, 2017 and 2016 are included in the consolidated statements of operations and comprehensive income (loss) as follows:

	2017	2016
Mineral exploration expenses	$51,600	$56,850
Other general and administrative expenses	42,000	42,000
Total	$93,600	$98,850

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued):

The Company has employment agreements with an executive employee that requires certain termination benefits and payments in defined circumstances.

NOTE 15 – SUBSEQUENT EVENTS:

Subsequent to the year ended September 30, 2017, we closed one tranche of a private placement offering of Units of the Company at a price of $0.30 per Unit.  Each Unit consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until October 31, 2022.  In this initial tranche, accredited investors subscribed for 2,290,867 Units for total gross proceeds of $687,260.  As a result of this tranche of this private placement, 2,290,867 shares of common stock of the Company and 2,290,867 Warrants were issued and 2,290,867 shares of common stock were reserved for issuance pursuant to Warrant exercises.  Pursuant to the Agreement with a Creditor (see Note 14), $34,363 is committed to the repayment of the Debt and has been paid to the Creditor.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2017, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2017, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer who has been serving as the Company’s CFO for over 10 years.  He is well qualified and experienced to be able to address accounting, financial, reporting, and other administrative obligations and responsibilities.  Therefore, the offices of Principal Executive Officer and Principal Financial Officer are separate.  The Company has only two employees, and management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 19, 2017.

2.

Consolidated Balance Sheets—At September 30, 2017 and 2016.

3.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2017 and 2016.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2017 and 2016.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2017 and 2016.

6.

Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibit No.	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
4.3	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.4	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
10.1*	P. Dircksen Agreement/Current Consulting Agreement, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
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
10.6

Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 24, 2007.

10.7*

Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 27, 2008.

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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015
10.26*	Randal Hardy Employment Agreement dated September 2, 2015
10.27*	Randal Hardy Letter Agreement dated September 2, 2015
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015

10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.31	Randal Hardy Consulting Agreement dated January 21, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 2016
10.32	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.33	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.34	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2016
10.35#	Creditor Agreement dated September 12, 2017
21#	List of Subsidiaries
23.1#	Consent of Decoria, Maichel & Teague
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Steven A. Osterberg Steven A. Osterberg	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 19, 2017
/s/ Randal L. Hardy Randal L. Hardy	Chief Financial Officer (Principal Financial Officer)	December 19, 2017

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K was signed by the following persons in the capacities on the dates stated:

/s/ Steven A. Osterberg Steven A. Osterberg	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 19, 2017
/s/ Randal L. Hardy Randal L. Hardy	Chief Financial Officer (Principal Financial Officer)	December 19, 2017
/s/ Leigh Freeman Leigh Freeman	Chairman of the Board of Directors	December 19, 2017
/s/ Paul Dircksen Paul Dircksen	Director	December 19, 2017
/s/ Paul Zink Paul Zink	Director	December 19, 2017