Form 10-K/A
period 2017-09-30
Timberline Resources Corp
filed 2018-01-26
CIK 1288750

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock outstanding as of January 26, 2018: 36,027,819

EXPLANATORY NOTE

Timberline Resources Corporation. (the “Company,” “we,” “us,” “our,” or “Timberline” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on December 20, 2017.  The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2018 Annual General Meeting of Shareholders.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

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

7

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

11

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

15

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

16

PART IV

16

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

16

ITEM 16. FORM 10–K SUMMARY.

18

SIGNATURES

19

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees.  The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified.  The ages of the directors and officers are shown as of January 26, 2018.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Steven Osterberg(1)	President & Chief Executive Officer and Director	President & Chief Executive Officer and Director	February 1, 2012	57
Randal Hardy(2)	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Principal Financial Officer	September 8, 2016	57
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	68
Paul Dircksen	Director	Director	September 22, 2006	72
Paul Zink(3)	Director	Chief Financial Officer, Pure Energy Minerals Ltd.	July 6, 2016	62

(1) Mr. Osterberg was appointed President and Chief Executive Officer on January 19, 2016.

(2) Mr. Hardy was re-appointed Chief Financial Officer on September 8, 2016.

(3) “Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.

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

For the following reasons the Board concluded that Mr. Freeman should serve as a director and Chairman of the Board of Directors of the Company, in light of its business and structure. Mr. Freeman’s technical and management experience in mining and mineral exploration enables him to provide operating and management insight to the Board.  Further, his training and experience as a geological engineer allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Freeman to stand for re-election to the Board at the Company’s last annual meeting, as the Company’s primary assets are exploration stage properties.

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

For the following reasons the Board concluded that Mr. Dircksen should serve as a director of the Company, in light of its business and structure. Mr. Dircksen’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director.  Further, his training and experience as a geologist allow him to bring technical expertise in regard to mineral exploration to the Company.   These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Dircksen to stand for re-election to the Board at the Company’s last annual meeting, as the Company’s primary assets are exploration stage properties.

Paul Zink – Director

Mr. Zink has over 35 years as a natural resource professional.  At present, he is Chief Financial Officer of Pure Energy Minerals Limited, since June 2017.  He remains principal at Mining Financial Consulting LLC, and was Sr. VP and CFO at Rare Element Resources, Ltd. from December 2013 through March 2016 where he managed the financial, investor relations and business development functions for the company. He previously served as Chief Executive Officer, Chief Investment Officer and Director for Americas Bullion Royalty Corp. from March 2013 to November 2013 and as President of Eurasian Capital from July 2010 to January 2013.  Mr. Zink also served as President and Director of International Royalty Corporation from 2008 until its sale to Royal Gold in 2010.  Over his career in mining, he has also held high level positions with Pegasus Gold, Inc. and Koch Industries. Early in his career, he spent more than 15 years with J.P. Morgan & Co. in commercial and investment banking roles covering the minerals and energy sectors. He holds a B.A. in Economics & International Relations from Lehigh University.

For the following reasons the Board concluded that Mr. Zink should serve as a director of the Company, in light of its business and structure. Mr. Zink’s financial and management experience in mining and mineral exploration enables him to provide financial, market, and management insight to the Board.  Further, his training and experience as a banker, analyst and mining executive allow him to bring financial, capital markets and managerial expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board at the time the Board recommended Mr. Zink to be appointed to the Board and to stand for election to the Board at the Company’s next annual meeting, as the Company requires ongoing financing and the Company’s primary assets are exploration stage properties.

Steven Osterberg – President, Chief Executive Officer and Director

Dr. Osterberg was appointed as our President and Chief Executive Officer and a Director effective January 19, 2016, and prior to that was our Vice-President, Exploration since February 1, 2012.  Previously, since April 2009, Dr. Osterberg was a Senior Geologist with Tetra Tech, Inc., a mining-related consulting firm.  From November 2004 through March 2009, Dr. Osterberg was an independent consulting geologist.  During this period, Dr. Osterberg also co-founded Jack’s Fork Exploration, Inc., a privately held mineral exploration company.  From 2002 to 2004, Dr. Osterberg was a Senior Geologist at Tetra Tech-MFG, Inc.  Dr. Osterberg holds a Ph.D. in geology from the University of Minnesota and is a licensed professional geologist (P.G.) and qualified person (QP) with the Society of Mining and Metallurgy (SME). Mr. Osterberg is employed on a full-time basis with Timberline Resources.

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

Randal Hardy – Chief Financial Officer

Mr. Hardy was re-appointed as our Chief Financial Officer on September 8, 2016.  From January 2016 through September 8, 2016, Mr. Hardy served as a consultant to the Company performing accounting and other duties for the Company and assisting Mr. Osterberg who was serving as the Company’s principal financial officer.  Mr. Hardy served as our Chief Financial Officer from March 2011 through January 2016 and previously served as the Company’s Chief Executive Officer, Chief Financial Officer and as a Director beginning in August 2007 through March 2011, when Paul Dircksen was appointed Chief Executive Officer, and Mr. Hardy continued as the Chief Financial Officer and a Director of the Company.  He was a Director until August 2014.  Prior to his appointment by us, since September 2006, Mr. Hardy was the President of HuntMountain Resources, a publicly held U.S.-based junior exploration company.  Prior to that, from August 2005, he was HuntMountain’s Chief Financial Officer.  Previously, from 1997 to 2005, he held positions as President and CEO of Sunshine Minting, Inc. a privately held, precious metal custom minting and manufacturing firm.  Prior to his tenure at Sunshine Minting, Inc., Mr.

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

One of our directors, Paul Zink, was a director of Atna Resources Ltd. (“Atna”) from April 2011 until May 2016.  Atna and subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court in Colorado in October 2015 and filed an associated action in Canada.  Mr. Zink is no longer a director of Atna, and Atna was liquidated in the bankruptcy.

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Paul Zink (Chairman) and Leigh Freeman.  Paul Zink satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide.

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

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com.  A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814.  We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2017, or during the subsequent period from October 1, 2017 through the date of this Amendment on Form 10-K/A.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2017, except as set forth below, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

NAME & NATURE OF AFFILIATION	LATE REPORTS (TRANSACTIONS)	REPORTS NOT FILED
Giulio Bonifacio, Director	1 Late Form 3 (1 transaction)	--
	2 Late Form 4 (8 transactions)	--

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2017 of those persons who were, at September 30, 2017 (i) the chief executive officer (Steven Osterberg) (ii) the chief financial officer (Randal Hardy) and (iii) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(7) ($)	All Other Compensation ($)	Total ($)
Steven Osterberg, President, Chief Executive Officer(1)	2017	131,250	0	-	17,885(3)	149,135
	2016	150,000	0	75,000(4)	17,308(3)	242,308
Randal Hardy, Chief Financial Officer(2)	2017	93,750	0	-	61,795(5)	155,545
	2016	59,680	0	191,500(6)	154,405(5)	405,585

(1)

Mr. Osterberg was appointed President & Chief Executive Officer on January 19, 2016.

(2)    Mr. Hardy served as a consultant to the Company in 2016 and was re-appointed as Chief Financial Officer on September 8, 2016.

(3)    Payment for earned but unused vacation time.

(4)    250,000 stock option awards, with an exercise price of $0.40 per share.  The option awards vested immediately.

(5)   Payment for earned but unused vacation time, and consulting fees paid to Mr. Hardy while serving as a consultant to the Company.

(6)   50,000 stock option awards, with an exercise price of $0.40 per share, 325,000 stock unit awards valued at $0.50 per share, and 100,000 stock unit awards valued at $0.14 per share.  The awards vested immediately.

 (7)   Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant.  These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers.  For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 13 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal year ended September 30, 2017.

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

Hardy Employment Arrangements and Agreement

On January 6, 2017, Timberline Resources Corporation (the “Company”) entered into an employment offer letter (the “Offer Letter”) with Mr. Hardy, effective December 16, 2016, regarding the terms and compensation of Mr. Hardy’s employment as Chief Financial Officer of the Company.  Pursuant to the terms of the Offer Letter, Mr. Hardy became an employee of the Company on December 16, 2016 with a deemed employment start date of August 27, 2007, due to Mr. Hardy’s continual role with the Company as a former employee and consultant.  During the term of his employment, Mr. Hardy will serve as Chief Financial Officer and Corporate Secretary of the Company.  Mr. Hardy will receive an annual salary of $150,000, accrue six weeks of paid vacation annually, and, in accordance with normal practices of the Company, be eligible to participate in the Company’s health and group life insurance plans, retirement plans, stock option and incentive plans, incentive and performance award programs, performance bonuses, salary increases, etc., at the discretion of the Company’s management and Board of Directors.

Previously, on January 19, 2016, Mr. Hardy resigned as Chief Financial Officer. In connection with Mr. Hardy’s resignation, the Registrant agreed to the issuance to Mr. Hardy of 100,000 Stock Units (or equivalent equity securities) of the Company and continuation of his health benefits under the terms of his former employment agreement. Additionally, the Company agreed to hire Mr. Hardy as a consultant to the Company at a rate of $85 per hour.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2017. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date
Steven Osterberg	40,000 250,000	$0.48 $0.40	12/17/2019 7/6/2021
Randal Hardy	50,000 50,000	$0.48 $0.40	12/17/2019 7/6/2021

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2017.  Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	0	0	0	0	0
Paul Dircksen	0	0	0	0	0	$2,735(1)	$2,735
Robert Martinez	0	0	0	0	0	0	0
Paul Zink	0	0	0	0	0	0	0
Giulio Bonifacio	0	0	0	0	0	0	0
(1) Health care premium reimbursements per Mr. Dircksen’s employment letter prior to his retirement. (1)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of January 26, 2018, regarding the ownership of our common stock by:

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

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 36,027,819 shares of common stock outstanding as of January 26, 2018. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following January 26, 2018 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066 / 360,066	1.17%
Common Stock	Steve Osterberg (b)(2) President & Chief Executive Officer, Director	334,160 / 621,667	2.61%
Common Stock	Randal Hardy (3) Chief Financial Officer	330,602 / 140,000	1.30%
Common Stock	Paul Dircksen (a)(4) Director	394,228 / 245,000	1.76%
Common Stock	Paul Zink (a)(5) Director	- / 200,000	*

Common Stock	Total Directors and Executive Officers as a group (5 persons)	1,124,056 / 1,566,733	7,16%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	American Gold Capital US Inc. c/o Gunpoint Exploration Ltd. Suite 201, 1512 Yew Street Vancouver, BC V6K 3E4 Canada	3,000,000 / -	8.33%
Common Stock	Palisade Global Investments Ltd. New Horizon Building, Ground Fl. 3 ½ Miles Philip S.W. Goldson Hwy Belize City, Belize	1,666,667 / 1,666,667(6)	8.84%
Common Stock	Eric Muschinski 221 W. Jefferson Avenue Miami Beach, FL 33139	1,366,667 / 1,366,667(7)	7.31%
Common Stock	Belmont Capital Corp #303-750 Pender Street Vancouver, BC V6C 1T7 Canada	1,210,000 / 1,233,334(8)	6.56%
Common Stock	Nicholas Stuart Bryant The Manor House South Warnborough Hook, Hampshire RG29 1RR United Kingdom	1,200,000 / 1,200,000 (9)	6.45%
Common Stock	Giulio Bonifacio 1238 – 200 Granville Street Vancouver, BC V6C1S4 Canada	800,000 / 1,100,000 (10)	5.12%

* less than 1%.

** The percentages listed for each shareholder are based on 36,027,819 shares outstanding as of January 26, 2018 and assume the exercise by that shareholder only of his entire option or warrant, exercisable within 60 days of January 26, 2018.

(a) Director only

(b) Officer and Director

(1) A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  This stockholder acquired units on June 30, 2016 which included 65,066 shares of common stock and 65,066 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.

(2)  A vested option to purchase 40,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  This stockholder acquired units on June 30, 2016 which included 266,667 shares of common stock and 266,667 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.  This stockholder acquired units on April 12, 2017 which included 65,000 shares of common stock and 65,000 warrants to acquire one share of common stock with an exercise price of $0.40 and an expiration date of January 31, 2020.

(3)  A vested option to purchase 50,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 50,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  This stockholder acquired units on April 12, 2017 which included 40,000 shares of common stock and 40,000 warrants to acquire one share of common stock with an exercise price of $0.40 and an expiration date of January 31, 2020.

 (4)  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.

 (5) A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.

(6)  Includes 1,666,667 shares acquirable upon exercise of warrants exercisable at a price of $0.45 per share that expire on Oct. 31, 2022.

(7)  Includes 866,667 shares acquirable upon exercise of warrants exercisable at a price of $0.25 per share that expire on May 31, 2019 and 500,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per  share that expire on January 31, 2020.

 (8)  Includes 833,334 shares acquirable upon exercise of warrants exercisable at a price of $0.25 per share that expire on May 31, 2019 and 400,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per share that expire on January 31, 2020.

 (9)  Includes 500,000 shares acquirable upon exercise of warrants exercisable at a price of $0.25 per share that expire on May 31, 2019 and 700,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per  share that expire on January 31, 2020.

(10) Includes 1,100,000 shares acquirable upon exercise of warrants exercisable at a price of $0.25 per share that expire on May 31, 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2017, except as noted below.

In April, 2017, two executive officers, Steven Osterberg, and Randal Hardy, participated in a private placement offering of units of the Company purchasing, in the aggregate, 105,000 units for proceeds of $26,250.  Mr. Osterberg purchased 65,000 units and Mr. Hardy purchased 40,000 units. They purchased each unit at a price of $0.25 per unit, the same price as the units sold to other investors in the placement.  Each unit consisted of one share of common stock of the Company and one common share purchase warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.40 per share until January 31, 2020.  The Audit Committee of the Board of Directors approved the insiders’ participation in the private placement.

Belmont Capital, which had beneficial ownership of 6.59% of the issued and outstanding common stock of the Company at the time of the placement, purchased 400,000 units in the offering.  Eric Muschinski, who had beneficial ownership of 6.94% of the issued and outstanding common shares of the Company at the time of the placement, purchased 500,000 units in the offering.  Nick Bryant, who had beneficial ownership of 2.07% of the issued and outstanding common shares of the Company at the time of the placement, purchased 700,000 units in the offering.  These units were purchases at a price of $0.25 per unit, the same price as the units sold to other investors in the placement.

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

Policy for Review of Related Party Transactions

We have a policy for the review of transactions with related persons as set forth in our Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which we are a participant and in which any of our directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in our proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds.  All related party transactions must be reported for review by the Audit Committee of the Board of Directors pursuant to the Audit Committee’s charter and the rules of the NYSE American.

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

Director Independence

We have four directors as of January 26, 2018, including two independent directors, as follows:

–

Leigh Freeman

–

Paul Zink

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2017.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2017.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2017 and 2016, respectively:

	Years Ended September 30,
	2017	2016
Audit Fees	$37,037	$41,155
Audit Related Fees	-	-
Tax Fees	7,421	3,378
All Other Fees	-	-
Total	$44,458	$44,533

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

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
4.3	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.4	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
10.1*	P. Dircksen Agreement/Current Consulting Agreement, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015

10.26*	Randal Hardy Employment Agreement dated September 2, 2015
10.27*	Randal Hardy Letter Agreement dated September 2, 2015
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.31	Randal Hardy Consulting Agreement dated January 21, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 2016
10.32	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.33	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.34	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2016
10.35	Creditor Agreement dated September 12, 2017, incorporated by reference to the the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2017
21	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2017
23.1	Consent of Decoria, Maichel & Teague,, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 20, 2017
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

TIMBERLINE RESOURCES CORPORATION

/s/ Steven Osterberg Steven Osterberg	President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	January 26, 2018

/s/ Randal Hardy Randal Hardy	Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2018