Form 10-Q
period 2017-12-31
Timberline Resources Corp
filed 2018-01-26
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

Number of shares of issuer’s common stock outstanding at January 25, 2018: 36,027,819

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 12

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$240,255	$67,154
Prepaid expenses and other current assets	252,162	20,716
Accounts receivable	-	2,633
TOTAL CURRENT ASSETS	492,417	90,503

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	17,151,019	17,125,519

OTHER ASSETS:
Restricted cash	285,128	285,128
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	294,878	294,878

TOTAL ASSETS	$17,938,314	$17,510,900

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,680	$109,680
Accrued expenses	14,201	9,923
Accrued payroll, benefits and taxes	39,461	85,730
Payment obligation	219,957	250,000
TOTAL CURRENT LIABILITIES	373,299	455,333

LONG-TERM LIABILITIES:
Asset retirement obligation	154,783	152,940
TOTAL LONG-TERM LIABILITIES	154,783	152,940

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,027,819 and 33,146,952 shares issued and outstanding, respectively	36,028	33,147
Additional paid-in capital	71,242,030	70,408,144
Accumulated deficit	(53,867,826)	(53,538,664)
TOTAL STOCKHOLDERS' EQUITY	17,410,232	16,902,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,938,314	$17,510,900

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended
	December 31,
	2017	2016

OPERATING EXPENSES:
Mineral exploration	$26,174	$45,728
Salaries and benefits	83,254	76,534
Professional fees	72,546	91,815
Insurance expense	23,179	20,127
Gain on disposal of equipment	-	(2,500)
Other general and administrative	132,504	73,086
TOTAL OPERATING EXPENSES	337,657	304,790

LOSS FROM OPERATIONS	(337,657)	(304,790)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	33	(921)
Interest expense	(6,171)	-
Miscellaneous other income	14,633	3
TOTAL OTHER INCOME (EXPENSE)	8,495	(918)

LOSS BEFORE INCOME TAXES	(329,162)	(305,708)

INCOME TAX PROVISION (BENEFIT)	-	21,000

NET LOSS	(329,162)	(326,708)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity
securities, net of tax of $21,000	-	(39,000)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	-	(39,000)

COMPREHENSIVE LOSS	$(329,162)	$(365,708)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	34,580,622	24,106,952

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(329,162)	$(326,708)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax provision	-	21,000
Gain on disposal of equipment	-	(2,500)
Stock-based compensation	15,000	-
Accretion of asset retirement obligation	1,843	1,755
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(231,446)	(12,796)
Accounts receivable	2,633	(2,633)
Accounts payable	(10,000)	(4,462)
Accrued expenses	4,278	(34,000)
Accrued payroll, benefits and taxes	(46,269)	24,558
Net cash used by operating activities	(593,123)	(335,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(25,500)	(33,000)
Proceeds from disposal of equipment	-	2,500
Refund of reclamation and road use bonds	-	375,125
Net cash provided (used) by investing activities	(25,500)	344,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	821,767	-
Payment obligation	(30,043)	-
Net cash provided by financing activities	791,724	-

Net increase in cash and cash equivalents	173,101	8,839

CASH AT BEGINNING OF PERIOD	67,154	82,275

CASH AT END OF PERIOD	$240,255	$91,114

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The consolidated financial statements for the three-month period ended December 31, 2017 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities, in periods of future income as of December 31, 2017 and 2016, would be as follows:

	2017	2016
Stock options	1,988,334	2,055,419
Warrants	20,840,873	10,000,006
Total possible dilution	22,829,207	12,055,425

At December 31, 2017 and 2016, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.

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

e.

Reclassifications - Certain reclassifications have been made to prior periods’ balances to conform with the current period’s presentation.  These reclassifications have no effect on previously reported results from operations or net equity as previously disclosed.

NOTE 3 – FAIR VALUE MEASUREMENTS:

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	December 31, 2017	September 30, 2017	Input Hierarchy Level
Assets:
Cash	$240,255	$67,154	Level 1
Restricted cash	285,128	285,128	Level 1

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

NOTE 5 – PROPERTY OPTION AGREEMENT (continued):

Pursuant to the Amended Agreement, during the Amended Option Period, we are required to make the following expenditures and stock issuances in order to retain the Option:

•

Payment of $1 million and issuance of one million common shares of the Company by March 31, 2017 (completed – the shares were valued at $480,000, the quoted value of the shares at issuance);

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

NOTE 6 – ACCRUED EXPENSES:

As of December 31, 2017 and September 30, 2017, we had accrued $14,201 and $9,923 in expenses, respectively.

The components of the accrued expenses are:

Description	December 31, 2017	September 30, 2017
Interest expense	$ 1,076	$ -
Other expenses	13,125	9,923
Total accrued expenses	$ 14,201	$ 9,923

NOTE 7 – PAYMENT OBLIGATION:

On September 12, 2017, we entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Debt”) related to a potential corporate transaction in 2015 that was not completed.

Pursuant to the Payment Agreement, we agreed to pay the Debt to the Creditor, including interest, on or before September 12, 2020.  Interest accrues on the unpaid principal amount of the Debt at a rate of prime, as such rate may change from time to time, plus 3% per annum.  We agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, debt, or sales of assets.  If the gross proceeds of any equity financing are at least $1 million, then we agreed to also commence monthly installment payments of $10,000 until the Debt is paid.

During the three months ended December 31, 2017, we paid $34,363 to the Creditor from proceeds of a private placement, with $30,043 being applied to principal of the Debt and $4,320 being applied to interest.

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

On October 12, 2017, we initiated a $1,250,000 private placement offering of Units of the Company at a price of $0.30 per Unit, with an over-allotment option to increase the offering by up to 20%, solely to persons who qualify as accredited investors (the "Offering").

Each Unit in the Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.

During the three months ended December 31, 2017, we closed the sale of two tranches of the Offering.  In the aggregate, we sold a total of 2,880,867 Units at a price of $0.30 per unit for gross proceeds of $864,260.

Warrants

During the three months ended December 31, 2017, 2,880,867 warrants were issued pursuant to the Offering.  No warrants expired during the three months ended December 31, 2017.  At December 31, 2017, there were 9,960,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019, 8,000,000 warrants outstanding with an exercise price of $0.40 per share that expire on January 31, 2020, and 2,880,867 warrants outstanding with an exercise price of $0.45.  In aggregate, as of December 31, 2017, there were 20,840,873 warrants outstanding at a weighted average exercise price of $0.335.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. Our board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.  There is no preferred stock issued as of December 31, 2017.

NOTE 9 – STOCK-BASED AWARDS:

During the three months ended December 31, 2017, no options were granted and 62,500 options vested.  In March 2017, 250,000 stock options with an exercise price of $0.33 and a five-year term were granted to a consultant company.  The fair value of all of the options granted was $60,000 ($0.24 per option).  The options vested quarterly over a one-year period, including 25% of which (62,500 options) vested on December 15, 2017.   The fair value of the 62,500 options that vested during the three months ended December 31, 2017 was $15,000 and was classified as other general and administrative expense.  The value of all of the 250,000 options has now been recognized evenly over the past four quarters as the options vested.  The value of the options was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Expected volatility	128.2%
Stock price on date of grant	$0.33
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.68%
Expected forfeiture rate	0%

NOTE 9 – STOCK-BASED AWARDS (continued):

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2017	2,233,334	$0.41
Expired	(245,000)	(0.41)
Outstanding and exercisable at December 31, 2017	1,988,334	$0.41

Average remaining contractual term of options outstanding and exercisable at December 31, 2017 (years)		3.19

The aggregate of options exercisable as of December 31, 2017 had an intrinsic value of nil, based on the closing price of $0.23 per share of our common stock on December 31, 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of our mining claims on our properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

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

Real Estate Lease Commitments

As of December 31, 2017, the Company has no real estate lease commitments. The Company’s office in Coeur d’Alene, Idaho and its facilities in Sparks, Nevada and Eureka, Nevada are rented on a month-to-month basis.

Total office lease and rental expense from continuing operations is included in the following line items in the consolidated statements of operations and comprehensive income (loss):

	Three months ended December 31,
	2017	2016
Mineral exploration expenses	$12,900	$12,900
Other general and administrative expenses	10,500	10,500
Total	$23,400	$23,400

Employment Agreements

The Company has an employment agreement with an executive employee that requires certain termination benefits and payments in defined circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three months ended December 31, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2017.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as otherwise required by law.

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

Recent Events

In October, 2017, we initiated a private placement offering of Units of the Company at a price of $0.30 per Unit (the “Offering”).   Each Unit in the Offering consisted of one share of common stock of the Company and one common share purchase warrant.  During the three months ended December 31, 2017, we closed the sale of two tranches of the Offering.  In the aggregate, we sold a total of 2,880,867 Units for gross proceeds of $864,260.

On September 12, 2017, we entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Debt”) related to a potential corporate transaction in 2015 that was not completed.  Pursuant to the Payment Agreement, we agreed to pay the Debt to the Creditor, including interest, on or before September 12, 2020.  Interest accrues on the unpaid principal amount of the Debt at a rate of prime, as such rate may change from time to time, plus 3% per annum.  We agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, debt, or sales of assets.  If the gross proceeds of any equity financing are at least $1 million, then we agreed to also commence monthly installment payments of $10,000 until the Debt is paid.  During the three months ended December 31, 2017, we paid $34,363 to the Creditor from proceeds of a private placement, with $30,043 being applied to principal of the Debt and $4,320 being applied to interest.

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

In September, 2017, a metallurgical and geotechnical test program designed to assess the potential to improve heap permeability and enhance gold and silver leach efficiency for the processing of the mineralized material at the Talapoosa gold and silver deposit was completed. The program included re-sampling of four metallurgical composite samples originally tested by Gunpoint Exploration in 2013. The program advanced the already-substantial metallurgical test results incorporated into the Company’s PEA issued in May 2015.

Final results were released on 4 drill core composite test samples that were crushed using high pressure grinding roll (“HPGR”) technology to -1.7mm (-10 mesh), and separated by screening into a fine fraction (-75µm or -200 mesh) and a coarse fraction (+75µm or +200 mesh).  Follow-up saturated permeability was tested on each coarse fraction test sample under simulated leach pad height of up to 200 feet with results indicating that acceptable levels of permeability would be maintained.  Gold and silver column leach testing of the coarse fraction indicates recoveries from 58% to 63% which are comparable to historic estimates for crushed mineralized material as utilized in the PEA.  The fine fraction material was also separately tested for simulated heap leach recovery with sample results indicating recovery of approximately 77% for both gold and silver.

In addition, the program also studied and compared historic assay results between various analytical methods including Metallic Screen Fire Assays (MSFA).  The MSFA data led us to conclude that the deposit gold grade assays may be up to approximately 20% higher than when completed by traditional historic 30 gram or 50 gram fire assay methods.

Subject to available capital, follow-up work is planned in 2018, including additional Reverse Circulation (“RC”) drilling to test the mineralization expansion targets and core drilling to provide sufficient mineralized material to advance the metallurgical studies to a sufficient level to support a final feasibility study.  We also intend to initiate studies to update historic permits for the project to current standards.  These activities are expected to be completed as soon as possible, subject to availability of sufficient financing, which we estimate to be $3.5 million to complete the additional RC and core drilling and $0.5 million to undertake the updating of historic permits to current standards.  Pending availability of such financing, we expect to complete these activities and incorporate the results into a NI 43-101 compliant Preliminary Feasibility Study (“PFS”).  Subject to additional capital availability, the PFS could be completed by the end of 2018 at an additional cost of approximately $3 million.

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

In follow-up to the successful results in RC drill hole BHSE-171, two diamond drill core holes were completed in January, 2015.  BHSE-172 intersected 25.2 feet of 0.15 opt (7.7 m of 5.02 g/t) within an interval of 46.6 feet of 0.10 opt (14.2 m of 5.02 g/t).  BHSE-173 intercepted 57.4 feet of 0.06 opt (17.5 m @ 1.92 g/t).  The two core hole intercepts of the mineralized zone were offset approximately 140 feet from BHSE-171.  The intercepts are well-correlated, as the gold occurs in mineralized collapse breccia within the pyritic Dunderberg Shale-Hamburg Dolomite contact zone.  The intercepts are thought by Timberline geologists to be related to stratigraphic traps associated spatially with a higher-grade feeder system as recognized in many Carlin-type systems.

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

In order to prioritize our resources toward the development of Talapoosa, no material exploration expenditures were incurred at the Eureka Project in 2017.  Unless financial resources become available, minimal expenditures are anticipated for 2018, with work expected to focus on reclamation of drill sites.

There are no proven and probable reserves as defined under Guide 7 at the Eureka Project, and our activities there remain exploratory in nature.

Summary

We believe the global economic environment and monetary climate continue to favor a relatively steady gold price for the foreseeable future with potential for long-term price improvements.  While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects, despite the current gold price and market volatility.

As a company, we are considering financing and strategic corporate opportunities with our focus on providing for the advancement of our Talapoosa project.  In May 2015, we finalized a positive PEA at Talapoosa, the results of which were announced on April 27, 2015.  The metallurgical test programs were designed to increase the level of confidence in the metallurgical conclusions that were incorporated into the Talapoosa PEA.

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

Results of Operations for the three months ended December 31, 2017 and 2016

Consolidated Results

(US$)	Three Months Ended December 31,
	2017	2016
Exploration expenses:
Eureka	$12,352	$15,840
Talapoosa	13,822	26,137
Other exploration properties	-	3,751
Total exploration expenditures	26,174	45,728
Non-cash expenses:
Non-employee stock option expense	15,000	-
Depreciation, amortization and accretion	1,843	1,755
Total non-cash expenses	16,843	1,755
Professional fees expenses	72,546	91,815
Insurance expenses	23,179	20,127
Salaries and benefits expenses	83,254	76,534
Interest and other (income) expenses	(8,495)	918
Other general and administrative expenses	115,661	68,831
Income tax provision (benefit)	-	21,000
Net loss	$(329,162)	$(326,708)

Our consolidated net loss for the three months ended December 31, 2017 was $329,162, compared to a consolidated net loss of $326,708 for the three months ended December 31, 2016.  The year-over-year difference is minimal, with decreased exploration expenses, professional fees, and tax provisions in 2017 offset by increased non-cash stock option expense, and other general and administrative expenses.  Other general and administrative expenditures were higher in 2017 primarily related to higher consulting fees aimed at increasing our market exposure and supporting our marketing efforts during the quarter ended December 31, 2017.  We anticipate that the net loss will remain relatively flat, subject to changes in non-cash option expenses and general and administrative expenditures which are subject to transaction activity.  Exploration expenditures during the three months ended December 31, 2017 decreased slightly compared to the same period in 2016 with some reclamation activities, but no significant exploration activity.  We anticipate that exploration expenditures will increase year-over-year in the next quarter, subject to available capital, as we advance toward development at Talapoosa.

Subject to adequate funding in 2018, we expect to continue to incur exploration expenses for the advancement of Talapoosa and exploration at Eureka.

Financial Condition and Liquidity

At December 31, 2017, we had assets of $17,938,314, consisting of cash in the amount of $240,255; property, mineral rights and equipment, net of depreciation of $17,151,019, restricted cash held for exploration bonds of $285,128, and other assets in the amount of $261,912.

During the three months ended December 31, 2017, we closed the sale of two tranches of an equity financing.  In the aggregate, we sold a total of 2,880,867 Units at a price of $0.30 per unit for gross proceeds of $864,260 and net proceeds after the costs of the financing of $821,767.

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

At December 31, 2017, we had working capital of $119,118.  As of the date of this report, we have approximately $325,000 outstanding in current liabilities and a cash balance of approximately $150,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern, meet our Talapoosa option and property expenditure obligations and execute our business plan for the next 12 months without receiving significant additional capital.  We estimate that in order to meet our minimum obligations to maintain the Talapoosa option and continue as a going concern for the next twelve months, we need to raise at least $3 million during the next year, and to conduct our planned exploration program for the Talapoosa project for the next twelve months would require an estimated additional $5 million.  Therefore, we expect to engage in financial transactions to increase our cash balance and/or decrease our cash obligations in the near term, which may include equity financings, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

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

We plan, as funding allows, to follow-up on our completed PEA of Talapoosa with a pre-feasibility study, which is expected to include trade-off studies, further metallurgical tests, and analysis of various other processing scenarios.  Also subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.  Based upon identified potential funding opportunities, we are revising our corporate and exploration budgets, with a focus on the advancement of the Talapoosa pre-feasibility study.  We recognize that we will require additional funding in order to execute our operating plans and advance toward development of our properties.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  Over the past two years, we have significantly curtailed our corporate, exploration and other expenditures, however, we recognize that we will still require additional funding to provide sufficient capital to meet our Talapoosa option obligations, fund our planned, non-discretionary expenditures for the next 12 months, and maintain our primary mineral properties.  If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing Activities

In October, 2017, we initiated a private placement offering of Units of the Company at a price of $0.30 per Unit, with an over-allotment option to increase the offering by up to 20%, solely to persons who qualify as accredited investors (the "Offering").  Each Unit in the Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.  The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualify as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

During the three months ended December 31, we closed the sale of two tranches of the Offering.  In the aggregate, we sold a total of 2,880,867 Units at a price of $0.30 per unit for gross proceeds of $864,260.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the SEC on December 20, 2017.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2017, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: January 25, 2018
By: /s/ Randal L. Hardy ___________________________________ Randal L. Hardy Chief Financial Officer (Principal Financial and Accounting Officer) Date: January 25, 2018

23