Form 10-Q
period 2018-03-31
Timberline Resources Corp
filed 2018-05-11
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Number of shares of issuer’s common stock outstanding at May 10, 2018: 43,527,819

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 12

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$15,318	$67,154
Prepaid expenses	204,788	20,716
Accounts receivable	-	2,633
TOTAL CURRENT ASSETS	220,106	90,503

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,947,319	17,125,519

OTHER ASSETS:
Restricted cash	285,128	285,128
Deposits and other assets	9,750	9,750
TOTAL OTHER ASSETS	294,878	294,878

TOTAL ASSETS	$14,462,303	$17,510,900

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,753	$109,680
Accrued expenses	8,853	9,923
Accrued payroll, benefits and taxes	70,269	85,730
Payment obligation	212,273	250,000
TOTAL CURRENT LIABILITIES	399,148	455,333

LONG-TERM LIABILITIES:
Asset retirement obligation	156,718	152,940
TOTAL LONG-TERM LIABILITIES	156,718	152,940

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,027,819 and 33,146,952 shares issued and outstanding, respectively	36,028	33,147
Additional paid-in capital	71,434,030	70,408,144
Accumulated deficit	(57,563,621)	(53,538,664)
TOTAL STOCKHOLDERS' EQUITY	13,906,437	16,902,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,462,303	$17,510,900

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017

OPERATING EXPENSES:
Mineral exploration	$21,094	$36,392	$47,268	$82,120
Abandonment of mineral rights	3,231,700	-	3,231,700	-
Salaries and benefits	231,266	109,400	314,520	185,934
Professional fees	28,025	46,425	100,571	138,240
Insurance expense	24,057	23,517	47,236	43,643
Gain on disposal of equipment	-	-	-	(2,500)
Other general and administrative	155,588	328,032	288,092	401,118
TOTAL OPERATING EXPENSES	3,691,730	543,766	4,029,387	848,555

LOSS FROM OPERATIONS	(3,691,730)	(543,766)	(4,029,387)	(848,555)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(122)	123	(89)	(798)
Interest expense	(3,943)	-	(10,114)	-
Gain on sale of available-for-sale securities	-	23,826	-	23,826
Miscellaneous other income	-	2	14,633	5
TOTAL OTHER INCOME (EXPENSE)	(4,065)	23,951	4,430	23,033

LOSS BEFORE INCOME TAXES	(3,695,795)	(519,815)	(4,024,957)	(825,522)

INCOME TAX PROVISION (BENEFIT)	-	11,632	-	32,632

NET LOSS	(3,695,795)	(531,447)	(4,024,957)	(858,154)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity
securities, net of tax	-	-	-	(39,000)
Reclassification of (gain) on available-for-sale
securities sold	-	(21,601)	-	(21,601)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	-	(21,601)	-	(60,601)

COMPREHENSIVE LOSS	$(3,695,795)	$(553,048)	$(4,024,957)	$(918,755)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.10)	$(0.02)	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	36,027,819	25,244,952	35,296,269	24,669,699

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,024,957)	$(858,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax provision	-	32,632
Gain on disposal of equipment	-	(2,500)
Stock-based compensation	207,000	15,000
Abandonment of mineral properties	3,231,700	-
Accretion of asset retirement obligation	3,778	3,598
Gain on sale of available-for-sale securities	-	(23,826)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(184,072)	(11,824)
Accounts receivable	2,633	(2,633)
Accounts payable	(1,927)	2,017
Accrued expenses	(1,070)	(48,150)
Accrued payroll, benefits and taxes	(15,461)	9,634
Net cash used by operating activities	(782,376)	(884,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(53,500)	(1,051,000)
Proceeds from disposal of equipment	-	2,500
Proceeds from sale of available-for-sale securities	-	77,856
Refund of reclamation and road use bonds	-	379,175
Net cash (used) by investing activities	(53,500)	(591,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	821,767	1,538,750
Proceeds from subscriptions agreements		100,000
Payment obligation	(37,727)	-
Net cash provided by financing activities	784,040	1,638,750

Net increase (decrease) in cash and cash equivalents	(51,836)	163,075

CASH AT BEGINNING OF PERIOD	67,154	82,275

CASH AT END OF PERIOD	$15,318	$245,350

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock payable for mineral rights	-	480,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The consolidated financial statements for the three and six month periods ended March 31, 2018 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of outstanding securities, in periods of future income as of March 31, 2018 and 2017, would be as follows:

	2018	2017
Stock options	2,980,000	2,297,085
Warrants	20,840,873	16,155,006
Total possible dilution	23,820,873	18,452,091

At March 31, 2018 and 2017, the effect of the Company’s outstanding options and warrants would have been anti-dilutive.

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

e.

New accounting pronouncements:

Statement of cash flows – Restricted cash - In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." ASU No. 2016-18 requires that restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the adoption of this standard’s impact on its financial statements.

Compensation – Stock compensation – In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation." ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. ASU No. 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company believes adoption of this standard will not have a material impact on its financial statements.

f.

Restricted cash – Cash that is restricted as to withdrawal or use under the terms of certain contractual arrangements, generally with regulatory agencies, is recorded in Other Assets as Restricted cash on our balance sheet.

g.

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

	March 31, 2018	September 30, 2017	Input Hierarchy Level
Assets:
Cash	$15,318	$67,154	Level 1
Restricted cash	285,128	285,128	Level 1

NOTE 4 – PREPAID EXPENSES:

Any expenses paid prior to the related services being rendered will be recorded as prepaid expenses.  At March 31, 2018 prepaid expenses included $166,667 related to a prepaid marketing consulting agreement, with the remainder related to prepaid insurance premiums and prepaid annual exchange listing fees.

NOTE 5 – PROPERTY OPTION AGREEMENT:

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015 and was amended on October 19, 2016 (“Amended Agreement”).  Pursuant to the Agreement, Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada.  We acquired the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated (“Option Period”).  Pursuant to the Amended Agreement, we had the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

As consideration for the Option, we issued two million (2,000,000) shares of common stock and paid $300,000 in cash.  The common stock was valued at fair value on the Effective Date and combined with the cash payments of $300,000 for total consideration of $1,500,000.  The common stock was issued on March 31, 2015 into escrow with periodic releases to Gunpoint.  The shares were irrevocable and were released to Gunpoint as follows:  25% on September 12, 2015; 25% on March 12, 2016; 25% on September 12, 2016; and 25% on March 12, 2017.  All of the shares have been released from escrow.  Gunpoint retained the total of 2,000,000 shares, even though we did not exercise the Option.

Pursuant to the Amended Agreement, during the Amended Option Period, we were required to make the following expenditures and stock issuances in order to retain the Option:

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

We did not make the payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018.  As a result, in the three months ended March 31, 2018, we wrote off our entire investment of $3,231,700 in the Talapoosa property option pursuant to the Amended Agreement.  This was recognized as an abandonment of mineral rights during the period ended March 31, 2018.

NOTE 6 – ACCRUED EXPENSES:

As of March 31, 2018 and September 30, 2017, we had accrued $8,853 and $9,923 in expenses, respectively.

The components of the accrued expenses are:

Description	March 31, 2018	September 30, 2017
Interest expense	$ 3,853	$ -
Other expenses	5,000	9,923
Total accrued expenses	$ 8,853	$ 9,923

NOTE 7 – PAYMENT OBLIGATION:

On September 12, 2017, we entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Debt”) related to a potential corporate transaction in 2015 that was not completed.

Pursuant to the Payment Agreement, we agreed to pay the Debt to the Creditor, including interest, on or before September 12, 2020.  Interest accrues on the unpaid principal amount of the Debt at the prime rate, as such rate may change from time to time, plus 3% per annum.  We agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, debt, or sales of assets.  If the gross proceeds of any equity financing are at least $1 million, then we agreed to also commence monthly installment payments of $10,000 until the Debt is paid.

NOTE 7 – PAYMENT OBLIGATION (continued):

During the three months and six months ended March 31, 2018, we paid $8,850 and $43,213, respectively, to the Creditor, which represented 5% of the gross proceeds of two tranches of a private placement completed in December 2017.  During the three months and six months ended March 31, 2018, $7,684 and $37,727, respectively, was applied to principal of the Debt and $1,166 and $5,486, respectively, was applied to interest.  The payment made during the three months ended March 31, 2018 was paid in early January 2018 even though the final private placement proceeds were received in late December 2017.  Interest on the Debt, in the amount of $3,853, was included in accrued expenses at March 31, 2018.  The obligation to commence monthly installment payments of $10,000 until the Debt is paid has not yet been triggered because we have not completed a financing with gross proceeds of at least $1 million.

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

During the six months ended March 31, 2018, we closed the sale of two tranches of the Offering.  In the aggregate, we sold a total of 2,880,867 Units at a price of $0.30 per unit for gross proceeds of $864,260 and net proceeds, net of offering costs, of $821,767.

Stock Issued for Stock Options

We did not issue any stock pursuant to the exercise of stock options or stock unit awards during the three months or the six months ended March 31, 2018.

Warrants

During the six months ended March 31, 2018, 2,880,867 warrants were issued pursuant to the Offering.  No warrants expired during the three or six months ended March 31, 2018.  At March 31, 2018, there were 9,960,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019, 8,000,000 warrants outstanding with an exercise price of $0.40 per share that expire on January 31, 2020, and 2,880,867 warrants outstanding with an exercise price of $0.45 that expire on October 31, 2022.  In aggregate, as of March 31, 2018, there were 20,840,873 warrants outstanding at a weighted average exercise price of $0.335.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. Our board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.  There is no preferred stock issued as of March 31, 2018.

NOTE 9 – STOCK-BASED AWARDS:

During the three months ended March 31, 2018, 1,600,000 stock options with an exercise price of $0.17 and a five-year term where granted to our employees and directors.  All of the awarded stock options vested immediately.  The fair value of all of the options that were granted and vested during the three months ended March 31, 2018 was $192,000 ($0.12 per option).

NOTE 9 – STOCK-BASED AWARDS (continued):

During the three months ended March 31, 2017, 250,000 stock options with an exercise price of $0.33 and a three-year term where granted to a consultant company.  The options vested quarterly over a one-year period.  The fair value of the 62,500 options that were vested during the three months ended March 31, 2017 was $15,000 ($0.24 per option) and was classified as other general and administrative expense.  The value of the remaining 187,500 options was $45,000 and was recognized evenly over the following three quarters as the options vested, including $15,000 that was recognized during the three months ended December 31, 2017, which is included in the compensation cost of options for non-employees for the six months ended March 31, 2018.

The value of the options was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	2018	2017
Expected volatility	121.6%	128.2%
Stock price on date of grant	$0.17	$0.33
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	2.33%	1.68%
Expected forfeiture rate	0%	0%

For the three and six months ended March 31, 2018 and 2017, the total compensation cost of stock options for employees was $120,000 and nil, respectively.  These costs were classified under salaries and benefits expense.

For the three months ended March 31, 2018 and 2017, the total compensation cost of options for non-employees was $72,000 and $15,000, respectively.  These costs were classified under other general and administrative expense.

For the six months ended March 31, 2018 and 2017, the total compensation cost of options for non-employees was $87,000 and $15,000, respectively.  These costs were classified under other general and administrative expense.

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2017	2,233,334	$0.41
Granted	1,600,000	0.17
Expired	(853,334)	(0.43)
Outstanding and exercisable at March 31, 2018	2,980,000	$0.28

Weighted average fair value of options granted during the three months ended March 31, 2018		$0.12

Average remaining contractual term of options outstanding and exercisable at March 31, 2018 (years)		3.91

The aggregate of options exercisable as of March 31, 2018 had an intrinsic value of nil, based on the closing price of $0.17 per share of our common stock on March 31, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of our mining claims on our properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

Pursuant to the Amended Option Agreement at Talapoosa (see Note 5), we had an obligation to make a payment of $2 million by March 31, 2018, which payment was not made and, therefore, the Amended Option Agreement was terminated per its terms on March 31, 2018.  We have no future obligations related to the Amended Option Agreement at Talapoosa.

We pay federal and county claim maintenance fees on unpatented claims that are included in our mineral exploration properties.  Should we continue to explore all of our mineral properties we expect annual fees to total approximately $158,000 per year in the future.

While we recognize that we will not be able to meet these payments with our current cash balances, we do expect to make these payments with proceeds from expected capital raises.  We expect to obtain additional capital through refunds of excess restricted cash held for exploration bonds and financing transactions such as equity investments, asset sales, joint ventures, debt facilities, or other types of strategic arrangements.

Real Estate Lease Commitments

As of March 31, 2018, the Company has no real estate lease commitments. The Company’s office in Coeur d’Alene, Idaho and its facilities in Sparks, Nevada and Eureka, Nevada are rented on a month-to-month basis.

Total office lease and rental expense from continuing operations is included in the following line items in the consolidated statements of operations and comprehensive income (loss):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Mineral exploration expenses	$12,900	$12,900	$25,800	$25,800
Other general and administrative expenses	10,500	10,500	21,000	21,000
Total	$23,400	$23,400	$46,800	$46,800

Employment Agreements

The Company has employment agreements with two executive employees that require certain termination benefits and payments in defined circumstances.

NOTE 11 – SUBSEQUENT EVENTS:

Eureka Property Lease Payments

Subsequent to March 31, 2018, our management and Board of Directors determined that certain payments received by the Company, which had been held and not recorded or deposited pending an expected resolution of circumstances relating to two historic leases at our Eureka property, should be deposited.  The payments had been received from a third party with whom we are in discussions to resolve matters that had been under negotiation since we acquired the Eureka property.  The funds are subject to potential return to the third party pending the outcome of the negotiations.  The total amount of these payments received through April 2018 was $70,772.  Monthly payments in the amount of $8,326 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three and six months ended March 31, 2018 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

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

• risks related to our  Lookout Mountain, Windfall, Seven Troughs, and other acquired growth projects;

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

Corporate Overview

Our business is mineral exploration, with a focus on district-scale gold projects such as our Eureka project in Nevada.

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

In March 2015, we acquired an option from Gunpoint Exploration Ltd. (“Gunpoint”) to purchase a 100% interest in Gunpoint’s Talapoosa exploration project in western Nevada.  The option agreement, as amended (the “Amended Agreement”), granted us the right to exercise the purchase option at any time through March 31, 2019, subject to certain interim payments and cumulative project expenditures.  We did not make the required payment of $2 million nor issue the one million common shares of the Company by March 31, 2018 as required by the Amended Agreement, and, therefore, the Amended Agreement was terminated per its terms at 11:59 p.m. on March 31, 2018.

Recent Events

In December 2017, we closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the “Offering”).   Each Unit in the Offering consisted of one share of common stock of the Company and one common share purchase warrant.

On September 12, 2017, we entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Debt”) related to a potential corporate transaction in 2015 that was not completed.  Pursuant to the Payment Agreement, we agreed to pay the Debt to the Creditor, including interest, on or before September 12, 2020.  Interest accrues on the unpaid principal amount of the Debt at the prime rate, as such rate may change from time to time, plus 3% per annum.  We agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, debt, or sales of assets.  If the gross proceeds of any equity financing are at least $1 million, then we agreed to also commence monthly installment payments of $10,000 until the Debt is paid.

During the three months and six months ended March 31, 2018, we paid $8,850 and $43,213, respectively, to the Creditor, which represented 5% of the gross proceeds of two tranches of a private placement completed in December 2017.  During the three months and six months ended March 31, 2018, $7,684 and $37,727, respectively, was applied to principal of the Debt and $1,166 and $5,486, respectively, was applied to interest.  The payment made during the three months ended March 31, 2018 was paid in early January 2018 even though the final private placement proceeds were received in late December 2017.  The obligation to commence monthly installment payments of $10,000 until the Debt is paid has not yet been triggered because we have not completed a financing with gross proceeds of at least $1 million.

Mineral Exploration

Talapoosa, Nevada

In March 2015, we acquired an option from Gunpoint Exploration Ltd. (“Gunpoint”) to purchase a 100% interest in Gunpoint’s Talapoosa exploration project in western Nevada.  Talapoosa is a 14,870-acre district-scale property comprising U.S. Bureau of Land Management (“BLM”) claims, fee lands, and water rights.  The option agreement, as amended (the “Amended Agreement”), granted us the right to exercise the purchase option at any time through March 31, 2019, subject to certain interim payments and cumulative project expenditures.  We did not make the required payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, as required by the Amended Agreement, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018.    We have no future plans or obligations related to the Talapoosa project.

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

We also completed a six-hole RC drill program on the Windfall target within the Eureka project.  The drilling successfully tested on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall.  Six drill holes completed over a strike length of approximately 3,000 feet intersected gold mineralization consistent with results from over 600 historic drill holes, highlighted by BHWF-40 which intersected 80 feet at 0.09 opt of gold (24.9 m @ 3.04 g/t) which included a subsection of 20 feet @ 0.26 opt of gold (6.1 m @ 8.79 g/t).    The data for Windfall will support potential development of an estimate of the gold mineralization at the project.

Subject to available capital, we plan to resume work at Eureka with a focus on the Windfall Project where we anticipate completion of geologic modelling and engagement of an independent qualified expert to complete a resource calculation of gold ounces and grade.  We also plan to initiate exploration on a new target area called Oswego where we have identified geologic indicators of a potential gold mineralized location.

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

As a company, we are considering financing and strategic corporate opportunities with our focus on providing for the advancement of projects comprising our Eureka property and other property interests we may acquire.  While our focus has previously been on Talapoosa, with the relinquishment of the Talapoosa option, we plan to advance multiple project areas and targets on our Eureka property.

We believe that with appropriate funding, the Windfall project at our Eureka property can advance with determination of an initial gold mineralization estimate and follow-up drilling targeted to expand the mineralization.  Further potential will be developed with the advancement of new targets at Oswego and the potential acquisition of other prospective property interests in Nevada.  We believe that our management and our board of directors have the knowledge and experience to evaluate financing and strategic opportunities and to provide for the advancement of multiple projects.

Results of Operations for the three months ended March 31, 2018 and 2017

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Exploration expenses:
Eureka	$9,494	$4,138	$21,846	$19,979
Talapoosa	11,532	31,969	25,354	58,105
Other exploration properties	68	285	68	4,036
Total exploration expenditures	21,094	36,392	47,268	82,120
Non-cash expenses:
Stock option expenses	192,000	15,000	207,000	15,000
Abandonment of mineral rights	3,231,700	-	3,231,700	-
Income tax provision	-	11,632	-	32,632
Gain on disposal of equipment	-	(2,500)	-	(2,500)
Gain on sale of available-for-sale securities	-	(23,826)	-	(23,826)
Depreciation, amortization and accretion	1,935	1,843	3,778	3,598
Total non-cash expenses	3,425,635	2,149	3,442,478	24,904
Professional fees expenses	28,025	46,425	100,571	138,240
Insurance expenses	24,057	23,517	47,236	43,643
Salaries and benefits expenses	111,266	109,400	194,520	185,934
Interest and other (income) expense	4,065	(125)	(4,430)	793
Other general and administrative expenses	81,653	313,689	197,314	382,520
Net loss	$(3,695,795)	$(531,447)	$(4,024,957)	$(858,154)

Our consolidated net loss for the three months ended March 31, 2018 was $3,695,795, including a charge of $3,231,700 related to the relinquishment of the Talapoosa option.  Excluding the abandonment of mineral rights expense, the net loss for the three months ended March 31, 2018 was $464,095 compared to a consolidated net loss of $531,447 for the three months ended March 31, 2017.  The year-over-year difference is primarily related to greater other general and administrative expenses in 2017, partially offset by increased non-cash stock option expense due to options granted in 2018.  Other general and administrative expenditures were higher in 2017 primarily related to marketing and consulting costs aimed at increasing our market exposure and supporting our marketing efforts during the quarter ended March 31, 2017.  We anticipate that the net loss, excluding abandonment of mineral rights expenses, will increase as our exploration activity increases, subject to changes in non-cash option expenses and general and administrative expenditures which vary according to transaction activity.  Exploration expenditures during the three months ended March 31, 2018 decreased compared to the same period in 2017 due to reduced exploration activity at Talapoosa.  We anticipate that exploration expenditures will increase year-over-year in the next quarter, subject to available capital, as we seek to advance projects on our Eureka property.

Our consolidated net loss for the six months ended March 31, 2018 was $4,024,957, including a charge of $3,231,700 related to the relinquishment of the Talapoosa option.  Excluding the abandonment of mineral rights expense, the net loss for the three months ended March 31, 2018 was $793,257 compared to a consolidated net loss of $858,154 for the six months ended March 31, 2017.  The year-over-year difference is primarily related to greater professional fees, other general and administrative expenses, and expenses related to exploration at Talapoosa in 2017, partially offset by increased non-cash stock option expense due to options granted in 2018.  Other general and administrative expenditures were higher in 2017 primarily related to marketing and consulting costs aimed at increasing our market exposure and supporting our marketing efforts during the six months ended March 31, 2017.  We anticipate that the net loss, excluding abandonment of mineral rights expenses, will remain relatively flat, subject to changes in non-cash option expenses and general and administrative expenditures which are subject to transaction activity.  Exploration expenditures during the six months ended March 31, 2018 decreased compared to the same period in 2017 due to reduced exploration activity at Talapoosa.  We anticipate that exploration expenditures will increase in future periods, subject to available capital, as we seek to advance projects on our Eureka property.

Subject to adequate funding in 2018, we expect to continue to incur exploration expenses for advancing exploration initiatives at the Lookout Mountain and Windfall projects on our Eureka property.

Financial Condition and Liquidity

At March 31, 2018, we had assets of $14,462,303, consisting of cash in the amount of $15,318; property, mineral rights and equipment, net of depreciation of $13,947,319, restricted cash held for exploration bonds of $285,128, and other assets in the amount of $214,538.

During the six months ended March 31, 2018, we closed the sale of two tranches of an equity financing.  In the aggregate, we sold a total of 2,880,867 Units at a price of $0.30 per unit for gross proceeds of $864,260 and net proceeds after the costs of the financing of $821,767.

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

At March 31, 2018, we had a working capital deficit of $179,042.  As of the date of this report, we have approximately $325,000 outstanding in current liabilities and a cash balance of approximately $550,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern, meet our property expenditure obligations and execute our business plan for the next 12 months without receiving significant additional capital.  We estimate that in order to meet our minimum obligations and continue as a going concern for the next twelve months, we need to raise at least $1 million during the next year, and to conduct our anticipated exploration program at Eureka for the next twelve months would require an estimated additional $1 million.  Therefore, we expect to engage in financial transactions to increase our cash balance and/or decrease our cash obligations in the near term, which may include equity financings, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

We are working to increase and maintain sufficient working capital by prioritizing our expenditures toward added-value activities and advancing transactions aimed at improving our cash position.  We have also implemented significant cost-cutting measures, reduced staff, and curtailed discretionary exploration expenditures to preserve cash.  We are also working to increase our working capital by exploring multiple financing alternatives to fund the execution of our business plan.

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

We plan, as funding allows, to execute exploration programs at Eureka to follow-up on previous drill results and historical data, which are expected to include drilling, surface mapping and sampling, metallurgical tests, and initiating and upgrading gold resource estimates at Eureka.  Based upon identified potential funding opportunities, we are revising our corporate and exploration budgets, with a focus on the advancement the Eureka and Windfall projects at our Eureka property.  We recognize that we will require additional funding in order to execute our operating plans and advance toward development of our properties.

Given current market conditions, we cannot provide assurance that necessary financing will be available to us on acceptable terms or at all.  Over the past two years, we have significantly curtailed our corporate, exploration and other expenditures, however, we recognize that we will still require additional funding to provide sufficient capital to meet our property obligations, fund our planned, non-discretionary expenditures for the next 12 months, and maintain our primary mineral properties.  If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing Activities

On December 21, 2017, we closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the "Offering").  Each Unit in the Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.  The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2018, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on January 26, 2018
10.1*#	Randal Hardy Employment Agreement dated March 14, 2018, with an effective date of December 16, 2016
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

# - Denotes management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: May 10, 2018
By: /s/ Randal L. Hardy ___________________________________ Randal L. Hardy Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 10, 2018

22