Form 10-Q
period 2018-06-30
Timberline Resources Corp
filed 2018-08-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Number of shares of issuer’s common stock outstanding at August 10, 2018: 43,527,819

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

5

Consolidated statements of cash flows

6

Notes to consolidated financial statements

7 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$303,424	$67,154
Prepaid expenses and other current assets	267,080	20,716
Accounts receivable	-	2,633
TOTAL CURRENT ASSETS	570,504	90,503

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,777,895	17,125,519

OTHER ASSETS:
Restricted cash	285,128	285,128
Deposits and other assets	5,700	9,750
TOTAL OTHER ASSETS	290,828	294,878

TOTAL ASSETS	$14,639,227	$17,510,900

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,018	$109,680
Accrued expenses	7,939	9,923
Accrued payroll, benefits and taxes	33,692	85,730
Payment obligation	198,806	250,000
TOTAL CURRENT LIABILITIES	287,455	455,333

LONG-TERM LIABILITIES:
Asset retirement obligation	158,653	152,940
TOTAL LONG-TERM LIABILITIES	158,653	152,940

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 43,527,819 and 33,146,952 shares issued and outstanding, respectively	43,528	33,147
Additional paid-in capital	72,042,530	70,408,144
Accumulated deficit	(57,892,939)	(53,538,664)
TOTAL STOCKHOLDERS' EQUITY	14,193,119	16,902,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,639,227	$17,510,900

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017

OPERATING EXPENSES:
Mineral exploration	$22,891	$34,964	$70,159	$117,084
Abandonment of mineral rights	-	-	3,231,700	-
Salaries and benefits	89,044	92,010	403,564	277,944
Professional fees	27,662	52,771	128,233	191,011
Insurance expense	22,760	24,585	69,996	68,228
Gain on disposal of equipment	-	-	-	(2,500)
Other general and administrative	162,066	160,829	450,158	561,947
TOTAL OPERATING EXPENSES	324,423	365,159	4,353,810	1,213,714

LOSS FROM OPERATIONS	(324,423)	(365,159)	(4,353,810)	(1,213,714)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(884)	585	(973)	(213)
Interest expense	(4,011)	-	(14,125)	-
Gain on sale of available-for-sale securities	-	100,260	-	124,086
Miscellaneous other income	-	11	14,633	16
TOTAL OTHER INCOME (EXPENSE)	(4,895)	100,856	(465)	123,889

LOSS BEFORE INCOME TAXES	(329,318)	(264,303)	(4,354,275)	(1,089,825)

INCOME TAX PROVISION (BENEFIT)	-	36,353	-	68,985

NET LOSS	(329,318)	(300,656)	(4,354,275)	(1,158,810)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity
securities, net of tax	-	(8,276)	-	(47,275)
Reclassification of (gain) on available-for-sale
securities sold	-	(59,239)	-	(80,840)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	-	(67,515)	-	(128,115)

COMPREHENSIVE LOSS	$(329,318)	$(368,171)	$(4,354,275)	$(1,286,925)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.12)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	40,478,368	31,918,655	37,023,636	27,086,018

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,354,275)	$(1,158,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax provision	-	68,985
Gain on disposal of equipment	-	(2,500)
Stock-based compensation	223,000	30,000
Abandonment of mineral properties	3,231,700	-
Accretion of asset retirement obligation	5,713	5,441
Gain on sale of available-for-sale securities	-	(124,086)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(246,364)	(10,386)
Deposits and other assets	4,050	-
Accounts receivable	2,633	(2,633)
Accounts payable	(62,662)	(16,986)
Accrued expenses	(1,984)	(34,000)
Accrued payroll, benefits and taxes	(52,038)	9,634
Net cash used by operating activities	(1,250,227)	(1,235,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(71,500)	(1,099,800)
Proceeds from sale of property, mineral rights and equipment	100,000	-
Proceeds from lease of property, mineral rights and equipment	87,424	-
Proceeds from disposal of equipment	-	2,500
Proceeds from sale of available-for-sale securities	-	346,986
Refund of reclamation and road use bonds	-	405,175
Net cash provided (used) by investing activities	115,924	(345,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	1,421,767	1,957,475
Payments on payment obligation	(51,194)	-
Proceeds from exercise of warrants	-	10,000
Net cash provided by financing activities	1,370,573	1,967,475

Net increase in cash and cash equivalents	236,270	386,995

CASH AT BEGINNING OF PERIOD	67,154	82,275

CASH AT END OF PERIOD	$303,424	$469,270

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for mineral rights	-	$480,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2018.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The consolidated financial statements for the three and nine month periods ended June 30, 2018 were prepared on the basis that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations. These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.  The Company’s ability to continue as a going concern is dependent upon its ability to receive cash flow from its operations or to successfully obtain additional financing. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of outstanding securities, in periods of future income as of June 30, 2018 and 2017, would be as follows:

	2018	2017
Stock options	3,180,000	2,253,334
Warrants	28,340,873	17,960,006
Total possible dilution	31,520,873	20,213,340

At June 30, 2018 and 2017, the effect of the Company’s outstanding options and warrants would have been anti-dilutive.

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

e.

New accounting pronouncements:

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the adoption of this standard’s impact on its financial statements.

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

	June 30, 2018	September 30, 2017	Input Hierarchy Level
Assets:
Cash	$303,424	$67,154	Level 1
Restricted cash	285,128	285,128	Level 1

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Any expenses paid prior to the related services being rendered will be recorded as prepaid expenses.  At June 30, 2018 prepaid expenses and other current assets included $125,000 related to a prepaid marketing consulting agreement, $95,759 related to land holding fees paid in June 2018 for the Elder Creek property joint venture interest that the Company has agreed to acquire, with the remainder related to prepaid conference fees, prepaid insurance premiums, and prepaid annual exchange listing fees.

NOTE 5 – PROPERTY AND MINERAL RIGHTS:

During the three months ended June 30, 2018, our management and Board of Directors determined that certain payments received by the Company beginning in August 2017, which had been held and not recorded or deposited pending an expected resolution of circumstances relating to two historic leases at our Eureka property, should be deposited.  The payments had been received from a third party with whom we are in discussions to resolve matters that had been under negotiation since we acquired the Eureka property.  The total amount of these payments received through June, 2018 was $87,424.  Monthly payments in the amount of $8,326 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved.  These receipts are recorded as a reduction to property, mineral rights, and equipment.

ICBM Sale

On May 23, 2018, we sold a participating interest in a joint venture on the ICBM Project (“ICBM”), a mineral interest located in Humboldt and Lander counties, Nevada.  The purchaser was Americas Gold Exploration, Inc. (“AGEI”) and the consideration we received for the sale was $100,000 cash, which was recorded as a decrease to mineral interests.  The total consideration also included a 0.5% net smelter return royalty on the gross production of all minerals extracted from the ICBM Project properties.  In connection with a concurrent definitive agreement with AGEI to acquire an additional joint venture interest, we decided to re-acquire this joint venture interest, now renamed as the Paiute property joint venture, as a component of the AGEI transaction.

AGEI Definitive Agreement

On May 23, 2018, we executed a definitive agreement with Americas Gold Exploration, Inc. (“AGEI”) (the “Definitive Agreement”) for the purchase of two joint venture ownership interests (the “JV Interests”) in Nevada (the “Transaction”).  As of June 30, 2018, we had not yet closed on the Transaction; however we expect to close on the Transaction upon completion of a financing that provides sufficient capital to meet the obligations of the two joint venture agreements for at least six months, and the receipt of final approval for the Transaction from the TSX Venture Exchange.  The JV Interests include the Elder Creek property joint venture with McEwen Mining Inc., which includes an option to acquire up to 65% of the project interest, and an approximate 73.7% interest in the Paiute property joint venture with LAC Minerals (USA) LLC, a wholly owned subsidiary of Barrick Gold Corporation.  Upon closing of the Transaction, we expect to be the operator at both of these joint venture projects.

The consideration for the Transaction is expected to consist of ten million shares of the Company’s common stock and five million non-transferrable share purchase warrants (the “Consideration Warrants”), with each warrant exercisable to acquire one share of the Company’s common stock for US$0.24 for a period of three years. In addition, we will deliver to AGEI, subject to any required regulatory approval, an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the earlier of the following occurs: (i) Timberline enters into an arrangement with a funding partner for the advancement of the Elder Creek Joint Venture, or (ii) Timberline has met the 2018 work commitment of $500,000.

On June 18, 2018, we entered into an amendment to the Definitive Agreement wherein we agreed, upon closing of the Transaction, to reimburse AGEI for the initial payment of $100,000 due under the Elder Creek JV agreement.  Upon executing the Definitive Agreement, it was our intention to pay this initial payment, but because the TSX Venture Exchange had not provided final approval for the Transaction when the initial payment was due, AGEI paid the initial payment, and we will reimburse AGEI for the $100,000 payment upon TSX-V approval and closing of the Transaction.

On June 29, 2018, we paid the property holding costs for the Elder Creek property which were due to be paid to McEwen Mining on or before June 30, 2018.  Given that the Transaction had not closed as of June 30, 2018, the property holding cost payment of $95,759 was recorded as other current assets at June 30, 2018.

Talapoosa Option Agreement (Terminated)

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

NOTE 5 – PROPERTY AND MINERAL RIGHTS (continued):

Pursuant to the Amended Agreement, during the Amended Option Period, we were required to pay $2 million and issue one million common shares of the Company by March 31, 2018.  We did not make the payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018.  As a result, on March 31, 2018, we wrote off our entire investment of $3,231,700.

NOTE 6 – RELATED-PARTY TRANSACTIONS:

In connection with the definitive agreement with AGEI for the purchase of two joint venture interests, Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to our Board of Directors on June 21, 2018.  Mr. McDowell is the majority owner of AGEI and will be the beneficial owner of the majority of the consideration for the Transaction.

During the quarter ended June 30, 2018, the Company granted 200,000 stock options to acquire shares of common stock of the Company to Mr. McDowell and Mr. Mathewson, our newly appointed Directors.  The options were granted by our Board of Directors and were valued at $16,000 based upon the closing price of our shares of common stock on the date the options were granted.

During the quarter ended June 30, 2018, two executive officers participated in a private placement offering of Units of the Company purchasing, in the aggregate, 250,000 units for proceeds of $20,000.  Subsequent to the closing of the private placement offering of Units, one participating investor has been appointed to the Company’s Board of Directors.  He purchased 625,000 Units for proceeds of $50,000.  Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until April 30, 2021.  The participation of the executive officers of the Company and a person who has subsequently been appointed to the Company’s Board of Directors, was done at the same terms as the other investors in the private placement offering.  The Audit Committee of the Board of Directors approved the insiders’ participation in the private placement.

NOTE 7 – ACCRUED EXPENSES:

As of June 30, 2018 and September 30, 2017, we had accrued $7,939 and $9,923 in expenses, respectively.

The components of the accrued expenses are:

Description	June 30, 2018	September 30, 2017
Interest expense	$ 1,332	$ -
Other expenses	6,607	9,923
Total accrued expenses	$ 7,939	$ 9,923

NOTE 8 – PAYMENT OBLIGATION:

On September 12, 2017, we entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed.

Pursuant to the Payment Agreement, we agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020.  Interest accrues on the unpaid principal amount of the Payment Obligation at the prime rate, as such rate may change from time to time, plus 3% per annum.  We agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, Payment Obligation, or sales of assets.  If the gross proceeds of any equity financing are at least $1 million, then we agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

During the three months and nine months ended June 30, 2018, we paid $20,000 and $63,213, respectively, to the Creditor.  During the three months and nine months ended June 30, 2018, $13,468 and $51,194, respectively, was applied to principal of the Payment Obligation and $6,532 and $12,019, respectively, was applied to interest.  Interest on the Payment Obligation, in the amount of $1,332, was included in accrued expenses at June 30, 2018.  The obligation to commence monthly installment payments of $10,000 until the Payment Obligation is paid has not yet been triggered because we have not completed a financing with gross proceeds of at least $1 million.

NOTE 9 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

On May 8, 2018, we closed a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for gross proceeds of $600,000 (the "May 2018 Offering").  Each Unit in the May 2018 Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of April 30, 2021.

On December 21, 2017, we closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the "December 2017 Offering").  Each Unit in the December 2017 Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.

During the three months ended June 30, 2018, we sold of 7,500,000 Units at a price of $0.08 per unit for gross and net proceeds of $600,000 as no finder’s fees were paid.

During the nine months ended June 30, 2018, we closed the sale of two private placement offerings.  In the aggregate, we sold a total of 10,380,867 Units at prices of $0.30 per unit (as to 2,880,867 units) and $0.08 per unit (as to 7,500,000 units) for gross proceeds of $1,464,260 and net proceeds, net of offering costs, of $1,421,767.

Warrants

During the nine months ended June 30, 2018, 10,380,867 warrants were issued pursuant to two separate private placement offerings.  No warrants expired during the three or nine months ended June 30, 2018.  At June 30, 2018, there were 9,960,006 warrants outstanding with an exercise price of $0.25 per share that expire on May 31, 2019; 8,000,000 warrants outstanding with an exercise price of $0.40 per share that expire on January 31, 2020; 2,880,867 warrants outstanding with an exercise price of $0.45 that expire on October 31, 2022; and 7,500,000 warrants outstanding with an exercise price of $0.14 that expire on April 30, 2021.  In aggregate, as of June 30, 2018, there were 28,340,873 warrants outstanding at a weighted average exercise price of $0.284.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. Our board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.  There is no preferred stock issued as of June 30, 2018.

NOTE 10 – STOCK-BASED AWARDS:

During the three months ended June 30, 2018, 200,000 stock options with an exercise price of $0.10 and a five-year term where granted to new directors.  All of the awarded stock options vested immediately.  The fair value of all of the options that were granted and vested during the three months ended June 30, 2018 was $16,000 ($0.08 per option).

During the three months ended June 30, 2017, no stock options were granted; however 62,500 options that were granted on March 15, 2017 vested per the quarterly vesting schedule.  The fair value of the options that vested during the three months ended June 30, 2017 was $15,000.

During the nine months ended June 30, 2018, 1,800,000 stock options with an average weighted exercise price of $0.16 and a five-year term where granted to employees and directors.  All of the awarded stock options vested immediately.  The fair value of all of the options that vested during the nine months ended June 30, 2018 was $223,000, including the fair value ($15,000) of 62,500 options that were granted on March 15, 2017 and vested on December 15, 2017.

During the nine months ended June 30, 2017, 250,000 stock options with an exercise price of $0.33 and a three-year term where granted to a consultant.  The awarded stock options vested quarterly with 25% of the options vesting each quarter beginning on March 15, 2017.  The fair value of the options that vested during the nine months ended June 30, 2017 was $30,000.

NOTE 10 – STOCK-BASED AWARDS (continued):

The cost of options granted to employees is recorded as salaries and benefits, and the cost of options granted to directors and consultants is recorded as other general and administrative expenses.  The total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Salaries and benefits	$-	$-	$120,000	$-
Other general and administrative expenses	16,000	15,000	103,000	30,000
Total	$16,000	$15,000	$223,000	$30,000

The value of the options granted during the three months and nine months ended June 30, 2018 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted on	Options Granted on
	June 21, 2018	February 2, 2018
Expected volatility	134.5%	121.6%
Stock price on date of grant	$0.10	$0.17
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	2.65%	2.33%
Expected forfeiture rate	0%	0%

The following is a summary of our options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price

Outstanding at September 30, 2017	2,233,334	$0.41
Granted	1,800,000	0.16
Expired	(853,334)	(0.43)
Outstanding and exercisable at June 30, 2018	3,180,000	$0.26

Weighted average fair value of options granted during the three months ended June 30, 2018		$0.08

Average remaining contractual term of options outstanding and exercisable at June 30, 2018 (years)		3.74

The aggregate of options exercisable as of June 30, 2018 had an intrinsic value of $4,000, based on the closing price of $0.12 per share of our common stock on June 30, 2018.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

In addition to the commitment we have relating to our purchase of joint venture interests from AGEI (see Note 5) we have the following commitments and contingencies:

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

Real Estate Lease Commitments

As of June 30, 2018, the Company has no real estate lease commitments. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

Total office lease and rental expense from continuing operations is included in the following line items in the consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Mineral exploration expenses	$6,900	$12,900	$32,700	$38,700
Other general and administrative expenses	10,500	10,500	31,500	31,500
Total	$17,400	$23,400	$64,200	$70,200

Employment Agreements

The Company has employment agreements with two executive employees that require certain termination benefits and payments in defined circumstances.

NOTE 12 – SUBSEQUENT EVENTS:

On July 30, 2018, we entered into a binding commitment letter (the “Loan Agreement”) and promissory note (the “Note”) with William Matlack (“Lender”).  Under the Loan Agreement, the Lender purchased from Timberline the principal amount of US$300,000 (the “Principal Sum”) of senior unsecured notes (the “Notes”), with the Principal Sum bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the Principal Amount and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. The Lender is an arm’s length party to the Company.  Amounts drawn under the Loan Agreement will be used for exploration expenditures, annual property holding costs, and working capital requirements of the Company.

Pursuant to the terms of the Loan Agreement, the Company issued to the Lender 3,265,500 non-transferrable common share purchase warrants of the Company (the “Warrants”), which is equal to 100% warrant coverage of the Principal Sum, determined by dividing the Principal Sum by the Company’s last closing share price on the TSX Venture Exchange (CND$0.12), converted to U.S. dollars, prior to the effective date of the Loan Agreement.  The exercise price of the Warrants is US$0.09, and the Warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of our outstanding common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three and nine months ended June 30, 2018 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

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

• risks related to our potential acquisition of joint venture interests in the Paiute and Elder Creek projects;

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

In May 2018, we entered into a definitive agreement to acquire ownership interests in two joint venture agreements in Nevada from Americas Gold Exploration, Inc (“AGEI”).  The acquisition includes a 73.7% interest in the Paiute property joint venture with LAC Minerals (USA) LLC, a wholly owned subsidiary of Barrick Gold Corporation, and the opportunity to earn up to 65% ownership in the Elder Creek joint venture with McEwen Mining, Inc.  This transaction has not closed as of the date of this filing.

Recent Events

As of the date of this filing, we anticipate that we will close soon on the acquisition of two joint venture ownership interests, at Elder Creek with McEwen Mining and at Paiute with Barrick Gold, from AGEI for consideration of ten million shares of our common stock and five million warrants to purchase shares of our common stock.  An additional five million warrants with the same terms is expected to be issued to AGEI, subject to certain achievements.  Upon closing, we anticipate being the operator at both of these joint venture projects.

In May 2018, we closed a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for gross proceeds of $600,000 (the “May 2018 Offering”).   Each Unit in the May 2018 Offering consisted of one share of common stock of the Company and one common share purchase warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of April 30, 2021.

In December 2017, we closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the “December 2017 Offering”).   Each Unit in the December 2017 Offering consisted of one share of common stock of the Company and one common share purchase warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.

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

Eureka Project, Nevada

The Eureka Project, which includes Lookout Mountain, Windfall and Oswego projects, comprises an area of approximately 15,000 acres, or more than 23 square miles.  The Eureka Project is located within the southern portion of Nevada’s Battle Mountain-Eureka gold trend and includes three structurally controlled zones of gold mineralization, each approximately 3- 4 miles in strike length, all zones of which are open and will require additional in-fill and step-out drilling. The project has an extensive exploration, drilling, and gold production history by a number of companies since 1975, including Idaho Mining Corp., Norse-Windfall Mining, Amselco, Echo Bay Mines, Newmont and Barrick Gold. A total of 533 holes, totaling 267,000 feet, were drilled on the property prior to its acquisition by Timberline in 2010. Gold mineralization tested to date is typical sediment-hosted “Carlin-type” gold mineralization, most of which may be amenable to low-cost, heap-leach processing.

Lookout Mountain

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

Recently, we completed a detailed geologic review and reinterpretation of the Lookout Mountain gold mineralization. Work focused on internal geologic modeling of 17 intercepts of high-grade (>0.136 opt & up to 2.250 opt) gold mineralization that is associated with extensive zones of structurally controlled fault- and gouge-breccias, as well as carbonaceous collapse-breccia. The gold mineralization is associated with orpiment and realgar (arsenic sulfides), which are commonly found in many major Carlin-type gold deposits.

Windfall

In the past, we also completed a six-hole RC drill program on the Windfall target within the Eureka project.  The drilling successfully tested on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall.  Six drill holes completed over a strike length of approximately 3,000 feet intersected gold mineralization consistent with results from over 600 historic drill holes, highlighted by BHWF-40 which intersected 80 feet at 0.09 opt of gold (24.9 m @ 3.04 g/t) which included a subsection of 20 feet @ 0.26 opt of gold (6.1 m @ 8.79 g/t).    The data for Windfall is expected to support potential development of an estimate of the gold mineralization at the project.

Recently, at the Windfall project area, on-going fieldwork, combined with compilation of drilling data and geologic modeling, has traced a continuous zone of gold mineralization along a length of approximately 1.7 miles (2.7 km). This includes mineralization that is exposed in and between the historic Rustler, Windfall, and South Paroni pits, which were mined in the 1970’s and 1980’s. These pits produced over 100,000 oz of gold from oxidized, near-surface ore and were among the first heap-leach mining operations in Nevada.  Gold mineralization at Windfall occurs primarily in the upper-most Hamburg Dolomite beneath the Dunderberg Shale (Figure 3). Historic drilling was commonly shallow, averaging 250 feet in depth, and much of the upper Hamburg–lower Dunderberg mineralized zone remains un-tested, including the extent of mineralization exposed in the high-walls and bottom of the mining pits.  Our Windfall database includes approximately 1,300 historic drill holes with gold assay data. Within the mineralized zone at Windfall, over a distance of approximately 1 mile (1.6 km), there have been an additional 11 holes drilled since 2008. These eleven holes intersected gold consistent with that in many of the adjacent historic holes.

Oswego

Recent results of surface rock chip sampling and geologic mapping have defined new, high-grade, gold exploration targets along the Oswego trend at Eureka. The Oswego trend, which extends 3.1 miles north-south, includes high-grade gold at the Road-Cut target, high-grade silver and gold at the Geddes- Bertrand target, and numerous additional untested targets.

The Company recently generated and announced assay results for 54 rock samples at Oswego. Most notably, 9 grab samples collected at approximately 20 feet spacing over a 180-foot section of road cut along a moderately east-dipping, strongly mineralized fault zone (the Road-Cut target) averaged 0.4 ounces per ton (opt) gold.

The Oswego trend is the central of three parallel, north-south, gold-mineralized structural trends on the Eureka property. With the recent work at Oswego, exploration targets for future drilling are now defined at Oswego and on all three of the trends at Eureka.  Throughout the Oswego trend, the occurrence of wide-spread gold and silver mineralization in outcrop, indicate the existence of a robust gold system. Several rock formations on the trend are well-known as favorable hosts for large Carlin-type deposits in the region.

Subject to available capital, we plan to resume work at Eureka with a focus on the Windfall Project where we anticipate completion of geologic modelling and engagement of an independent qualified expert to complete a resource calculation of gold ounces and grade.  We also plan to continue exploration at Oswego where we have identified geologic indicators of potential gold mineralization.

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

Results of Operations for the three months ended June 30, 2018 and 2017

Consolidated Results

(US$)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Exploration expenses:
Eureka	$4,718	$5,401	$26,564	$25,379
Talapoosa	2,062	29,405	27,416	87,510
Other exploration properties	16,111	158	16,179	4,195
Total exploration expenditures	22,891	34,964	70,159	117,084
Non-cash expenses:
Stock option expenses	16,000	15,000	223,000	30,000
Abandonment of mineral rights	-	-	3,231,700	-
Income tax provision	-	36,353	-	68,985
Gain on disposal of equipment	-	-	-	-
Gain on sale of available-for-sale securities	-	(100,260)	-	(124,086)
Depreciation, amortization and accretion	1,935	1,843	5,713	5,441
Total non-cash expenses	17,935	(47,064)	3,460,413	(19,660)
Professional fees expenses	27,662	52,771	128,233	191,011
Insurance expenses	22,760	24,585	69,996	68,228
Salaries and benefits expenses	89,044	92,010	283,564	277,944
Interest and other (income) expense	4,895	(596)	465	197
Other general and administrative expenses	144,131	143,986	341,445	524,006
Net loss	$(329,318)	$(300,656)	$(4,354,275)	$(1,158,810)

Our consolidated net loss for the three months ended June 30, 2018 was $329,318 compared to a consolidated net loss of $300,656 for the three months ended June 30, 2017.  The year-over-year difference is primarily related to no sales of available-for-sale securities in the 2018 period.  In addition, in 2018, the exploration, professional fees expense, insurance costs, and salaries and benefits expenses were all lower than the comparable period in 2017.  Other general and administrative expenditures and stock option expenses were substantially similar in the two periods.  We anticipate that the net loss will increase as our exploration activity increases, subject to changes in non-cash option expenses and general and administrative expenditures which vary according to transaction activity.  Exploration expenditures during the three months ended June 30, 2018 decreased compared to the same period in 2017 due to the relinquishment of the Talapoosa property to the underlying owner at the end of March 2018.  We anticipate that exploration expenditures will increase year-over-year in the next quarter, subject to available capital, as we seek to advance projects on our Eureka property and on joint ventured properties where we are the operator, once they are acquired.

Our consolidated net loss for the nine months ended June 30, 2018 was $4,354,275, including a charge of $3,231,700 related to the relinquishment of the Talapoosa option.  Excluding the abandonment of mineral rights expense, the net loss for the nine months ended June 30, 2018 was $1,122,575 compared to a consolidated net loss of $1,158,810 for the nine months ended June 30, 2017.

The year-over-year difference, excluding the abandonment of mineral rights expense related to the relinquishment of the Talapoosa option, is primarily related to greater professional fees, other general and administrative expenses, and expenses related to exploration at Talapoosa in 2017, offset by increased non-cash stock option expense due to options granted in 2018.  Other general and administrative expenditures were higher in 2017 primarily related to marketing and consulting costs aimed at increasing our market exposure and supporting our marketing efforts during the nine months ended June 30, 2017.  We anticipate that the net loss, excluding abandonment of mineral rights expenses, will increase, subject to available capital, as we increase our exploration activity, subject to changes in non-cash option expenses and general and administrative expenditures which are subject to transaction activity.  Exploration expenditures during the nine months ended June 30, 2018 decreased compared to the same period in 2017 due to the relinquishment of the Talapoosa property to the underlying owner at the end of March 2018.  We anticipate that exploration expenditures will increase in future periods, subject to available capital, as we seek to advance projects on our Eureka property and on joint ventured properties where we are the operator, once they are acquired.

Subject to adequate funding for the remainder of 2018, we expect to continue to incur exploration expenses for advancing exploration initiatives at the Lookout Mountain and Windfall projects on our Eureka property and at the Elder Creek and Paiute joint venture properties.

Financial Condition and Liquidity

At June 30, 2018, we had assets of $14,639,227, consisting of cash in the amount of $303,424; property, mineral rights and equipment, net of depreciation of $13,777,895, restricted cash held for exploration bonds of $285,128, and other assets in the amount of $272,780.

During the three months ended June 30, 2018, we closed the sale of an equity financing in which we sold a total of 7,500,000 Units at a price of $0.08 per unit for gross and net proceeds of $600,000.

During the nine months ended June 30, 2018, we closed the sale of two equity financings.  In the aggregate, we sold a total of 10,380,867 Units at an average price of $0.14 per unit for gross proceeds of $1,464,260 and net proceeds after the costs of the financing of $1,421,767.

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

At June 30, 2018, we had working capital of $283,049.  As of the date of this report, we have approximately $260,000 outstanding in current liabilities and a cash balance of approximately $500,000.  As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that we will be able to continue as a going concern, meet our property expenditure obligations and execute our business plan for the next 12 months without receiving significant additional capital.  We estimate that in order to meet our minimum obligations and continue as a going concern for the next twelve months, we need to raise at least $1 million during the next year, and to conduct our anticipated exploration program at Eureka for the next twelve months would require an estimated additional $1 million.  Therefore, we expect to engage in financial transactions to increase our cash balance and/or decrease our cash obligations in the near term, which may include equity financings, joint venture agreements, sales of non-core assets, credit facilities, debenture issuances, or other strategic transactions.

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

We plan, as funding allows, to complete our acquisition of joint venture interests at Elder Creek and Paiute and to execute exploration programs at Eureka, Elder Creek and Paiute.  Exploration is expected to include follow-up on previous drill results and historical data and is expected to include drilling, surface mapping and sampling, metallurgical tests, and initiating and upgrading gold resource estimates.  Based upon identified potential funding opportunities, we are revising our corporate and exploration budgets, with a focus on the advancement of the Elder Creek and Windfall projects.  We recognize that we will require additional funding in order to execute our operating plans and advance toward development of our properties, if warranted.

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

Financing Activities

On May 8, 2018, we closed a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for gross proceeds of $600,000 (the “May 2018 Offering”).  Each Unit in the May 2018 Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “May 2018 Warrant”), with each May 2018 Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of April 30, 2021.  The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

On December 21, 2017, we closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the “December 2017 Offering”).  Each Unit in the December 2017 Offering consisted of one share of common stock of the Company and one common share purchase warrant (each a “December 2017 Warrant”), with each December 2017 Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.  The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors.  Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2018, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on January 26, 2018
4.5*	Form of Warrant Agreement for May 2018 Offering
10.1*	Purchase Agreement with Americas Gold Exploration, Inc.
10.2*	Amendment to Purchase Agreement with Americas Gold Exploration, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: August 10, 2018
By: /s/ Randal L. Hardy ___________________________________ Randal L. Hardy Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 10, 2018

24