Form 10-K
period 2018-09-30
Timberline Resources Corp
filed 2018-12-27
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

As of March 31, 2018, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $6,124,729. This figure is based on the closing sale price of $0.17 per share of the Registrant’s common stock on March 31, 2018 on the OTCQB.

Number of shares of Common Stock outstanding as of December 21, 2018:  61,027,819

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

3

ITEM 1.  DESCRIPTION OF BUSINESS

3

ITEM 1A. RISK FACTORS

8

ITEM 1B. UNRESOLVED STAFF COMMENTS

16

ITEM 2.   DESCRIPTION OF PROPERTIES

16

ITEM 3.   LEGAL PROCEEDINGS

35

ITEM 4.   MINE SAFETY DISCLOSURES

35

PART II

36

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES

OF EQUITY SECURITIES

36

ITEM 6.  SELECTED FINANCIAL DATA

38

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATION

38

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

44

ITEM 8.   FINANCIAL STATEMENTS

45

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

64

ITEM 9A. CONTROLS AND PROCEDURES

64

ITEM 9B. OTHER INFORMATION

65

PART III

66

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

66

ITEM 11.  EXECUTIVE COMPENSATION

70

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

74

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

77

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

78

PART IV

79

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

79

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

•

risks related to our Eureka, Elder Creek and other acquired growth projects;

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

In June 2010, we closed our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”), a Canadian-based resource company that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada. As a result of this acquisition, we obtained Staccato’s flagship gold exploration project (“Lookout Mountain”), and several other projects at various stages of exploration in the Battle Mountain/Eureka gold trend in north-central Nevada, along with Staccato Gold’s wholly owned U.S. subsidiary, BH Minerals USA, Inc. (“BH Minerals”).

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

On March 12, 2015 (the “Effective Date”), we entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015. Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project (the “Project”) in western Nevada. Pursuant to the Agreement, we had the right to exercise the Option at any time through September 12, 2017, unless sooner terminated (“Option Period”). In October 2016, the Agreement was amended in order to extend the option exercise period until March 31, 2019. Amended terms include interim payments due in March 2017 and March 2018, a commitment to undertake cumulative project expenditures of a minimum of $7.5 million by December 31, 2018.

On September 13, 2015, we signed a non-binding Letter Agreement ("Letter Agreement") with Waterton Precious Metals Fund II Cayman, LP (together with its subsidiaries and affiliated and associated entities, "Waterton"). Waterton offered to acquire all of the issued and outstanding shares of our common stock for cash consideration of $0.58 per share (the "Transaction"). In connection with the Transaction, Waterton subscribed for 1,331,861 common shares of Timberline on a private placement basis at a price of $0.375 per share for total proceeds of $499,448.  The private placement was not contingent on completion of the Transaction, and Waterton reserved the right to maintain its pro rata ownership position in us in the event the Transaction was not completed.

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

On March 31, 2018, we did not make the required payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, as required by the Amended Agreement, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018. We have no future plans or obligations related to the Talapoosa project.  The termination of the Agreement and abandonment of the property, resulted in a $3.2 million write off of a Loss on abandonment of mineral rights.

In May 2018, we entered into a definitive agreement to acquire ownership interests in two joint venture agreements in Nevada from Americas Gold Exploration, Inc (“AGEI”). The acquisition includes a 73.7% interest in the Paiute property joint venture with LAC Minerals (USA) LLC, a wholly owned subsidiary of Barrick Gold Corporation, and the opportunity to earn up to 65% ownership in the Elder Creek joint venture with McEwen Mining, Inc. The acquisition of the two joint venture ownership interests, at Elder Creek with McEwen Mining and at Paiute with Barrick Gold, from AGEI closed on August 14, 2018 for consideration of ten million shares of our common stock and five million warrants to purchase shares of our common stock. An additional five million warrants with the same terms are expected to be issued to AGEI, subject to certain achievements. Upon closing, we became the operator at both of these joint venture projects.

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

The focus of our activity has been to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential. Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements. Our President and CEO, Steven Osterberg, and our CFO, Ted Sharp, as well as our Directors, have experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing mineral lease agreements in connection with those mining claims.

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

Portions of our mineral properties at September 30, 2018 are owned by third parties and leased to us, or carry a financial commitment from us, as outlined in the following table.

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
New York Canyon (Eureka)	Smith Family	2	17 acres	3% to 5% NSR; Advance royalty payments of $15,000 annually. Lease was not renewed in October 2017.
Hoosac (Eureka)	Silver International	10	207 acres	1% NSR; Advance royalty payments of $10,000 annually; Option to purchase property during lease term for $2,000,000.
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres	3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.
Seven Troughs	Slash, Inc.	302	4,030	2% NSR; 50-year lease term commencing December 31, 1975; no annual lease payments;
Elder Creek (McEwen Joint Venture Agreement)	McEwen Mining	583	9,600 acres	Joint Venture Earn-in Agreement; 51% ownership for $2.6 million spending over 4 years; ownership increased to 65% for an additional $2.5 million in work commitment
Paiute (ICBM JV with LAC Minerals)	LAC Minerals (subsidiary of Barrick Gold)	65	1,343 acres	ICBM Joint Venture Earn-in; 60% ownership for $300,000 work commitment with standard dilution thereafter; historic expenditures bring current Timberline ownership to 75.4%.

All of the leases are contracts with varied terms which provide for us to earn an interest in the property. For additional information see “Item 2 - Description of Property” below.

Our strategy with properties deemed to be of higher risk or those that would require very large exploration expenditures is to present them to larger companies for strategic partnerships. Our strategy is intended to maximize the abilities and skills of the management group, conserve capital, and provide superior leverage for investors. If we present a property to a major company and they are not interested, we will continue to seek an interested partner.

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

Our Offices and Other Facilities

We currently maintain our administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814. The telephone number is (866) 513-4859 (toll free) or (208) 664-4859. We also maintain field offices and warehouse space in Eureka, NV 89316.

Our Employees

We are an exploration company and currently have 2 full-time employees. Management engages independent consultants under contract arrangements as necessary to execute on company strategies in the current financially challenging environment, and expects to hire staff and additional management as necessary for implementation of our business plan.

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

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding. In 2017, gold traded between approximately $1,151 and $1,346 per ounce. In 2018, gold has traded between approximately $1,175 and $1,355 per ounce. The price of gold was $1,260 per ounce on December 20, 2018. All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2017, silver traded between approximately $15.22 and $18.56 per ounce. In 2018, silver has traded between approximately $13.97 and $17.52 per ounce. The price of silver was $14.77 per ounce on December 20, 2018. All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2018, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•

$5,057,794 for the year ended September 30, 2018;

•

$1,645,800 for the year ended September 30, 2017; and

•

$2,757,242 for the year ended September 30, 2016

We had an accumulated deficit of approximately $58.6 million as of September 30, 2018. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Risks Associated with Mining and Exploration

Our Elder Creek Project is subject to certain future work expenditure requirements in order for us to earn an ownership portion of the property. The underlying Elder Creek JV with McEwen which Timberline (assumed from AGEI) has an earn-in right as operator with terms of earn-in as follows:

•

51% Earn-In for $2.6 M over 4 years by December 31, 2021, consisting of:

•

Year 1: $100,000 One Time Cash Payment by May 17, 2018 amended to September 28, 2018 (completed)

•

Year 1: $500,000 Work Commitment by December 31, 2018 (on target for completion)

•

Year 2: $500,000 Work Commitment by December 31, 2019

•

Year 3: $750,000 Work Commitment by December 31, 2020

•

Year 4: $750,000 Work Commitment by December 31, 2021

•

65% Earn-In for an additional $2.5M work commitment for a total of $5.1M over 6 years by December 31, 2023.

We have met the initial work commitments for the September 28, 2018 obligation and have sufficient capital to meet the remaining expenditures through December 31, 2018. If we are unable to raise sufficient funds through capital raising activities or through bringing in a project partner prior to the payment date, we may not have sufficient funds to meet our other future work commitment obligations at the time they become due under the agreement terms. If we are unable to make the expenditures by the specified dates and we are unable to negotiate an extension or new terms, we would default under the earn-in agreement and risk having the project revert back to the current owner and our investments in the project would be lost, which could have a materially adverse impact on our financial condition and the value of our common stock.

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

Mining exploration and development are inherently hazardous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Corvus Gold Inc. (KOR.TO), Liberty Gold Corp. (LGD.TO), Gold Standard Ventures Corp. (GSV), Canamex Resources Corp. (CSQ.V), and Solitario Exploration and Royalty Corp. (XPL).

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however, other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors. Additionally, our Code of Ethics does address areas of possible conflicts of interest. As of the date of filing of this report, we had three independent directors on our board of directors (Leigh Freeman, Paul Dircksen and David Mathewson). We have formed three committees to ensure our legal compliance. We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.” We also formed a compensation committee comprised entirely of independent directors and a corporate governance and nominating committee, a majority of which is comprised of independent directors. At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes.

Dependence on Key Management Employees

Our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Steven Osterberg and Ted Sharp. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, our shareholders have approved our 2015 Stock and Incentive Plan and 2018 Incentive Plan so that we can provide incentives for our key personnel.

We may not realize the benefits of Eureka, Elder Creek, Paiute, Seven Troughs, and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral properties. We have four such project areas, including Eureka, Elder Creek, Paiute, and Seven Troughs. A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks, and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

As part of our business model, we pursue a strategy that may cause us to expend significant resources exploring properties that may not become revenue-producing sites, including the Eureka projects.

Part of our business model is to pursue a strategy which includes significant exploration activities, such as proposed exploration and, if warranted, development at the Eureka, Elder Creek, Paiute, and the Seven Troughs projects. Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated. We may spend significant resources exploring and developing the projects and gathering certain geologic information only to determine that the project is not capable of being a revenue-producing property for us.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options and warrants granted that are exercisable into 39,926,373 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 43% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

We have acquired mineral prospects for exploration in Nevada mainly for target commodities of gold and copper. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us. Most of our prospects have had a prior exploration history, and this is typical in the mineral exploration industry. Most mineral prospects go through several rounds of exploration before an economic ore body is discovered, and prior work often eliminates targets or points to new ones. Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

The Company currently controls four mineral properties in Nevada including Eureka, Elder Creek, Paiute, and Seven Troughs (see map below).

Talapoosa Project

In March 2015, we acquired an option from Gunpoint Exploration Ltd. (“Gunpoint”) to purchase a 100% interest in Gunpoint’s Talapoosa exploration project in western Nevada. Talapoosa is a 14,870-acre (23 mile square) district-scale property comprising U.S. Bureau of Land Management (“BLM”) claims, fee lands, and water rights. The option agreement, as amended (the “Amended Agreement”), granted us the right to exercise the purchase option at any time through March 31, 2019, subject to certain interim payments and cumulative project expenditures. We did not make the required payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, as required by the Amended Agreement, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018. We have no future plans or obligations related to the Talapoosa project.

Eureka (Battle Mountain/Eureka Trend)

We acquired the Eureka property as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010. Eureka comprises an area of approximately 16,000 acres (~25 miles square) within the Battle Mountain – Eureka Mineral Trend. The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in Eureka County.

The Eureka property is situated in the southern part of the Eureka mining district of Eureka County, Nevada, within T19N, R53E and unsurveyed T17N and T18N, and R53E. The Eureka property is also within the bounds of the United States Geological Survey (“USGS”) 1:24,000- scale 7.5 minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

Property Description

The Eureka Project, which includes Lookout Mountain, Windfall and Oswego projects includes three structurally controlled zones of gold mineralization, each approximately 3- 4 miles (4.8-6.5 km) in strike length, all zones of which are open and will require additional in-fill and step-out drilling.

Historic production of gold in the district included approximately 112,000 oz at the Windfall Mine which began operation in 1975 (Russell, 2005). An additional 17,700 oz of gold was produced from the Lookout Mountain Pit which operated in 1987 (Cargill, 1988, Jonson, 1991).

The Eureka property has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

All unpatented mining claims on the Eureka property has been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

N
Elder Creek
Paiute
Seven Troughs
Eureka
Battle Mountain-Eureka Trend
Winnemucca
Battle Mtn
Carlin
Wells
Lovelock
Reno
Fallon
Austin
Eureka
Ely
Tonopah
Caliente
Las Vegas
100
Miles
Districts and Prospects
Producing Mines
Mineralized Trends

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

The Secret Canyon/Oswego, South Ratto, and New York Canyon claim groups are owned by us, subject to royalty agreements. NSR royalties of 2% exist on the projects for claims located within one mile of the Windfall Patented claims. A small portion of the Heiro-Syracuse claim group is subject to an additional 1% NSR.

The Hamburg Ridge project is composed of the Hoosac, North Amselco, and South Rustler/W claim groups. The Hoosac and North Amselco claims are owned by us and are currently under lease to DFH Co., a subsidiary of Royal Gold, Inc. During FY 2018, Royal Gold maintained BLM lease payments and Eureka County fees on the Hoosac and North Amselco claim groups. They also pay Timberline Advanced Minimum Royalty payments on a monthly basis. The South Rustler/W-Claims are owned by DFH Co.

Accessibility, Physiography, Climate and Infrastructure

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

Terrain on the Eureka property is rugged, with high ridges, steep canyons, and narrow valleys. Elevations range from 7,000 to 9,000 feet (2,100-2,400 m). Ridges show abundant bedrock exposures, slopes and valleys are typically covered by soil and alluvium. Sagebrush abounds in lower-elevation areas while juniper and pinion cover the higher elevations. Grasses and shrubs grow on the highest ridge tops. The climate of the project area is semi-arid with the area receiving moderate winter snows and occasional summer thunderstorms, with heavy rain from time to time during otherwise hot and dry summers. In winter, access is not maintained off the paved roads and November snow commonly lingers until April.

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

Echo Bay (1993-95) not only worked Ratto Ridge but also acquired additional ground to the north, south, and southwest. They conducted mapping, sampling, and scattered drilling in the area, exploring deep high-grade potential in the Cambrian Dunderberg Shale and Hamburg Dolomite, and testing Devonian Nevada Group targets west of the Ratto Ridge Fault. Echo Bay drilled several promising holes, including drill hole EBR 27 which intersected 110 feet (34 m) grading 0.043 oz. of gold/ton in the Dunderberg, and drill hole EBR-9 which intersected 115 feet (35 m) grading 0.043 oz. of gold/ton in the Nevada Group. Offsets of EBR-9 found 90 feet grading 0.028 oz. of gold/ton, and another hole which was lost before reaching planned depth found 45 feet (14 m) of 0.024 oz. of gold/ton. Further offsets of EBR-9 and several widely spaced holes averaging 1,000 feet (305 m) deep (EBR 15, 16, 17, 18, and 20) found some anomalous gold along Ratto Ridge but no major intercepts. Eventually, the Echo Bay project totaled 104 RC holes. Faced with depletion of budgets with no significant exploration success, the decline in gold prices and large land payments, Echo Bay decided to drop the property.

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

In October 2009, Staccato Gold also initiated work at the Windfall Project including detailed mapping and sampling programs and completed a ten-hole drill program totaling 8,030 feet (2,448 m). The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralized area. The Windfall project is one of several prospective gold projects on our extensive Eureka property in Nevada.

Results from the surface mapping program, review of historic production and geologic maps, and drilling indicate that high-grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The 2009 drill program tested approximately 3,600 feet (1,097 m) of strike length of the Windfall fault zone with wide spaced drilling. The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet (5,182 m) based on historic data.

All holes in the 2009 exploration program encountered thick intercepts of low-grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes drilled define the Windfall fault zone as a 150 to 200-foot (46 – 61 m) thick zone striking roughly north-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

Five of the ten holes were drilled as offsets to follow up on the high-grade gold intercept drilled in hole 4 (75 feet (23 m) at 0.153 ounces of gold/ton), and five were drilled as exploratory holes to test the strike and dip extent of the Windfall fault zone. Several thick intercepts of gold mineralization were returned, including 135 feet (41 m) at 0.011 ounces of gold/ton in hole 7, 135 feet (41 m) at 0.016 ounces of gold/ton in hole 8, 115 feet (35 m) at 0.010 ounces of gold/ton in hole 9, and 100 feet (30.5m) at 0.018 ounces of gold/ton in hole 11.

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

Lookout Mountain Exploration

We believe that the Eureka property has excellent potential for continued exploration success. The current Lookout Mountain mineralization is defined over a relatively small area near the middle of a mineralized structural corridor that extends up to 6 to 7 kilometers (3.7 to 4.3 miles) in strike length. This structure hosts several areas of drill-indicated mineralization, and the exploration potential in this corridor is strong, as evidenced by historic drilling, and soil and rock geochemical analyses. The Lookout Mountain mineralization itself is open for expansion at depth and along strike, especially to the south. Regionally, several other target areas also exist where historic production and exploration have occurred, but only limited systematic exploration has been conducted.

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

Over 400 drill holes have been re-logged along Ratto Ridge at Lookout Mountain to ensure geologic consistency with surface mapping. Based on this work, new geologic cross sections and plans were constructed for the entire Lookout Mountain deposit. Geologic grade shells have also been built, and construction of a 3-D model of the geology based on the results of historic drill re-logging and mapping efforts was completed. This new work led to an updated mineral estimate that resolved past technical issues and provides a basis for potentially advancing the property following additional drilling.

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

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka property. Program objectives were to obtain sufficient data to prepare an NI 43-101 compliant technical report at Lookout Mountain, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets. In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

•

16,675 feet (5,083 m) of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•

46,965 feet (14,315 m) of reverse circulation (RC) drilling directed primarily at resource in-fill and definition drilling;

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

Cautionary Note to U.S. Investors: The Lookout Mountain Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Lookout Mountain Technical Report in this Annual Report on Form 10-K for informational purposes only, and the Lookout Mountain Technical Report is not incorporated herein by reference. Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

In fiscal 2015, three holes were drilled at Lookout Mountain to confirm a previously recognized partial drill intercept of higher grade gold mineralization at depth. This higher grade mineralization is associated with the previously defined zone along Ratto Ridge of near-surface, low-grade gold mineralization. The f our drill holes were offset approximately 140 feet from a single previous partial intercept. The geology in the holes is stratigraphically well correlated with gold intercepts occurring in mineralized variably carbonaceous collapse breccias similar to previous gold intercepts in the pyritic Dunderberg Shale-Hamburg Dolomite contact zone. The four intercepts are thought by Timberline geologists to be related to a higher grade occurrence as recognized in many deeper levels of Carlin-type systems. Highlights of 2015 Lookout Mountain drilling include 65 feet (19.8 m) @ 0.09 ounces of gold per ton, including 25 feet (7.6 m) @ 0.14 opt in BHSE-171. Three of four recently drilled Lookout holes intercepted >3 g/t gold over lengths of approximately 15 to 5 feet (4.5 to 7.6 meters).

During the continued difficult commodities environment of fiscal year 2016 and 2017, we did not complete any drilling or field exploration activities on the Eureka Project. However, we have secured 19 historic mine-related workings including shafts, adits, and trenches to ensure public safety in compliance with State of Nevada Abandoned Mine Lands regulations. In addition, with field reviews, we did complete a reconciliation of BLM and Nevada state bond calculations with actual disturbed acreage. This process was subsequently completed in early fiscal year 2017. We also initiated reclamation of drill sites at Lookout Mountain which will, when completed, result in staged refunds of bond funds.

During fiscal year 2018, we completed a detailed geologic review and reinterpretation of the Lookout Mountain gold mineralization. Work focused on internal geologic modeling of 17 intercepts of high-grade (>0.136 opt & up to 2.250 opt) gold mineralization that is associated with extensive zones of structurally controlled fault- and gouge-breccias, as well as carbonaceous collapse-breccia (see Table below). The gold mineralization is associated with orpiment and realgar (arsenic sulfides), which are commonly found in many major Carlin-type gold deposits. This geologic review led to design and completion of a detailed gravity survey and further analysis of historic geophysical survey data. A detailed grid area around the historic Lookout Mountain open-pit area defined a circular gravity low approximately 1.25 miles (2 km) in diameter and bounded and cut by several complex internal structures. The west margin of the anomaly is coincident with jasperoid alteration and gold mineralization of the Lookout Mountain resource. The gravity anomaly is recognized to correlate well with reduced-to-pole airborne magnetics survey and geologic mapping. Major structures identified by magnetics and geologic mapping bound the gravity anomaly.

The results of the geological review are as follows:

Drill Hole	From (feet)	Length (feet)(1)	Gold (opt)	From (meters)	Length (meters)(1)	Gold (g/t)
BH05-01	270	65	0.344	82.3	19.8	11.79
including	275	25	0.641	83.8	7.6	21.98
BH05-03	193	3	2.250	58.8	0.9	77.14
BH06-02	445	27	0.364	135.7	8.2	12.48
BH06-07	406	92	0.217	123.8	28.0	7.44
BH06-13	148	3	1.47	45.1	0.9	50.40
BR-19	220	15	0.323	67.1	4.6	11.07
BR-19	385	75	0.283	117.4	22.9	9.70
BR-26	440	20	0.323	134.1	6.1	11.07
RTR-134	415	55	0.345	126.5	16.8	11.83
RTR-180	365	10	0.345	111.3	3.0	11.83
RTR-181	365	15	0.197	111.3	4.6	6.75
RTR-258	500	10	0.430	152.4	3.0	14.74
BHSE-126C	31	15	0.967	9.5	4.6	33.15
BHSE-151C	506	8.6	1.023	154.3	2.6	35.07
BHSE-152	1,030	10	0.165	314.0	3.0	5.66
BSE-171	1,020	10	0.230	311.0	3.0	7.89
BHSE-172	900	40	0.136	82.3	19.8	11.79

(2)

Drill thickness - True widths of drill intercepts have not been determined

(2)

See press releases dated July 10, 2018 at http://timberlineresources.com/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

Three lines of historic (1992) IP data at Lookout Mountain define three N-S trending anomalies which are partially coincident with the high-grade gold drill intercepts and fault structures. In addition, a single line of historic Controlled Source Audio Magneto-Telluric (CSAMT) data which crosses the Lookout Mountain historic open-pit area was also reviewed in the context of the recently collected gravity data. The gravity data coordinates well with structures identified in the CSAMT and with magnetic signatures and geologic mapping. In particular, the CSAMT data identify a high-resistivity feature spatially associated with jasperoid along the west boundary of an area of low resistivity interpreted to be a graben. The graben’s west boundary is extensively drilled and is approximately coincident the existing north-south trending gold resource at Lookout Mountain. The central portion of the graben contains a large, high-resistivity anomaly, which has only been tested locally on the west side by only four previously noted closely-spaced holes (BHSE-152, -171, -172, -173), all of which contain relatively high-grade gold. The gold is associated with vein-like and brecciated arsenic sulfides within carbonaceous breccia, above extensively altered (“sanded” and veined) limestone, and below altered shale. The east boundary fault, and other faults within the graben structure remain undrilled and represent a priority target areas.

Windfall Exploration

In 2015, we also completed a six-hole RC drill program on the Windfall target. The drilling successfully tested the on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall. Six drill holes completed over a strike length of approximately 3,000 feet (914 m) intersected gold mineralization consistent with results from over 600 historic drill holes, highlighted by BHWF-40 which intersected 80 feet (24.9 m) at 0.09 opt of gold including a subsection of 20 feet (6.1 m) @ 0.26 opt of gold.

In 2018, additional field work focused on rock grab sampling combined with compilation of drilling data and geologic modeling, has traced a continuous zone of gold mineralization along a length of approximately 1.7 miles (2.7 km) in and between the historic Rustler, Windfall, and South Paroni pits. The sampling collected 40 rock chip samples. Highlights included 10 samples with greater than 1 g/t (0.029 opt) gold and 6 greater than 3 g/t (0.088 opt), up to a maximum of 13.1 g/t (0.382 opt). In total, 17 samples assayed greater than 0.250 g/t (0.007 opt), documenting the extensive zone of gold mineralization. These pits produced approximately 115,000 oz of gold from oxidized, near-surface ore and were among the first heap-leach mining operations in Nevada.

With results of recent rock grab sampling, the Company has identified several priority targets for drill testing. The anticipated initial targets will be sited on patented claims owned by Timberline.

Oswego Exploration

The Oswego trend is the central of three parallel, north-south, gold-mineralized structural trends on the Eureka property. Results of 2018 surface rock chip sampling and geologic mapping have defined, high-grade, gold exploration targets along the Oswego trend. The Oswego trend, which extends 3.1 miles (5 km) north-south, includes high-grade gold at the Road-Cut target which is situated approximately 4,000 feet (1.2 km) due east of the Lookout Mountain resource area, and high-grade silver and gold at the Geddes- Bertrand target, and numerous additional untested targets.

In 2018, company geologists generated and announced assay results for 54 rock samples collected at Oswego. Most notably, 9 grab samples were collected at approximately 20 feet (6 m) spacing over a 180-foot (55 m) section of road cut along a moderately east-dipping, strongly mineralized fault zone (the Road-Cut target). The assays averaged 0.4 ounces per ton (opt) gold. The Road-Cut target sits approximately 2,000 feet (610 m) east of the major graben-bounding fault structure associated with the Lookout Mountain gold resource. The relative close proximity of the Road-Cut occurrence to structures associated with Lookout Mountain suggest a possible geologic connection.

The occurrence of wide-spread gold and silver mineralization in outcrop in the Oswego trend suggests the existence of a robust mineralizing system. Several rock formations on the trend are well-known as favorable hosts for large Carlin-type deposits in the region.

Eureka Project Exploration Summary

There are no proven and probable reserves as defined under Guide 7 at the Eureka property, and our activities there remain exploratory in nature.

With the recent work at Oswego, exploration targets for future drilling are now defined on all three of the trends at Eureka. If the commodities environment improves in fiscal year 2019, work plans include drilling to test existing high priority targets at Lookout Mountain, Windfall, and Oswego. Our total exploration budget for the project for fiscal year 2019 is approximately $500,000, not including land maintenance costs. The expenditures for this work program are discretionary and may be scaled back or not conducted at all, depending upon the availability of capital. For further details on the exploration budget for the Eureka Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Exploration Plans and Budget.”

Elder Creek Project

On August 14, 2018, w e finalized the acquisition of the Elder Creek property as part of a two-property acquisition from Americas Gold Exploration Inc. The Elder Creek property is located in northern Nevada, 8 miles west-northwest of Battle Mountain in Lander and Humboldt Counties immediately west of Battle Mountain (see figure below). The project lies within the Battle Mountain mining district, covers approximately 9,600 acres (15 miles square) and includes 583 unpatented lode mining claims.

The major styles of mineralization recognized in the Elder Creek area are calc-alkaline, porphyry copper style mineralization and associated peripheral gold-silver-bearing base-metal vein systems. The hydrothermal alteration zoning pattern indicates the presence of a large magmatic-hydrothermal center(s) to the Elder Creek porphyry system. The stockwork quartz veined core of the system is northeasterly-elongate and exceeds 1 by 2 miles (~1.5 by 3 km), which compares favorably to other global porphyry copper systems and regional systems such as Robinson, Yerington, Butte, and Bingham.

In May, 2018, Timberline entered into a Purchase and Sale Agreement with America’s Gold Exploration Inc. (AGEI) to purchase the latter’s rights, title and interest in, to, and under the Elder Creek Joint Venture (JV Agreement) with a subsidiary of McEwen Mining (McEwen).

Lone Tree
Mine
Newmont
Converse
Marigold
Mine Complex
SSR
Elder Creek
Paiute
Trenton
Buffalo Canyon
Battle Mountain
Copper Basin
Cu-Au-Ag
Newmont Mine
Buckingham
Moly
N
Phoenix Mine
Complex
14.0 Moz Au
1.65 Blbs Cu
15 Moz Ag
Newmont
5 miles

The underlying Elder Creek JV with McEwen grants Timberline, as operator of the project, terms of earn-in to acquire a 51% ownership for $2.6 M expenditure over 4 years by December 31, 2021, and a 65% ownership for an additional $2.5M expenditure for a total commitment of $5.1M over 6 years by December 31, 2023. The agreement includes industry standard dilution to a 2% NSR following earn-in. Upon completion of the 65% earn-in expenditures, if McEwen elects to participate, the parties will form a joint venture (the “Joint Venture”), and each party would contribute to further exploration spending according to their ownership interest. There are no underlying royalties on the property.

On November 28, 2018 the Company announced completion of a NI43-101 Technical Report on the Elder Creek Copper-Gold Project. The report provides a comprehensive description of the project.

The Elder Creek property has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

Accessibility, Physiography, Climate and Infrastructure

Access to the Elder Creek property is along dirt roads south from the Interstate 80 Exit at Mote Road which is approximately 12 miles west of Battle Mountain. A single lane dirt road for approximately 5 miles southward leads to the center of the property block.

The climate is typical of the northern Great Basin with cold, wet winters and hot, dry summers. Most of the precipitation is received during the months of November through May, primarily in the form of snow. The months of June through October are generally dry, although thunderstorms can create wet periods.

The project is situated in the Basin and Range province, which is characterized by north-northeast trending mountain ranges separated by alluvial filled valleys. The claims are located in the Battle Mountains, a roughly equidimensional mountain range varying in elevation from a high of 8550 feet (2,600 m) at North Peak to a low of approximately 4500 feet (1372 m) in the Reese River Valley. Elder Creek sits in the transition from high mountain peaks to the south with moderate elevations to the west and east and alluvial pediment to the north.

The Elder Creek property is situated in an area with well-established mining infrastructure. An east-west trending high-voltage power line transects the northern portion of the property and connects with the Valmy Power Plant which is located approximately 14 miles to the northwest of the property. Interstate Highway 80 located immediately north of the property connects Winnemucca approximately 42 miles to the northwest, Battle Mountain 12 miles (19 km) to the southeast, and Elko 83 miles (134 km) to the northeast. Essential services such as food and lodging are available in Battle Mountain, including dockage for shipments of heavy equipment. Battle Mountain’s estimated 2010 population was 3,635 (2010 US Census). A small airport at Battle Mountain is available for private air transport, and regularly scheduled air service is available in Elko, Nevada.

Skilled technical support professionals, mining supplies, and services area are available in Battle Mountain, Winnemucca, and Elko.

History

The Elder Creek project is located in the northern part of the Battle Mountain-Eureka trend. The Battle Mountain district has been a source of base and precious metal production since the late 1800s. In the 1960’s Duval Corporation developed and began mining several porphyry-skarn copper-gold deposits located at Copper Canyon in the southern part of the district and at Copper Basin located in the northern part of the district. Continued exploration in the 1970’s and 1980’s led to the discovery of gold-silver, skarn-replacement deposits that are spatially related to the copper-gold deposits. Battle Mountain Gold Company was spun off from Duval Corporation to develop these deposits (Tomboy, Minnie, Fortitude in the Copper Canyon area; Surprise, Labrador, and Bailey Day in the Copper Basin area). Battle Mountain Gold (now Newmont Mining Corporation) developed and mined other deposits (Midas, Reona, Phoenix) primarily in the southern Copper Canyon porphyry system within the Battle Mountain district. Newmont continues to mine at Phoenix today.

Numerous very small scale historic prospecting and mining related developments including test pits, adits, shafts, and declines are present throughout the district including locally on the Elder Creek property. Production records are typically unknown for each of these developments.

Precious metal-rich base metal veins were first prospected in the area in the late 1800’s, but only minor production resulted. The pervasive alteration of the Elder Creek stock attracted the attention of explorers for porphyry copper mineralization as early as the 1960’s. Duval Corporation was the first company to test the Elder Creek porphyry system for porphyry copper mineralization. In 1965 they drilled 3 core holes. From 1966 to 1969, Rocky Mountain Energy, the minerals group of the Union Pacific Railroad Co., completed exploration on the property -and in 1968 they drilled 8 deep core holes that encountered sub-economic copper-molybdenum values.

Additional exploration in the 1960’s focused on geophysical targets and included multiple drill holes in and around S36, T33N, R43E. The drill holes discovered low-grade copper mineralization under pediment gravels where located within the north-northeastern, outer fringe of an annular magnetic anomaly that surrounds the porphyry system core. Also in the 1960’s, Valmy Copper Corporation drilled five shallow holes that identified low-grade copper oxide mineralization from surface to 190- 330 feet deep along the inner edge of the annular magnetic anomaly. The reported copper grades were considered to be too low to warrant further exploration.

Low-level gold values within and around the Elder Creek stock led to fairly extensive drilling by several major companies in the 1980’s and 90’s. V. E. K. Associates held the property in 1984 and brought in Cordex (1987) to drill 3 holes, BRM Gold (1991) drilled 4 holes, and Battle Mountain Gold (1992) completed 3 holes. Battle Mountain Gold staked most of the Elder Creek stock and completed about 40 drill holes, reportedly encountering substantial low-level gold but no orebody. Western Mining Co. (1994-95) drilled 11 holes in the Elder Creek property area and 8 holes on adjacent ground. The deepest hole went to a depth of about 1,500 feet. Eleven of these holes contained thirty, 10-foot intervals that exceeded 100 ppb gold (Theodore et al., 2000, p.185). During 1995, a Santa Fe-Battle Mountain Gold joint venture drilled 7 holes north of the property, one on the north boundary of the Mote claims. The Mote claims were located by NLRC in 1999.

Geology of the Elder Creek Area

In the western part of the Elder Creek area, the Dewitt Thrust fault places Ordovician Valmy Formation cherts and shales on top of Cambrian Harmony Formation quartz- and feldspathic-sandstones and shales, which are locally calcareous. Faults at Elder Creek dip steeply, strike north-northwest to north-northeast and show normal and oblique-slip offset. The Elder Creek Fault indicates normal, down-to-the- west movement.

The Cambrian Harmony Formation underlies most of the Elder Creek area and is intruded by dikes and stocks of the Eocene Elder Creek porphyry center (Theodore et al., 1973). In addition to the felsic intrusions associated with the Elder Creek center, there are older dioritic and andesitic dikes in the area as well as Eocene pebble dikes that contain lithic fragments of the Devonian Scott Canyon Formation.

At Elder Creek, the Cambrian Harmony Formation consists of arkosic sandstone and interbedded shale that forms part of the upper plate of the Roberts Mountains allochthon, emplaced during the Devonian-early Mississippian Antler Orogeny (Roberts, 1964). The Roberts Mountains allochthon is comprised of several thrust slices and is exposed in the area as the DeWitt thrust which juxtaposes Cambrian Harmony Formation on top of the Ordovician Valmy Formation.

King (2011) documented three major phases of felsic intrusions that include early-stage, fine- to medium-grained sub-porphyritic hornblende-biotite granodiorite and intermediate-stage and late-stage quartz eye-hornblende-biotite granodiorite porphyry. The intermediate- and late-stage intrusions have been dated by K-Ar to be 37.3 + 0.7 Ma and 35.4 + 1.1 Ma, respectively (Theodore et al., 1973 and McKee, 1992).

Hydrothermal breccias are locally present in the Elder Creek complex and are dominated by quartz and rock flour matrix which supports sub-rounded to sub-angular clasts of Harmony Formation and porphyry phases. Clasts are typically pervasively altered and occasionally mineralized with copper oxides.

Alteration is extensive at Elder Creek and occurs in broad annular zones that suggest a large magmatic-hydrothermal center(s) is present within the Elder Creek porphyry system. The intense stock-work fractured and quartz veined core of the system is northeasterly-elongate and exceeds 3.0 km by 1.5 km. Surface exposures indicate the limit of potassic (biotite+K-feldspar) alteration is about 4.0 km by 2.5 km and the outer limit of biotite-pyrite-pyrrhotite hornfels in the Harmony Formation sandstones exceeds 4.5 km by 3.5 km. Actinolite alteration occurs locally within the quartz veined core of the porphyry system. Garwin (2014) interprets the actinolite as characteristic of inner- propylitic alteration that overprints and flanks the potassic zone in many global porphyry deposits. Several northerly-trending zones of late-stage, feldspar-destructive quartz-sericite-pyrite alteration occurs in the outer portions of the Elder Creek porphyry system, and the largest zone, near the Gracie mine, exceeds 2.0 km by 1.5 km.

McEwen (or predecessor companies) completed extensive soil and rock sampling on the property between 2011-2012. Trace element analyses from over 5,500 soil and rock samples confirm strong zonation in the magmatic-hydrothermal system at Elder Creek. Garwin’s (2014) work on behalf of AGEI concluded that the distribution of key trace elements suggests there may be two primary centers at Elder Creek including: 1) Cu-Mo-Ag-W-As-Li centered over the west central part of the area and 2) Cu-Au-Mo-W-Bi-As in the northerly elongate zone that extends along the east side of the property. The presence of Li > 30 ppm and the relative lack of Bi in the western center which is cored by early-stage intrusions may indicate that this center is early and has been overprinted by a later porphyry event. The near-surface expression of this later event could be the eastern, Bi-rich and Li-deficient zone that contains intermediate-stage quartz-eye porphyry intrusions. A Bi-rich plume has the potential to be the high-level signature of a northerly-elongate mineralized cupola at depth.

2018 Timberline Exploration

Following acquisition of the project from AGEI in mid-2018, Timberline completed an initial 3-hole drill program to test for copper and gold, and associated metals, on two priority targets. Mineralization at Elder Creek is variably distributed throughout the complex as disseminated sulfides and as locally concentrated, structurally controlled massive sulfide veins.

Drilling confirmed the presence of copper oxide and sulfides in the Valmy Copper Oxide Pit-area. Reverse circulation (RC) drill hole RCEC18-01 intersected 110 feet (34 meters) of 0.44% copper. The entire 500 foot (152 meters) hole averaged 0.21% copper, and bottomed in mineralization at 500 feet due to depth limitations of the rig (see Table below). It contains multiple intervals of anomalous copper with silver ± gold. These holes intersected continuous copper mineralization grading 0.2% to 0.3% from surface to their maximum depths of 200 to 300 feet. The hole successfully tested the grade and continuity of mineralization intersected in five shallow vertical holes drilled in 1967 when copper prices were $0.38/lb.

Drill	From	To	Total*	From	To	Total	Cu	Mo	Au	Ag
Hole	(feet)	(feet)	(feet)	(meters)	(meters)	(meters)	ppm	ppm	(g/t)	(g/t)
RCEC 18-01	0	500	500	0	152.4	152.4	2,099	145	-	3.0
Including:
	0	270	270	0	82.3	82.3	2,826	147	-	4.0
	160	270	110	48.8	82.3	33.5	4,385	181	-	5.0
	195	210	15	59.5	64.0	4.6	5493	132	0.331	13
	*True thickness of drill intercepts is unknown

RCEC18-01 was collared in heterolithic breccia of the Harmony Formation, and over its 500 foot (152 meters) length also intercepted oxidized arkosic quartzite, and a quartz-bearing porphyritic intrusion with strong potassic (biotite) and silica alteration. The hole was sited within a zone of porphyry-style quartz veining, and over a strong annular magnetic anomaly encircling a non-magnetic core to the system.

Core hole CCEC18-02 deepened reverse circulation hole RCEC18-02 to1,497 feet and intersected visible chalcopyrite and molybdenite mineralization throughout with mineralization best developed in hydrothermal breccias between 1313.5 – 1360 feet (400.5-414.6 m) (see Table below). It intercepted pervasively altered hornfels (after Harmony Formation shale and arkosic sandstones), feldspar porphyry intrusive rocks and hydrothermal breccias. The cross-cutting textures and breccias reflect multiple, overprinting events including emplacement of copper and molybdenum sulphides. The chalcopyrite and molybdenite are concentrated (typically 2-6%) from 1,313.5 - 1,360 feet (400.5 – 414.6 meters), where they occur primarily within veins and the quartz-sulphide matrix to breccia which cross-cuts potassic-altered hornfels and associated porphyritic intrusions.

Drill	From	To	Total*	From	To	Total	Cu	Mo	Au	Ag
Hole	(feet)	(feet)	(feet)	(meters)	(meters)	(meters)	ppm	ppm	(g/t)	(g/t)
CCEC 18-02	840	1497	657	256.1	456.4	200.3	1,450	730	-	4.1
	Including:
	1313.5	1360	46.5	400.5	414.6	14.2	1.20%	0.31%	0.126	25.5
	*True thickness of drill intercepts is unknown;

The Timberline drilling intersected thick and consistently mineralized sections of copper mineralization with variable molybdenum, gold, and silver. The results confirm discovery of a large porphyry copper-gold system with typical anomalous multi-trace element signatures. The mineralization remains open laterally and at depth.

Management considers the initial drill program results to be encouraging. With the exploration success to date, Timberline has contracted Zonge Geophysics of Reno, Nevada to complete a 10 km Induced Polarization (IP)/Resistivity survey at the property. The survey is designed to characterize the rocks for signatures associated with concentration of sulfides (IP), associated silicification (Resistivity) as hydrothermal alteration, and identification of major fault zones within the project area and will assist in follow-up drill target definition. The geophysical program is expected to be completed in early 2019.

The project is fully permitted with the BLM for additional drilling, which is planned after completion of the geophysical work.

ICBM (Paiute) Project

The ICBM Project (Timberline/Barrick) is located 6.5 miles due west of Battle Mountain, in the Battle Mountain Mining District, Lander and Humboldt Counties, Nevada. The property consists of 1,346 acres (2.1 miles squared) on BLM-administered lands.

Timberline originally acquired the project in 2010 through acquisition of Staccato Gold who controlled the project as a non-core asset along with the flagship Eureka Project. Staccato controlled the project through an earn-in joint venture (JV) agreement with Lac Minerals (LAC), a subsidiary of Barrick Gold. Timberline acted as operator of the project through November 2013 maintaining a 72% interest in the project, with Barrick Gold holding the remaining interest.

Historic exploration demonstrated that gold mineralization is present on the property in a style of mineralization currently being mined at Newmont’s Fortitude/Phoenix complex to the south. Recent analysis of historic data led to recognition that the property has porphyry copper-gold characteristics similar to Newmont’s nearby historic Copper Basin mine.

Although Timberline controlled the project, as a non-core asset no exploration was completed between 2010 and December, 2013. In December of 2013, Timberline entered into an agreement with Americas Gold Exploration, Inc. (AGEI) to continue exploration at the project. Under the terms of the agreement, AGEI could earn up to 76.6% ownership in the property by making certain exploration expenditures over a four-year period. AGEI also assumed the role as operator of the joint venture.

On August 14, 2018 Timberline finalized the re-acquisition of the property, since renamed Paiute by AGEI, along with the contiguous Elder Creek property as part of a two-property acquisition from AGEI. Timberline has re-assumed the operator’s position in the underlying property, which is now referred to as the Paiute Project. Current ownership of the property is 75.4% Timberline, 24.6% LAC.

The underlying ICBM JV with LAC is an earn-in agreement and as a result of previous qualifying expenditures by Timberline, AGEI and previous owners, Timberline currently controls 75.4% ownership of the project. Terms of the continued earn-in are as follows:

•

No mandatory work commitments are required

•

As operator, Timberline proposes work budgets with a 30-day option for pro-rata participation by LAC.

•

If LAC chooses to not participate, ownership dilutes on a pro-rata basis of $300,000 earn-in for 60% of the project.

•

If dilution reaches 10% or less, LAC converts to a 2% NSR.

On November 28, 2018 the Company announced completion of a NI43-101 Technical Report on the Paiute copper-gold project. The report provides a comprehensive description of the project.

The Paiute project has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

Exploration and Mining History

The Paiute project shares much exploration history with the Elder Creek project (see above) as they are contiguous in location. However, as unique to Paiute, Battle Mountain Gold Company and its predecessors held the Paiute property through the early 1990’s and drilled nine reverse circulation holes within the current claim block. A best intercept of 100 feet (30.5 m) with 925 ppb gold was noted in their drilling.

LAC relocated the claims in late 1992 and conducted basic field work in 1993 that included geologic mapping, rock and soil sampling, and ground magnetics. In late 1994 they completed a nine hole reverse circulation drilling program to test the main soil anomalies on the property. One drill hole reported 20 feet (6.1 m) of 0.038 opt gold from 20 to 40 feet (6.1 - 12.2 m) that was associated with a narrow vein-like structure in the Harmony Formation.

Pathfinder Exploration joint ventured the property from LAC in early 1995 and completed infill mapping and sampling and target definition. First pass drilling intersected a 200 (61 m) foot zone of 411 ppb gold in drill hole ICBM-95-1 within a quartz-actinolite-sulfide veined granodiorite stock or sill. Follow-up reverse circulation drilling by Pathfinder in 1996 was highlighted by hole 96-5 which intersected sericitized, chloritized, amphibole-rich monzonite/granodiorite porphyry with secondary biotite from 450-490 feet (137.1 – 179.8m). Mineralization within the last 15.1 feet (4.6 m) of the hole averaged 0.035 oz/t Au (1.24 g/t) and was accompanied by increased silicification and sulfides (chalcopyrite, pyrite, arsenopyrite).

Petrographic work by Larson (1996) identified silicified, sulfidic (pyrite, chalcopyrite), quartz/calcite veined quartz monzonite porphyry, Cambrian sandstone/quartzite (Harmony Formation) and diabase lithologies, along with a skarn dominant monzonite or granodiorite porphyry with “significant percentages of pyrite, chalcopyrite, and chalcocite”.

To date, no historic or current resource estimates have been reported at the Paiute project.

Geology of the Paiute Project Area

In the Paiute project area, the Dewitt Thrust fault places Ordovician Valmy Formation cherts and shales on top of Cambrian Harmony Formation quartz- and feldspathic-sandstones and shales, which are locally calcareous. The Harmony Formation is intruded by seven Cretaceous to Tertiary age intrusives which include granodiorite porphyry, porphyritic leucogranite, porphyritic hornblende-biotite monzogranite, granodiorite, biotite-hornblende monzogranite, megacryst porphyry, and monzogranite porphyry. The oldest intrusive is Devonian or Ordovican diabase that is exposed in the southwest part of the project and surrounding area.

At Paiute, the granodiorites and quartz monzonites intruded as high level plugs, stocks, dikes and sills. Thermal metamorphism associated with the intrusions produced hornfels, quartzite and skarn in the Harmony Formation sediments. Hydrothermal alteration associated with the intrusions consists of argillization, silicification, quartz veining/stockwork that is accompanied by zones of hydrous iron oxides as fracture fillings, disseminations, and occasional gossans. Chlorite + actinolite occurs locally within quartz veins and may represent retrograde metamorphism. Quartz veining occurs throughout the project area and increases in intensity within the alteration zones.

A series of en echelon structures and sub-parallel faults define a strong N 10-20° E - striking structural zone through the central part of the property that extends approximately 16,500 feet in length and up to 1,500 feet in width. This fault zone is well defined by field mapping and is the dominant northeast trending feature. Secondary northwest and north striking faults cut the northeast-striking structures. Locally, the structures are occupied by granodiorite porphyry dikes. The structures are typically altered and mineralized.

1,283 soil samples and 301 rock samples have been collected by historic explorers in the Paiute project area and analyzed for 14-elements. Copper, gold, arsenic and bismuth trace element anomalies in soils and rocks occur along the N10-20°E structural zone. A north-northwesterly (N20°W)-trending zone of elevated copper and gold occurs where increased fracturing and actinolitic alteration of the rocks is spatially associated with intrusives near Pathfinder drill-hole 96-5.

Garwin (2014) described the major styles of mineralization in the Paiute area as calc-alkaline, porphyry copper-gold, and gold-bearing structurally controlled vein systems. The main gold mineralized zone on the property is coincident with the N10-20°E structural zone.

Where the rock is not oxidized, fresh disseminated and vein pyrite is pervasive throughout the Paiute project area. Pyrite is the most abundant sulfide and occurs within the bleached zones coincident with alteration and structural zones. Pyrrhotite is nearly as abundant as pyrite and occurs both within and adjacent to alteration and structural zones. Arsenopyrite appears to be closely related to alteration and occurs only within the alteration zones.

2018 Timberline Exploration

Exploration expenditures for FY 2018 were limited to geological field reviews, rock grab sampling and assays to characterize surface mineral showings. In addition, an application was submitted to the BLM with receipt thereafter of an approved Notice of Intent (NOI) to allow disturbance related to construction of drill roads and pads. The BLM approved the application and the property is fully permitted for road construction and drilling.

Seven Troughs District

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 miles squared) of patented and unpatented mining claims comprising essentially the entire Seven Troughs gold mining district near Lovelock, Nevada. Our acquired interest is primarily as lessee under the terms of 50-year lease, where the lessor is now a defunct company, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. We have the option to purchase one-half of the NSR production royalty for $1 million.

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

As of September 30, 2018, we do not consider Seven Troughs to be a material property, and no material expenditures are planned at this time.

Wolfpack Gold Properties

With the acquisition of Wolfpack Gold (“WPG”), we acquired nine mineral properties in Nevada and one in California. We conducted a due diligence review on each property, including organization of the historic data and review of exploration work completed to-date. As of September 30, 2018, only claims on one property have been retained, as they are contiguous with our Eureka project.

In 2017, we sold our property and royalty interests in various unpatented claims that were under lease to Pershing Gold. In addition, we sold various other royalty interests that WPG had retained through previous transactions in four other properties.

As of September 30, 2018, we do not consider the remaining Wolfpack property to be a material property, and no material expenditures are planned at this time.

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

During the year ended September 30, 2017, we sold all of our New Jersey Shares for net proceeds of $346,986, resulting in a gain, net of sales costs, of $124,086. As of September 30, 2018, we do not own any New Jersey Shares.

Summary

We believe the global economic environment and monetary climate continue to favor a relatively steady gold and copper price for the foreseeable future with potential for long-term price improvements. While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects, despite the current gold price and market volatility.

As a company, we are considering financing and strategic corporate opportunities with our focus on providing for the advancement of projects comprising our Elder Creek and Eureka properties, and other property interests we may acquire. While our focus has previously been on Talapoosa, with the relinquishment of the Talapoosa option, we plan to further advance our priority project areas at Elder Creek and Eureka.

In addition to Elder Creek and Eureka , we believe that with appropriate funding, the Paiute Project, and the Windfall project at our Eureka property can be advanced through drill testing on targets defined this year. Further potential will be developed with the advancement of new targets at Oswego. We believe that our management and our board of directors have the knowledge and experience to evaluate financing and strategic opportunities and to provide for the advancement of multiple projects

Overview of Regulatory, Economic and Environmental Issues

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

Environmental protection and remediation is an increasingly important part of mineral economics. Estimated future costs of reclamation or restoration of mined land are based principally on legal and regulatory requirements. Reclamation of affected areas after mining operations may cost millions of dollars. Often governmental permitting agencies are requiring multi-million dollar bonds from mining companies prior to granting permits, to ensure that reclamation takes place. All environmental mitigation tends to decrease profitability of the mining operation, but these expenses are recognized as a cost of doing business by modern mining and exploration companies.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2018, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

	NYSE MKT / OTCQB(US$)		TSX-V (CDN$)
Period(1)	High	Low	High	Low

2018
First Quarter	$0.25	$0.13	$0.30	$0.17
Second Quarter	$0.15	$0.06	$0.21	$0.08
Third Quarter	$0.15	$0.07	$0.19	$0.10
Fourth Quarter(2)	$0.11	$0.01	$0.13	$0.07

2017
First Quarter	$0.52	$0.21	$0.65	$0.32
Second Quarter	$0.51	$0.36	$0.69	$0.43
Third Quarter	$0.43	$0.29	$0.51	$0.36
Fourth Quarter	$0.32	$0.21	$0.41	$0.28

2016
First Quarter	$0.22	$0.08	$0.27	$0.16
Second Quarter	$0.45	$0.12	$0.58	$0.18
Third Quarter	$0.45	$0.25	$0.61	$0.35
Fourth Quarter	$0.53	$0.20	$0.73	$0.34

(1) Quarters indicate calendar year quarters. (2) Through December 10, 2018

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On December 10, 2018, the closing sale price for our common stock was USD$0.06 on the OTCQB and CDN$0.07 on the TSX-V.

As of December 20, 2018, we had 61,027,819 shares of common stock issued and outstanding and approximately 800 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

On December 1, 2018, shareholders approved the new 2018 Incentive Plan. The 2018 Incentive Plan replaced our 2015 Stock and Incentive Plan. Concurrent with the approval of the 2018 Incentive Plan, the 2015 Stock and Incentive Plan was withdrawn for the purposes of issuing new options or equity incentives. There are 8,000,000 Timberline Shares issuable under the 2018 Incentive Plan.

Equity Compensation Plans

The following summary information is presented as of September 30, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,280,000(1)	$0.26	968,837
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	3,280,000(1)	$0.26	968,837

(1) See “Stock Incentive Plans,” above.

There were no options exercised during the years ended September 30, 2018 and September 30, 2017.

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

Given the difficult market conditions for mineral exploration companies, we have continued our exploration-related activities during the past year, but at a greatly reduced level in order to preserve capital, while still undertaking important planning activities in order to move projects forward expeditiously as capital becomes available. In September 2017, we completed a metallurgical data review and a follow-up test program. The program included resampling of four metallurgical composite samples originally tested by Gunpoint Exploration in 2015. The samples were crushed using High Pressure Grinding Roll (HPGR) technology, tested for enhanced permeability and geotechnical strength of agglomerates, and subjected to column leach testing. Final results of the program were reported in September 2017.

Assuming the availability of funding to undertake our exploration programs, we expect to undertake drill programs at various targets on the Eureka Property as follow up to previous positive intercepts. Our total exploration budget for fiscal year 2018 was approximately $500,000, which was largely directed toward maintaining our property positions.

Exploration Plans and Budgets

Our exploration focus during fiscal 2019 is on the Elder Creek and Paiute projects.

Elder Creek Project:

The Elder Creek Project, which covers a claim group of approximately 39 square kilometers (km), demonstrates geologic, geochemical, and geophysical characteristics common to major porphyry copper-gold deposits. The core of the Elder Creek porphyry target covers approximately 4.5 square km, and has multiple intrusive phases which form two granodiorite porphyry centers within altered Harmony Formation arkosic sandstone and shale. The intrusive rocks are similar in age to those at Newmont’s Phoenix gold-copper mine located 18 km (11 miles) to the south. The porphyry core of the system is characterized by intense quartz veining and elevated copper and molybdenum values in rock and soil samples, and is flanked by proximal potassic alteration and distal biotite-pyrite-pyrrhotite hornfels. It forms a pronounced magnetic low that is ringed by a strongly magnetic “donut” high of hornfels. Large areas of gold-copper veining occur within the hornfels to the south and east of the porphyry core, and copper oxide is exposed in outcrop immediately peripheral to the core.

Since acquiring the project, the Company has completed three drill holes within the multi-stage hydrothermal system. The first hole, RCEC18-01, was drilled by reverse circulation (RC) at the Valmy pit copper oxide occurrence. It intersected hornfels after Harmony Formation shales and arkosic quartzite, and porphyritic intrusive rock, and contains 0.21% copper over its entire 500 foot (152 m) length, including 0.44% copper over 110 feet (34 m), and bottomed in strong mineralization

Drilling at a second site located 3,250 feet (1 km) to the south within the non-magnetic portion of the system was initiated as an RC hole and subsequently deepened by core drilling. Available assays from core hole CCEC18-02 show an intersection of 46.5 feet (14.2 meters) grading 1.20% copper, 0.31% molybdenum, 25.5 g/t silver, and 0.126 g/t gold within a broader zone of anomalous copper-molybdenum mineralization.

With the exploration success to date at Elder Creek, we have contracted Zonge Geophysics of Reno, Nevada to complete a 10 km Induced Polarization (IP)/Resistivity survey at Elder Creek. The survey is designed to characterize the rocks for signatures associated with concentration of sulfides (IP), associated silicification (Resistivity) as hydrothermal alteration, and identification of major fault zones within the project area. The project is fully permitted with the BLM for additional drilling, which is planned after completion of the geophysical work.

Paiute Project:

The Paiute project is 5 square km and is located immediately southeast and adjacent to Elder Creek, and approximately 5 km west-northwest of Newmont’s Copper Basin copper-gold porphyry deposit. It contains a copper-gold porphyry target and a gold structural zone target.

The gold structural zone measures 2,500 meters long by 500 meters wide. It hosts gold-silver mineralization with multiple untested high-grade gold targets based on both recent and historic prospecting, and rock and soil geochemical sampling (see press release dated May 24, 2018. The property also contains a copper-gold porphyry target with potential for discovery of mineralization similar to Newmont’s Copper Basin deposit. Multiple gold intercepts were drilled in 1995 -1996 within altered granodiorite porphyry. Vertical drill hole 96-5 intercepted quartz monzonite porphyry at 160 meters depth and was terminated at 178.3 meters due to technical difficulties after drilling 4.6 meters of copper sulfide (chalcopyrite) and gold mineralization grading1.24 g/t.

Since acquisition, Timberline has completed additional surface rock sampling, and permitting with the Bureau of Land Management (BLM) for construction of drill roads and drilling. At Paiute, drill roads will be cut and outcrops mapped and sampled in preparation for an initial drilling campaign. Drilling will be designed to continue through the porphyry host rock to determine the depth extent of mineralization documented at the bottom of hole 96-5. Additional drilling will test near surface structural-related gold targets.

Our exploration plans and budgets are dependent upon the availability of capital. As financial markets improve and we are able to attract additional investment dollars, we will expand our exploration plans accordingly.

Results of Operations for Years Ended September 30, 2018 and 2017

Consolidated Results

Our overall consolidated net loss for the year increased significantly in comparison to the prior year, primarily as a result of non-cash costs related to the abandonment of the Talapoosa property, increases in mineral exploration expenses, increases in share-based compensation and salaries and benefits and the non-recurrence of the 2017 sale of marketable securities, together with the associated tax provision. These pressures on increasing the net loss were offset by lower professional fees, and lower general and administrative costs associated with a continuing low level of business activity. The Company expects to continue to maintain this low level of general and administrative expenses, while focusing our resources on the advancement of our Elder Creek and Paiute projects in the fiscal year ending September 30, 2019.

	Year Ended September 30,
	2018	2017
Exploration expenses:
Eureka/Lookout Mountain	$ 494,724	$ 173,469
Talapoosa	27,416	208,286
Other exploration properties	158	42,191
Total exploration expenditures	522,298	423,946
Non-cash expenses:
Abandonment of Talapoosa property	3,231,700	-
Stock option and stock issuance expense	231,000	45,000
Depreciation, amortization, and accretion	14,980	7,284
Total non-cash expenses	3,477,680	52,284
Salaries and benefits	464,380	388,858
Professional fees expense	147,401	203,994
Other general and administrative expenses	473,329	671,823
Interest and other (income) expense, net	(27,294)	(164,090)
Income tax provision (benefit)	-	68,985
Net loss	$ 5,057,794	$ 1,645,800

The increase in the net loss for our fiscal year ended September 30, 2018, as compared to the previous year’s net loss, is primarily a result of the loss associated with the abandonment of the Talapoosa property as a result of not meeting the contractual obligations to maintain our interests in that property. Stock issuance and option expenses were higher in 2018 than 2017 primarily due to the issuance of stock options to existing and newly appointed officers and directors in 2018. We increased our exploration expenditures in 2018, as a result of our acquisition of Elder Creek and Paiute properties, the associated land costs and our focus on maintaining our other material properties. Professional fees expenses were lower, and salaries were higher in 2018 than 2017, due to the transition of our Chief Financial Officer from serving as a consultant to an employee, and our continued cost reduction efforts.

Financial Condition and Liquidity

At September 30, 2018, we had assets of $15,394,921, consisting of cash in the amount of $110,736; property, mineral rights and equipment, net of depreciation of $14,926,417, reclamation bonds of $307,286, and other assets in the amount of $50,482.

On September 30, 2018 we had total liabilities of $740,421 and total assets of $15,394,921. This compares to total liabilities of $608,273 and total assets of $17,510,900 on September 30, 2017. As of September 30, 2018, our liabilities consist of $160,588 for asset retirement obligations, $198,806 of senior unsecured note payable, and $185,495 of trade payables and accrued liabilities.  Of these liabilities, $383,401 are due within 12 months. The increase in liabilities compared to September 30, 2017 is largely due to the senior unsecured note payable. This increase in liabilities was affected positively or negatively by individual small changes in other components of liabilities. The decrease in total assets was due to the abandonment of the Talapoosa property, which removed $3,231,700 of mineral properties, offset by an increase in cash and prepaid expenses as a result of the borrowing under the senior unsecured note and the payment of prepaid expenses attributable to future periods for the year ended September 30, 2018.

On September 30, 2018 we had negative working capital of $227,883 and stockholders’ equity of $14,654,500 compared to working capital of $364,830 and stockholders’ equity of $16,902,627 for the year ended September 30, 2017. Working capital experienced a favorable change because of an increase in cash and payment against the payment obligation and payroll, benefits and taxes, offset by an increase in accrued expenses.

During the fiscal year ended September 30, 2018, we used cash from operating activities of $1,618,235 compared to $1,628,311 used for fiscal 2017. Net loss of $5,057,794 for fiscal 2018 compared to net loss of $1,645,800 for fiscal 2017. The causal factors are disclosed above in the comparative table. At the end of fiscal 2018, we have accumulated approximately $46.7 million and $15.7 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2019 through 2038.

During the fiscal years ended September 30, 2018, cash of $8,756 was used for investment activities, compared with cash used of $354,285 in fiscal 2017. We paid $199,500 to purchase mineral properties and $22,158 to increase reclamation bonds, while receiving $100,000 from the sale of mineral properties and $112,902 for lease payments to us for company-owned mineral properties. During fiscal 2017, we paid $1,162,800 for mineral properties, while receiving cash of $409,029 refunds of reclamation bonds, $346,986 from the sale of marketable securities, $10,000 for leasing mineral rights and $40,000 for the sale of mineral interests, with $2,500 received from the sale of equipment.

During the fiscal year ended September 30, 2018, cash of $1,670,573 was provided by financing activities, compared to cash of $1,967,475 provided during the fiscal year ended September 30, 2017. For the fiscal year ended September 30, 2018, cash of $1,421,767 was provided through the sale of stock and warrants, net of offering costs, $300,000 was provided from a senior unsecured note payable and associated warrants, reduced by $51,194 paid on the payment obligation. This compares to cash of $1,957,475 provided through the sale of stock and warrants, net of offering costs, and $10,000 provided by the exercise of warrants for the fiscal year ended September 30, 2017.

During the fiscal year ended September 30, 2018, we closed the sale of two equity financings. In the aggregate, we sold a total of 10,380,867 Units at an average price of $0.14 per unit for net proceeds of $1,421,767, after offering costs of $42,293.

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

At September 30, 2018, we had a working capital deficit of $364,830. As of the date of this Annual Report on Form 10-K, we have approximately $270,000 outstanding in current liabilities and a cash balance of approximately $125,000. As of the date of this Annual Report on Form 10-K, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing. Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2018 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We recognize that we will not be able to execute our operating plans with our current cash balances. With our current cash balance, our anticipated ability to acquire additional capital by way of asset sales and/or financing transactions, and our ability to curtail discretionary exploration expenditures as needed; however, we believe that we will be able to generate sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties. We recognize that additional capital will be required shortly and may be obtained through financing transactions such as asset sales, corporate transactions, equity investments, joint ventures, debt facilities, or other types of strategic arrangements.

We plan, as funding allows, to follow up on our positive drill results on our Elder Creek prospect, including the Induced Polarization (IP)/Resistivity survey, further surface preparations and tests at our Paiute prospect. Also, subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties. Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses for the next 12 months, and we will require additional funding and/or reductions in exploration and administrative expenditures.

Given current market conditions, we cannot provide assurance that necessary financing transactions will be available on terms acceptable to us, or at all. Without additional financing, we would have to further curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures for the next 12 months and maintain our primary mineral properties. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing activities

Private Placements:

On May 8, 2018, we closed a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for gross proceeds of $600,000 (the “May 2018 Offering”). Each Unit in the May 2018 Offering consisted of one share of common stock of the Company and one common share purchase Class D Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of April 30, 2021.

The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors. Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

On December 21, 2017, we closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the “December 2017 Offering”). Each Unit in the December 2017 Offering consisted of one share of common stock of the Company and one common share purchase Class C Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.

The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors. Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

Senior Unsecured Note Payable:

On July 30, 2018, we entered into a binding loan agreement and promissory note with William Matlack (the “Lender”). Under the loan agreement, the Lender loaned us $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. Amounts drawn under the loan agreement will be used for exploration expenditures, annual property holding costs, and working capital requirements of the Company.

Pursuant to the terms of the loan agreement, we issued to the Lender 3,265,500 non-transferrable common share purchase Series E Warrants of the Company. The exercise price of the warrants is $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of our outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model using the assumptions noted in the following table:

Warrants Issued July 30, 2018
Expected volatility	132.4%
Stock price on date of loan	$0.09
Expected dividends	-
Expected term (in years)	1.5
Risk-free rate	2.66%
Expected forfeiture rate	0%

The relative fair value of the warrants was recorded as a discount of the note, with $7,332 amortized to interest expense in the fiscal year ended September 30, 2018.

Subsequent Events

On November 9, 2018, we closed the sale of the first tranche of a private placement offering of Units of the Company at a price of $0.08 per Unit. Each Unit consists of one share of our common stock and one common share purchase Series F Warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of $0.14 per share until October 29, 2021. In this first tranche of the Offering, accredited investors subscribed for 6,291,479 Units of the private placement at a price of $0.08 per unit for total proceeds of $503,318.

On December 12, 2018, we closed the sale of the second and final tranche of the oversubscribed private placement. In this second tranche of the Offering, accredited investors subscribed for 1,208,521 Units of the private placement at a price of $0.08 per unit for total proceeds of $96,682.

On December 1, 2018, our shareholders approved a new 2018 Stock and Incentive Plan. The terms of the 2018 Plan are largely unchanged from previous plans, except that 8,000,000 new incentive shares were approved, and option and share issuances under prior plans were terminated.

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

September 30, 2018 and 2017

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

47

Consolidated balance sheets

48

Consolidated statements of operations and comprehensive income (loss)

49

Consolidated statements of changes in stockholders’ equity

50

Consolidated statements of cash flows

51

Notes to consolidated financial statements

52-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Timberline Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

We have served as the Company’s independent auditor since 2006.

Spokane, Washington

December 26, 2018

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$110,736	$67,154
Prepaid expenses and other current assets	44,782	20,716
Accounts receivable	-	2,633
TOTAL CURRENT ASSETS	155,518	90,503

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 5)	14,926,417	17,125,519

OTHER ASSETS:
Reclamation bonds	307,286	285,128
Deposits and other assets	5,700	9,750
TOTAL OTHER ASSETS	312,986	294,878

TOTAL ASSETS	$15,394,921	$17,510,900

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$110,134	$109,680
Payment obligation (Note 7)	198,806	250,000
Accrued expenses	42,166	9,923
Accrued payroll, benefits and taxes	32,295	85,730
TOTAL CURRENT LIABILITIES	383,401	455,333

LONG-TERM LIABILITIES:
Asset retirement obligation	160,588	152,940
Senior unsecured note payable – net of discount	196,432	-
TOTAL LONG-TERM LIABILITIES	357,020	152,940

COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 10 and 12)	-	-

STOCKHOLDERS' EQUITY: (NOTE 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
53,527,819 and 33,146,952 shares issued and outstanding, respectively	53,528	33,147
Additional paid-in capital	73,197,430	70,408,144
Accumulated deficit	(58,596,458)	(53,538,664)
TOTAL STOCKHOLDERS' EQUITY	14,654,500	16,902,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,394,921	$17,510,900

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	September 30,
	2018	2017

OPERATING EXPENSES:
Mineral exploration	$522,298	$423,946
Salaries and benefits	464,380	388,858
Professional fees	147,401	203,994
Insurance	92,562	91,967
Loss on abandonment of mineral rights	3,231,700	-
Gain on sale of royalties	-	(40,000)
Gain on lease of mineral rights	-	(10,000)
Gain on equipment transferred to related parties	-	(2,500)
General and administrative	626,747	644,640
TOTAL OPERATING EXPENSES	5,085,088	1,700,905

LOSS FROM OPERATIONS	(5,085,088)	(1,700,905)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss) and other	(2,480)	4
Miscellaneous other income	64,633	-
Interest expense	(34,859)	-
Realized gain on sale of available-for-sale securities	-	124,086
TOTAL OTHER INCOME (EXPENSE)	27,294	124,090

LOSS BEFORE INCOME TAXES	(5,057,794)	(1,576,815)

INCOME TAX PROVISION	-	68,985

NET LOSS	$(5,057,794)	$(1,645,800)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale equity securities, net of tax	-	(47,275)
Reclassification of (gain) on available-for-sale securities sold	-	(80,840)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	-	(128,115)

COMPREHENSIVE LOSS	$(5,057,794)	$(1,773,915)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS,
BASIC AND DILUTED	$(0.13)	$(0.06)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	39,437,019	28,829,486

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2016	24,106,952	$24,107	$67,924,709	$(51,892,864)	$128,115	$16,184,067

Common stock issued for mineral rights	1,000,000	1,000	479,000	-	-	480,000

Common stock and warrants issued for cash at $0.25 per unit	8,000,000	8,000	1,949,475	-	-	1,957,475

Common stock issued for warrant exercises	40,000	40	9,960	-	-	10,000

Stock based compensation	-	-	45,000	-	-	45,000

Adjustment for previous year unrealized gain on available-for-sale equity securities	-	-	-	-	(128,115)	(128,115)

Net loss	-	-	-	(1,645,800)	-	(1,645,800)

Balance, September 30, 2017	33,146,952	33,147	70,408,144	(53,538,664)	-	16,902,627

Common Stock and warrants issued for cash, net of issuance costs	10,380,867	10,381	1,411,386	-	-	1,421,767

Common Stock and warrants issued to purchase mineral properties	10,000,000	10,000	1,036,000	-	-	1,046,000

Stock based compensation	-	-	231,000	-	-	231,000

Warrants issued with note payable	-	-	110,900	-	-	110,900

Net loss	-	-	-	(5,057,794)	-	(5,057,794)

Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$-	$14,654,500

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,057,794)	$(1,645,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax provision	-	68,985
Accretion of asset retirement obligation	7,648	7,284
Gain on lease of mineral rights	-	(10,000)
Gain on sale of royalties	-	(40,000)
Gain on sale of equipment	-	(2,500)
Amortization of discount on debt	7,332	-
Loss on abandonment of mineral properties	3,231,700	-
Stock-based compensation	231,000	45,000
Gain on sale of available-for-sale securities	-	(124,086)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(24,066)	(5,479)
Accounts receivable	2,633	(2,633)
Deposits and other assets	4,050	-
Accounts payable	454	56,015
Accrued expenses	32,243	(39,077)
Accrued payroll, benefits, and taxes	(53,435)	63,980
Net cash used by operating activities	(1,618,235)	(1,628,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights, and equipment	(99,500)	(1,162,800)
Proceeds from third party lease payments	112,902	-
Proceeds from lease of mineral rights	-	10,000
Proceeds from sale of royalty interests	-	40,000
Proceeds from sale of equipment	-	2,500
Refund of reclamation and road use bonds	-	409,029
Increases to reclamation and road use bond	(22,158)	-
Proceeds from sale of available-for-sale securities	-	346,986
Investment in mineral properties – Elder Creek (Note 4)	(100,000)	-
Proceeds from sale of mineral properties – ICBM (Note 4)	100,000	-
Net cash used by investing activities	(8,756)	(354,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on payment obligation	(51,194)	-
Proceeds from senior unsecured note payable and warrants	300,000	-
Proceeds from exercise of warrants	-	10,000
Proceeds from sale of common stock and warrants, net	1,421,767	1,957,475
Net cash provided by financing activities	1,670,573	1,967,475

Net increase (decrease) in cash	43,582	(15,121)

CASH AT BEGINNING OF YEAR	67,154	82,275

CASH AT END OF YEAR	$110,736	$67,154

CASH PAID FOR INTEREST	$12,019	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for mineral rights	$-	480,000
Common stock and warrants issued for purchase of joint ventures	1,046,000	-
Warrants issued with note payable	110,900	-

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or “the Company) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production. In 2008, the Company reincorporated into the State of Delaware, pursuant to a merger agreement approved by its shareholders.

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States and Canada are significant obstacles to raising the required funds. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company elected to early adopt ASU No. 2014-09 as of October 1, 2017 using the modified-retrospective transition approach.

The Company performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it did not change the timing of revenue recognition or amounts of revenue recognized compared to how it recognized revenue under its previous policies. Adoption of ASU No. 2014-09 requires additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Early adoption of the update on October 1, 2017 had no impact on the consolidated financial statements.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Early adoption of the update on October 1, 2017 had no impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

e.

Property Holding Costs – Holding costs to maintain a property, excluding mineral lease payments, are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

f.

Fair Value of Financial Instruments – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At September 30, 2018 and 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

The carrying amounts of financial instruments, including loans payable, approximate fair value at September 30, 2018 and 2017.

g.

Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

h.

Reclamation Bonds – Bonds paid to assure reclamation of properties covered by exploration permits are capitalized in the period paid, reduced as refunds are received or expensed as they are applied to reclamation obligations.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

i.

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

k.

Review of Carrying Value of Property, Mineral Rights and Equipment for Impairment – The Company reviews the carrying value of property, mineral rights, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

l.

Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP. This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain exploration project on its Eureka property (see Note 8).

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

n.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2018 and 2017, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

o.

Stock-based Compensation – The Company estimates the fair value of its stock-based option compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The value of common stock awards is determined based upon the closing price of the Company’s stock on the grant date of the award. Compensation expense for grants that vest is recognized ratably over the vesting period. The fair value of stock unit or stock awards is determined by the closing price of the Company’s common stock on the date of the grant.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

p.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2018 and 2017 is as follows:

	2018	2017
Stock options	3,280,000	2,233,334
Warrants	36,646,373	17,960,006
Total potential dilution	39,926,373	20,193,340

At September 30, 2018 and 2017, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – TALAPOOSA IMPAIRMENT:

On March 12, 2015, the Company entered into a property option agreement (“Agreement”) with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015 and was amended on October 19, 2016 (“Amended Agreement”). Pursuant to the Agreement, Gunpoint granted the Company an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project in western Nevada.

Pursuant to the Amended Agreement, during the Amended Option Period, among other requirements, the Company was required to pay $2 million and issue one million common shares of the Company by March 31, 2018. The Company did not make the payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018. As a result, on March 31, 2018, the Company wrote off the Company’s entire investment of $3,231,700, including $17,500 the Company invested in the Talapoosa property during the year ended September 30, 2018. The Company received payment of $50,000 from a third party to release the nondisclosure agreement with Gunpoint regarding the Talapoosa property. The payment is included in Miscellaneous other income on the Consolidated Statements of Operations and Comprehensive Income (Loss):

NOTE 4 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at September 30, 2018 and 2017:

	Expected Useful Lives (years)	2018	2017

Mineral rights – Talapoosa	-	$-	$3,214,200
Mineral rights – Eureka	-	13,678,940	13,809,842
Mineral rights – Elder Creek	-	1,146,000	-
Mineral rights – Other	-	50,000	50,000
Total mineral rights		14,874,940	17,074,042

Equipment and vehicles	2-5	53,678	63,591
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	185,218
Less accumulated depreciation		(123,828)	(133,741)
Property, mineral rights, and equipment, net		$14,926,417	$17,125,519

Depreciation expense for the years ended September 30, 2018 and 2017, was nil and nil, respectively.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 4 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, (continued):

During the year ended September 30, 2018, the Company’s management and Board of Directors determined that certain payments received by the Company from a party of interest in two of the Company’s leases beginning in August 2017, which had been held and not recorded or deposited pending an expected resolution of circumstances relating to two historic leases at the Company’s Eureka property, should be deposited. The payments had been received from a third party with whom the Company is in discussions to resolve matters that had been under negotiation since the Company acquired the Eureka property in 2010. The total amount of these payments received for the year ended September 30, 2018 was $112,902. Monthly payments in the amount of $8,326 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved. These receipts are recorded as a reduction to property, mineral rights, and equipment.

During the year ended September 30, 2017, the Company received a $10,000 lease payment from a property leased to a third party and the Company sold a package of royalties on certain early stage properties for $40,000. Given that the total carrying value of the leased property was nil, the lease income was recorded on the consolidated statements of operations and comprehensive income (loss) as a gain on lease of mineral rights. The total carrying value of the package of royalties was nil, and the income from the sale of the package of royalties was recorded on the consolidated statements of operations and comprehensive income (loss) in other income (expense).

ICBM Sale

On May 23, 2018, the Company sold a participating interest in the ICBM Project (“ICBM”), a mineral interest located in Humboldt and Lander counties, Nevada. The Company had acquired this property in 2010. The purchaser was Americas Gold Exploration, Inc. (“AGEI”) and the consideration the Company received for the sale was $100,000 cash, which was recorded as a decrease to mineral interests. The total consideration also included a 0.5% net smelter return royalty on the gross production of all minerals extracted from the ICBM Project properties. In connection with a concurrent definitive agreement with AGEI to acquire an additional property interests, the Company decided to re-acquire the ICBM Project interest, now renamed as the Paiute property joint venture, as a component of the AGEI transaction.

AGEI Definitive Agreement

On May 23, 2018, the Company executed a definitive agreement with AGEI (the “Definitive Agreement”) for the purchase of interests in two mineral properties in Nevada (the “Transaction”). The mineral properties include the Elder Creek project, currently owned by McEwen Mining Inc., which includes an option to acquire up to 65% of the project interest, and an approximate 73.7% interest in the Paiute property (formerly ICBM), with LAC Minerals (USA) LLC, a wholly owned subsidiary of Barrick Gold Corporation. The Company is the operator at both of these projects.

The consideration for the Transaction consisted of ten million shares of the Company’s common stock, valued at $0.0806 per share, or $806,000, and five million non-transferrable Class D-2 share purchase warrants (the “Consideration Warrants”), with each warrant exercisable to acquire one share of the Company’s common stock for $0.24 for a period of three years. The warrants were valued at $240,000. (See Note 10 for valuation assumptions). In addition, the Company will deliver to AGEI, subject to any required regulatory approval, an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the earlier of the following occurs: (i) the Company enters into an arrangement with a funding partner for the advancement of the Elder Creek Joint Venture, or (ii) the Company has met the 2018 work commitment of $500,000. (See Note 12 – Commitments & Contingencies)

On June 18, 2018, the Company entered into an amendment to the Definitive Agreement wherein the Company agreed, upon closing of the Transaction, to reimburse AGEI for the initial payment of $100,000 due under the Elder Creek agreement with McEwen Mining. During the fourth quarter of the 2018 fiscal year, the Company paid the $100,000. Total consideration given for the Transaction was $1,146,000 in the form of cash, common stock and warrants.

On June 29, 2018, the Company paid the property holding costs for the Elder Creek property of $95,759, which was expensed to Mineral exploration during the year ended September 30, 2018.

NOTE 5 – RELATED-PARTY TRANSACTIONS:

In connection with the definitive agreement with AGEI for the purchase of interests in two mineral properties (see Note 4), Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to the Company’s Board of Directors on June 21, 2018. Mr. McDowell is the majority owner of AGEI and is the beneficial owner of the majority of the consideration for the Transaction.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 5 – RELATED-PARTY TRANSACTIONS, (continued):

In connection with the appointments, the Company granted 200,000 stock options to acquire shares of common stock of the Company to Mr. McDowell and Mr. Mathewson, accounted for as share-based compensation. The options were valued at $16,000 based upon the closing price of the Company’s shares of common stock on the date the options were granted.

During 2018, two executive officers participated in a private placement offering of Units of the Company purchasing, in the aggregate, 250,000 units for proceeds of $20,000. Additionally, subsequent to the closing of the offerings, one participating investor was appointed to the Company’s Board of Directors. He had purchased 625,000 Units for proceeds of $50,000. The participation of the executive officers of the Company and the person subsequently appointed to the Company’s Board of Directors, was done at the same terms as the other investors in the offering. (See Note 10 – Common Stock, Warrants and Preferred Stock for valuation assumptions and details).

NOTE 6 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed.

Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the prime rate (5% at September 30, 2018), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, Payment Obligation, or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid. The balance of the Payment Obligation was $198,806 and $250,000 at September 30, 2018 and 2017, respectively.

During the year ended September 30, 2018, the Company paid $63,213, including interest of $12,019 to the Creditor. The obligation to commence monthly installment payments of $10,000 until the Payment Obligation is paid has not yet been triggered because the Company has not completed a financing with gross proceeds of at least $1 million.

NOTE 7 – SENIOR UNSECURED NOTE PAYABLE:

On July 30, 2018, the Company entered into a binding loan agreement and promissory note with William Matlack (the “Lender”). Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. Amounts drawn under the loan agreement will be used for exploration expenditures, annual property holding costs, and working capital requirements of the Company.

Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable common share purchase Series E Warrants of the Company. The exercise price of the warrants is $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model using the assumptions noted in the following table:

Warrants Issued July 30, 2018
Expected volatility	132.4%
Stock price on date of loan	$0.09
Expected dividends	-
Expected term (in years)	1.5
Risk-free rate	2.66%
Expected forfeiture rate	0%

The relative fair value of the warrants was recorded as a discount of the note, with $7,332 amortized to interest expense in the fiscal year ended September 30, 2018.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 8 – ASSET RETIREMENT OBLIGATION:

The Company has established an asset retirement obligation (“ARO”) for its exploration program at the Lookout Mountain Project, which is a portion of the Eureka mineral property. The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in its permit to carry out the exploration program. Estimated reclamation costs at the Lookout Mountain Project were discounted using a credit-adjusted, risk-free interest rate of 5% from the time the Company expects to pay the retirement obligation to the time the Company incurred the obligation, which is estimated at 10 years.

The following table summarizes activity in the Company’s ARO liability for the years ended September 30, 2018 and 2017:

	2018	2017
Beginning balance	$152,940	$145,656
Accretion expense	7,648	7,284
Ending balance	$160,588	$152,940

NOTE 9 – INCOME TAXES:

At September 30, 2018 and 2017, the Company had tax provisions of $nil and $68,985, relating to unrecognized gains on securities held for sale, respectively. At September 30, 2018 and 2017, the Company had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes. As the Company’s management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2018 and 2017.

The components of the Company’s deferred taxes at September 30, 2018 and 2017 are as follows:

Timberline Resources Corp.	2018	2017
Net deferred tax assets:
Exploration costs	$218,000	$684,000
Investments in subsidiaries	184,000	282,000
Share-based compensation	1,451,000	2,181,000
Alternative minimum tax credit carryforwards	2,000	2,000
Foreign income tax credit carryforwards	697,000	697,000
Federal and state net operating loss carryforwards	10,579,000	15,097,000
Foreign net operating loss carryforwards	1,736,000	1,736,000
Total deferred tax asset	14,867,000	20,679,000
Valuation allowance	(14,867,000)	(20,679,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(2,282,000)	$(3,807,000)
Exploration costs	810,000	1,709,000
Federal and state net operating loss carryforwards	3,302,000	5,091,000
Total deferred tax asset	1,830,000	2,993,000
Valuation allowance	(1,830,000)	(2,993,000)
Net deferred tax asset	$-	$-

The federal income taxes of the Company’s wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s Canadian subsidiary, Staccato Gold Resources Ltd.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act"), resulting in significant modifications to existing law. The Company did not incur any income tax benefit or provision for the year ended September 30, 2018, as a result of the changes to tax laws and tax rates under the Act. The Company’s total net deferred tax asset was reduced by approximately $7.5 million during the year ended September 30, 2018, which consisted primarily of the remeasurement of federal deferred tax assets and liabilities from 35% to 21%.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 9 – INCOME TAXES (continued):

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax loss for the following reasons:

	2018	2017

Net Loss	$(5,058,000)	$(1,577,000)
Statutory Federal income tax rate	24.5%	35%

Expected income tax benefit based on statutory rate	(1,239,000)	(552,000)
Effect of state taxes	(47,000)	(15,000)
Effect of tax rate changes	8,237,000	-
Non-recognition due to increase in valuation allowance	(6,976,000)	591,000
Other	25,000	45,000
Income tax provision	$-	$69,000

At September 30, 2018, the Company had federal net operating loss carryforwards of approximately $46.7 million which will expire in fiscal years ending September 30, 2020 through September 30, 2038. Approximately $15.7 million of state net operating loss carryforwards will expire in fiscal years ending September 30, 2019 through September 30, 2038.

BH Minerals has federal net operating loss carryforwards of $15,723,000 which will expire in fiscal years ending September 30, 2031 through September 30, 2038.

At September 30, 2018, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

At September 30, 2018, the Company has $697,000 of foreign tax credit carryforwards that will expire September 30, 2020.

The Company has not identified any unrecognized tax benefits. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. Fiscal years 2015 through 2018 remain subject to examination by state and federal tax authorities. The Company has reviewed its tax returns and believes the Company has not taken any unsubstantiated tax positions.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation. Due to the changes in ownership in 2004 and 2008, the Company will be restricted in the future use of net operating losses generated before the ownership change.

NOTE 10 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

On May 8, 2018, the Company closed a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for gross proceeds of $600,000 (the "May 2018 Offering"). Each Unit in the May 2018 Offering consisted of one share of common stock of the Company and one common share purchase Class D Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of April 30, 2021.

On December 21, 2017, the Company closed a private placement offering of 2,880,867 Units of the Company at a price of $0.30 per Unit for gross proceeds of $864,260 (the "December 2017 Offering"). Each Unit in the December 2017 Offering consisted of one share of common stock of the Company and one common share purchase Class C Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.45 per share until the warrant expiration date of October 31, 2022.

In the aggregate for these two private placements, the Company sold a total of 10,380,867 Units at prices of $0.30 per unit (for 2,880,867 units) and $0.08 per unit (for 7,500,000 units) for gross proceeds of $1,464,260 and net cash proceeds of $1,421,767, after offering costs of $42,293.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 10 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

During the year ended September 30, 2017, the Company closed three tranches of a private placement offering of Units of the Company at a price of $0.25 per Unit. Each Unit consisted of one share of common stock of the Company and one common share purchase Class B Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.40 per share until January 31, 2020. In the aggregate of the three tranches, accredited investors subscribed for 8,000,000 Units on a private placement basis at a price of $0.25 per unit for total gross proceeds of $2,000,000 and net proceeds of $1,957,475. Two executive officers participated in the private placement, purchasing, in the aggregate, 105,000 units for proceeds of $26,250.

Warrants

During the fiscal year ended September 30, 2018, 10,380,867 warrants were issued pursuant to two separate private placement offerings. In addition, 3,265,500 warrants were issued pursuant to a senior unsecured debt financing (See Note 7), and 5,000,000 warrants were issued pursuant to the purchase of mineral properties (See Note 4). No warrants expired during the fiscal years ended September 30, 2018 or 2017.

There were 36,606,373 and 17,960,006 warrants outstanding as of September 30, 2018 and 2017, respectively.

The following is a summary of warrants as of September 30, 2018:

	Shares	Exercise Price ($)	Expiration Date
Class A Warrants: (Issued for Private Placement)
Warrants issued May 31, 2016	10,000,006	0.25	May 31, 2019
Exercised during year ended September 30, 2017	(40,000)
Outstanding and exercisable at September 30, 2017	9,960,006
Outstanding and exercisable at September 30, 2018	9,960,006
Class B Warrants: (Issued for Private Placement)
Warrants issued January 17, 2017	8,000,000	0.40	January 31, 2020
Outstanding and exercisable at September 30, 2017	8,000,000
Outstanding and exercisable at September 30, 2018	8,000,000
Class C Warrants: (Issued for Private Placement)
Warrants issued November and December 2017	2,880,867	0.45	October 31, 2022
Outstanding and exercisable at September 30, 2018	2,880,867
Class D Warrants: (Issued for Private Placement)
Warrants issued May 8, 2018	7,500,000	0.14	April 30, 2021
Outstanding and exercisable at September 30, 2018	7,500,000
Class D-2 Warrants: (Issued for Mineral Property Purchase)
Warrants issued May 23, 2018	5,000,000	0.24	May 23, 2021
Outstanding and exercisable at September 30, 2018	5,000,000
Class E Warrants: (Issued for Unsecured Senior Note)
Warrants Issued July 30, 2018	3,265,500	0.09	February 1, 2020
Outstanding and exercisable at September 30, 2018	3,265,500
Weighted average exercise of warrants outstanding and weighted average exercise price at September 30, 2018	36,606,373	0.26

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There is no preferred stock issued as of September 30, 2018.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 10 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Stock Issued for Mineral Rights, Property and Equipment

In connection with the purchase of mineral property joint ventures from AGEI on May 23, 2018 described in Note 4, the Company issued 10,000,000 common shares at a value of $0.806 per share, the closing price of the Company’s shares on the previous trading day, or $806,000, and 5,000,000 Class D-2 Warrants. The warrants have a 3-year life, and are exercisable at $0.24 per share. The fair value of the warrants issued in connection with the purchase of mineral rights was estimated at $240,000 on the date of issuance with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Warrants Issued May 23, 2018
Expected volatility	130.70%
Stock price on date of grant	$0.08
Expected dividends	-
Expected term (in years)	3
Risk-free rate	2.67%
Expected forfeiture rate	0%

During the year ended September 30, 2017, pursuant to an amended property option agreement on its Talapoosa property (Note 3), the Company issued 1,000,000 restricted common shares with a value of $480,000 based upon the closing price of its shares of common stock on March 31, 2017, the due date for the issuance of the shares pursuant to the terms of the property option agreement.

 NOTE 11 – STOCK-BASED AWARDS:

During the year ended September 30, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan. This plan replaced the Company’s 2005 Equity Incentive Plan, as amended. The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2015 Stock and Incentive Plan is 4 million shares of the Company’s common stock. Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

The 2005 Equity Incentive Plan, as amended, terminated on May 28, 2015 and no stock or option awards may be granted under this plan after it was terminated. At September 30, 2018, 233,334 stock options remain outstanding, at a weighted average exercise price of $0.56 and a weighted average term of 1.4 years, that may be exercised under the 2005 Equity Incentive Plan, as amended.

During the year ended September 30, 2017, 250,000 stock options were granted to a consultant by the Company’s Board of Directors. These options vested 25% each quarter beginning on March 15, 2017. As of September 30, 2017, 75% of these options had vested, and the remaining 25% (62,500 options) vested on December 15, 2017, resulting in $15,000 expense being recognized for this consultant during the year ended September 30, 2018.

The fair value of the option awards granted during the year ended September 30, 2017 that vested in 2018 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options Granted During Fiscal Year Ended
September 30, 2017
Expected volatility	128.2%
Stock price on date of grant	$0.33
Expected dividends	-
Expected term (in years)	3
Risk-free rate	1.68%
Expected forfeiture rate	0%

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 11 – STOCK-BASED AWARDS, (continued):

During the fiscal year ended September 30, 2018, 300,000 stock options with an exercise price of $0.10 and a five-year term where granted to new directors. All of the awarded stock options vested immediately. The fair value of all of the options that were granted and vested during the fiscal year ended September 30, 2018 was $24,000 ($0.08 per option). The Company also granted 1,600,000 stock options with an average weighted exercise price of $0.16 and a five-year term to employees and directors. All of the awarded stock options vested immediately. The fair value of these options was $192,000.

The values of the options granted during the fiscal year ended September 30, 2018 was estimated on the date of grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options Granted During Fiscal Year Ended
September 30, 2018
Expected volatility	121.6% - 134.8%
Stock price on date of grant	$0.10 - $0.17
Expected dividends	-
Expected term (in years)	3
Risk-free rate	2.33% - 2.69%
Expected forfeiture rate	0%

Total compensation expense recognized for option awards was $231,000 and $45,000 for the years ended September 30, 2018 and 2017, respectively. The cost of options granted to employees is recorded as salaries and benefits, and the cost of options granted to directors and consultants is recorded as other general and administrative expenses. The total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Fiscal year ended September 30,
	2018	2017
Salaries and benefits	$120,000	$-
Other general and administrative expenses	111,000	45,000
Total	$231,000	$45,000

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan and the 2015 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2016	2,055,419	$0.56
Granted	250,000	0.33
Expired	(72,085)	(4.45)
Outstanding at September 30, 2017	2,233,334	0.41
Granted	1,900,000	0.16
Expired	(853,334)	(0.43)
Outstanding and exercisable at September 30, 2018	3,280,000	$0.26

Weighted average fair value of options granted during the fiscal year ended September 30, 2018		$0.11

Average remaining contractual term of options outstanding and exercisable at September 30, 2018 (years)		3.53
Intrinsic value of options outstanding and exercisable at September 30, 2018		$0.00

Options forfeited or expired are returned to the option pool and are available for grant. The Company considers forfeitures in connection with its estimate of expected option term.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

In addition to the commitment relating to the Company’s purchase of joint venture interests from AGEI (see Note 4), it has the following commitments and contingencies:

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total approximately $255,500 per year in the future, or which $105,778 is for the two joint venture mineral property interests (See Note 4).

Real Estate Lease Commitments

As of September 30, 2018, the Company has real estate lease commitments for certain mineral properties totaling $82,000. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

Commitments for mineral exploration and real estate lease expense is included in the following line items in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended September 30,
	2018	2017
Mineral exploration expenses	$337,500	$51,600
Other general and administrative expenses	42,000	42,000
Total	$379,500	$93,600

As described in Note 4, the Company is required to issue an additional 5,000,000 warrants to AGEI if the Company meets its 2018 work commitment of $500,000 by December 31, 2018. As of the date of this report, meeting the work commitment is likely.

NOTE 13 – SUBSEQUENT EVENTS:

On November 9, 2018, the Company closed the sale of the first tranche of a private placement offering of Units of the Company at a price of $0.08 per Unit. Each Unit consists of one share of common stock of the Company and one common share purchase Series F Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until October 29, 2021. In this first tranche of the Offering, accredited investors subscribed for 6,291,479 Units of the private placement at a price of $0.08 per unit for total proceeds of $503,318.

On December 12, 2018, the Company closed the sale of the second and final tranche of the oversubscribed private placement. In this second tranche of the Offering, accredited investors subscribed for 1,208,521 Units of the private placement at a price of $0.08 per unit for total proceeds of $96,682.

On December 1, 2018, the shareholders of the Company approved the Company’s 2018 Stock and Incentive Plan. The terms of the 2018 Plan are largely unchanged from previous plans, except that 8,000,000 new incentive shares were approved, and option and share issuances under prior plans were terminated.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2018, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2018, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer who has been serving as the Company’s CFO for over 10 years. He is well qualified and experienced to be able to address accounting, financial, reporting, and other administrative obligations and responsibilities. The CFO served through the entire year, with the exception of the final month. Upon his resignation, the Company engaged a new CFO who is well-versed in internal control environments, having implemented, documented and tested multiple control environments over the 14 years and has served as a CFO in publicly-traded companies for 18 years.  The offices of Principal Executive Officer and Principal Financial Officer have remained separate. The Company has only two employees, and management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of December 20, 2018.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Steven Osterberg(1)	President & Chief Executive Officer and Director	President & Chief Executive Officer and Director	February 1, 2012	58
Randal Hardy(2)	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Principal Financial Officer	September 8, 2016, resigned August 27, 2018	58
Ted R. Sharp(3)	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Founder and Owner of Sharp Executive Associates, Inc.	September 10, 2018	62
Leigh Freeman(4)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	70
Paul Dircksen(4)	Director	Director	September 22, 2006	73
Steven Gilbertson(4)	Director	Director, Natural Resources Industry Consultant	Appointed July 18, 2018, resigned November 13, 2018	47
Donald McDowell	Director	President of Americas Gold Exploration Inc.	Appointed June 21, 2018	60
David C. Mathewson(4)	Director	Geologist, Vice-President and Head of Exploration at U.S. Gold Corp	Appointed June 21, 2018	74
Paul Zink(4)	Director	Chief Financial Officer, Pure Energy Minerals Ltd.	Appointed July 6, 2016, resigned June 21, 2018	63

(1) Mr. Osterberg was appointed President and Chief Executive Officer on January 19, 2016.

(2) Mr. Hardy was re-appointed Chief Financial Officer on September 8, 2016, and resigned on August 27, 2018.

(3) Mr. Sharp was appointed Chief Financial Officer on September 10, 2018.

(4) “Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.

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

For the following reasons the Board concluded that Mr. Freeman should serve as a director and Chairman of the Board of Directors of the Company, in light of its business and structure. Mr. Freeman’s technical and management experience in mining and mineral exploration enables him to provide operating and management insight to the Board. Further, his training and experience as a geological engineer allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

Paul Dircksen – Director

Mr. Dircksen has over 35 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies. He has been a director since January 2006 and was our Vice President of Business Development and Technical Services from January 1, 2015 through December 2016. Mr. Dircksen was our Vice President of Exploration from May 2006 to January 2012, our Executive Chairman from September 2009 to August 2014. He was our President and Chief Executive Officer from March 2011 to December 2014. Working in the United States and internationally, he has a strong technical background, serving as a team member on approximately nine gold discoveries, seven of which later became operating mines. From January 2005 to May 2006 he was self-employed as a consulting geologist until joining Timberline Resources. Mr. Dircksen was the president of Brett Resources from January 2004 to December 2004, and prior to that, from January 2003 to December 2003, he was President of Bravo Venture Group, a junior exploration company. During 2002, he was self-employed as an independent mineral geologist. Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp. He holds an M.S. in Geology from the Mackay School of Mines at the University of Nevada. Mr. Dircksen currently serves as a director of Avrupa Minerals.

For the following reasons the Board concluded that Mr. Dircksen should serve as a director of the Company, in light of its business and structure. Mr. Dircksen’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director. Further, his training and experience as a geologist allow him to bring technical expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

Steven Gilbertson

Mr. Gilbertson has over 20 years of finance and engineering experience. In June 2017 he founded Clayton East Advisors, a Denver-based advisory and consulting firm focused on natural resources and industrial companies. Prior to this from late 2014 to mid-2017, Mr. Gilbertson was a Managing Director in the energy investment banking group at D.A. Davidson & Co. In this role he provided public and private companies with capital raising and advisory services. From mid-2007 through late 2014, he held a variety of roles of increasing seniority in the investment banking group of Oppenheimer & Co. From 2004 to 2007, Steven held roles in the investment banking group of WR Hambrecht + Co. Preceding these roles in 2003 and 2004, Steven was a Manager in Johnson & Johnson’s Pharmaceutical Group Strategic Marketing division. Steven earned his BSE degree in chemical engineering from Princeton University and holds an MBA in finance from Columbia Business School.

On November 13, 2018, Mr. Gilbertson resigned from the Board of Directors of the Registrant effective immediately. Mr. Gilbertson’s resignation was not the result of any disputes with the Company or its management on any matter related to its operations, policies or practices.

Donald McDowell

Mr. Donald McDowell has served as the founding President of Americas Gold Exploration Inc. since October 2008. He was the President of Great American Minerals Inc. from January 2000 to October 2008. Mr. McDowell is a mineral exploration executive with over 25 years of business, mineral exploration, and development experience with a specific focus on the Great Basin in Nevada. Mr. McDowell’s experience includes 17 years with major corporations including Nippon Mining of Japan, Santa Fe Pacific Gold and Kennecott Exploration, where he was involved in exploration, resource/reserve evaluations and mine development. He has also been Director of Great American Minerals Inc. since April 2003. From 1997 to 1999, he was a co-founding officer and Director of Golden Phoenix Minerals, Inc., a publicly held natural resources company. Mr. McDowell is a registered professional land surveyor in the state of California.

For the following reasons the Board concluded that Mr. McDowell should serve as a director of the Company, in light of its business and structure. Mr. McDowell’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director. Further, his experience with other exploration companies allow him to bring a wide range of senior expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

David C. Mathewson

Mr. Dave Mathewson is a geologist-explorer with over 50 years of exploration experience, primarily focused in Nevada. Since June 2016, he has been Vice-President and Head of Exploration at U.S. Gold Corp. He is also self-employed since 2001 as owner and geologist at Nevada Gold Ventures, LLC. Mr. Mathewson was head of Newmont Nevada's exploration team from 1989 through 2001, making discoveries including Tess, Northwest Rain, Saddle and South Emigrant in the Rain mining district of Nevada, as well as important deposit extension discoveries at Newmont's Gold Quarry and Mike deposits. Mr. Mathewson was a founder, Director, and Vice President of Exploration from 2009 to 2014 at Gold Standard Ventures. He earned his MSc degree in geology from the University of Idaho and completed PhD studies at New Mexico Institute of Mining and Technology.

For the following reasons the Board concluded that Mr. Mathewson should serve as a director of the Company, in light of its business and structure. Mr. McDowell’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director. Further, his experience as a geologist with other exploration and mining companies in the State of Nevada allow him to bring technical expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

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

On June 21, 2018, Mr. Paul Zink resigned from the Board of Directors of the Registrant effective immediately. Mr. Zink’s resignation was not the result of any disputes with the Company or its management on any matter related to its operations, policies or practices.

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

For the following reasons the Board concluded that Mr. Osterberg should serve as a director of the Company, in light of its business and structure. Mr. Osterberg has extensive knowledge of the Company’s properties having served and continuing to serve as the Company’s Vice-President, Exploration. Further, Mr. Osterberg’s degree and qualifications in geology provided expertise to the Board regarding the Company’s exploration potential. These skills were determined by the Board to be valuable to the Board at the time the Board appointed Mr. Osterberg to the Board, as the Company’s primary assets are exploration stage properties.

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

Mr. Hardy resigned his position of Chief Financial officer on August 27, 2018. Mr. Hardy’s resignation was not the result of any disputes with the Company or its management on any matter related to its operations, policies or practices.

Ted R. Sharp, CPA – Chief Financial Officer

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective September 10, 2018. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since March 2006 to the present, he serves as Chief Financial Officer of Goldrich Mining Company. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. From July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

One of our directors, Paul Zink, was a director of Atna Resources Ltd. (“Atna”) from April 2011 until May 2016. Atna and subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court in Colorado in October 2015 and filed an associated action in Canada. Mr. Zink is no longer a director of Atna, and Atna was liquidated in the bankruptcy. Mr. Zink resigned from our Board on June 21, 2018, unrelated to the bankruptcy filing.

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Paul Zink (Chairman), who was replaced by Steven Gilbertson when Mr. Zink resigned and Mr. Gilbertson was appointed, and Leigh Freeman. Mr. Freeman, Paul Zink and Steven Gilbertson each satisfy the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide.  David Mathewson was appointed to the Audit Committee when Mr. Gilbertson resigned from the Board on November 13, 2018. At December 20, 2018, Mr. Freeman and Mr. Mathewson are the only members of the Audit Committee.

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

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

•

Compliance with applicable governmental laws, rules and regulations; and

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814. We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2018, or during the subsequent period from October 1, 2018 through the date of this Form 10-K.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2018, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2018 of those persons who were, at September 30, 2018 (i) the Chief Executive Officer (Steven Osterberg), (ii) the recently-resigned Chief Financial Officer (Randal Hardy), (iii) the newly appointed Chief Financial Officer (Ted R. Sharp) and (iv) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(7) ($)	All Other Compensation ($)	Total ($)
Steven Osterberg, President, Chief Executive Officer(1)	2018	156,250	0	60,000(6)	11,538(3)	227,788
	2017	131,250	0	-	17,885(3)	149,135
Randal Hardy, Chief Financial Officer(2)	2018	156,250	0	60,000(6)	20,192(3)	236,442
	2017	93,750	0	-	61,795(5)	155,545
Ted R. Sharp, Chief Financial Officer(4)	2018	-	-	-	-	-

(1)

Mr. Osterberg was appointed President & Chief Executive Officer on January 19, 2016.

(2)

Mr. Hardy served as a consultant to the Company in 2016 and was re-appointed as Chief Financial Officer on September 8, 2016. He resigned his position on August 27, 2018.

(3)

Payment for earned but unused vacation time.

(4)

Mr. Sharp was appointed CFO on September 10, 2018, and received no compensation prior to the close of fiscal year 2018.

(5)

 Payment for earned but unused vacation time, and consulting fees paid to Mr. Hardy while serving as a consultant to the Company.

(6)

Includes 500,000 stock option awards, with an exercise price of $0.12 per share, which vested immediately.

(7)

Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 11 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal year ended September 30, 2018.

Executive Compensation Agreements

Osterberg Employment Agreement

On August 28, 2015, Steven Osterberg, our Vice President of Exploration, and subsequently on January 19, 2016, appointed as our President and Chief Executive Officer, entered into an employment agreement (“Osterberg Agreement”) setting forth the material terms of his employment with the Company.

Pursuant to the terms of the terms of the Osterberg Agreement, we employed Mr. Osterberg as a full-time executive employee as the Vice President of Exploration and report to the Chief Executive Officer. In consideration for rendering such services, Mr. Osterberg is compensated with an annual salary of not less than $150,000. We also pay for (or reimburse Mr. Osterberg the cost of) health, dental and vision insurance for Mr. Osterberg and his eligible family members. The Osterberg Agreement provides for the reimbursement of all reasonable business expenses of Mr. Osterberg.

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

The Osterberg Agreement provides that Mr. Osterberg may be terminated (i) without “Cause” upon 90 days written notice or (ii) with “Cause” immediately upon written notice, and Mr. Osterberg may resign (i) for “Good Reason” immediately upon written notice and (ii) without “Good Reason” upon 30 days written notice. “Cause” and “Good Reason” are as defined in the Osterberg Agreement.

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

Hardy Employment Arrangements and Agreement

On August 27, 2018, Mr. Hardy resigned as Chief Financial Officer. The provisions of his employment agreement during 2018 are as follows:

On January 6, 2017, Timberline Resources Corporation (the “Company”) entered into an employment offer letter (the “Offer Letter”) with Mr. Hardy, effective December 16, 2016, regarding the terms and compensation of Mr. Hardy’s employment as Chief Financial Officer of the Company. Pursuant to the terms of the Offer Letter, Mr. Hardy became an employee of the Company on December 16, 2016 with a deemed employment start date of August 27, 2007, due to Mr. Hardy’s continual role with the Company as a former employee and consultant. During the term of his employment, Mr. Hardy served as Chief Financial Officer and Corporate Secretary of the Company. Mr. Hardy received an annual salary of $150,000, accrue six weeks of paid vacation annually, and, in accordance with normal practices of the Company, was eligible to participate in the Company’s health and group life insurance plans, retirement plans, stock option and incentive plans, incentive and performance award programs, performance bonuses, salary increases, etc., at the discretion of the Company’s management and Board of Directors.

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

Pursuant to the terms of the Hardy Agreement, we employed Mr. Hardy as Chief Financial Officer of the Company, reporting to the Chief Executive Officer of the Company. In consideration for rendering such services, Mr. Hardy was to be compensated with an annual salary of not less than $175,000, less required and authorized deductions and withholdings, payable in semi-monthly payments consistent with the Company’s normal payroll practices. We also paid for (or reimburse Mr. Hardy the cost of) health, dental and vision insurance for Mr. Hardy and his eligible family members. The Hardy Agreement provided for the reimbursement of all reasonable business expenses of Mr. Hardy.

Upon resignation, by action of the Board of Directors, Mr. Hardy’s stock options did not expire, but are exercisable by him under the terms of the stock option plans.

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

Sharp Consulting Arrangements and Agreement

On September 10, 2018, we entered into an Engagement Letter with Ted R. Sharp, CPA and his firm Sharp Executive Associates, Inc. (together, “Sharp”) to provide Chief Financial Officer services to the Company. The Engagement Letter outlines the general scope of services, to include the specific functions of CFO of a publicly-traded company and general functions of a person acting as a financial executive.

Sharp’s fees for services are based upon time expended, and will be billed at the firm’s normal billing rates. Any direct costs incurred by Sharp are billed separately, plus any out-of-pocket travel and other expenses. The billing rates are as follows:

Sharp Staff	Normal Billing Rate
Clerical	$35 per hour
Senior Accountant	$80 per hour
Supervisor/Manager	$120 per hour
Owner/Member	$150 per hour

Sharp anticipates the work being performed personally by Ted R. Sharp, CPA, Owner/Member, for which a resume had been provided prior to this engagement letter. If and when an opportunity presents itself to assign less-complicated or clerical tasks, and thereby save Timberline fees, Sharp will make every effort to assign tasks or portions of the project to appropriately qualified persons at lower billing rates.

Ted R. Sharp was designated as the Chief Financial Officer of Timberline and will sign all SEC documents, filings and communications as such. In relation to appointment as CFO, Mr. Sharp will be issued stock or options for stock commensurate with the appointment of other executive officers of Timberline. Mr. Sharp and his firm will be included in the Director & Officer coverage under Timberline’s insurance plans.

Sharp has agreed to keep confidential the financial, statistical, and personnel data of Timberline and any other information that is clearly designated in writing as confidential by Timberline. Sharp will instruct its personnel to keep such information confidential by using the same discretion that they would use with similar data that Sharp designates as confidential. If requested by Timberline, Sharp will return all confidential data of Timberline upon termination of this engagement.

The Engagement Letter may be terminated at any time upon 30-days’ notice by either party. There is no penalty or fee for termination other than payment of time and expenses expended through the date of final termination. The termination may be immediate by either party as a result of illegal acts, breach of contract, or other reasonable cause by the other party.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2018. No stock appreciation rights were awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date
Steven Osterberg	40,000 250,000 500,000	$0.48 $0.40 $0.17	12/17/2019 7/6/2021 2/2/2023
Randal Hardy	50,000 50,000 500,000	$0.48 $0.40 $0.17	12/17/2019 7/6/2021 2/2/2023
Ted R. Sharp	0	-	-

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2018. Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	24,000(2)	0	0	0	24,000
Paul Dircksen	0	0	24,000(2)	0	0	8,209(1)	32,209
Paul Zink	0	0	24,000(2)	0	0	0	24,000
Donald McDowell	0	0	8,000(3)	0	0	0	8,000
David Mathewson	0	0	8,000(3)	0	0	0	8,000
Steven Gilbertson	0	0	8,000(3)	0	0	0	8,000

(3)

Health care premium reimbursements per Mr. Dircksen’s employment letter prior to his retirement.

(2)

Includes 200,000 option shares exercisable at $0.17 per share.

(3)

Includes 100,000 option shares exercisable at $0.10 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of September 30, 2018, regarding the ownership of our common stock by:

•

each named executive officer, each director and all of our directors and executive officers as a group; and

•

each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 53,527,819 shares of common stock outstanding as of September 30, 2018. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following September 30, 2018 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066/560,066	1.16%
Common Stock	Steve Osterberg (b)(2) President & Chief Executive Officer, Director	459,160/1,246,667	3.11%
Common Stock	Randal Hardy (b)(c)(3) Former Chief Financial Officer	455,602/765,000	2.25%
Common Stock	Donald McDowell (a)(4) Director	150,100/100,000	*
Common Stock	Paul Dircksen(a)(5) Director	394,228/445,000	1.55%
Common Stock	Dave Mathewson (a)(6) Director	625,000/725,000	2.49%
Common Stock	Steven Gilbertson (a)(d)(7) Director	-/100,000	*
Common Stock	Ted R. Sharp (c) Director	-/100,000	*

Common Stock	Total Directors and Executive Officers as a group (7 persons)	2,149,156/3,941,733	10.60%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**

Common Stock	Americas Gold Exploration, Inc. 2131 Stone Hill Circle Reno, NV 89519	10,000,000/5,000,000(8)	25.63%
Common Stock	William Matlack 2131 Stone Hill Circle Reno, NV 89519	2,126,200/5,290,500(9)	12.61%
Common Stock	American Gold Capital US Inc. c/o Gunpoint Exploration Ltd. Suite 201, 1512 Yew Street Vancouver, BC V6K 3E4 Canada	3,000,000/-	5.60%

Common Stock	Palisade Global Investments New Horizon Building, Ground Fl. 3 ½ Miles Philip S.W. Goldson Hwy Belize City, Belize	1,666,667/1,666,667(10)	6.04%
Common Stock	Eric Muschinski 221 W. Jefferson Avenue Miami Beach, FL 33139	1,741,667/1,741,667(11)	6.30%
Common Stock	Nicholas Stuart Bryant The Manor House South Warnborough Hook, Hampshire RG29 1RR United Kingdom	2,450,000/2,450,000(12)	8.75%

* less than 1%.

** The percentages listed for each shareholder are based on 57,527,819 shares outstanding as of September 30, 2018 and assume the exercise by that shareholder only of his entire option or warrant, exercisable within 60 days of September 30, 2018.

(a) Director only

(b) Officer and Director

(c) Mr. Hardy resigned as Chief Financial Officer on August 27, 2018, and Mr. Sharp was appointed Chief Financial Officer on September 10, 2018

(d) Mr. Gilbertson resigned as Director on November 13, 2018

(1) A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  A vested option to purchase 200,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023.  This stockholder acquired units on June 30, 2016 which included 65,066 shares of common stock and 65,066 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.

(2)  A vested option to purchase 40,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  A vested option to purchase 500,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023.  This stockholder acquired units on June 30, 2016 which included 266,667 shares of common stock and 266,667 warrants to acquire one share of common stock with an exercise price of $0.25 and an expiration date of May 31, 2019.  This stockholder acquired units on April 12, 2017 which included 65,000 shares of common stock and 65,000 warrants to acquire one share of common stock with an exercise price of $0.40 and an expiration date of January 31, 2020.  This stockholder acquired units on May 4, 2018 which included 125,000 shares of common stock and 125,000 warrants to acquire one share of common stock with an exercise price of $0.08 and an expiration date of April 30, 2021.

(3)  A vested option to purchase 50,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 50,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.  A vested option to purchase 500,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023.  This stockholder acquired units on April 12, 2017 which included 40,000 shares of common stock and 40,000 warrants to acquire one share of common stock with an exercise price of $0.40 and an expiration date of January 31, 2020.  This stockholder acquired units on May 4, 2018 which included 125,000 shares of common stock and 125,000 warrants to acquire one share of common stock with an exercise price of $0.08 and an expiration date of April 30, 2021.

(4)  A vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023.

(5)  A vested option to purchase 45,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019.  A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021.   A vested option to purchase 200,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023.

(6)  A vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023.

(7)  A vested option to purchase 100,000 shares was granted to this stockholder on July 18, 2018 with an exercise price of $0.10 per share and an expiration date of July 18, 2023.

(8)  Includes 5,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.24 per share that expire on August 14, 2021.  Donald McDowell, a director of the Company, is the principal holder of shares of this entity, owning approximately 75% of the voting securities.

(9)  Includes 2,025,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on April 30, 2021, and 3,265,500 shares acquirable upon exercise of warrants exercisable at a price of $0.09 per share that expire on February 1, 2021.

(10) Includes 1,666,667 shares acquirable upon exercise of warrants exercisable at a price of $0.45 per share that expire on October 31, 2022.

(11) Includes 866,667 shares acquirable upon exercise of warrants exercisable at a price of $0.25 per share that expire on May 31, 2019 and 500,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per share that expire on January 31, 2020 and 375,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on April 30, 2021.

(12) Includes 500,000 shares acquirable upon exercise of warrants exercisable at a price of $0.25 per share that expire on May 31, 2019 and 700,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per share that expire on January 31, 2020 and 1,250,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on April 30, 2021.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table and the footnotes thereto. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.

Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

The Company is not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2018, except as noted below.

In connection with the definitive agreement dated May 23, 2018, with AGEI for the purchase of our interests in two mineral properties, we paid $100,000, issued 10,000,000 shares of our common stock and issued 5,000,000 Series D-2 warrants to AGEI, for total consideration of $1,146,000. This transaction results in AGEI owning greater than 25% of the Company if all warrants were exercised. The agreement also requires us to issue an additional 5,000,000 warrants at December 31, 2018, if and when we complete the required 2018 work commitment by that date.

Also in connection with the definitive agreement with AGEI, Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to the Company’s Board of Directors on June 21, 2018. Mr. McDowell is the majority owner of AGEI and is the beneficial owner of the majority of the consideration for the Transaction. In connection with the appointments to the Board, we granted each 100,000 stock options to acquire shares of our common stock. The options were valued at $16,000 based upon the closing price of our shares of common stock on the date the options were granted.

On May 8, 2018, two executive officers, Steve Osterberg and Randy Hardy, participated in a private placement offering of Units of the Company, purchasing, in the aggregate, 250,000 units for proceeds of $20,000. Additionally, subsequent to the closing of the offerings, one participating investor, Dave Mathewson was appointed to the Company’s Board of Directors. He had purchased 625,000 Units for proceeds of $50,000. The participation of our executive officers and Mr. Mathewson was done at the same terms as the other investors in the offering.

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

Director Independence

We have six directors as of December 20, 2018, including three independent directors, as follows:

•

Leigh Freeman

•

Paul Dircksen

•

David Mathewson

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2018.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2018.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2018 and 2017, respectively:

	Years Ended September 30,
	2018	2017
Audit Fees	$40,801	$37,037
Audit Related Fees	-	-
Tax Fees	8,050	7,421
All Other Fees	910	-
Total	$49,761	$44,458

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the

Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2018 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.

Report of Independent Registered Public Accounting Firm dated December 26, 2018.

2.

Consolidated Balance Sheets—At September 30, 2018 and 2017.

3.

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2018 and 2017.

4.

Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2018 and 2017.

5.

Consolidated Statements of Cash Flows—Years ended September 30, 2018 and 2017.

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

10.25*	Kiran Patankar Employment Agreement dated August 28, 2015
10.26*	Randal Hardy Employment Agreement dated September 2, 2015
10.27*	Randal Hardy Letter Agreement dated September 2, 2015
10.28*	Steven Osterberg Employment Agreement dated September 2, 2015
10.29*	Paul Dircksen Letter Agreement dated September 22, 2015
10.30*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.31	Randal Hardy Consulting Agreement dated January 21, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 16, 2016
10.32	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.33	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.34	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2016
10.35	Creditor Agreement dated September 12, 2017
10.36	Sharp Executive Associates, Inc. (Ted R. Sharp) CFO Engagement Letter dated September 10, 2018
21	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:     /s/ Steven A. Osterberg

Steven A. Osterberg, President, Chief Executive Officer, Principal Executive Officer

Date:  December 26, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date:  December 26, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:

December 26, 2018

           /s/ Leigh Freeman

Leigh Freeman, Chairman of the Board of Directors

Date:

December 26, 2018

           /s/ Steven A. Osterberg

Steven A. Osterberg, Director, President and Chief Executive Officer

Date:

December 26, 2018

          /s/ Paul Dircksen

Paul Dircksen, Director

Date:

December 26, 2018

          /s/ Donald McDowell

Paul Zink, Director

Date:

December 26, 2018

            /s/ David Mathewson

Placeholder, Director

Date:

December 26, 2018

           /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer