Form 10-Q
period 2018-12-31
Timberline Resources Corp
filed 2019-02-19
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Number of shares of issuer’s common stock outstanding at February 11, 2019: 61,027,819

INDEX

Page

PART I — FINANCIAL INFORMATION3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK24

ITEM 4. CONTROLS AND PROCEDURES24

PART II — OTHER INFORMATION26

ITEM 1. LEGAL PROCEEDINGS.26

ITEM 1A. RISK FACTORS26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.26

ITEM 4.  MINE SAFETY DISCLOSURES26

ITEM 5.  OTHER INFORMATION26

ITEM 6. EXHIBITS.26

SIGNATURES28

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets4

Consolidated statements of operations5

Consolidated statements of cash flows6

Notes to consolidated financial statements7 - 14

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	December 31, 2018	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$185,688	$110,736
Prepaid expenses and other current assets	93,033	44,782
TOTAL CURRENT ASSETS	278,721	155,518

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	15,094,823	14,926,417

OTHER ASSETS:
Reclamation bonds	307,286	307,286
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	312,986	312,986

TOTAL ASSETS	$15,686,530	$15,394,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,812	$110,134
Accrued expenses	110,193	42,166
Accrued payroll, benefits and taxes	13,846	32,295
TOTAL CURRENT LIABILITIES	222,851	184,595

LONG-TERM LIABILITIES:
Asset retirement obligation	162,523	160,588
Payment obligation	198,806	198,806
Senior unsecured note payable – net of discount	216,503	196,432
TOTAL LONG-TERM LIABILITIES	577,832	555,826

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 61,027,819 and 53,527,819 shares issued and outstanding, respectively	61,028	53,528
Additional paid-in capital	73,970,930	73,197,430
Accumulated deficit	(59,146,111)	(58,596,458)
TOTAL STOCKHOLDERS' EQUITY	14,885,847	14,654,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,686,530	$15,394,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended
	December 31,
	2018	2017

OPERATING EXPENSES:
Mineral exploration	$271,525	$26,174
Salaries and benefits	43.318	83,254
Professional fees	92,792	72,546
Insurance expense	22,636	23,179
Other general and administrative	81,259	132,504
TOTAL OPERATING EXPENSES	511,530	337,657

LOSS FROM OPERATIONS	(511,530)	(337,657)

OTHER INCOME (EXPENSE):
Foreign exchange gain	956	33
Interest expense	(39,079)	(6,171)
Miscellaneous other income	-	14,633
TOTAL OTHER INCOME (EXPENSE)	(38,123)	8,495

LOSS BEFORE INCOME TAXES	(549,653)	(329,162)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(549,653)	$(329,162)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	60,791,369	34,580,622

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(549,653)	$(329,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	5,000	15,000
Accretion of asset retirement obligation	1,935	1,843
Accretion of debt discount	20,071	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48,251)	(231,446)
Accounts receivable	-	2,633
Accounts payable	(11,322)	(10,000)
Accrued expenses	68,027	4,278
Accrued payroll, benefits and taxes	(18,449)	(46,269)
Net cash used by operating activities	(532,642)	(593,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(18,000)	(25,500)
Proceeds from lease of property	25,594	-
Net cash provided (used) by investing activities	7,594	(25,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	600,000	821,767
Payment obligation	-	(30,043)
Net cash provided by financing activities	600,000	791,724

Net increase in cash and cash equivalents	74,952	173,101

CASH AT BEGINNING OF PERIOD	110,736	67,154

CASH AT END OF PERIOD	$185,688	$240,255

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Warrants issued for purchase of mineral properties	$176,000	$-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

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

Basis of Presentation - The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

a. Going Concern – The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States and Canada are significant obstacles to raising the required funds. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b. New Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the consolidated financial statements.

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

DECEMBER 31, 2018 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

c. Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd.; BH Minerals USA, Inc.; Wolfpack Gold (Nevada) Corp.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

d. Reclassifications - Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ deficit or cash flows.

e. Royalties – Royalty payments received on properties are offset to Property and mineral rights to the extent that basis in those properties in available to do so. When basis in not available, royalties are recognized as income on the Consolidated Statements of Operations. Royalties received during the quarter ended December 31, 2018 were offset to property basis.

f. Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

g. Property Holding Costs – Holding costs to maintain a property, excluding mineral lease payments, are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

h. Fair Value of Financial Instruments – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At December 31, 2018 and September 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

The carrying amounts of financial instruments, including loans payable, approximate fair value at December 31, 2018 and September 30, 2018.

i. Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

j. Reclamation Bonds – Bonds paid to assure reclamation of properties covered by exploration permits are capitalized in the period paid, reduced as refunds are received or expensed as they are applied to reclamation obligations.

k. Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, asset retirement obligations, and stock based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

l. Property and Equipment – Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from two to seven years. Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

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

n. Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP. This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain exploration project on its Eureka property (see Note 3).

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

p. Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the quarters ended December 31, 2018 and 2017, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

q. Stock-based Compensation – The Company estimates the fair value of its stock-based option compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The value of common stock awards is determined based upon the closing price of the Company’s stock on the grant date of the award. Compensation expense for grants that vest is recognized ratably over the vesting period. The fair value of stock unit or stock awards is determined by the closing price of the Company’s common stock on the date of the grant.

r. Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

The dilutive effect of convertible and outstanding securities as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Stock options	3,280,000	1,988,334
Warrants	49,106,373	20,840,873
Total potential dilution	52,389,373	22,829,207

At December 31, 2018 and 2017, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented

.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at December 31, 2018 and September 30, 2018, respectively:

	Expected Useful Lives (years)	December 31, 2018	September 30, 2018

Mineral rights – Eureka	-	$13,671,346	$13,678,940
Mineral rights – Elder Creek	-	1,322,000	1,146,000
Mineral rights – Other	-	50,000	50,000
Total mineral rights		15,043,346	14,874,940

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$15,094,823	$14,926,417

Depreciation expense for the quarters ended December 31, 2018 and 2017, was nil and nil, respectively.

During the year ended September 30, 2018, the Company’s management and Board of Directors determined that certain payments received by the Company from a party of interest in two of the Company’s leases beginning in August 2017, which had been held and not recorded or deposited pending an expected resolution of circumstances relating to two historic leases at the Company’s Eureka property, should be deposited. The payments had been received from a third party with whom the Company is in discussions to resolve matters that had been under negotiation since the Company acquired the Eureka property in 2010. The total amount of these payments received for the quarter ended December 31, 2018 was $25,594. Monthly payments in the amount of approximately $8,500 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved. These receipts are recorded as a reduction to property, mineral rights, and equipment.

Elder Creek property:

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT (continued):

The consideration for the Transaction consisted of ten million shares of the Company’s common stock, valued at $0.0806 per share, or $806,000, and five million non-transferrable Class D-2 share purchase warrants (the “Consideration Warrants”), with each warrant exercisable to acquire one share of the Company’s common stock for $0.24 for a period of three years. The warrants were valued at $240,000. On June 18, 2018, the Company entered into an amendment to the Definitive Agreement wherein the Company agreed, upon closing of the Transaction, to reimburse AGEI for the initial payment of $100,000 due under the Elder Creek agreement with McEwen Mining. During the fourth quarter of the 2018 fiscal year, the Company paid the $100,000. Total consideration given during the year ended September 30, 2018 for the Transaction was $1,146,000 in the form of cash, common stock and warrants.

In addition, the amendment to the Definitive Agreement required the Company to deliver to AGEI, subject to any required regulatory approval, an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the earlier of the following occurs: (i) the Company enters into an arrangement with a funding partner for the advancement of the Elder Creek Joint Venture, or (ii) the Company has met the 2018 work commitment of $500,000. The Company met the 2018 work commitment, and issued 5,000,000 Class G warrants, valued at $176,000 (See Note 7 for valuation assumptions).

NOTE 4 – RELATED-PARTY TRANSACTIONS:

In connection with the definitive agreement with AGEI for the purchase of two joint venture interests during the fiscal year ended September 30 2018, Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to the Company’s Board of Directors on June 21, 2018.  Mr. McDowell is the majority owner of AGEI and is the beneficial owner of the majority of the consideration for the Transaction. Therefore, he is the beneficial owner of the majority of the 5,000,000 Class G warrants issued to AGEI as described in Note 3 – Property, Mineral Rights and Equipment.

During the quarter ended December 31, 2018, the Board of Directors agreed to issue 100,000 stock options to acquire shares of common stock of the Company to Mr. Ted R. Sharp, the Company’s Chief Financial Officer, appointed to the position in September of 2018.  The options were valued at $5,000 based upon the closing price of the Company’s shares of common stock at December 31, 2018 (See Note 7 for valuation assumptions).

During the quarter ended December 31, 2018, two executive officers participated in a private placement offering of Units of the Company purchasing, in the aggregate, 1,062,500 units for proceeds of $85,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until April 30, 2021.  The participation of the executive officers of the Company was done at the same terms as the other investors in the private placement offering.  The Board of Directors approved the insiders’ participation in the private placement.

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed.

Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the prime rate (5% at September 30, 2018), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, payment obligation, or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid. The balance of the Payment Obligation was $198,806 at both December 31, 2018 and September 30, 2018.

During the quarter ended December 31, 2018, the Company made no payments to the Creditor. The obligation to commence monthly installment payments of $10,000 until the Payment Obligation is paid has not yet been triggered because the Company has not completed a financing with gross proceeds of at least $1 million. Subsequent to the end of the quarter, the Company paid $30,000 (5% of a $600,000 private placement) to the Creditor, which included $9,728 of interest.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 6 – SENIOR UNSECURED NOTE PAYABLE:

On July 30, 2018, the Company entered into a binding loan agreement and promissory note with William Matlack (the “Lender”). Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. Amounts drawn under the loan agreement were used for exploration expenditures, annual property holding costs, and working capital requirements of the Company.

Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable common share purchase Series F Warrants of the Company. The exercise price of the warrants is $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $20,071 amortized to interest expense in the quarter ended December 31, 2018. At December 31, 2018, the note payable was $216,503, net of the unamortized discount of $83,497.

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Common Shares - Private Placement

On October 18, 2018, and on December 3, 2018, the Company closed two tranches of a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for net proceeds of $600,000. Each Unit in the offering consisted of one share of common stock of the Company and one Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of October 29, 2021.

Warrants

During the quarter ended December 31, 2018, 12,500,000 warrants were issued, a total of 7,500,000 pursuant to the private placement offering, and another 5,000,000 warrants issued to AGEI under the terms of the Elder Creek purchase of mineral rights (See Note 3).

The fair value of the 5,000,000 warrants issued in connection with the purchase of mineral rights was estimated at $176,000 on the date of issuance with a Black-Scholes option-pricing model. The assumptions used to calculate fair values are noted in the following table:

Warrants Issued During the Quarter Ended December 31, 2018
Expected volatility	135.7% - 138.2%
Stock price on date of grant	$0.06
Exercise price	$0.14 - $0.24
Expected dividends	-
Expected term (in years)	3
Risk-free rate	2.46% –&NBSP;2.95%
Expected forfeiture rate	0%

There were 49.106,373 and 36,606,373 warrants outstanding as of December 31, 2018 and September 30, 2018, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK (continued):

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There is no preferred stock issued as of December 31, 2018.

NOTE 8 – STOCK-BASED AWARDS:

During the quarter ended December 31, 2018, the Company’s shareholders approved and the Company’s Board of Directors adopted of the Company’s 2018 Stock and Incentive Plan. This plan replaced the Company’s 2015 Equity Incentive Plan. The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2018 Stock and Incentive Plan is 8 million shares of the Company’s common stock. Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

During the quarter ended December 31, 2018, the Board of Directors agreed to issue 100,000 stock options to the Chief Financial Officer. The fair value of the option awards granted during the quarter ended December 31, 2018 was $5,000 and measured on the date of the issuance with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Option Obligation Matured During Quarter Ended December 31, 2018
Expected volatility	137.4%
Stock price on date of grant	$ &NBSP;0.06
Exercise price	$ 0.10
Expected dividends	-
Expected term (in years)	5
Risk-free rate	2.46%
Expected forfeiture rate	0%

During the quarter ended December 31, 2018, 100,000 options were terminated as a result of the resignation of a member of the Board of Directors.

The following is a summary of options issued and outstanding at December 31, 2017:

	2017 Options	Weighted Average Exercise Price

Outstanding at September 30, 2017	2,233,334	$0.41
Issued	-	-
Expired	(245,000)	(0.41)
Outstanding and exercisable at December 31, 2017	1,988,334	$0.41

Average remaining contractual term of options outstanding and exercisable at December 31, 2017 (years)		3.19

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 8 – STOCK-BASED AWARDS (continued):

The aggregate of options exercisable as of December 31, 2017 had an intrinsic value of nil, based on the closing price of $0.23 per share of the Company’s common stock on December 31, 2017.

The following is a summary of options issued and outstanding at December 31, 2018:

	2018 Options	Weighted Average Exercise Price

Outstanding at September 30, 2018	3,280,000	$0.26
Issued	100,000	0.10
Terminated	(100,000)	(0.10)
Outstanding and exercisable at December 31, 2018	3,280,000	$0.26

Average remaining contractual term of options outstanding and exercisable at December 31, 2017 (years)		3.69

The aggregate of options exercisable as of December 31, 2018 had an intrinsic value of nil, based on the closing price of $0.06 per share of the Company’s common stock on December 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total approximately $255,500 per year in the future, of which $105,778 is for the two joint venture mineral property interests (See Note 3).

Real Estate Lease Commitments

As of December 31, 2018, the Company has real estate lease commitments for certain mineral properties totaling $82,000. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

Commitments for mineral exploration and real estate lease expense is included in the following line items in the Consolidated Statements of Operations:

	Three Months Ended
	December 31, 2018	December 31, 2017
Mineral exploration expenses	$337,500	$12,900
Other general and administrative expenses	42,000	10,500
Total	$379,500	$23,400

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS:

Subsequent to the end of the quarter, the Company paid $30,000 (5% of a $600,000 private placement) to the Creditor, which included $9,728 of interest.

On February 5, 2019, the Company announced a private placement offering of 6,250,000 Units of the Company at a price of $0.08 per Unit for net proceeds of $500,000, with an over-allotment of up to $100,000, or an additional 1,250,000 Units. Each Unit in the offering consisted of one share of common stock of the Company and one Class H Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on December 27, 2018. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies” and have not changed significantly.

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

On March 12, 2015, we entered into a property option agreement with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015. Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project in western Nevada. Pursuant to the agreement, we had the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated. On October 19, 2016, we amended the terms of the Option agreement (the “Amended Agreement”) with Gunpoint. The Amended Agreement still granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in the Property in western Nevada. Pursuant to the Amended Agreement, we had the right to exercise the Option through March 31, 2019 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures.

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

Mineral Exploration

Our exploration focus to date during fiscal 2019 is on the Elder Creek project.

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

Elder Creek Project:

Timberline’s Elder Creek and adjacent Paiute copper-gold properties lie within the prolific Battle Mountain District of Nevada, approximately 11 miles (18 km) north of Newmont’s Phoenix mining complex. Data compiled from over 40-plus years of exploration on the property documents only shallow, historic drilling within a pronounced magnetic low considered to be the core of a large porphyry copper-gold hydrothermal system. Furthermore, only shallow drilling occurred along the north and northeastern magnetic zone and primarily targeted gold. Geologic and geophysical characteristics, and rock geochemical sampling results evident at Elder Creek (see press release dated June 18, 2018 at http://timberlineresources.co/press-releases/) are common to major porphyry copper deposits.

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

Since acquiring the project, we have completed three drill holes within the multi-stage hydrothermal system. The first hole, RCEC18-01, was drilled by reverse circulation (RC) at the Valmy pit copper oxide occurrence. It intersected hornfels after Harmony Formation shales and arkosic quartzite, and porphyritic intrusive rock, and contains 0.21% copper over its entire 500 foot (152 m) length, including 0.44% copper over 110 feet (34 m), and bottomed in strong mineralization.

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

As reported in Form 8-K filed with the SEC on January 8, 2019, during the quarter ended December 31, 2108, we completed an Induced Polarization /Resistivity (IP) geophysical survey (Figure 1) at the Elder Creek Project in Nevada’s Battle Mountain mining district. The IP survey was completed in follow-up to drilling of core hole CCEC18-02 which intersected 14.2 meters (m) of 1.82% Cu, 0.31% Mo, 0.126 g/t Au, and 25.5 g/t Ag (Table 1) and, one kilometer to the northwest, reverse circulation (RC) drill hole RCEC18-01 which intersected 33.5 m of 0.44% Cu and 5.0 g/t Ag (see press release dated November 26, 2018 at http://timberlineresources.co/press-releases/). The strong IP anomaly appears to have been intersected at depth (Figure 2) concurrent with the best mineralization in the core hole. The RC hole was terminated above the IP anomaly due to drilling difficulties. Key conclusions of the IP survey include:

•The IP maps a distinct body of sulfide mineralization ≥1,600 m long and 500 - 800 m wide (Figure 1) within a very large (4 km) circular copper-molybdenum-gold-silver porphyry mineral system;

•The IP suggests that, although well mineralized, Our drill holes did not test the strongest part of the large mineral system. Furthermore, historic drilling was too shallow (typically <200m depth) to intersect the anomaly. As such, the IP anomaly remains largely untested by drilling.

Figure 1. Elder Creek Project Area Geology, Alteration Zoning, and IP Anomaly

Table 1. Summary of Elder Creek 2018 Drilling Results

Drill Hole	From	To	Total	Cu	Mo	Au	Ag
	(meters)	(meters)	(meters)%		ppm	(g/t)	(g/t)
RCEC 18-01	0	152.4	152.4	0.21	145	-	3.0
Including:
	48.8	82.3	33.5	0.44	181	-	5.0
	59.5	64.0	4.6	0.55	132	0.331	13
CCEC 18-02	256.1	456.4	200.3	0.15	730	-	4.1
Including:
	400.5	414.6	14.2	1.20	0.31%	0.126	25.5

*True thickness of drill intercepts is unknown; see press release dated November 26, 2018 at  http://timberlineresources.co/press-releases/  for sample methodology, chain of custody, and quality control and assurance

IP/Resistivity Survey

Zonge Geophysics of Reno, Nevada completed 6 lines (Figure 1) with approximately 13 km of IP survey using the dipole-dipole method which is effective in mapping subsurface concentrations of metallic sulfide minerals. The method was selected with generally 400-meter line spacing and 200-meter dipole separation to give a subsurface survey depth limit of approximately 500 meters. The first survey line was completed over core hole CCEC18-02 to calibrate the geophysical response to sulfide mineralization intersected in the drill hole. Parallel survey lines were positioned to overlap the zoned porphyry-style stockwork quartz veins and hydrothermal biotite mineral alteration which help define the large size of the system.

The IP data were processed by Zonge with a 2D Smooth-Model Inversion and presented in sequential depth sections (Figure 2) along the survey lines (Figure 1). The priority anomaly, as defined by high chargeability, extends from near surface to at least 500 m depth in places over a trend length of 1,600 m. The anomalies are generally open beyond the depth extent allowed by data processing.

Figure 2. Elder Creek IP Chargeability along Vertical Sections

L4800N
L4400N
L4000N
L3800N
L3600N
L3200N
W
E
RCEC18-01
CCEC18-02
1600 m
1000 m
2000 m
N
(msec)
20
10

Our drilling (hole CCEC18-02) along Line 3,600 N (Figure 3) appears to have clipped the western edge of the priority IP anomaly where pervasively altered hornfels (after Harmony Formation greywacke and arkosic sandstones), porphyritic intrusive rocks, and hydrothermal breccias were intersected. Sulfides occur throughout the hole, but are most concentrated from 400.5 – 414.6 meters (1,313.5 - 1,360 feet) where they occur primarily as irregular veinlets, and as quartz-sulphide matrix to breccia which cross-cuts potassic-altered hornfels and associated porphyritic intrusions. The mineralization is polymetallic with sulfides of iron, copper and molybdenum.

The abundance of iron and sulfur in the drill hole CCEC18-02 intercept correlates well with the strongest chargeability (Figure 3) giving confidence that the IP method is successfully mapping a large sulfide body. Historic drill holes (see Elder Creek NI43-101 Technical Report at http://timberlineresources.co/ ) along Line 3600N stopped short of testing the IP anomaly, but nonetheless intercepted anomalous copper and iron sulfides above the IP anomaly.

Figure 3. Line 3600N IP Chargeability Anomaly and Drill Hole CCEC18-02 and Historic Drill Holes

Near the north end of the survey area, our drilling in hole RCEC18-01 between IP Line 4400N and Line 4800N (Figure 1) was terminated above the IP anomaly due to difficult drilling conditions. Nonetheless, drilling intersected 34 m (110 feet) of 0.44% copper in near-surface, altered hornfels within a broader interval (152 m; 500 feet) of 0.21% copper (see press release dated September 27, 2018 at http://timberlineresources.co/press-releases/), much of which is oxidized. The IP anomaly in this area is considered to remain untested by drilling.

Exploration Plans

We plan to expand the IP survey at Elder Creek and to resume drilling with targeting to focus on the priority IP anomaly and offsets of previous drill intercepts. Historic drilling was clearly focused on near surface targets with only rare drill holes deeper than 200 m vertical depth leaving the IP anomaly (Figure 1) effectively untested. The project is fully permitted with the US Bureau of Land Management (BLM) for an additional 43 sites for drilling. Pending available financing, geophysics and drilling will resume in the first calendar quarter of 2019.

In addition to Elder Creek, additional exploration is planned at the Paiute and Eureka Projects.  Drilling is planned at both projects pending available financing.

Our exploration plans and budgets are dependent upon the availability of capital. As financial markets improve and we are able to attract additional investment dollars, we will expand our exploration plans accordingly.

Results of Operations for the three months ended December 31, 2018 and 2017

Consolidated Results

(US$)	Three Months Ended December 31,
	2018	2017
Exploration expenses:
Eureka	$252,239	$12,352
Talapoosa	-	13,822
Other exploration properties	19,286	-
Total exploration expenditures	271,525	26,174
Non-cash expenses:
Non-employee stock option expense	5,000	15,000
Depreciation, amortization and accretion	1,935	1,843
Accretion of discount on senior note payable	20,071	-
Total non-cash expenses	27,006	16,843
Professional fees expenses	87,792	72,546
Insurance expenses	22,636	23,179
Salaries and benefits expenses	43,318	83,254
Interest and other (income) expenses	38,123	(8,495)
Other general and administrative expenses	59,253	115,661
Net loss	$(549,653)	$(329,162)

Our consolidated net loss for the three months ended December 31, 2018 was $549,653, compared to a consolidated net loss of $329,162 for the three months ended December 31, 2017. The year-over-year difference is due to increased exploration expenses, accretion of discount on senior note payable, professional fees and interest expense in 2018, offset by decreased non-cash stock option expense, salaries and benefits expenses, and other general and administrative expenses. Professional fees were higher and salaries and benefits were lower as a result of our Chief Financial Officer functions being outsourced to a firm with an internal reduction in employee headcount. Other general and administrative expenditures were lower in 2018 primarily related to the non-recurrence of consulting fees aimed at increasing our market exposure and supporting our marketing efforts during the quarter ended December 31, 2017. Exploration expenditures during the three months ended December 31, 2018 increased compared to the same period in 2017 due to significant exploration activity performed on Elder Creek, a new property to us in 2018.

Subject to adequate funding in 2018, we expect to continue to incur exploration expenses for the advancement of Elder Creek and exploration at Eureka.

Financial Condition and Liquidity

At December 31, 2018, we had assets of $15,686,530, consisting of cash in the amount of $185,688; property, mineral rights and equipment, net of depreciation of $15,094,823, reclamation bonds of $307,286, and deposits and other assets in the amount of $98,733.

On December 31, 2018 we had total liabilities of $800,683 and total assets of $15,686,530. This compares to total liabilities of $740,421 and total assets of $15,394,921 on September 30, 2017. As of December 31, 2018, our liabilities consist of $162,523 for asset retirement obligations, $216,503 of senior unsecured note payable, net of discount, $198,806 of payment obligation, and $222,851 of trade payables and accrued liabilities. Of these liabilities, $222,851 are due within twelve months. The increase in liabilities compared to December 31, 2017 is largely due to the senior unsecured note payable, with an increase also in accrued expenses. The increase in total assets was due to additions to the Elder Creek property as a result of the fair value of warrants issued for the 2018 work requirement being met during the quarter ended December 31, 2018, Increases in cash and prepaid expenses also contributed to the increase in assets for the quarter ended December 31, 2018.

On December 31, 2018 we had working capital of $55,870 and a stockholders’ equity of $14,885,847 compared to negative working capital of $29,077 and stockholders’ equity of $14,654,500 for the year ended September 30, 2018. Working capital experienced a favorable change because of an increase in cash relative to a private placement of our equity, offset by an increase in accrued expenses.

During the quarter ended December 31, 2018, we used cash from operating activities of $532,642 compared to $593,123 used for the quarter ended December 31, 2017. Net loss of $549,653 for the quarter ended December 31, 2018 compared to net loss of $329,162 for the quarter ended December 31, 2017. The causal factors are disclosed above in the comparative table.

During the quarter ended December 31, 2018, cash of $7,594 was provided by investment activities, compared with cash used of $25,500 for the quarter ended December 31, 2017. We paid $18,000 to purchase mineral properties, while receiving $25,594 for lease payments to us for company-owned mineral properties. During the quarter ended December 31, 2017, we paid $25,500 for mineral properties.

During the quarter ended December 31, 2018, cash of $600,000 was provided by financing activities, compared to cash of $791,724 provided during the quarter ended December 31, 2017. For the quarter ended December 31, 2018, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs. This compares to cash of $812,767 provided through the sale of stock and warrants, net of offering costs, and $30,043 used for payment of the payment obligation for the quarter ended December 31, 2017.

During the quarter ended December 31, 2018, we closed the sale of an equity financings. We sold a total of 7,500,000 Units at a price of $0.08 per unit for net proceeds of $600,000.

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

At December 31, 2018, we had working capital of $55,870. As of the date of this Quarterly Report on Form 10-Q, we have approximately $222,851 outstanding in current liabilities and a cash balance of $185,688. We do not anticipate that we will be able to continue as a going concern for the next twelve months without receiving significant additional financing. Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2017 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

We plan, as funding allows, to follow up on our positive results for drilling and the Induced Polarization (IP)/Resistivity survey on our Elder Creek prospect, and further surface preparations and tests at our Paiute prospect. Also, subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties. Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses for the next 12 months, and we will require additional funding and/or reductions in exploration and administrative expenditures.

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

Financing Activities

Private Placements:

On October 18, 2018, and on December 3, 2018, we closed two tranches of a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for net proceeds of $600,000. Each Unit in the offering consisted of one share of common stock of the Company and one Class E Warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of $0.14 per share until the warrant expiration date of October 29, 2021.

The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors. Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

2018 Stock and Incentive Plan

On December 1, 2018, we held a Special Meeting of Stockholders, with the following matters voted on:

•Proposal #1: To ratify the appointment of DeCoria, Maichel & Teague P.S. to serve as the Company’s independent registered public accounting firm for the 2019 fiscal year.

•Proposal #2: To approve the adoption of the Company’s 2018 Stock and Incentive Plan.

•Proposal #3: To allow the purchase of shares of common stock of the Company by Americas Gold Exploration Inc. (AGEI), of which Donald McDowell, a director of AGEI, is the principal shareholder, the Company’s Vice President of Corporate Development and a director of the Timberline, the result of which will be Mr. McDowell owning over 20% of the Company’s issued and outstanding shares of common stock.

•Proposal #4: To approve an amendment the Company’s Certificate of Incorporation to change the name of the Company from “Timberline Resources Corporation” to a name to be selected by the Board of Directors of the Company.

Our executive officers and directors are participants in the 2018 Stock and Incentive Plan. A description of the material terms of the 2018 Stock and Incentive Plan is set forth under the heading “Proposal 2 – Approval of the Adoption of the 2018 Incentive Plan” in our definitive proxy statement on Schedule 14A as filed with the Commission on October 22, 2018 as is incorporated herein by reference.

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on October 22, 2018. Our appointment of DeCoria, Maichel & Teague P.S. to serve as the Company’s independent registered public accounting firm for the 2019 fiscal year was ratified. The proposal to approve the adoption of the Timberline 2018 Stock and Incentive Plan was approved. The proposal to allow Americas Gold Exploration Inc. to purchase shares of common stock resulting in Don McDowell owning over 20% of the Company was approved. The proposal allow the Board of Directors to amend the Company’s Certificate of Incorporation to change the name of the Company was approved.

Subsequent Events

Subsequent to the end of the quarter, the Company paid $30,000 (5% of a $600,000 private placement) to the Creditor, which included $9,728 of interest.

On February 5, 2019, the Company announced a private placement offering of 6,250,000 Units of the Company at a price of $0.08 per Unit for net proceeds of $500,000, with an over-allotment of up to $100,000, or an additional 1,250,000 Units. Each Unit in the offering consisted of one share of common stock of the Company and one Class H Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date.

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

Management determined that the Company’s disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting due primarily to minimal staffing at the Company and the resulting weakness related to appropriate segregation of duties. While the Company does adhere to a system of internal controls and processes that were designed and implemented by a respected national accounting firm, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Subject to available capital, we anticipate improving the effectiveness of our disclosure controls and procedures on a long-term basis by increasing staffing levels and segregating certain duties.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the SEC on December 27, 2018.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2018, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering, incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on January 24,2018
4.4*	Form of Class G Warrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: February 19, 2019
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 19, 2019