Form 10-Q
period 2019-03-31
Timberline Resources Corp
filed 2019-05-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Number of shares of issuer’s common stock outstanding at May 14, 2019: 63,027,819

INDEX

Page

PART I — FINANCIAL INFORMATION3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK27

ITEM 4. CONTROLS AND PROCEDURES27

PART II — OTHER INFORMATION28

ITEM 1. LEGAL PROCEEDINGS.28

ITEM 1A. RISK FACTORS28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.28

ITEM 4.  MINE SAFETY DISCLOSURES28

ITEM 5.  OTHER INFORMATION28

SIGNATURES30

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets4

Consolidated statements of operations5

Consolidated statements of cash flows6

Notes to consolidated financial statements8 - 15

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	September 30, 2018

ASSETS
CURRENT ASSETS:
Cash	$146,669	$110,736
Prepaid expenses and other current assets	74,066	44,782
TOTAL CURRENT ASSETS	220,735	155,518

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	15,087,229	14,926,417

OTHER ASSETS:
Reclamation bonds	307,286	307,286
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	312,986	312,986

TOTAL ASSETS	$15,620,950	$15,394,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,852	$110,134
Accrued expenses	81,340	42,166
Accrued payroll, benefits and taxes	52,500	32,295
Senior unsecured note payable – net of discount	236,247	-
TOTAL CURRENT LIABILITIES	449,939	184,595

LONG-TERM LIABILITIES:
Asset retirement obligation	164,555	160,588
Payment obligation	178,533	198,806
Senior unsecured note payable – net of discount	-	196,432
TOTAL LONG-TERM LIABILITIES	343,088	555,826

COMMITMENTS AND CONTINGENCIES (Notes 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 63,027,819 and 53,527,819 shares issued and outstanding, respectively	63,028	53,528
Additional paid-in capital	74,128,930	73,197,430
Accumulated deficit	(59,364,035)	(58,596,458)
TOTAL STOCKHOLDERS' EQUITY	14,827,923	14,654,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,620,950	$15,394,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
		Three months ended March 31, 2019	Three months ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018

OPERATING EXPENSES:
Mineral exploration		$28,502	$21,094	$300,027	$47,268
Abandonment of mineral rights		-	3,231,700	-	3,231,700
Salaries and benefits		47,467	231,266	71,661	314,520
Professional fees		69,740	28,025	162,532	100,571
Insurance expense		25,411	24,057	48,047	47,236
Other general and administrative		6,994	155,588	107,377	288,092
TOTAL OPERATING EXPENSES		178,114	3,691,730	689,644	4,029,387

LOSS FROM OPERATIONS		(178,114)	(3,691,730)	(689,644)	(4,029,387)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)		(204)	(122)	752	(89)
Interest expense		(39,609)	(3,943)	(78,692)	(10,114)
Miscellaneous other income		3	-	7	14,633
TOTAL OTHER INCOME (EXPENSE)		(39,810)	(4,065)	(77,933)	4,430

LOSS BEFORE INCOME TAXES		(217,924)	(3,695,795)	(767,577)	(4,024,957)

INCOME TAX PROVISION (BENEFIT)		-	-	-	-

NET LOSS		$(217,924)	$(3,695,795)	$(767,577)	$(4,024,957)

NET LOSS PER SHARE AVAILABLE TO COMMON
STOCKHOLDERS, BASIC AND DILUTED	$	(nil)	$(0.10)	$(0.01)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		61,627,201	36,027,819	61,204,693	35,296,269

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2017	33,146,952	$33,147	$70,408,144	$(53,538,664)	$16,902,627
Common stock and warrants issued for cash at $0.30 per unit	2,880,867	2,881	861,379	-	864,260
Issuance costs	-	-	(42,493)	-	(42,493)
Stock based compensation	-	-	15,000	-	15,000
Net loss	-	-	-	(329,162)	-
Balance, December 31, 2017	36,027,819	36,028	71,242,030	(53,867,826)	17,410,232
Stock based compensation	-	-	192,000	-	192,000
Net loss	-	-	-	(3,695,795)	(3,695,795)
Balance, March 31, 2018	36,027,819	$36,028	$71,434,030	$(57,563,621)	$13,906,437

Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500
Common stock and warrants issued for cash at $0.08 per unit	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	5,000	-	5,000
Warrants issued for joint venture to AGEI	-	-	176,000	-	176,000
Net loss	-	-	-	(549,653)	(549,653)
Balance, December 31, 2018	61,027,819	61,028	73,970,930	(59,146,111)	14,885,847
Common Stock and warrants issued for cash at $0.08 per unit	2,000,000	2,000	158,000	-	160,000
Net loss	-	-	-	(217,924)	(217,924)
Balance, March 31, 2019	63,027,819	$63,028	$74,128,930	$(59,364,035)	$14,827,923

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767,577)	$(4,024,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	5,000	207,000
Abandonment of mineral properties	-	3,231,700
Accretion of asset retirement obligation	3,967	3,778
Amortization of debt discount	39,815	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,284)	(184,072)
Accounts receivable	-	2,633
Accounts payable	(30,282)	(1,927)
Accrued expenses	39,174	(1,070)
Accrued payroll, benefits and taxes	20,205	(15,461)
Net cash used by operating activities	(718,982)	(782,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(36,000)	(53,500)
Proceeds from lease of property	51,188	-
Net cash provided (used) by investing activities	15,188	(53,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	760,000	821,767
Payment obligation	(20,273)	(37,727)
Net cash provided by financing activities	739,727	784,040

Net increase (decrease) in cash and cash equivalents	35,933	(51,836)

CASH AT BEGINNING OF PERIOD	110,736	67,154

CASH AT END OF PERIOD	$146,669	$15,318

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for purchase of mineral properties	$176,000	$-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

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

Basis of Presentation - The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

c. Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd.; BH Minerals USA, Inc.; Wolfpack Gold (Nevada) Corp.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

d. Reclassifications - Certain reclassifications have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity or cash flows.

e. Royalties – Royalty payments received on properties are offset to Property and mineral rights to the extent that basis in those properties is available to do so. When basis in not available, royalties are recognized as income on the Consolidated Statements of Operations. Royalties received during the six months and quarter ended March 31, 2018 were offset to property basis.

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

At March 31, 2019 and September 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

The carrying amounts of financial instruments, including note payable, approximate fair value at March 31, 2019 and September 30, 2018.

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

MARCH 31, 2019 (Unaudited)

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

p. Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the quarters ended March 31, 2019 and 2018, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

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

The dilutive effect of convertible and outstanding securities as of March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Stock options	3,280,000	2,980,000
Warrants	51,106,373	20,840,873
Total potential dilution	54,386,373	23,820,873

At March 31, 2019 and 2018, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at March 31, 2019 and September 30, 2018, respectively:

	Expected Useful Lives (years)	March 31, 2019	September 30, 2018

Mineral rights – Eureka	-	$13,663,752	$13,678,940
Mineral rights – Elder Creek	-	1,322,000	1,146,000
Mineral rights – Other	-	50,000	50,000
Total mineral rights		15,035,752	14,874,940

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$15,087,229	$14,926,417

Depreciation expense for the quarters ended March 31, 2019 and 2018, was nil and nil, respectively.

During the year ended September 30, 2018, the Company’s management and Board of Directors determined that certain payments received by the Company from a party of interest in two of the Company’s leases beginning in August 2017, which had been held and not recorded as royalty income or deposited pending an expected resolution of circumstances relating to two historic leases at the Company’s Eureka property, should be deposited. The payments had been received from a third party with whom the Company is in discussions to resolve matters that had been under negotiation since the Company acquired the Eureka property in 2010. The total amount of these payments received for the quarter ended March 31, 2019 was $25,593 and $51,118 for the six-month period ended March 31, 2019. Monthly payments in the amount of approximately $8,500 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved. These receipts are recorded as a reduction to property, mineral rights, and equipment.

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

The consideration for the Transaction consisted of ten million shares of the Company’s common stock, valued at $0.0806 per share, or $806,000, and five million non-transferrable Class D-2 share purchase warrants, with each warrant exercisable to acquire one share of the Company’s common stock for $0.24 for a period of three years. The warrants were fair valued at $240,000 on the transaction date. On June 18, 2018, the Company entered into an amendment to the Definitive Agreement wherein the Company agreed, upon closing of the Transaction, to reimburse AGEI for the initial payment of $100,000 due under the Elder Creek agreement with McEwen Mining. During the fourth quarter of the 2018 fiscal year, the Company paid the $100,000. Total consideration given during the year ended September 30, 2018 for the Transaction was $1,146,000 in the form of cash, common stock and warrants.

In addition, the amendment to the Definitive Agreement required the Company to deliver to AGEI, subject to any required regulatory approval, an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the earlier of the following occurs: (i) the Company enters into an arrangement with a funding partner for the advancement of the Elder Creek Joint Venture, or (ii) the Company has met the 2018 work commitment of $500,000. The Company met the 2018 work commitment, and issued 5,000,000 Class G warrants, fair valued at $176,000 on the date the commitment was satisfied. (See Note 7 for valuation assumptions).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

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

During the quarter ended December 31, 2018, the Board of Directors agreed to issue 100,000 stock options to acquire shares of common stock of the Company to Mr. Ted R. Sharp, the Company’s Chief Financial Officer, appointed to the position in September of 2018. The options were fair valued at $5,000 based upon the closing price of the Company’s shares of common stock at December 31, 2018 (See Note 7 for valuation assumptions).

During the quarter ended December 31, 2018, two executive officers participated in a private placement offering of Units of the Company, purchasing 1,062,500 units for total proceeds of $85,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until April 30, 2021.

During the quarter ended March 31, 2019, three executive officers participated in a private placement offering of Units of the Company, purchasing 900,000 units for total proceeds of $72,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class H Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until March 22, 2022. The participation of the executive officers of the Company in these private placements was done at the same terms as the other investors in the private placement offering. The Board of Directors approved the insiders’ participation in the private placements.

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the Wells Fargo Bank prime rate (5.25% at March 31, 2019), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, borrowings or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

During the quarter and six months ended March 31, 2019, the Company paid $30,000 (5% of the $600,000 private placement) to the Creditor, which included $9,727 of interest. The balance of the Payment Obligation at March 31, 2019 and September 30, 2018 was $178,533 and $198,806, respectively.

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

Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $19,744 amortized to interest expense in the quarter ended March 31, 2019 and $39,815 for the six months ended March 31, 2019. At March 31, 2019, the note payable was $236,247, net of the unamortized discount of $63,753.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

NOTE 7 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Common Shares - Private Placement

On October 18, 2018, and on December 3, 2018, the Company closed two tranches of a private placement offering of 7,500,000 Units of the Company at a price of US$0.08 per Unit for net proceeds of $600,000. Each Unit in the offering consisted of one share of common stock of the Company and one Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.14 per share until the warrant expiration date of October 29, 2021.

On March 29, 2019, the Company closed the sale of 2,000,000 Units, the first tranche of a private placement offering of up to 7,500,000 Units of the Company at a price of US$0.08 per Unit, for total proceeds of $160,000. Each Unit of the offering consists of one share of common stock of the Company and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.14 per share until March 30, 2022. As a result, 2,000,000 shares of the Company’s common stock and 2,000,000 Warrants were issued.

Warrants

During the six-month period ended March 31, 2019, 14,500,000 warrants were issued, 7,500,000 and 2,000,000 pursuant to the private placement offerings, and another 5,000,000 warrants issued to AGEI under the terms of the Elder Creek purchase of mineral rights (See Note 3).

The fair value of the 5,000,000 warrants issued in connection with the purchase of mineral rights was estimated at $176,000 on the date of issuance with a Black-Scholes option-pricing model. The assumptions used to calculate fair values are noted in the following table:

Warrants Issued During the Six Months Ended March 31, 2019
Expected volatility	135.7% - 140.8%
Stock price on date of grant	$0.06 - $.08
Exercise price	$0.14 - $0.24
Expected dividends	-
Expected term (in years)	3
Risk-free rate	2.21% –2.95%
Expected forfeiture rate	0%

There were 51,106,373 and 36,606,373 warrants outstanding as of March 31, 2018 and September 30, 2018, respectively. The warrants expire from October 29, 2021 through March 22, 2022.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There is no preferred stock issued as of March 31, 2019.

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

MARCH 31, 2019 (Unaudited)

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

During the six-month period ended March 31, 2019, 100,000 options were terminated as a result of the resignation of a member of the Board of Directors.

The following is a summary of options issued and outstanding at March 31, 2018:

	2018 Options	Weighted Average Exercise Price

Outstanding at September 30, 2017	2,233,334	$0.41
Issued	1,600,000	0.17
Expired	(853,334)	(0.43)
Outstanding and exercisable at March 31, 2018	2,980,000	$0.28

Average remaining contractual term of options outstanding and exercisable at March 31, 2018 (years)		$ 3.91

The aggregate of options exercisable as of March 31, 2018 had an intrinsic value of nil, based on the closing price of $0.17 per share of the Company’s common stock on March 31, 2018.

The following is a summary of options issued and outstanding at March 31, 2019:

	2019 Options	Weighted Average Exercise Price

Outstanding at September 30, 2018	3,280,000	$0.26
Issued	100,000	0.10
Terminated	(100,000)	(0.10)
Outstanding and exercisable at March 31, 2019	3,280,000	$0.26

Average remaining contractual term of options outstanding and exercisable at March 31, 2019 (years)		$ 3.69

The aggregate of options exercisable as of March 31, 2019 had an intrinsic value of nil, based on the closing price of $0.06 per share of the Company’s common stock on March 29, 2019.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (Unaudited)

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

Real Estate Lease Commitments

As of March 31, 2019, the Company has real estate lease commitments for certain mineral properties totaling $82,000. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis. Lease expense for mineral exploration and real estate lease expense is included in the following line items in the Consolidated Statements of Operations:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Mineral property purchases	$18,000	$9,000	$36,000	$18,000
Mineral exploration expenses	3,900	3,900	7,800	7,800
Other general and administrative expenses	10,500	10,500	21,000	21,000
Total	$32,400	$23,400	$64,800	$46,800

NOTE 10 – SUBSEQUENT EVENTS:

On May 7, 2019, the Company’s Board of Directors approved entering into a loan with William Matlack for $250,000 on terms similar to the existing Senior unsecured note payable. Completion of the loan and its terms, including interest rate, maturity date and warrant issue are subject to certain conditions, including receipt of all necessary regulatory approvals.

On May 9, 2019, the Company announced that it has entered into a non-binding Letter of Intent to form a joint venture (the ''Agreement'') with PM & Gold, Inc. (''PM&G'') for the advanced exploration of its Lookout Mountain Gold project. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties will work diligently to execute a binding definitive joint venture agreement (the ''Definitive Agreement'') following completion of business and technical due diligence.

The Agreement also provides PM&G the ability to invest in a private placement in Timberline at an at-market price to acquire up to 4.99% of Timberline's common shares.

The Agreement calls for PM&G to fund exploration and advancement activities in two stages for earned equity in the project. Timberline will contribute the claims that constitute the Lookout Mountain project and adjacent historic Oswego Mine area (the ''Project'') to the joint venture company in exchange for its ownership position. Timberline will manage the joint venture at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline's participation.

PM&G may earn 51% of the Project in consideration of incurring exploration expenditures of US$6 million to be directed towards advancement of the oxide and high-grade refractory mineralization over a two-year period. Additionally, PM&G may earn a 70% interest in the Project when a bankable feasibility study is completed. PM&G would fund tasks at its sole expense to support the feasibility study including initiating permitting, metallurgical studies, trade-off studies, and other technical work deemed reasonable and appropriate, along with annual holding fees, if Stage I has been completed.

Each partner would have the option to vary its participation percentage beyond the first $6 million by some combination of electing to increase or reduce its funding, reduce its interest to a 10% net profit interest or a 2% net smelter royalty, or other possible combinations to be addressed in the Definitive Agreement. The Definitive Agreement includes a mutual right of refusal for each party should the other party wish to divest of its interest in the Project.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold, and copper-gold projects such as our Eureka and Elder Creek projects, respectively.

Eureka Project

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

Elder Creek Project

On August 14, 2018, we finalized the acquisition of the Elder Creek property as part of a two-property acquisition from Americas Gold Exploration Inc. to purchase the latter’s rights, title and interest in, to, and under the Elder Creek Joint Venture (JV Agreement) with a subsidiary of McEwen Mining (McEwen). The Elder Creek property is located in northern

Nevada, 8 miles west-northwest of Battle Mountain in Lander and Humboldt Counties immediately west of Battle Mountain (see figure below). The project lies within the Battle Mountain mining district, covers approximately 9,600 acres (15 miles square) and includes 583 unpatented lode mining claims.

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

Figure 1. Elder Creek Project Location

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

Other Projects / Properties

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

Elder Creek Project:

Timberline’s Elder Creek and adjacent Paiute copper-gold properties lie within the prolific Battle Mountain District of Nevada, approximately 11 miles (18 km) north of Newmont’s Phoenix mining complex. Data compiled from over 40-plus years of exploration on the property documents only shallow, historic drilling within a pronounced magnetic low considered to be the core of a large porphyry copper-gold hydrothermal system. Furthermore, only shallow drilling occurred along the north and northeastern magnetic zone and primarily targeted gold. Geologic and geophysical characteristics and rock geochemical sampling results evident at Elder Creek (see press release dated June 18, 2018 at http://timberlineresources.co/press-releases/) are common to major porphyry copper deposits.

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

Since acquiring the project, we have completed three drill holes within the multi-stage hydrothermal system. The first hole, RCEC18-01, was drilled by reverse circulation (RC) at the Valmy pit copper oxide occurrence (Figure 2). It intersected hornfels after Harmony Formation shales and arkosic quartzite, and porphyritic intrusive rock, and contains 0.21% copper over its entire 500 foot (152 m) length, including 0.44% copper over 110 feet (34 m), and 0.55% copper, 0.331 g/t gold and 13 g/t silver over 15 feet (4.6m), and bottomed in strong mineralization (Table 1).

Drilling at a second site located 3,250 feet (1 km) to the south (Figure 2) within the non-magnetic portion of the system was initiated as an RC hole and subsequently deepened by core drilling. Available assays from core hole CCEC18-02 show an intersection of 46.5 feet (14.2 meters) grading 1.20% copper, 0.31% molybdenum, 25.5 g/t silver, and 0.126 g/t gold (Table 1) within a broader zone of anomalous copper-molybdenum mineralization (see press release dated November 26, 2018 at http://timberlineresources.co/press-releases/).

In follow-up to successful drilling at Elder Creek, we contracted Zonge Geophysics of Reno, Nevada to complete an Induced Polarization/Resistivity (“IP”) survey at Elder Creek. The survey was designed to characterize the rocks for signatures associated with concentration of sulfides (IP), associated silicification (Resistivity) as hydrothermal alteration, and identification of major fault zones within the project area.

As reported in Form 8-K filed with the SEC on January 8, 2019, during the quarter ended December 31, 2108, we completed the IP geophysical survey (Figure 2) at the Elder Creek Project in Nevada’s Battle Mountain mining district. A strong IP anomaly was identified, the edge of which appears to have been intersected in drill hole CCEC18-02 at a depth (Figure 3) where coincident with the best mineralization in the core hole. The RC hole was terminated above the IP anomaly due to drilling difficulties.

Figure 2. Elder Creek Project Area Geology, Alteration Zoning, and IP Anomaly

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

Zonge Geophysics of Reno, Nevada completed the IP survey using the dipole-dipole method which is effective in mapping subsurface concentrations of metallic sulfide minerals. The method was selected with generally 400-meter line spacing and 200-meter dipole separation to give a subsurface survey depth limit of approximately 500 meters. The first survey line was completed over core hole CCEC18-02 to calibrate the geophysical response to sulfide mineralization intersected in the drill hole. Parallel survey lines were positioned to overlap the zoned porphyry-style stockwork quartz veins and hydrothermal biotite mineral alteration which help define the large size of the system.

The IP data were processed by Zonge with a 2-dimensional Smooth-Model Inversion and presented in sequential depth sections (Figure 3) along the survey lines (Figure 2). The priority anomaly, as defined by high chargeability, extends from near surface to at least 500 m depth in places over a trend length of 1,600 m. The anomalies are generally open beyond the depth extent allowed by data processing.

Figure 3. Elder Creek IP Chargeability along Vertical Sections

L4800N
L4400N
L4000N
L3800N
L3600N
L3200N
W
E
RCEC18-01
CCEC18-02
1600 m
1000 m
2000 m
N
(msec)
20
10

Our drilling (hole CCEC18-02) along Line 3,600 N (Figure 4) appears to have clipped the western edge of the priority IP anomaly where pervasively altered hornfels (after Harmony Formation greywacke and arkosic sandstones), porphyritic intrusive rocks, and hydrothermal breccias were intersected. Sulfides occur throughout the hole, but are most concentrated from 400.5 – 414.6 meters (1,313.5 - 1,360 feet) where they occur primarily as irregular veinlets, and as quartz-sulphide matrix to breccia which cross-cuts potassic-altered hornfels and associated porphyritic intrusions. The mineralization is polymetallic with sulfides of iron, copper and molybdenum.

The abundance of iron and sulfur in the drill hole CCEC18-02 intercept correlates well with the strongest chargeability (Figure 4) giving confidence that the IP method is successfully mapping a large sulfide body. Historic drill holes (see Elder Creek NI43-101 Technical Report at http://timberlineresources.co/ ) along Line 3600N stopped short of testing the IP anomaly, but nonetheless intercepted anomalous copper and iron sulfides above the IP anomaly.

Figure 4. Line 3600N IP Chargeability Anomaly and Drill Hole CCEC18-02 and Historic Drill Holes

Near the north end of the survey area, our drilling in hole RCEC18-01 between IP Line 4400N and Line 4800N (Figure 2) was terminated above the IP anomaly due to difficult drilling conditions. Nonetheless, drilling intersected 34 m (110 feet) of 0.44% copper in near-surface, altered hornfels within a broader interval (152 m; 500 feet) of 0.21% copper (see press release dated September 27, 2018 at http://timberlineresources.co/press-releases/), much of which is oxidized. The IP anomaly in this area is considered to remain untested by drilling.

In summary, key conclusions of the IP survey include:

•The IP maps a distinct body of sulfide mineralization ≥1,600 m long and 500 - 800 m wide (Figures 1 and 2) within a very large (4 km) circular copper-molybdenum-gold-silver porphyry mineral system;

•The IP suggests that, although well mineralized, Timberline’s drill holes did not test the strongest part of the large mineral system. Furthermore, historic drilling was too shallow (typically <200m depth) to intersect the anomaly. As such, the IP anomaly remains largely untested by drilling.

Our exploration during the quarter also included reprocessing of historic magnetic and gravity data for the Elder Creek project area. This work was completed by Zonge Geophysics with results documenting the occurrence of distinct magnetic and density (gravity) anomalies which in part appear to be spatially related to the IP anomaly.

Exploration Plans

We plan to resume drilling at Elder Creek with targeting to focus on the priority IP anomaly and offsets of previous drill intercepts. Historic drilling was clearly focused on near-surface targets with only rare drill holes deeper than 200 meters vertical depth, leaving the IP anomaly (Figure 2) effectively untested. The project is fully permitted with the US Bureau of Land Management for an additional 43 sites for drilling. Pending available financing, geophysics and drilling will resume in the second calendar quarter of 2019.

In addition to Elder Creek, additional exploration is planned at the Paiute and Eureka Projects. Drilling is planned at both projects pending available financing.

Our exploration plans and budgets are dependent upon the availability of capital. As financial markets improve and we are able to attract additional investment dollars, we will expand our exploration plans accordingly.

Results of Operations for the three months ended March 31, 2019 and 2018

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Exploration expenses:
Eureka	$23,000	$9,494	$275,239	$21,846
Talapoosa	-	11,532	-	25,354
Other exploration properties	5,502	68	24,788	68
Total exploration expenditures	28,502	21,094	300,027	47,268
Non-cash expenses:
Stock option expenses	-	192,000	5,000	207,000
Abandonment of mineral rights	-	3,231,700	-	3,231,700
Depreciation, amortization and accretion	2,032	1,935	3,967	3,778
Accretion of discount on senior note payable	19,744	-	39,815	-
Total non-cash expenses	21,776	3,425,635	48,782	3,442,478
Professional fees expenses	69,740	28,025	157,532	100,571
Insurance expenses	25,411	24,057	48,047	47,236
Salaries and benefits expenses	47,467	111,266	71,661	194,520
Interest and other (income) expense	20,066	4,065	38,118	(4,430)
Other general and administrative expenses	4,962	81,653	103,410	197,314
Net loss	$217,924	$3,695,795	$767,577	$4,024,957

Our consolidated net loss for the three months ended March 31, 2019 was $217,924, compared to a consolidated net loss of $3,695,795 for the three months ended March 31, 2018. The year-over-year reduction in net loss is due to the abandonment of mineral rights at Talapoosa in the prior year, increased exploration expenses, accretion of discount on senior note payable, reduction of professional fees and interest expense, offset by decreased non-cash stock option expense, salaries and benefits expenses, and other general and administrative expenses. Professional fees were higher and salaries and benefits were lower as a result of our Chief Financial Officer functions being outsourced to a firm with an internal reduction in employee headcount. Other general and administrative expenditures were lower in 2018 primarily related to the non-recurrence of consulting fees aimed at increasing our market exposure and supporting our marketing efforts during the quarter ended March 31, 2019. These same factors drove a decrease in net loss for the six-month period ended March 31, 2019. Exploration expenditures during the six months ended March 31, 2019 increased compared to the same period in 2018 due to significant exploration activity performed on Elder Creek, a new property to us acquired in later quarters of 2018.

Subject to adequate funding in 2019, we expect to continue to incur exploration expenses for the advancement of Elder Creek and exploration at Eureka.

Financial Condition and Liquidity

At March 31, 2019, we had assets of $15,620,950, consisting of cash in the amount of $146,669; property, mineral rights and equipment of $15,087,229, net of depreciation, reclamation bonds of $307,286, and deposits and other assets in the amount of $79,766.

On March 31, 2019, we had total liabilities of $793,027 and total assets of $15,620,950. This compares to total liabilities of $740,421 and total assets of $15,394,921 on September 30, 2018. As of March 31, 2019, our liabilities consist of $164,555 for asset retirement obligations, $236,247 of senior unsecured note payable, net of discount, $178,533 of payment obligation, and $213,692 of trade payables and accrued liabilities. Of these liabilities, $449,939 are due within twelve months. The increase in liabilities compared to September 31, 2018 is largely due to the senior unsecured note payable, offset by a reductions in the payment obligation and accounts payable and accrued liabilities. The increase in total assets was due to additions to the Elder Creek property as a result of the fair value of warrants issued for the 2018 work requirement being met during the six-month period ended March 31, 2019. Increases in cash and prepaid expenses also contributed to the increase in assets for the six-month period ended March 31, 2019.

On March 31, 2019 we had negative working capital of $229,204 and stockholders’ equity of $14,827,923 compared to negative working capital of $29,077 and stockholders’ equity of $14,654,500 for the year ended September 30, 2018. Working capital experienced an unfavorable change because of the senior unsecured note payable becoming due within the coming 12 months, offset partially by an increase in cash associated with a private placements of our equity, an increase in prepaid expenses and a decrease in accrued expenses.

During the quarter ended March 31, 2019, we used cash from operating activities of $718,077 compared to $782,376 used for the quarter ended March 31, 2018. Net loss of $767,577 for the six-month period ended March 31, 2019 compared to net loss of $4,024,957 for the quarter ended March 31, 2018. The causal factors are disclosed above in the comparative table above.

During the six-month period ended March 31, 2019, cash of $15,188 was provided by investment activities, compared with cash used of $53,500 for the six-month period ended March 31, 2018. We paid $36,000 to purchase mineral properties, while receiving $51,188 for lease payments to us for company-owned mineral properties. During the six-month period ended March 31, 2018, we paid $53,500 for mineral properties.

During the six-month period ended March 31, 2019, cash of $739,727 was provided by financing activities, compared to cash of $784,040 provided during the six-month period ended March 31, 2018. For the six-month period ended March 31, 2019, cash of $760,000 was provided through the sale of stock and warrants, net of offering costs, and $20,273 used for payment of the payment obligation. This compares to cash of $812,767 provided through the sale of stock and warrants, net of offering costs, and $37,727 used for payment of the payment obligation for the six-month period ended March 31, 2018.

During the six-month period ended March 31, 2019, we closed the sale of two equity financings. We sold a total of 9,500,000 Units at a price of $0.08 per unit for net proceeds of $760,000.

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

At March 31, 2019, we had negative working capital of $229,204. As of the date of this Quarterly Report on Form 10-Q, we have approximately $449,939 outstanding in current liabilities and a cash balance of $146,669. We do not anticipate that we will be able to continue as a going concern for the next twelve months without receiving significant additional financing. Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

On March 29, 2019, we closed the sale of the first tranche of a private placement offering of Units of the Company at a price of US$0.08 per Unit. Each Unit consists of one share of our common stock and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of US$0.14 per share until March 30, 2022. Accredited investors subscribed for 2,000,000 Units on a private placement basis at a price of US$0.08 per unit for total proceeds of US$160,000.  The Offering is authorized for up to 7.5 million Units for a total of US$600,000 was expected to close in April 2019, subject to the satisfaction of certain regulatory requirements.

The Units were offered and sold solely to persons who qualify as “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 506(b) under the Securities Act based on documentation and representations provided by the investors to the Company reasonably confirming their status as accredited investors.

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

Subsequent Events

On May 7, 2019, our Board of Directors approved entering into a loan with William Matlack for $250,000 on terms similar to the existing Senior unsecured note payable. Completion of the loan and its terms, including interest rate, maturity date and warrant issue are subject to certain conditions, including receipt of all necessary regulatory approvals.

On May 9, 2019, we announced that we have entered into a non-binding Letter of Intent to form a joint venture (the ''Agreement'') with PM & Gold, Inc. (''PM&G'') for the advanced exploration of our Lookout Mountain Gold project. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties will work diligently to execute a binding definitive joint venture agreement (the ''Definitive Agreement'') following completion of business and technical due diligence. Completion of the Definitive Agreement will be subject to certain conditions, including receipt of all necessary regulatory approvals.

The Agreement also provides PM&G the ability to invest in a private placement in Timberline at an at-market price to acquire up to 4.99% of our common shares.

The Agreement calls for PM&G to fund exploration and advancement activities in two stages for earned equity in the project. We will contribute the claims that constitute the Lookout Mountain project and adjacent historic Oswego Mine area (the ''Project'') to the joint venture company in exchange for its ownership position. We will manage the joint venture at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without our participation.

Stage I - Earn 51%: PM&G will earn 51% of the Project in consideration of incurring exploration expenditures of US$6 million to be directed towards the advancement of the oxide and high-grade refractory mineralization over a two year period. The primary focus of the expenditure will seek to identify any near term production potential (oxide/high-grade mineralization). This exploration will also test expansion of both high-grade and oxide mineralization outside the defined mineralization. The plan and effort is to be formulated and agreed upon in a joint Technical Committee to be appointed by us and PM&G.

Stage II - Earn 70%: PM&G will earn a 70% interest in the Project when a bankable feasibility study is completed. PM&G would fund tasks at its sole expense to support the feasibility study including initiating permitting, metallurgical studies, trade-off studies, and other technical work deemed reasonable and appropriate, along with annual holding fees if Stage I has been completed. Work towards the feasibility study will be completed within 3 years of completing Stage I or as mutually agreed upon by both companies. To ensure the Project continues to advance, the Technical Committee will prepare an annual budget to implement prudent and appropriate activities.

Timberline Option to Participate 51 - 49% - When the $6 million expenditure is reached (Stage I), we have the option to participate in subsequent expenditures at the 49% level. Should we determine to participate, all future costs incurred to bring the Project to production will be split on a pro-rata basis.

If we choose not to participate, we will be further diluted and PM&G will earn 70% ownership by completing the above activities defined as Stage II.

Timberline Option to Participate 70 - 30%: At the end of Stage II, we may elect to participate in subsequent expenditures at the 30% level or may elect one of the following options:

•Reduce our interest to a 10% net profit interest (''NPI'') or a 2% net smelter royalty (''NSR''), or

•Sell our remaining interest in the Project to PM&G at a price agreed between the parties following completion and evaluation of Stage I and Stage II exploration, per terms of the Mutual Right of First Refusal (''ROFR'') defined below.

If PM&G determines not to advance beyond the 51% following completion of Stage I, it may elect one of the following options:

•Participate at the 51 percent level or be diluted to a 30 percent interest by TLRS completing the Stage II activities as defined above or

•Reduce its interest to a 10% NPI or a 2% NSR payable in gold, or

•Sell its remaining interest in the Project to us at a price agreed between the parties following completion and evaluation of Stage I exploration, per terms of the Mutual ROFR defined below.

Mutual Right of First Refusal (ROFR) - The Agreement will include a mutual ROFR wherein either JV partner may acquire the other partner's interest at fair market value or as mutually agreed. Both partners will have a right to exercise the ROFR should either receive a 3rd party offer.

The Lookout Mountain project is located within our 23 square-mile Eureka property which is strategically located within the greater Eureka Mining District. The Eureka property is comprised of three extensive gold bearing structural trends. The Lookout Mountain project covers the western-most trend, which along with the southern part of the central Oswego trend will be included in the joint venture assets. The northern part of Oswego, and the eastern-most Windfall trend are not part of the joint venture. A detailed description and maps are available at http://timberlineresources.co/projects/.

A full updated technical report on the Lookout Mountain Project can be seen at http://timberlineresources.co/wp-content/uploads/2015/07/LookoutMt_-43-101_2013.pdf.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2019, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering, incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on January 24,2018
4.5	Form of Class G Warrant, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on February 19, 2019.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: May 14, 2019
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 14, 2019