Form 10-Q
period 2019-06-30
Timberline Resources Corp
filed 2019-08-14
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 EAST LAKESIDE AVENUE
COEUR D’ALENE, IDAHO	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	TLRS TBR	OTCQB TSX-V

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 13, 2019: 64,027,819

INDEX

Page

PART I — FINANCIAL INFORMATION 3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) 3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 35

ITEM 4. CONTROLS AND PROCEDURES 35

PART II — OTHER INFORMATION 36

ITEM 1. LEGAL PROCEEDINGS. 36

ITEM 1A. RISK FACTORS 36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. 36

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. 36

ITEM 4.  MINE SAFETY DISCLOSURES 36

ITEM 5.  OTHER INFORMATION 36

SIGNATURES 38

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets4

Consolidated statements of operations5

Consolidated statements of stockholders’ equity6

Consolidated statements of cash flows7

Notes to consolidated financial statements8 - 17

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$114,322	$110,736
Prepaid expenses and other current assets	44,098	44,782
TOTAL CURRENT ASSETS	158,420	155,518

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	15,079,636	14,926,417

OTHER ASSETS:
Reclamation bonds	307,286	307,286
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	312,986	312,986

TOTAL ASSETS	$15,551,042	$15,394,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,235	$110,134
Accrued expenses	100,665	42,166
Accrued payroll, benefits and taxes	61,057	32,295
Senior unsecured notes payable – net of discount	255,709	-
TOTAL CURRENT LIABILITIES	561,666	184,595

LONG-TERM LIABILITIES:
Asset retirement obligation	166,587	160,588
Payment obligation	178,533	198,806
Senior unsecured notes payable – net of discount	161,874	196,432
TOTAL LONG-TERM LIABILITIES	506,994	555,826

COMMITMENTS AND CONTINGENCIES (Notes 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 64,027,819 and 53,527,819 shares issued and outstanding, respectively	64,028	53,528
Additional paid-in capital	74,302,230	73,197,430
Accumulated deficit	(59,883,876)	(58,596,458)
TOTAL STOCKHOLDERS' EQUITY	14,482,382	14,654,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,551,042	$15,394,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018

OPERATING EXPENSES:
Mineral exploration	$312,960	$22,891	$612,987	$70,159
Abandonment of mineral rights	-	-	-	3,231,700
Salaries and benefits	49,326	89,044	120,987	403,564
Professional fees	56,924	27,662	219,456	128,233
Insurance expense	21,961	22,760	70,008	69,996
Other general and administrative	30,592	162,066	137,969	450,158
TOTAL OPERATING EXPENSES	471,763	324,423	1,161,407	4,353,810

LOSS FROM OPERATIONS	(471,763)	(324,423)	(1,161,407)	(4,353,810)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(64)	(884)	688	(973)
Interest expense	(48,018)	(4,011)	(126,710)	(14,125)
Miscellaneous other income	4	-	11	14,633
TOTAL OTHER INCOME (EXPENSE)	(48,078)	(4,895)	(126,011)	(465)

LOSS BEFORE INCOME TAXES	(519,841)	(329,318)	(1,287,418)	(4,354,275)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(519,841)	$(329,318)	$(1,287,418)	$(4,354,275)

NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	61,511,335	40,478,.368	61,172,171	37,023,636

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500
Common stock and warrants issued for cash at $0.08 per unit	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	5,000	-	5,000
Warrants issued for joint venture to AGEI	-	-	176,000	-	176,000
Net loss	-	-	-	(549,653)	(549,653)
Balance, December 31, 2018	61,027,819	61,028	73,970,930	(59,146,111)	14,885,847
Common stock and warrants issued for cash at $0.08 per unit	2,000,000	2,000	158,000	-	160,000
Net loss	-	-	-	(217,924)	(217,924)
Balance, March 31, 2019	63,027,819	$63,028	$74,128,930	$(59,364,035)	$14,827,923
Common stock and warrants issued for cash at $0.08 per unit	1,000,000	1,000	79,000	-	80,000
Warrants issued with debt	-	-	94,300	-	94,300
Net Loss	-	-	-	(519,841)	(519,841)
Balance, June 30, 2019	64,027,819	$64,028	$74,302,230	$(59,883,876)	$14,482,382

Balance, September 30, 2017	33,146,952	$33,147	$70,408,144	$(53,538,664)	$16,902,627
Common stock and warrants issued for cash at $0.30 per unit	2,880,867	2,881	861,379	-	864,260
Issuance costs	-	-	(42,493)	-	(42,493)
Stock based compensation	-	-	15,000	-	15,000
Net loss	-	-	-	(329,162)	(329,162)
Balance, December 31, 2017	36,027,819	36,028	71,242,030	(53,867,826)	17,410,232
Stock based compensation	-	-	192,000	-	192,000
Net loss	-	-	-	(3,695,795)	(3,695,795)
Balance, March 31, 2018	36,027,819	$36,028	$71,434,030	$(57,563,621)	$13,906,437
Common stock and warrants issued for cash at $0.08 per unit	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	16,000	-	16,000
Net loss	-	-	-	(329,318)	(329,318)
Balance, June 30, 2018	43,527,819	$43,528	$72,042,530	$(57,892,939)	$14,193,119

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,287,418)	$(4,354,275)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	5,000	223,000
Abandonment of mineral properties	-	3,231,700
Accretion of asset retirement obligation	5,999	5,713
Amortization of debt discount	65,451	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	683	(246,364)
Deposits and other assets	-	4,050
Accounts receivable	-	2,633
Accounts payable	34,101	(62,662)
Accrued expenses	58,499	(1,984)
Accrued payroll, benefits and taxes	28,762	(52,038)
Net cash used by operating activities	(1,088,923)	(1,250,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, mineral rights and equipment	(54,000)	(71,500)
Proceeds from sale of property	-	100,000
Proceeds from lease of property	76,782	87,424
Net cash provided by investing activities	22,782	115,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units, net	840,000	1,421,767
Cash paid on payment obligation	(20,273)	(51,194)
Proceeds from senior unsecured notes payable and warrants	250,000	-
Net cash provided by financing activities	1,069,727	1,370,573

Net increase (decrease) in cash and cash equivalents	3,586	236,270

CASH AT BEGINNING OF PERIOD	110,736	67,154

CASH AT END OF PERIOD	$114,322	$303,424

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for purchase of mineral properties	$176,000	$-
Warrants issued with debt financing	94,300	-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

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

Basis of Presentation - The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

b. New Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the consolidated financial statements for its fiscal year beginning October 1, 2019.

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

JUNE 30, 2019 (Unaudited)

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

e. Royalties – Royalty payments received on properties are offset to Property and mineral rights to the extent that basis in those properties is available to do so. When basis in not available, royalties are recognized as income on the Consolidated Statements of Operations. Royalties received during the nine months and quarter ended June 30, 2019 were offset to property basis.

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

At June 30, 2019 and September 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

The carrying amounts of financial instruments, including senior unsecured notes payable, approximate fair value at June 30, 2019 and September 30, 2018.

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

k. Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, asset retirement obligations, and stock-based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

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

JUNE 30, 2019 (Unaudited)

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

p. Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the three- and nine-month periods ended June 30, 2019 and 2018, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

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

The dilutive effect of convertible and outstanding securities as of June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Stock options	3,280,000	3,180,000
Warrants	45,489,967	28,340,873
Total potential dilution	48,769,967	31,520,873

At June 30, 2019 and 2018, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at June 30, 2019 and September 30, 2018, respectively:

	Expected Useful Lives (years)	June 30, 2019	September 30, 2018

Mineral rights – Eureka	-	$13,656,159	$13,678,940
Mineral rights – Elder Creek	-	1,322,000	1,146,000
Mineral rights – Other	-	50,000	50,000
Total mineral rights		15,028,159	14,874,940

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$15,079,636	$14,926,417

Depreciation expense for the three- and nine-month periods ended June 30, 2019 and 2018, was nil and nil, respectively.

During the year ended September 30, 2018, the Company’s management and Board of Directors determined that certain payments received by the Company from a party of interest in two of the Company’s leases beginning in August 2017, which had been held and not recorded as royalty income or deposited pending an expected resolution of circumstances relating to two historic leases at the Company’s Eureka property, should be deposited. The payments had been received from a third party with whom the Company is in discussions to resolve matters that had been under negotiation since the Company acquired the Eureka property in 2010. The total amount of these payments received for the quarter ended June 30, 2019 were $25,664 and $76,782 for the nine-month period ended June 30, 2019. Monthly payments in the amount of approximately $8,500 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved. These receipts are recorded as a reduction to property, mineral rights, and equipment.

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

In addition, the amendment to the Definitive Agreement required the Company to deliver to AGEI, subject to any required regulatory approval, an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the earlier of the following occurs: (i) the Company enters into an arrangement with a funding partner for the advancement of the Elder Creek Joint Venture, or (ii) the Company met the 2018 work commitment of $500,000. The Company met the 2018 work commitment, and issued 5,000,000 Class G warrants, fair valued at $176,000 on the date the commitment was satisfied. (See Note 7 for valuation assumptions).

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Joint Venture on Lookout Mountain Gold Project:

On May 9, 2019, the Company entered into a non-binding Letter of Intent to form a joint venture (the “Agreement”) with PM & Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold project, located on the southern end of the Battle Mountain-Eureka Trend near Eureka, Nevada. A final Agreement received regulatory approval from the TSX Venture Exchange on July 27, 2019, subsequent to the close of the quarter ended June 30, 2019. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties executed a binding definitive joint venture agreement (the “Definitive Agreement”) on July 3, 2019 following completion of business and technical due diligence.

The Definitive Agreement calls for the Company’s partner PM&G to fund exploration and development activities in two stages for earned equity in the project. Timberline will contribute the claims that constitute the Lookout Mountain project and adjacent historic Oswego Mine area (the “Project”) to the joint venture company in exchange for its ownership position. Timberline will manage the joint venture at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

Subsequent to June 30, 2019, and concurrent with completion of the Agreement, PM&G also participated in investment in a private placement in Timberline at an above-market price to acquire 4.99% of Timberline’s common shares. The placement will include the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings and includes a full warrant for a period of 3 years.

Stage I – Earn 51%: PM&G will earn 51% of the Project in consideration of incurring exploration expenditures of $6 million dollars to be directed towards advance of the low-grade oxide and high-grade oxide and refractory mineralization over a two-year period. The primary focus of the expenditure will seek to identify any near-term production potential (oxide/high-grade mineralization). This exploration will also test expansion of both high-grade and oxide mineralization outside the defined resource. The plan and effort have been developed and agreed upon through a joint Management Committee appointed by the Company and PM&G.

Stage II – Earn 70%: PM&G will earn a 70% interest in the Project when a bankable feasibility study is completed. PM&G would fund tasks at its sole expense to support the feasibility study including initiating permitting, metallurgical studies, trade-off studies, and other technical work deemed reasonable and appropriate, along with annual holding fees if Stage I has been completed. Work towards the feasibility study will be completed within 3 years of completing Stage I or as mutually agreed upon by both companies. To ensure the Project continues to advance, the Technical Committee will prepare an annual budget to implement prudent and appropriate activities.

Timberline Option to Participate 51- 49%: – When the $6 million expenditure is reached (Stage I), Timberline has the option to participate in subsequent expenditures at the 49% level. Should Timberline determine to participate, all future costs incurred to bring the Project to production will be split on a pro-rata basis.

If Timberline should choose not to participate, the Company will be further diluted and PM&G will earn 70% ownership by completing the above activities defined as Stage II.

Timberline Option to Participate 70 – 30%: At the end of Stage II, Timberline may elect to participate in subsequent expenditures at the 30% level or may elect one of the following options:

•Reduce its interest to a 10% net profit interest (“NPI”) or a 2% net smelter royalty (“NSR”), or

•Sell its remaining interest in the Project to PM&G at a price agreed between the parties following completion and evaluation of Stage I and Stage II exploration, per terms of the Mutual Right of First Refusal (“ROFR”) defined below.

If PM&G determines not to advance beyond the 51% following completion of Stage I, it may elect one of the following options:

•Participate at the 51 percent level or be diluted to a 30 percent interest by TLRS completing the Stage II activities as defined above or

•Reduce its interest to a 10% NPI or a 2% NSR payable in gold, or

•Sell its remaining interest in the Project to Timberline at a price agreed between the parties following completion and evaluation of Stage I exploration, per terms of the Mutual ROFR defined below.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Mutual Right of First Refusal (ROFR) – The Agreement will include a mutual ROFR wherein either JV partner may acquire the other partner’s interest at fair market value or as mutually agreed. Both partners will have a right to exercise the ROFR should either receive a 3rd party offer.

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

During the quarters ended March 31, 2019 and June 30, 2019, three executive officers participated in private placement offerings of Units of the Company, purchasing 1,100,000 units for total proceeds of $88,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class H Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until March 22, 2022. The participation of the executive officers of the Company in these private placements was done at the same terms as the other investors in the private placement offerings. The Board of Directors approved the insiders’ participation in the private placements.

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the Wells Fargo Bank prime rate (5.25% at June 30, 2019), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, borrowings or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

During the quarter and nine months ended June 30, 2019, the Company paid $30,000 (5% of the $600,000 private placement) to the Creditor, which included $9,727 of interest. The balance of the Payment Obligation at June 30, 2019 and September 30, 2018 was $178,533 and $198,806, respectively. At June 30, 2019, an additional $4,000 is due and payable (5% of the $80,000 private placement) to the Creditor, which will be applied to accrued interest payable when paid.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $19,462 amortized to interest expense in the quarter ended June 30, 2019 and $59,277 for the nine months ended June 30, 2019. At June 30, 2019, the note payable was $255,709, net of the unamortized discount of $44,291.

On May 8, 2019, the Company entered into an additional binding loan agreement and promissory note with William Matlack. Under the loan agreement, the Lender loaned the Company $250,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on November 7, 2020, but may be repaid early without penalty.

Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,543,600 non-transferrable Series I Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.07, with a term of eighteen months, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $6,174 amortized to interest expense in the quarter and nine months ended June 30, 2019. At June 30, 2019, the note payable was $161,874, net of the unamortized discount of $88,126.

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

On March 29, 2019, the Company closed the sale of 2,000,000 Units, the first tranche of a private placement offering of up to 7,500,000 Units of the Company at a price of $0.08 per Unit, for total proceeds of $160,000. Each Unit of the offering consists of one share of common stock of the Company and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until March 30, 2022. As a result, 2,000,000 shares of the Company’s common stock and 2,000,000 Warrants were issued.

On June 14, 2019, the Company closed the sale of 1,000,000 Units, the second tranche of a private placement offering of up to 7,500,000 Units of the Company at a price of $0.08 per Unit, for total proceeds of $80,000. Each Unit of the offering consists of one share of common stock of the Company and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until March 30, 2022. As a result, 1,000,000 shares of the Company’s common stock and 1,000,000 Warrants were issued.

Warrants

During the nine-month period ended June 30, 2019, 18,843,600 warrants were issued, 7,500,000, 2,000,000 and 800,000 pursuant to the private placement offerings, 3,543,600 issued pursuant to the Senior unsecured note payable, and another 5,000,000 warrants issued to AGEI under the terms of the Elder Creek purchase of mineral rights (See Note 3).

The fair value of the 5,000,000 warrants issued in connection with the purchase of mineral rights was estimated at $176,000 on the date of issuance. The fair value of the 3,543,600 warrants issued with a Senior unsecured note payable was $151,400 (with a relative fair value of $94,300) on the date of issuance. The fair value of warrants was determined with a Black-Scholes option-pricing model. The assumptions used to calculate fair values are noted in the following table:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Warrants Issued During the Nine Months Ended June 30, 2019
Expected volatility	137.4% - 138.5%
Stock price on date of grant	$0.06 - $0.07
Exercise price	$0.07 - $0.24
Expected dividends	-
Expected term (in years)	1.5 - 3
Risk-free rate	2.26% –2.46%
Expected forfeiture rate	0%

On May 31, 2019, 9,960,006 3-year Class A warrants expired. There were 45,489,967 and 36,606,373 warrants outstanding as of June 30, 2019 and September 30, 2018, respectively. The warrants expire from January 31, 2020 through March 22, 2022. The weighted average exercise price was $0.21 and $0.26 as of June 30, 2019 and September 30, 2018, respectively.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There is no preferred stock issued as of June 30, 2019.

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

During the quarter ended December 31, 2018, the Board of Directors agreed to issue 100,000 stock options to the Chief Financial Officer. The fair value of the option awards granted during the quarter ended December 31, 2018 was $5,000 and measured on the date of the issuance with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Option Obligation Matured During Quarter Ended December 31, 2018
Expected volatility	137.4%
Stock price on date of grant	$ 0.06
Exercise price	$ 0.10
Expected dividends	-
Expected term (in years)	5
Risk-free rate	2.46%
Expected forfeiture rate	0%

During the nine-month period ended June 30, 2019, 100,000 options were terminated as a result of the resignation of a member of the Board of Directors.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

The following is a summary of options issued and outstanding at June 30, 2018:

	2018 Options	Weighted Average Exercise Price
Outstanding at September 30, 2017	2,233,334	$0.41
Issued	1,900,000	0.16
Expired	(853,334)	(0.43)
Outstanding and exercisable at June 30, 2018	3,280,000	$0.26

Average remaining contractual term of options outstanding and exercisable at June 30, 2018 (years)		3.74

The aggregate of options exercisable as of June 30, 2018 had an intrinsic value of nil, based on the closing price of $0.17 per share of the Company’s common stock on June 30, 2018.

The following is a summary of options issued and outstanding at June 30, 2019:

	2019 Options	Weighted Average Exercise Price

Outstanding at September 30, 2018	3,280,000	$0.26
Issued	100,000	0.10
Terminated	(100,000)	(0.10)
Outstanding and exercisable at June 30, 2019	3,280,000	$0.26

Average remaining contractual term of options outstanding and exercisable at June 30, 2019 (years)		3.26

The aggregate of options exercisable as of June 30, 2019 had an intrinsic value of nil, based on the closing price of $0.08 per share of the Company’s common stock on June 28, 2019.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Real Estate Lease Commitments

As of June 30, 2019, the Company has real estate lease commitments for certain mineral properties totaling $82,000. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis. Lease expense for mineral exploration and real estate lease expense is included in the following line items in the Consolidated Balance Sheets and Consolidated Statements of Operations:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Mineral property purchases	$18,000	$18,000	$36,000	$36,000
Mineral exploration expenses	3,900	6,900	7,800	32,700
Other general and administrative expenses	10,500	10,500	21,000	31,500
Total	$32,400	$35,400	$64,800	$100,200

NOTE 10 – SUBSEQUENT EVENTS:

On July 11, 2019, the Company entered into the Definitive Agreement to form the joint venture with PM & Gold Mines, Inc. (“PM&G” and together with Timberline, the “JV Partners”) whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project in Nevada (the “Project”) pursuant to a limited liability company agreement (the “Agreement”). Pursuant to the Agreement, PM&G can earn an initial 51% interest in the project, which is located on the southern end of the Battle Mountain-Eureka Trend, by expending $6 million on exploration and development over a 2-year period.

In connection with the Agreement as approved by the TSX Venture Exchange, further to Timberline’s February 8, 2019 news release announcing a $500,000 non-brokered private placement of Timberline units at a price of $0.08 per unit (the “Offering”), PM&G has subscribed for a 4.99% ownership position in the Company under the Offering. Pursuant to additional Offering subscriptions received, the Company closed the Offering on a fully subscribed basis following TSX Venture Exchange approval of the Offering and Agreement. Total shares issued under the Agreement was 3,367,441, with a like number of warrants, for cash proceeds of $269,395.

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

Elder Creek Project

On August 14, 2018, we finalized the acquisition of the Elder Creek property as part of a two-property acquisition from Americas Gold Exploration Inc. to purchase the latter’s rights, title and interest in, to, and under the Elder Creek Joint Venture (JV Agreement) with a subsidiary of McEwen Mining (McEwen). The Elder Creek property is located in northern

Nevada, 8 miles west-northwest of Battle Mountain in Lander and Humboldt Counties immediately west of Battle Mountain (Figure 1). The project lies within the Battle Mountain mining district, covers approximately 9,600 acres (15 miles square) and includes 583 unpatented lode mining claims.

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

Elder Creek Project:

Timberline’s Elder Creek and adjacent Paiute copper-gold properties lie within the prolific Battle Mountain District of Nevada, approximately 11 miles (18 km) north of Newmont’s Phoenix mining complex (Figure 1). Data compiled from over 40-plus years of exploration on the property documents only shallow, historic drilling within a pronounced magnetic low considered to be the core of a large porphyry copper-gold hydrothermal system. Furthermore, only shallow drilling occurred along the north and northeastern magnetic zone and primarily targeted gold. Geologic and geophysical characteristics and rock geochemical sampling results evident at Elder Creek (see press release dated June 18, 2018 at http://timberlineresources.co/press-releases/) are common to major porphyry copper deposits.

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

Figure 2. Elder Creek Project Area Geology, Alteration Zoning, and IP Anomaly

N
RCEC18-01
PDH-2
PDH-3
Figure 2: Cross Section
CCEC18-02
RCEC19-01
PDH-4
490000
491000
492000
493000
494000
4505000
4504000
4503000
4502000
4501000
4500000
0 0.25 0.5 Miles
0 500 1,000 Meters
Elder Creek Claim Area
2018 IP Anomaly Area
2018 Completed IP Lines
Porphyry-style Quartz Veins
Hydrothermal Biotite (mod-str)
Limit of Biotite
Mag Donut
Fault
Breccia
Colluvium
Porphyry
Granodiorite
Valmy Fm
Harmony Fm
Drill Hole No.
RC(CC)EC18-02
RCEC18-01
RCEC19-01
Proposed Drill Holes
Timberline RESOURCES
Elder Creek Project
Geology, Alteration & IP Geophysics
Scale: 1 inch = 1,766 feet
Date: 7/8/2019
Datum: NAD 1983 UTM Zone 11N
Document Name: 20190702 Elder Creek_Geol-Altn-IP Geophy

Since acquiring the project, we have completed four drill holes within the multi-stage hydrothermal system. The first hole, RCEC18-01, was drilled by reverse circulation (RC) at the Valmy pit copper oxide occurrence (Figure 2). It intersected hornfels after Harmony Formation shales and arkosic quartzite, and porphyritic intrusive rock, and contains 0.21% copper over its entire 500 foot (152 m) length, including 0.44% copper over 110 feet (34 m), and 0.55% copper, 0.331 g/t gold and 13 g/t silver over 15 feet (4.6m), and bottomed in strong mineralization (Table 1).

Table 1. Summary of Elder Creek 2018 7 2019 Drilling Results

Drill Hole	From (feet)	To (feet)	Total (feet)	From (meters)	To (meters)	Total (meters)	Cu (%)	Mo (ppm)	Au (g/t)	Ag (g/t)
2019, Phase II Drilling
RCEC 19-01	270	1960	1690	82.3	597.6	515.3	0.07	212		2
including:	475	680	205	144.8	207.3	62.5	0.12	222		4
	1115	1180	65	339.9	359.8	19.9	0.25	181		5
	1615	1630	15	492.4	497.0	7.6	0.21	233		5
2018, Phase I Drilling
RCEC 18-01	0	500	500	0	152.4	152.4	0.21	145	–	3
including:	160	270	110	48.8	82.3	33.5	0.44	181	–	5
	195	210	15	59.5	64.0	4.6	0.55	132	0.33	13
CCEC 18-02	840	1497	657	256.1	456.4	200.3	0.15	730	–	4
including:	1313.5	1360	46.5	400.5	414.6	14.2	1.20	3100	0.13	26

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

In follow-up to successful drilling at the initial two sites at Elder Creek, we contracted Zonge Geophysics of Reno, Nevada to complete an Induced Polarization/Resistivity (“IP”) survey (Figure 2). The survey was designed to characterize the rocks for signatures associated with concentration of sulfides (IP), associated silicification (Resistivity) as hydrothermal alteration, and identification of major fault zones within the project area.

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

Figure 4. Line 3600N IP Chargeability Anomaly and Drill Hole CCEC18-02 and Historic Drill Holes

Near the north end of the survey area, our drilling in hole RCEC18-01 between IP Line 4400N and Line 4800N (Figure 2) was terminated at 152 m (500 feet) due to difficult drilling conditions and did not effectively penetrate the IP anomaly. Nonetheless, drilling intersected 34 m (110 feet) of 0.44% copper in near-surface, altered hornfels within a broader interval (152 m; 500 feet) of 0.21% copper (see press release dated September 27, 2018 at http://timberlineresources.co/press-releases/), much of which is oxidized. The IP anomaly in this area is considered to remain untested by drilling.

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

A fourth drill hole, reverse circulation (RC) hole RCEC19-01 was drilled to a depth of 1,960 feet (600 meters) to target the core of the IP/resistivity (IP) geophysical anomaly identified in December, 2018 (Figure 2)(see press release dated July 9, 2019 at http://timberlineresources.co/press-releases/).

RCEC19-01 intercepted approximately 590 feet (180 m) of intensely stockwork quartz-veined, altered (quartz-biotite ± sericite) Harmony Formation quartzite and hornfels and an underlying thick section of 1,361 ft (415 m) of intensely-altered, quartz-feldspar, variably porphyritic intrusive rock (Figure 5). Alteration of the intrusion is dominated by quartz-sericite with variable chlorite and biotite. Porphyry style mineralization is visible throughout and is especially notable within the intrusive phase as pyrite-chalcopyrite ± molybdenite, with anomalous copper, molybdenum, and silver (Table 1).

Phase I drilling of two holes (Figure 1) in 2018 intercepted material amounts of copper-molybdenum-gold-silver mineralization over long intervals (Table 1). These holes were later determined to be located within (Hole RCEC18-01) and on the periphery of (CCEC18-02) the IP anomaly (Figure 2) identified by the geophysical survey later that year.

Figure 5. Cross Section Line 3600N showing Hole RCEC19-01 drill test of IP Chargeability Anomaly

Relative to Hole CCEC18-02, RCEC19-01 intercepted a much thicker section of porphyry-style altered intrusive rock (Figure 5), with notably increased quartz-sericite alteration and overall increased sulfide mineral content primarily as pyrite (iron sulfide). The distribution of increased sulfide content in RCEC19-01 relative to CCEC18-02 correlates well with the center of the IP anomaly, and the intrusive rock correlates well with magnetic and gravity signatures as previously reported (see Figures 5 and 6 of press release dated March 27, 2019 at http://timberlineresources.co/press-releases/). The intrusive rock is interpreted to represent an apophysis which extends upward from a large intrusion at depth. The distribution of sulfide minerals in the drill holes may reflect zoning within and along the margins of the intrusive apophysis as is common in mineralized porphyry systems.

Exploration Plans

Future drilling will include proposed drill holes testing the margins of the intrusive phases. The project is fully pending available financing, geophysics and drilling will resume in the fourth calendar quarter of 2019.

In addition to Elder Creek, exploration is planned at the Paiute Project pending available financing. Drilling at Elder Creek and Paiute are fully permitted with the US Bureau of Land Management for an additional 43 sites, and 3 sites, respectively.

Drilling is also planned at Eureka as part of a fully-funded Joint Venture Agreement on Lookout Mountain project.

Our exploration plans and budgets are dependent upon the availability of capital. As financial markets improve and we are able to attract additional investment dollars, we will expand our exploration plans accordingly.

Joint Venture on Lookout Mountain Gold Project

On May 9, 2019, we entered into a non-binding Letter of Intent to form a joint venture (the “Agreement”) with PM & Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of our Lookout Mountain Gold project, located on the southern end of the Battle Mountain-Eureka Trend near Eureka, Nevada. A final Agreement received regulatory approval on July 27, 2019. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties executed a binding definitive joint venture agreement (the “Definitive Agreement”) on July 3, 2019 following completion of business and technical due diligence.

The Agreement calls for the Company’s partner PM&G to fund exploration and development activities in two stages for earned equity in the project. Timberline will contribute the claims that constitute the Lookout Mountain project and adjacent historic Oswego Mine area (the “Project”) to the joint venture company in exchange for its ownership position. Timberline will manage the joint venture at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

Concurrent with completion of the Agreement PM&G also participated in investment in a private placement in Timberline at an above-market price to acquire 4.99% of Timberline’s common shares. Total shares issued under the Agreement was 3,367,441, with a like number of warrants, for cash proceeds of $269,395.The placement includes the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings and includes a full warrant for a period of 3 years.

Stage I – Earn 51%: PM&G will earn 51% of the Project in consideration of incurring exploration expenditures of $6 million dollars to be directed towards advance of the low-grade oxide and high-grade oxide and refractory mineralization over a two-year period. The primary focus of the expenditure will seek to identify any near-term production potential (oxide/high-grade mineralization). This exploration will also test expansion of both high-grade and oxide mineralization outside the defined resource. The plan and effort have been developed and agreed upon through a joint Management Committee appointed by the Company and PM&G.

Stage II – Earn 70%: PM&G will earn a 70% interest in the Project when a bankable feasibility study is completed. PM&G would fund tasks at its sole expense to support the feasibility study including initiating permitting, metallurgical studies, trade-off studies, and other technical work deemed reasonable and appropriate, along with annual holding fees if Stage I has been completed. Work towards the feasibility study will be completed within 3 years of completing Stage I or as mutually agreed upon by both companies. To ensure the Project continues to advance, the Technical Committee will prepare an annual budget to implement prudent and appropriate activities.

Timberline Option to Participate 51- 49%: – When the $6 million expenditure is reached (Stage I), Timberline has the option to participate in subsequent expenditures at the 49% level. Should Timberline determine to participate, all future costs incurred to bring the Project to production will be split on a pro-rata basis.

If Timberline should choose not to participate, the Company will be further diluted and PM&G will earn 70% ownership by completing the above activities defined as Stage II.

Timberline Option to Participate 70 – 30%: At the end of Stage II Timberline may elect to participate in subsequent expenditures at the 30% level or may elect one of the following options:

•Reduce its interest to a 10% net profit interest (“NPI”) or a 2% net smelter royalty (“NSR”), or

•Sell its remaining interest in the Project to PM&G at a price agreed between the parties following completion and evaluation of Stage I and Stage II exploration, per terms of the Mutual Right of First Refusal (“ROFR”) defined below.

If PM&G determines not to advance beyond the 51% following completion of Stage I, it may elect one of the following options:

•Participate at the 51 percent level or be diluted to a 30 percent interest by TLRS completing the Stage II activities as defined above or

•Reduce its interest to a 10% NPI or a 2% NSR payable in gold, or

•Sell its remaining interest in the Project to Timberline at a price agreed between the parties following completion and evaluation of Stage I exploration, per terms of the Mutual ROFR defined below.

Mutual Right of First Refusal (ROFR) – The Agreement will include a mutual ROFR wherein either JV partner may acquire the other partner’s interest at fair market value or as mutually agreed. Both partners will have a right to exercise the ROFR should either receive a 3rd party offer.

The Lookout Mountain project lies within Timberline’s 23 square-mile Eureka property which is strategically located within the greater Eureka Mining District (see a detailed description and maps at http://timberlineresources.co/projects/). Lookout Mountain is a large “Carlin-style” gold-system with a defined gold resource (see Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013) and drill-indicated mineralization which extends over a north-south trend of approximately 3 miles (~ 5 km). High-grade gold mineralization near the historical open pit occurs on a northwest-southeast trend within the resource area and includes 17 intercepts ranging from 0.136 ounces gold per ton (“opt”) to 2.250 opt gold (Table 1) (see press release dated July 10, 2018 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, as well as variably carbonaceous collapse-breccias, and with orpiment and realgar (arsenic sulfides) (Figure 1) which are commonly found in many major Carlin-style gold deposits.

Completion of the Definitive Agreement will be subject to certain conditions, including receipt of all necessary regulatory approvals.

Timberline has previously reported a gold resource estimate at Lookout Mountain, which was prepared by Mine Development Associates (“MDA”) of Reno, Nevada. The MDA resource estimates are summarized below at the noted cut-off grades:

Lookout Mountain Gold Resource (2)(3)

Resource Category(1)	Short Tons	Metric Tonnes	Ounces of Gold per Ton (opt)	Grams of Gold per Tonne (g/t)	Gold Ounces
Measured	3,043,000	2,761,000	0.035	1.20	106,000
Indicated	25,897,000	23,493,000	0.016	0.55	402,000
Measured & Indicated	28,940,000	26,254,000	0.018	0.62	508,000
Inferred	11,709,000	10,622,000	0.012	0.41	141,000

Notes:

(1)0.006 opt (0.21 g/t) cut-off applied to oxidized material to capture mineralization potentially available to open pit extraction and heap leach processing. 0.030 opt (1.03 g/t) cut-off applied to unoxidized material to capture mineralization potentially available to open pit extraction and lower heap leach recoveries or sulfide processing.

(2)Rounding may cause apparent discrepancies.

(3)The effective date of the Lookout Mountain updated gold resources is February 20, 2013.

The full MDA Resource Estimate with various cut-off grades can be seen at http://timberlineresources.co/wp-content/uploads/2015/07/LookoutMt_-43-101_2013.pdf.

On July 11, 2019, we entered into the Definitive Agreement to form the joint venture with PM & Gold Mines, Inc. (“PM&G” and together with Timberline, the “JV Partners”) whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project in Nevada (the “Project”) pursuant to a limited liability company agreement (the “Agreement”) . Pursuant to the Agreement, PM&G can earn an initial 51% interest in the project, which is located on the southern end of the Battle Mountain-Eureka Trend, by expending $6 million on exploration and development over a 2-year period, as further described below.

In connection with the Agreement as approved by the TSX Venture Exchange, further to Timberline’s February 8, 2019 news release announcing a $500,000 non-brokered private placement of Timberline units at a price of $0.08 per unit (the “Offering”), PM&G has subscribed for a 4.99% ownership position in the Company under the Offering. Pursuant to additional Offering subscriptions received, the Company closed the Offering on a fully subscribed basis following TSX Venture Exchange approval of the Offering and Agreement.

Lookout Mountain Gold Mineralization

Table 1.  Representative High-Grade Gold Drill Intercepts from the Lookout Mountain Deposit

Drill Hole	From (feet)	Length (feet)(1)	Gold (opt)(2)	From (meters)	Length (meters)(1)	Gold (g/t) (2)
BH05-01	270	65	0.344	82.3	19.8	11.79
including	275	25	0.641	83.8	7.6	21.98
BH05-03	193	3	2.250	58.8	0.9	77.14
BH06-02	445	27	0.364	135.7	8.2	12.48
BH06-07	406	92	0.217	123.8	28.0	7.44
BH06-13	148	3	1.47	45.1	0.9	50.40
BR-19	220	15	0.323	67.1	4.6	11.07
BR-19	385	75	0.283	117.4	22.9	9.70
BR-26	440	20	0.323	134.1	6.1	11.07
RTR-134	415	55	0.345	126.5	16.8	11.83
RTR-180	365	10	0.345	111.3	3.0	11.83
RTR-181	365	15	0.197	111.3	4.6	6.75
RTR-258	500	10	0.430	152.4	3.0	14.74
BHSE-126C	31	15	0.967	9.5	4.6	33.15
BHSE-151C	506	8.6	1.023	154.3	2.6	35.07
BHSE-152	1,030	10	0.165	314.0	3.0	5.66

BSE-171	1,020	10	0.230	311.0	3.0	7.89
BHSE-172	900	40	0.136	82.3	19.8	11.79

(1)    Drill thickness – True widths of drill intercepts have not been determined
(2)    opt: oz gold / ton; g/t: grams/tonne
(3)    See press releases dated July 10, 2018 at http://timberlineresources.co/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

Timberline’s current gold resource estimate (Table 2) at Lookout Mountain, which was prepared by Mine Development Associates (“MDA”) of Reno, Nevada, includes:

Table 2. Lookout Mountain Gold Resource(1)(2)(3)

Resource Category	Tons	Tonnes	Gold (opt)	Gold (g/t)	Gold Ounces
Measured	3,043,000	2,761,000	0.035	1.20	106,000
Indicated	25,897,000	23,493,000	0.016	0.55	402,000
Measured & Indicated	28,940,000	26,254,000	0.018	0.62	508,000

Inferred	11,709,000	10,622,000	0.012	0.41	141,000

Notes:

1)006 opt (0.21 g/t) cut-off applied to oxidized material to capture mineralization potentially available to open pit extraction and heap leach processing. 0.030 opt (1.03 g/t) cut-off applied to unoxidized material to capture mineralization potentially available to open pit extraction and lower heap leach recoveries or sulfide processing.

2)Rounding may cause apparent discrepancies.

3)Refer to Updated Technical Report on the Lookout Mountain Project, MDA, effective March 1, 2013, Filed on SEDAR April 12, 2013.

The full MDA resource estimate with various cut-off grades can be seen at http://timberlineresources.co/wp-content/uploads/2015/07/LookoutMt_-43-101_2013.pdf.

Figure 1. High-Grade Gold Mineralized Drill Core from Lookout Mountain showing Collapse Breccia including Arsenic-sulfides (Realgar (red) and Orpiment (yellow)).

Results of Operations for the three and nine months ended June 30, 2019 and 2018

Consolidated Results

(US$)	Three Months Ended June 30,		Nine months Ended June 30,
	2019	2018	2019	2018
Exploration expenses:
Eureka	$ 306,483	$ 4,718	$ 581,680	$ 26,564
Talapoosa	-	2,062	-	27,416
Other exploration properties	6,477	16,111	31,307	16,179
Total exploration expenditures	312,960	22,891	612,987	70,159
Non-cash expenses:
Stock option expenses	-	16,000	5,000	223,000
Abandonment of mineral rights	-	-	-	3,231,700
Depreciation, amortization and accretion	2,032	1,935	5,999	5,713
Accretion of discount on senior note payable	25,636	-	65,451
Total non-cash expenses	27,668	17,935	76,450	3,460,413
Professional fees expenses	56,924	27,662	219,456	128,233
Insurance expenses	21,961	22,760	70,008	69,996
Salaries and benefits expenses	49,326	89,044	120,987	283,564
Interest and other (income) expense	48,078	4,895	126,011	465
Other general and administrative expenses	2,924	144,131	61,519	341,445
Net loss	$ 519,841	$ 329,318	$ 1,287,418	$ 4,354,275

Our consolidated net loss for the three months ended June 30, 2019 was $519,841, compared to a consolidated net loss of $329,318 for the three months ended June 30, 2018. The year-over-year increase in net loss is due to increased exploration expenses, accretion of discount on senior note payable, and increased professional fees and interest expense, offset by decreased non-cash stock option expense, salaries and benefits expenses, and other general and administrative expenses. Professional fees were higher and salaries and benefits were lower as a result of our Chief Financial Officer functions being outsourced to a firm with an internal reduction in employee headcount. Other general and administrative expenditures were lower in 2019 primarily related to the non-recurrence of consulting fees aimed at increasing our market exposure and supporting our marketing efforts during the quarter ended June 30, 2019. These same factors, and the abandonment of the Talapoosa property in 2018, drove a decrease in net loss for the nine-month period ended June 30, 2019. Exploration expenditures during the nine months ended June 30, 2019 increased compared to the same period in 2018 due to significant exploration activity performed on Elder Creek, a new property to us acquired in later quarters of 2018.

Subject to adequate funding in 2019, we expect to continue to incur exploration expenses for the advancement of Elder Creek and exploration at Eureka.

Financial Condition and Liquidity

At June 30, 2019, we had assets of $15,551,042, consisting of cash in the amount of $114,322; property, mineral rights and equipment of $15,079,636, net of depreciation, reclamation bonds of $307,286, and prepaid expenses, deposits and other assets in the amount of $49,798.

On June 30, 2019, we had total liabilities of $1,068,660 and total assets of $15,551,042. This compares to total liabilities of $740,421 and total assets of $15,394,921 on September 30, 2018. As of June 30, 2019, our liabilities consist of $166,587 for asset retirement obligations, $417,583 of senior unsecured note payable, net of discount, $178,533 of payment obligation, and $305,957 of trade payables and accrued liabilities. Of these liabilities, $561,666 are due within twelve months. The increase in liabilities compared to September 31, 2018 is largely due to the increase in senior unsecured notes payable and accounts payable and accrued liabilities, offset by a reduction in the payment obligation. The increase in total assets was due to additions to the Elder Creek property as a result of the fair value of warrants issued for the 2018 work requirement being met during the nine-month period ended June 30, 2019. Increases in cash and prepaid expenses also contributed to the increase in assets for the nine-month period ended June 30, 2019.

On June 30, 2019 we had negative working capital of $403,246 and stockholders’ equity of $14,482,382 compared to negative working capital of $29,077 and stockholders’ equity of $14,654,500 for the year ended September 30, 2018. Working capital experienced an unfavorable change because of a senior unsecured note payable becoming due within the coming 12 months and increases in accounts payable and accrued expenses, offset partially by an increase in cash associated with private placements of our equity and an increase in prepaid expenses.

During the quarter ended June 30, 2019, we used cash from operating activities of $1,088,923 compared to $1,250,227 used for the quarter ended June 30, 2018. Net loss of $1,287,418 for the nine-month period ended June 30, 2019 compared to net loss of $4,354,275 for the quarter ended June 30, 2018. The causal factors are disclosed in the comparative table above.

During the nine-month period ended June 30, 2019, cash of $22,782 was provided by investment activities, compared with cash provided of $115,924 for the nine-month period ended June 30, 2018. We paid $54,000 to purchase mineral properties, while receiving $76,782 for lease payments to us for company-owned mineral properties. During the nine-month period ended June 30, 2018, we paid $71,500 for mineral properties while receiving $100,000 for proceeds from the sale of property and $87,424 for lease payments to us for company-owned mineral properties.

During the nine-month period ended June 30, 2019, cash of $1,069,727 was provided by financing activities, compared to cash of $1,370,573 provided during the nine-month period ended June 30, 2018. For the nine-month period ended June 30, 2019, cash of $840,000 was provided through the sale of stock and warrants, net of offering costs, cash of $250,000 was provided from proceeds of long-term debt and warrants, and cash of $20,273 was used for payment of the payment obligation. This compares to cash of $1,421,767 provided through the sale of stock and warrants, net of offering costs, and $51,194 used for payment of the payment obligation for the nine-month period ended June 30, 2018.

During the nine-month period ended June 30, 2019, we closed the sale of two equity financings. We sold a total of 10,500,000 Units at a price of $0.08 per unit for net proceeds of $840,000.

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

At June 30, 2019, we had negative working capital of $403,246. As of the date of this Quarterly Report on Form 10-Q, we have approximately $561,666 outstanding in current liabilities and a cash balance of $114,322. Subsequent to the end of the quarter, we entered into a Joint Venture on the Lookout Mountain project, which will provide exploration funds, including land payment relief, and provided us cash for general corporate use. We do not anticipate that we will be able to continue as a going concern for the next twelve months without receiving significant additional financing. Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

On March 29, 2019, we closed the sale of the first tranche of a private placement offering of Units of the Company at a price of $0.08 per Unit. Each Unit consists of one share of our common stock and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of $0.14 per share until March 30, 2022. Accredited investors subscribed for 2,000,000 Units on a private placement basis at a price of $0.08 per unit for total proceeds of $160,000. The Offering is authorized for up to 7.5 million Units for a total of $600,000 was expected to close in April 2019, subject to the satisfaction of certain regulatory requirements.

On June 14, 2019, the Company closed the sale of 1,000,000 Units, the second tranche of a private placement offering of up to 7,500,000 Units of the Company at a price of $0.08 per Unit, for total proceeds of $80,000. Each Unit of the offering consists of one share of common stock of the Company and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until March 30, 2022. As a result, 1,000,000 shares of the Company’s common stock and 1,000,000 Warrants were issued.

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

Senior Unsecured Notes Payable:

On May 8, 2019, the Company entered into an additional binding loan agreement and promissory note with William Matlack. Under the loan agreement, the Lender loaned the Company $250,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on November 7, 2020, but may be repaid early without penalty.

Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,543,600 non-transferrable Series I Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.07, with a term of eighteen months, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $6,174 amortized to interest expense in the quarter and nine months ended June 30, 2019. At June 30, 2019, the note payable was $161,874, net of the unamortized discount of $88,126.

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

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on October 22, 2018. Our appointment of DeCoria, Maichel & Teague P.S. to serve as the Company’s independent registered public accounting firm for the 2019 fiscal year was ratified. The proposal to approve the adoption of the Timberline 2018 Stock and Incentive Plan was approved. The proposal to allow Americas Gold Exploration Inc. to purchase shares of common stock resulting in Don McDowell owning over 20% of the Company was approved. The proposal allows the Board of Directors to amend the Company’s Certificate of Incorporation to change the name of the Company was approved.

Subsequent Events

On July 11, 2019, the Company entered into the Definitive Agreement to form the joint venture with PM & Gold Mines, Inc. (“PM&G” and together with Timberline, the “JV Partners”) whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project in Nevada (the “Project”) pursuant to a limited liability company agreement (the “Agreement”) Pursuant to the Agreement, PM&G can earn an initial 51% interest in the project, which is located on the southern end of the Battle Mountain-Eureka Trend, by expending $6 million on exploration and development over a 2-year period, as further described below.

In connection with the Agreement as approved by the TSX Venture Exchange, further to Timberline’s February 8, 2019 news release announcing a $500,000 non-brokered private placement of Timberline units at a price of $0.08 per unit (the “Offering”), PM&G has subscribed for a 4.99% ownership position in the Company under the Offering. Pursuant to additional Offering subscriptions received, the Company closed the Offering on a fully subscribed basis following TSX Venture Exchange approval of the Offering and Agreement. Total shares issued under the Agreement was 3,367,441, with a like number of warrants, for cash proceeds of $269,395.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2019, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering, incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on January 24,2018
4.4*	Form of Series G Warrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: August 14, 2019
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2019