Form 10-K
period 2019-09-30
Timberline Resources Corp
filed 2020-01-10
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2019, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $2,494,199. This figure is based on the closing sale price of $0.06 per share of the Registrant’s common stock on March 29, 2019 on the OTCQB.

Number of shares of Common Stock outstanding as of January 10, 2020:  74,895,260

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

PART I5

ITEM 1. DESCRIPTION OF BUSINESS5

ITEM 1A.  RISK FACTORS9

ITEM 1B. UNRESOLVED STAFF COMMENTS18

ITEM 2. DESCRIPTION OF PROPERTIES18

ITEM 3. LEGAL PROCEEDINGS38

ITEM 4. MINE SAFETY DISCLOSURES38

PART II39

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES39

ITEM 6. SELECTED FINANCIAL DATA41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION41

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK46

ITEM 8. FINANCIAL STATEMENTS47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE68

ITEM 9A. CONTROLS AND PROCEDURES68

ITEM 9B. OTHER INFORMATION69

PART III70

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE70

ITEM 11. EXECUTIVE COMPENSATION73

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS76

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE78

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES79

PART IV81

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES81

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

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the various provisions of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•the establishment and estimates of mineralization and reserves;

•the grade of mineralization and reserves;

•anticipated expenditures and costs in our operations;

•planned exploration activities and the anticipated timing and outcomes of such exploration activities;

•planned production of technical reports, economic assessments and feasibility studies on our properties;

•plans and anticipated timing for obtaining permits and licenses for our properties;

•expected future financing and its anticipated outcome;

•plans and anticipated timing regarding production dates;

•anticipated gold and silver prices;

•anticipated liquidity to meet expected operating costs and capital requirements;

•our ability to obtain financing to fund our estimated expenditure and capital requirements; and

•factors expected to impact our results of operations.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks related to our limited operating history;

•risks related to our ability to continue as a going concern;

•risks related to our history of losses and our expectation of continued losses;

•risks related to our properties being in the exploration or, if warranted, development stage;

•risks related to our bringing our projects into production;

•risks related to our mineral operations being subject to government and environmental regulation;

•risks related to future legislation and administrative changes to mining laws;

•risks related to future legislation regarding climate change;

•risks related to our ability to obtain additional capital for exploration or to develop our reserves, if any;

•risks related to land reclamation requirements and costs;

•risks related to mineral exploration and development activities being inherently hazardous;

•risks related to our insurance coverage for operating risks;

•risks related to cost increases for our exploration and development projects;

•risks related to a shortage of skilled personnel, equipment and supplies adversely affecting our ability to operate;

•risks related to mineral resource and economic estimates;

•risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•risks related to the competitive industry of mineral exploration;

•risks related to our title and rights in our mineral properties;

•risks related to integration issues with acquisitions;

•risks related to our stock trading on the Over-the-Counter markets

•risks related to joint ventures and partnerships;

•risks related to potential conflicts of interest with our management;

•risks related to our dependence on key management;

•risks related to our Eureka, Elder Creek and other acquired growth projects;

•risks related to our business model;

•risks related to our participation in Lookout Mountain LLC with PM&Gold Mines, Inc.;

•risks related to evolving corporate governance standards for public companies;

•risks related to our Canadian regulatory requirements; and

•risks related to our shares of common stock or other securities.

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

On March 31, 2018, we did not make the required payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, as required by the Talapoosa Amended Agreement, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018. The termination of the Agreement and abandonment of the property, resulted in a $3.2 million write off of a Loss on abandonment of mineral rights.

In May 2018, we entered into a definitive agreement to acquire ownership interests in two joint venture agreements in Nevada from Americas Gold Exploration, Inc (“AGEI”). The acquisition includes a 73.7% interest in the Paiute property joint venture with Nevada Gold Mines LLC (“Nevada Gold”), and the opportunity to earn up to 65% ownership in the Elder Creek joint venture with McEwen Mining, Inc. The acquisition of the two joint venture ownership interests, at Elder Creek with McEwen Mining and at Paiute with Nevada Gold, from AGEI closed on August 14, 2018 for consideration of ten million shares of our common stock and five million warrants to purchase shares of our common stock. An additional five million warrants with the same terms are expected to be issued to AGEI, subject to certain achievements. Upon closing, we became the operator at both of these joint venture projects.

During the year ended September 30, 2019, the Company recognized an abandonment expense of $48,500 relating to two patented mining claims at in the New York Canyon area of the Eureka property that the Company had ceased making advance royalty payments on.

On June 28, 2019, we entered into a Limited Liability Company Agreement (the “LLC” and the “LLC Agreement”) with PM&Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of our Lookout Mountain Gold project, located on the southern end of the Battle Mountain-Eureka Trend near Eureka, Nevada. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The LLC Agreement calls for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline will contribute certain claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area (the “Project”) to the LLC in exchange for its ownership position.

Concurrent with completion of the Agreement, PM&G also participated in a private placement and acquired 3,367,441 shares, or 4.99%, of our common shares. The placement includes the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings. The initial interests in the LLC are 51% PM&G and 49% Timberline. PM&G’s contribution to the LLC must be earned-in. Timberline will manage the Project at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

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

We will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation). We may enter into joint venture agreements with other companies to fund further exploration and/or development work. It is our plan to focus on assembling a high-quality group of gold and silver exploration prospects using the experience and contacts of the management group. By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model. We will place geographic emphasis on the western United States, and Nevada in particular.

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

Portions of our mineral properties at September 30, 2019 are owned by third parties and leased to us, or carry a financial commitment from us, as outlined in the following table:

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres	3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.
Silverado	Silver International	10	100	1% NSR + $10,000 Annual lease payment
Seven Troughs	Slash, Inc.	302	4,030	2% NSR; 50-year lease term commencing December 31, 1975; no annual lease payments;
Elder Creek (McEwen Joint Venture Agreement)	McEwen Mining	583	9,600 acres	Joint Venture Earn-in Agreement; 51% ownership for $2.6 million spending over 4 years; ownership increased to 65% for an additional $2.5 million in work commitment
Paiute (ICBM JV with LAC Minerals)	Nevada Gold Mines by assignment from Nevada Gold as parent of LAC Minerals	65	1,343 acres

ICBM Joint Venture Earn-in; 60% ownership for $300,000 work commitment with standard dilution thereafter; historical expenditures by ICBM and Timberline combined bring current Timberline ownership to 75.4%.

Of the leased claims listed above, 373 of the Lookout Mountain claims and 6 of the Silverado claims have been transferred to Lookout Mountain LLC under the terms of the Lookout Mountain LLC Agreement with PM&Gold. All of the leases are contracts with varied terms which provide for us to earn an interest in the property. For additional information see “Item 2 - Description of Property” below.

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

For our prospects where drilling costs are reasonable and the likelihood of success seems favorable, we will undertake our own drilling. The target depths, the tenor of mineralization on the surface, and the general geology of the area are all factors that determine the risk as calculated by us in conducting a drilling operation. Mineral exploration is a research and development activity and is, by definition, a high-risk business that relies on numerous untested assumptions and variables. Accordingly, we make our decisions on a project-by-project basis. We do not have any steadfast formula that we apply in determining the reasonableness of drilling costs in comparison to the likelihood of success, i.e., in determining whether the probability of success seems “favorable.”

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

Our Employees

We are an exploration company and currently have 1 full-time employee. Management engages independent consultants under contract arrangements as necessary to execute on company strategies in the current financially challenging environment and expects to hire staff and additional management as necessary for implementation of our business plan.

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

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding. In 2017, gold traded between approximately $1,151 and $1,346 per ounce. In 2018, gold has traded between approximately $1,175 and $1,355 per ounce. In 2019, gold has traded between approximately $1,270 and $1,547 per ounce. The price of gold was $1,548 per ounce on January 3, 2020. All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2017, silver traded between approximately $15.22 and $18.56 per ounce. In 2018, silver has traded between approximately $13.97 and $17.52 per ounce. In 2019, silver has traded between approximately $14.38 and $19.42 per ounce. The price of silver was $18.21 per ounce on January 3, 2020. All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2019, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds.

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

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004. Since 2004 we have not yet established any mineral reserves. As a result, we have not had any revenues from our exploration division. However, we have had a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold reserves to support a commercial mining operation;

•the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, and processing facilities;

•the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;

•compliance with environmental and other governmental approval and permit requirements;

•the availability of funds to finance exploration, development, and construction activities, as warranted;

•potential opposition from non-governmental organizations, environmental groups, local groups, or local inhabitants which may delay or prevent development activities;

•potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and

•potential shortages of mineral processing, construction, and other facilities-related supplies.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•$1,657,283 for the year ended September 30, 2019;

•$5,057,794 for the year ended September 30, 2018; and

•$1,645,800 for the year ended September 30, 2017

We had an accumulated deficit of approximately $60.2 million as of September 30, 2019. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Risks Associated with Mining and Exploration

Our Elder Creek Project is subject to certain future work expenditure requirements in order for us to earn an ownership portion of the property. The underlying Elder Creek JV with McEwen which Timberline (assumed from AGEI) has an earn-in right as operator with terms of earn-in as follows:

•51% Earn-In for $2.6 M over 4 years by December 31, 2021, consisting of:

•Year 1: $100,000 One Time Cash Payment by May 17, 2018 amended to September 28, 2018 (completed)

•Year 1: $500,000 Work Commitment by December 31, 2018 (completed)

•Year 2: $500,000 Work Commitment by December 31, 2019 (completed)

•Year 3: $750,000 Work Commitment by December 31, 2020

•Year 4: $750,000 Work Commitment by December 31, 2021

•65% Earn-In for an additional $2.5M work commitment for a total of $5.1M over 6 years by December 31, 2023.

We have met the work commitments for the Year 1 obligation and those of Year 2 ended December 31, 2019. If we are unable to raise sufficient funds through capital raising activities or through bringing in a project partner prior to the payment date, we may not have sufficient funds to meet our other future work commitment obligations at the time they become due under the agreement terms. If we are unable to make the expenditures by the specified dates and we are unable to negotiate an extension or new terms, we would default under the earn-in agreement and risk having the project revert back to the current owner and our investments in the project would be lost, which could have a materially adverse impact on our financial condition and the value of our common stock.

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

Mining and mineral exploration involves various types of risks and hazards, including:

•environmental hazards;

•power outages;

•metallurgical and other processing problems;

•unusual or unexpected geological formations;

•personal injury, flooding, fire, explosions, cave-ins, landslides, and rock-bursts;

•inability to obtain suitable or adequate machinery, equipment, or labor;

•metals losses;

•fluctuations in exploration, development, and production costs;

•labor disputes;

•unanticipated variations in grade;

•mechanical equipment failure; and

•periodic interruptions due to inclement or hazardous weather conditions.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Allegiant Gold Ltd. (AUAU.V), NuLegacy Gold Corp (NUG.V), Otis Gold Corp. (OGLDF), Adamara Minerals Corp. (ADZ.V), Comstock Mining Inc. (LODE).

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

We may not realize the benefits of Eureka, Elder Creek, Paiute, Lookout Mountain, Seven Troughs and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral properties. We have four such project areas, including Eureka, Elder Creek, Paiute, Lookout Mountain and Seven Troughs. A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks, and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are also outstanding options and warrants granted that are exercisable into 48,769,967 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 42% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

We are subject to the continued listing criteria of the TSX-V and our failure to satisfy these criteria may result in delisting of our shares of common stock.

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

The Eureka property is situated in the southern part of the Eureka mining district of Eureka County, Nevada, within T19N, R53E and unsurveyed T17N and T18N, and R53E. The Eureka property is also within the bounds of the United States Geological Survey (“USGS”) 1:24,000-scale 7.5-minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

Property Description

The Eureka Project, which includes Lookout Mountain, Windfall and Oswego projects includes three structurally controlled zones of gold mineralization, each approximately 3- 4 miles (4.8-6.5 km) in strike length, all zones of which are open and will require additional in-fill and step-out drilling.

Historical production of gold in the district included approximately 112,000 oz at the Windfall Mine which began operation in 1975 (Russell, 2005). An additional 17,700 oz of gold was produced from the Lookout Mountain Pit which operated in 1987 (Cargill, 1988, Jonson, 1991).

The Eureka property has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

All unpatented mining claims on the Eureka property has been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

N
Elder Creek
Battle Mtn
Carlin
Wells
Winnemucca
Seven Troughs
Paiute
Lovelock
CARLIN TREND
Battle Mountain-Eureka Trend
Reno
Fallon
Austin
Eureka
Eureka
Ely
BATTLE MTN.-EUREKA TREND
Tonopah
WALKER LANE
Caliente
100
Miles
Las Vegas
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

Of the claims listed above, the 373 Lookout Mountain claims, the 108 South Ratto claims, 8 of the 16 South Rustler/W-Claims, 56 of the 111 unpatented Secret Canyon/Oswego claims and the 6 patented Secret Canyon/Oswego claims were transferred to Lookout Mountain LLC under the terms of the Lookout Mountain LLC agreement with PM&G. The 2 patented New York Canyon claims that were abandoned in fiscal 2019 have been removed from the table.

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

The Hamburg Ridge project is composed of the Hoosac, North Amselco, and South Rustler/W claim groups. The Hoosac and North Amselco claims are owned by us and are currently under lease to Royal Crescent Valley, LLC, a subsidiary of Royal Gold, Inc. During FY 2018, Royal Gold maintained BLM lease payments and Eureka County fees on the Hoosac and North Amselco claim groups. They also pay Timberline Advanced Minimum Royalty payments on a monthly basis. The South Rustler/W-Claims are owned by DFH Co.

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

Historical Exploration: 1970’s to 1990’s

The most significant exploration on the Eureka property has been the drilling programs mounted over recent years. Drilling on the Hoosac and Windfall claims date from Norse-Windfall (63 holes, 1970s-1980s), Amselco (8 holes, mid-1980s), Tenneco (18 holes, 1989-1991), Pathfinder (18 holes, 1993), and Pathfinder/Cambior (36 holes, 1995-1997). On the Lookout Mountain claim group, drilling programs began with Amselco (296 holes, 1978-1985) followed by the Windfall group (20 holes, 1986), EFL Gold Company (10 holes, 1990), Nevada Gold (40 holes, 1992-93), and Echo Bay (70 holes, 1994-95). The drilling programs were conducted concurrent with and guided by extensive geologic mapping, geochemical rock and soil sampling programs, and air and ground geophysics. Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury anomalies in soil and rock.

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

During the period 1992-1993, Nevada Gold completed geologic mapping, took more than 500 soil samples to expand and fill in Amselco’s soil grid, and drilled 42 widely spaced holes, primarily along Ratto Ridge. Drilling targeted favorable stratigraphy at depth near fault intersections. Nevada Gold discovered that geochemical anomalies are apparently controlled by E-NE and N-NW to NW trending cross structures which intersect the N-S trending Ratto Ridge Fault. Much of the Nevada Gold work focused on the potential in Cambrian Dunderberg Shale and Hamburg Dolomite east of the Ratto Ridge Fault, and potential in the Devonian Nevada Group, especially the Bartine Limestone west of the fault. Outcrops of Bartine Limestone in the area show weak gold mineralization, strong alteration, and anomalous pathfinder element geochemistry. Nevada Gold drilled 42 holes to a maximum depth of approximately 1,300 feet and encountered several gold intercepts.

Work by Nevada Gold also included air and ground geophysics and a stratigraphic and geochemical study in conjunction with geologic mapping to develop and prioritize several target areas. Approximately 800 rock samples were collected and had high-quality multi-element ICP, graphite furnace analyses at MB Associates in California, and ICP and neutron activation analysis at Activation Laboratories in Canada. However, geological and geochemical targets, or additional drilling in areas of known mineralization previously discovered by Amselco found insufficient mineralization to meet Nevada Gold’s objectives. It should be noted that the potential for mineralization west of the Ratto Ridge crest has not been explored adequately.

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

From 2005-2007 core drilling programs at Lookout Mountain completed by Staccato Gold provided data to better define stratigraphy in the higher-grade breccia-hosted gold zones at the Lookout Mountain pit and discovered new areas of mineralization. The core drilling and a drill hole re-logging program demonstrated the stratabound nature of gold mineralization in thick zones of collapse breccia within carbonate rock flanking the Ratto Ridge structural zone. Metallurgical and other technical characteristics of known mineralization were subsequently investigated at Lookout Mountain.

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

Results from the surface mapping program, review of historical production and geologic maps, and drilling indicate that high-grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderburg Shale. The 2009 drill program tested approximately 3,600 feet (1,097 m) of strike length of the Windfall fault zone with wide spaced drilling. The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet (5,182 m) based on historical data.

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

Lookout Mountain Exploration

We believe that the Eureka property has excellent potential for continued exploration success. The current Lookout Mountain mineralization is defined over a middle section of a mineralized structural corridor that extends up to 6 to 7 kilometers (3.7 to 4.3 miles) in strike length. This structure hosts several areas of drill-indicated mineralization, and the exploration potential in this corridor is strong, as evidenced by historical drilling, and soil and rock geochemical analyses. The Lookout Mountain mineralization itself is open for expansion at depth and along strike, especially to the south. Regionally, several other target areas also exist where historical production and exploration have occurred, but only limited systematic exploration has been conducted.

The Lookout Mountain project and Windfall project areas have now been mapped and sampled including a detailed program conducted over the main mineralized areas. The principal objectives of the mapping and sampling program were to characterize offsets along the main mineralized fault zones at Windfall and Lookout Mountain, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil anomalies. The mapping program, combined with surface sampling and acquisition of historical data, has provided a clearer understanding of the structures along the Ratto Ridge and Windfall areas, as well as identified several significant new exploration target areas.

Over 400 drill holes have been re-logged along Ratto Ridge at Lookout Mountain to ensure geologic consistency with surface mapping. Based on this work, new geologic cross sections and plans were constructed for the entire Lookout Mountain deposit. Geologic grade shells have also been built, and construction of a 3-D model of the geology based on the results of historical drill re-logging and mapping efforts was completed. This new work led to an updated mineral estimate that resolved past technical issues and provides a basis for potentially advancing the property following additional drilling.

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

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka property. Program objectives were to obtain sufficient data to prepare an NI 43-101 compliant technical report at Lookout Mountain, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets. In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

•16,675 feet (5,083 m) of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•46,965 feet (14,315 m) of reverse circulation (RC) drilling directed primarily at resource in-fill and definition drilling;

•Drill testing of high-grade sulfide lenses within the oxide mineralization to better understand the geologic controls and geometry;

•Additional testing activities, including metallurgical testing on core samples, channel sampling and bulk sampling within the historical Lookout Mountain pit, identification of additional exploration targets on the Eureka Property outside of the main Lookout Mountain Project area, and drilling and construction of additional groundwater monitoring wells.

An initial technical report entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, compliant with NI 43-101 (“2011 Technical Report”), was completed on May 2, 2011. The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101. The Technical Report details mineralization at the Lookout Mountain Project. In addition, significant exploration potential was noted.

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

Assay results from drilling during the 2012 and 2013 exploration program were incorporated into an NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on April 11, 2013 (“2013 Technical Report”).

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

In fiscal 2015, three holes were drilled at Lookout Mountain to confirm a previously recognized partial drill intercept of higher-grade gold mineralization at depth. This higher-grade mineralization is associated with the previously defined zone along Ratto Ridge of near-surface, low-grade gold mineralization. The four drill holes were offset approximately 140 feet from a single previous partial intercept. The geology in the holes is stratigraphically well correlated with gold intercepts occurring in mineralized variably carbonaceous collapse breccias similar to previous gold intercepts in the pyritic Dunderberg Shale-Hamburg Dolomite contact zone. The four intercepts are thought by Timberline geologists to be related to a higher-grade occurrence as recognized in many deeper levels of Carlin-type systems. Highlights of 2015 Lookout Mountain drilling include 65 feet (19.8 m) @ 0.09 ounces of gold per ton, including 25 feet (7.6 m) @ 0.14 opt in BHSE-171. Three of four recently drilled Lookout holes intercepted >3 g/t gold over lengths of approximately 15 to 5 feet (4.5 to 7.6 meters).

During the continued difficult commodities environment of fiscal year 2016 and 2017, we did not complete any drilling or field exploration activities on the Eureka Project. However, we have secured 19 historical mine-related workings including shafts, adits, and trenches to ensure public safety in compliance with State of Nevada Abandoned Mine Lands regulations. In addition, with field reviews, we did complete a reconciliation of BLM and Nevada state bond calculations with actual disturbed acreage. This process was subsequently completed in early fiscal year 2017. We also initiated reclamation of drill sites at Lookout Mountain which will, when completed, result in staged refunds of bond funds.

During fiscal year 2018, we completed a detailed geologic review and reinterpretation of the Lookout Mountain gold mineralization. Work focused on internal geologic modeling of 17 intercepts of high-grade (>0.136 opt & up to 2.250 opt) gold mineralization that is associated with extensive zones of structurally controlled fault- and gouge-breccias, as well as carbonaceous collapse-breccia (see Table below). The gold mineralization is associated with orpiment and realgar (arsenic sulfides), which are commonly found in many major Carlin-type gold deposits. This geologic review led to design and completion of a detailed gravity survey and further analysis of historical geophysical survey data. A detailed grid area around the historical Lookout Mountain open-pit area defined a circular gravity low approximately 1.25 miles (2 km) in diameter and bounded and cut by several complex internal structures. The west margin of the anomaly is coincident with jasperoid alteration and gold mineralization of the Lookout Mountain resource. The gravity anomaly is recognized to correlate well with reduced-to-pole airborne magnetics survey and geologic mapping. Major structures identified by magnetics and geologic mapping bound the gravity anomaly.

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

(2)Drill thickness - True widths of drill intercepts have not been determined

(2)See press releases dated July 10, 2018 at http://timberlineresources.com/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

Three lines of historical (1992) IP data at Lookout Mountain define three N-S trending anomalies which are partially coincident with the high-grade gold drill intercepts and fault structures. In addition, a single line of historical Controlled Source Audio Magneto-Telluric (CSAMT) data which crosses the Lookout Mountain historical open-pit area was also reviewed in the context of the recently collected gravity data. The gravity data coordinates well with structures identified in the CSAMT and with magnetic signatures and geologic mapping. In particular, the CSAMT data identify a high-resistivity feature spatially associated with jasperoid along the west boundary of an area of low resistivity interpreted to be a graben. The graben’s west boundary is extensively drilled and is approximately coincident the existing north-south trending gold resource at Lookout Mountain. The central portion of the graben contains a large, high-resistivity anomaly, which has only been tested locally on the west side by only four previously noted closely-spaced holes (BHSE-152, -171, -172, -173), all of which contain relatively high-grade gold. The gold is associated with vein-like and brecciated arsenic sulfides within carbonaceous breccia, above extensively altered (“sanded” and veined) limestone, and below altered shale. The east boundary fault, and other faults within the graben structure remain undrilled and represent priority target areas.

Windfall Exploration

In 2015, we also completed a six-hole RC drill program on the Windfall target. The drilling successfully tested the on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall. Six drill holes completed over a strike length of approximately 3,000 feet (914 m) intersected gold mineralization consistent with results from over 600 historical drill holes, highlighted by BHWF-40 which intersected 80 feet (24.9 m) at 0.09 opt of gold including a subsection of 20 feet (6.1 m) @ 0.26 opt of gold.

In 2018, additional field work focused on rock grab sampling combined with compilation of drilling data and geologic modeling, has traced a continuous zone of gold mineralization along a length of approximately 1.7 miles (2.7 km) in and between the historical Rustler, Windfall, and South Paroni pits. The sampling collected 40 rock chip samples. Highlights included 10 samples with greater than 1 g/t (0.029 opt) gold and 6 greater than 3 g/t (0.088 opt), up to a maximum of 13.1 g/t (0.382 opt). In total, 17 samples assayed greater than 0.250 g/t (0.007 opt), documenting the extensive zone of gold mineralization. These pits produced approximately 115,000 oz of gold from oxidized, near-surface ore and were among the first heap-leach mining operations in Nevada.

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

In 2018, company geologists generated and announced assay results for 54 rock samples collected at Oswego. Most notably, 9 grab samples were collected at approximately 20 feet (6 m) spacing over a 180-foot (55 m) section of road cut along a moderately east-dipping, strongly mineralized fault zone (the Road-Cut target). The assays averaged 0.4 ounces per ton (opt) gold. The Road-Cut target sits approximately 2,000 feet (610 m) east of the major graben-bounding fault structure associated with the Lookout Mountain gold resource. The relatively close proximity of the Road-Cut occurrence to structures associated with Lookout Mountain suggests a possible geologic connection.

The occurrence of wide-spread gold and silver mineralization in outcrop in the Oswego trend suggests the existence of a robust mineralizing system. Several rock formations on the trend are well-known as favorable hosts for large Carlin-type deposits in the region.

Lookout Mountain Gold Project:

On May 9, 2019, we entered into a non-binding Letter of Intent to form a Limited Liability Company (the “Agreement”) with PM&Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of our Lookout Mountain Gold project, located on the southern end of the Battle Mountain-Eureka Trend near Eureka, Nevada. A final Agreement received regulatory approval from the TSX Venture Exchange on July 27, 2019. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties executed a binding definitive Limited Liability Company Agreement (the “LLC” and the “LLC Agreement”) effective June 28, 2019 following completion of business and technical due diligence.

The LLC Agreement calls for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline will contribute certain claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area (the “Project”) to the LLC in exchange for its ownership position. Timberline will manage the project at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

Concurrent with completion of the Agreement, PM&G also participated in a private placement and acquired 3,367,441 shares, or 4.99%, of our common shares. The placement includes the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings. The initial interests in the LLC are 51% PM&G and 49% Timberline. PM&G’s contribution to the LLC must be earned-in as follows:

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

Mutual Right of First Refusal (“ROFR”) – The Agreement will include a mutual ROFR wherein either JV partner may acquire the other partner’s interest at fair market value or as mutually agreed. Both partners will have a right to exercise the ROFR should either receive a 3rd party offer.

Lookout Mountain Exploration Activities

Exploration activities on the Lookout Mountain project were initiated under the Earn-in Agreement in Q4 of FY2019. These activities included initiating a comprehensive re-logging of drill core in the vicinity of the historical Lookout Mountain open pit. Past core and rotary drilling has partially delineated an area of high-grade (defined as drill hole intercepts of ≥0.10 ounces/ton (opt) (3.43 grams/tonne (g/t)), Carlin-style gold mineralization in the Lookout Mountain historical open pit mine area, where 17,700 ounces of gold averaging 0.12 opt (4.11 g/t) were produced in 1987. These include 48 drill intercepts of ≥0.25 oz/ton ((8.6 gram/tonne (g/t), and 64 intercepts of 0.10 – 0.25 opt (3.4 – 8.6 g/t). The high-grade gold area as currently delineated extends approximately 1,000 feet (305 m) within the pit area and is open to the east and is 100-300 feet (30–91 m) wide. It includes relatively flat-lying to moderate dipping, high-grade zones at multiple elevations including some exposure in the historical pit. The gold mineralization is constrained at least in part by stratigraphy and zones of decalcified collapse breccias. The breccias locally contain orpiment and realgar (arsenic sulfides), which are commonly found in many major Carlin-style gold deposits.

In addition to relogging historical drill core, project land survey control was completed by a Nevada licensed land surveyor. The work was designed as part of a QAQC assessment of historical data with results to facilitate advancing the project spatial controls to standards required for mine planning, resource modelling and engineering.

Eureka Project Exploration Summary

There are no proven and probable reserves as defined under Guide 7 at the Eureka property, and our activities there remain exploratory in nature.

Our total exploration budget for the project for fiscal year 2020 is approximately $3,000,000 at Lookout Mountain which is to be funded by PM&G, and $125,000 for Windfall, not including land maintenance costs. The expenditures for this work program at Lookout Mountain are mandated by the JV agreement; expenditures at Windfall are discretionary and may be scaled back or not conducted at all, depending upon the availability of capital separate from the Lookout Mountain JV. For further details on the exploration budget for the Eureka Property, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Mineral Exploration – Exploration Plans and Budget.”

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

Numerous very small-scale historical prospecting and mining related developments including test pits, adits, shafts, and declines are present throughout the district including locally on the Elder Creek property. Production records are typically unknown for each of these developments.

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

Additional exploration in the 1960’s focused on geophysical targets and included multiple drill holes in and around S36, T33N, R43E. The drill holes discovered low-grade copper mineralization under pediment gravels where located within the north-northeastern, outer fringe of an annular magnetic anomaly that surrounds the porphyry system core. Also, in the 1960’s, Valmy Copper Corporation drilled five shallow holes that identified low-grade copper oxide mineralization from surface to 190- 330 feet deep along the inner edge of the annular magnetic anomaly. The reported copper grades were considered to be too low to warrant further exploration.

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

Drilling confirmed the presence of copper oxide and sulfides in the Valmy Copper Oxide Pit-area. Reverse circulation (RC) drill hole RCEC18-01 intersected 110 feet (34 meters) of 0.44% copper. The entire 500-foot (152 meters) hole averaged 0.21% copper, and bottomed in mineralization at 500 feet due to depth limitations of the rig (see Table below). It contains multiple intervals of anomalous copper with silver ± gold. These holes intersected continuous copper mineralization grading 0.2% to 0.3% from surface to their maximum depths of 200 to 300 feet. The hole successfully tested the grade and continuity of mineralization intersected in five shallow vertical holes drilled in 1967 when copper prices were $0.38/lb.

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

With the exploration success in 2018, Timberline contracted Zonge Geophysics of Reno, Nevada to complete a 10 km Induced Polarization (IP)/Resistivity survey at the property. The survey characterized the rocks for signatures associated with concentration of sulfides (IP), associated silicification (Resistivity) as hydrothermal alteration, and identification of major fault zones within the project area. The project is fully permitted with the BLM for additional drilling, which is planned after completion of the geophysical work.

The Induced Polarization /Resistivity (IP) geophysical survey was completed in late 2018 in follow-up to drilling of core hole CCEC18-02 and RCEC18-01. Key conclusions of the IP survey include:

•The IP maps a distinct body of sulfide mineralization ≥1,600 m long and 500 - 800 m wide within a very large (4 km) circular copper-molybdenum-gold-silver porphyry mineral system;

•The IP suggests that, although well mineralized, Timberline’s initial drill holes did not test the strongest part of the large mineral system. Furthermore, historical drilling was too shallow (typically <200m depth) to intersect the anomaly.

2019 Timberline Exploration

In follow-up to the 2018 drilling and IP results, reverse circulation (RC) hole RCEC19-01 was drilled in mid-2019 to a depth of 1,960 feet (600 meters) to target the heart of the IP/resistivity (IP) geophysical anomaly. RCEC19-01 intercepted approximately 590 feet (180 m) of intensely stockwork quartz-veined, altered (quartz-biotite ± sericite) Harmony Formation quartzite and hornfels and an underlying thick section of 1,361 ft (415 m) of intensely-altered, quartz-feldspar, variably porphyritic intrusive rock. Alteration of the intrusion is dominated by quartz-sericite with variable chlorite and biotite. Porphyry style mineralization is visible throughout and is especially notable within the intrusive phase as pyrite-chalcopyrite ± molybdenite, with anomalous copper, molybdenum, and silver as follows:

Drill Hole	From (feet)	To (feet)	Total (feet)	From (meters)	To (meters)	Total (meters)	Cu (%)	Mo (ppm)	Au (g/t)	Ag (g/t)
RCEC 19-01	270	1960	1690	82.3	597.6	515.3	0.07	212		2
including:	475	680	205	144.8	207.3	62.5	0.12	222		4
	1115	1180	65	339.9	359.8	19.9	0.25	181		5
	1615	1630	15	492.4	497.0	7.6	0.21	233		5

Management considered the initial drilling and geophysical program results at Elder Creek to be encouraging and to validate the presence of a large porphyry copper-type mineral system. Additional follow-up drilling has been completed in late 2019; the drilling intersected strong visible host-rock alteration and iron-copper-and molybdenum mineralization; all assays are pending.

ICBM (Paiute) Project

The ICBM Project (Timberline/Nevada Gold) is located 6.5 miles due west of Battle Mountain, in the Battle Mountain Mining District, Lander and Humboldt Counties, Nevada. The property consists of 1,346 acres (2.1 square miles) on BLM-administered lands.

Timberline originally acquired the project in 2010 through acquisition of Staccato Gold who controlled the project as a non-core asset along with the flagship Eureka Project. Staccato controlled the project through an earn-in joint venture (JV) agreement with Lac Minerals (LAC), a subsidiary of Nevada Gold. Timberline acted as operator of the project through November 2013 maintaining a 72% interest in the project, with Nevada Gold holding the remaining interest.

Historical exploration demonstrated that gold mineralization is present on the property in a style of mineralization currently being mined at Newmont’s Fortitude/Phoenix complex to the south. Recent analysis of historical data led to recognition that the property has porphyry copper-gold characteristics similar to Newmont’s nearby historical Copper Basin mine.

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

The underlying ICBM JV with LAC is an earn-in agreement and as a result of previous qualifying expenditures by Timberline, AGEI and previous owners, Timberline currently controls 75.4% ownership of the project. Terms of the continued earn-in are as follows:

•No mandatory work commitments are required

•As operator, Timberline proposes work budgets with a 30-day option for pro-rata participation by LAC.

•If LAC chooses to not participate, ownership dilutes on a pro-rata basis of $300,000 earn-in for 60% of the project.

•If dilution reaches 10% or less, LAC converts to a 2% NSR.

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

LAC relocated the claims in late 1992 and conducted basic field work in 1993 that included geologic mapping, rock and soil sampling, and ground magnetics. In late 1994 they completed a nine-hole reverse circulation drilling program to test the main soil anomalies on the property. One drill hole reported 20 feet (6.1 m) of 0.038 opt gold from 20 to 40 feet (6.1 - 12.2 m) that was associated with a narrow vein-like structure in the Harmony Formation.

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

To date, no historical or current resource estimates have been reported at the Paiute project.

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

At Paiute, the granodiorites and quartz monzonites intruded as high-level plugs, stocks, dikes and sills. Thermal metamorphism associated with the intrusions produced hornfels, quartzite and skarn in the Harmony Formation sediments. Hydrothermal alteration associated with the intrusions consists of argillization, silicification, quartz veining/stockwork that is accompanied by zones of hydrous iron oxides as fracture fillings, disseminations, and occasional gossans. Chlorite + actinolite occurs locally within quartz veins and may represent retrograde metamorphism. Quartz veining occurs throughout the project area and increases in intensity within the alteration zones.

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

1,283 soil samples and 301 rock samples have been collected by historical explorers in the Paiute project area and analyzed for 14-elements. Copper, gold, arsenic and bismuth trace element anomalies in soils and rocks occur along the N10-20°E structural zone. A north-northwesterly (N20°W)-trending zone of elevated copper and gold occurs where increased fracturing and actinolitic alteration of the rocks is spatially associated with intrusives near Pathfinder drill-hole 96-5.

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

2018-2019 Timberline Exploration

Exploration expenditures for FY 2018 were limited to geological field reviews, rock grab sampling and assays to characterize surface mineral showings. In addition, an application was submitted to the BLM with receipt thereafter of an approved Notice of Intent (NOI) to allow disturbance related to construction of drill roads and pads. The BLM approved the application and the property is fully permitted for road construction and drilling. FY2019 work continued data compilation and review in preparation for drilling planned for FY2020.

Seven Troughs District

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. Our acquired interest is primarily as lessee under the terms of 50-year lease, where the lessor is now a defunct company, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. We have the option to purchase one-half of the NSR production royalty for $1 million.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century. We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs. Since acquiring the property, we have initiated the compilation of historical mine workings data and completed limited geologic mapping, geochemical sampling, and spectrophotometry survey within the district. During 2014, the historical mine workings have been compiled into an electronic 3-D model. Exploration activity during 2015 was restricted to target development based on geologic data collected and compiled in 2014. Drilling is on hold until adequate available capital exists to fund a program.

As of September 30, 2019, we do not consider Seven Troughs to be a material property, and no material expenditures are planned at this time.

Wolfpack Gold Properties

With the acquisition of Wolfpack Gold (“WPG”), we acquired nine mineral properties in Nevada and one in California. We conducted a due diligence review on each property, including organization of the historical data and review of exploration work completed to-date. As of September 30, 2019, only claims on one property have been retained, as they are contiguous with our Eureka project.

In 2017, we sold our property and royalty interests in various unpatented claims that were under lease to Pershing Gold. In addition, we sold various other royalty interests that WPG had retained through previous transactions in four other properties.

As of September 30, 2019, we do not consider the remaining Wolfpack property to be a material property, and no material expenditures are planned at this time.

Summary

We believe the global economic environment and monetary climate continue to favor a relatively steady gold and copper price for the foreseeable future with potential for long-term price improvements. While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects, despite the current gold price and market volatility.

As a company, we are considering financing and strategic corporate opportunities with our focus on providing for the advancement of projects comprising our Lookout Mountain, Elder Creek and Paiute properties, and other property interests we may acquire. In addition, we believe that with appropriate funding, the Windfall project at our Eureka property can be advanced through drill testing on targets defined this year. Further potential will be developed with the advancement of new targets at Oswego. We believe that our management and our board of directors have the knowledge and experience to evaluate financing and strategic opportunities and to provide for the advancement of multiple projects

Overview of Regulatory, Economic and Environmental Issues

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

Environmental protection and remediation is an increasingly important part of mineral economics. Estimated future costs of reclamation or restoration of mined land are based principally on legal and regulatory requirements. Reclamation of affected areas after mining operations may cost millions of dollars. Often governmental permitting agencies are requiring multi-million-dollar bonds from mining companies prior to granting permits, to ensure that reclamation takes place. All environmental mitigation tends to decrease profitability of the mining operation, but these expenses are recognized as a cost of doing business by modern mining and exploration companies.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2019, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

	NYSE MKT / OTCQB(US$)		TSX-V (CDN$)
Period(1)	High	Low	High	Low

2019
First Quarter	$0.13	$0.06	$0.12	$0.08
Second Quarter	$0.08	$0.03	$0.11	$0.08
Third Quarter	$0.11	$0.06	$0.13	$0.10
Fourth Quarter	$0.10	$0.06	$0.11	$0.09

2018
First Quarter	$0.25	$0.13	$0.30	$0.17
Second Quarter	$0.15	$0.06	$0.21	$0.08
Third Quarter	$0.15	$0.07	$0.19	$0.10
Fourth Quarter	$0.11	$0.01	$0.13	$0.07

2017
First Quarter	$0.52	$0.21	$0.65	$0.32
Second Quarter	$0.51	$0.36	$0.69	$0.43
Third Quarter	$0.43	$0.29	$0.51	$0.36
Fourth Quarter	$0.32	$0.21	$0.41	$0.28

(1) Quarters indicate calendar year quarters.

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On December 31, 2019, the closing sale price for our common stock was USD$0.07 on the OTCQB and CDN$0.095 on December 31, 2019 on the TSX-V.

As of January 10, 2020, we had 74,895,260 shares of common stock issued and outstanding and approximately 800 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

The following summary information is presented as of September 30, 2019.

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

(1) See “Stock Incentive Plans,” above.

There were no options exercised during the years ended September 30, 2019 and September 30, 2018.

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

On March 12, 2015, we entered into a property option agreement with Gunpoint Exploration Ltd. (“Gunpoint”), which closed on March 31, 2015. Gunpoint granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in Gunpoint’s Talapoosa project in western Nevada. Pursuant to the agreement, we had the right to exercise the Option at any time beginning on March 31, 2015 and ending within thirty (30) months of March 12, 2015, unless sooner terminated. We completed a positive Preliminary Economic Assessment (“PEA”) on the Talapoosa project. On October 19, 2016, we amended the terms of the Option agreement (the “Amended Agreement”) with Gunpoint. The Amended Agreement still granted us an exclusive and irrevocable option (“Option”) to purchase a 100% interest in the Property in western Nevada. Pursuant to the Amended Agreement, we had the right to exercise the Option through March 31, 2018 (“Amended Option Period”), subject to certain interim payments and cumulative project expenditures. On March 31, 2017, we paid the Talapoosa option payment of $1 million, and on April 13, 2017, we issued 1 million common shares, both of which were interim payments due to a subsidiary of Gunpoint pursuant to our option agreement to acquire a 100% interest in the Talapoosa project in western Nevada. We did not make the required payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, as required by the Amended Agreement, and, therefore, the Amended Agreement was terminated per its terms on March 31, 2018. We have no future plans or obligations related to the Talapoosa project.

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

Exploration Plans and Budgets

Our exploration focus during fiscal 2020 is on the Elder Creek, Paiute and Lookout Mountain projects.

Elder Creek Project:

Management considered the initial drilling and geophysical program results at Elder Creek to be encouraging and to validate the presence of a large porphyry copper-type mineral system.  Additional follow-up drilling has been completed in late 2019; the drilling intersected strong visible host-rock alteration and iron-copper-and molybdenum mineralization including:

•Valmy Cu-Oxide Target:  Drill holes RCEC18-01, 19-02, 19-03, and 19-04 intersected mineralization including 0.22% Cu over 185 ft (56.4 m) to 0.44% Cu over 110 ft (33.5 m) within heterolithic breccia.

•Primary Copper Porphyry Breccia Target:   Drill hole RCEC 19-05 intersected porphyry-style Cu-Au-Ag mineralization including 305 feet (ft) (93 meters (m)) from 250-555 ft (76.2-169.2m) @ 0.25% Cu, 0.083 g/t Au, and 9 g/t Ag.  The drill hole bottomed in Cu mineralization at a total depth of 555 ft (169.2 m).

Paiute Project:

Subsequent to the end of FY2019, two drill holes have been completed at the Paiute Project.  Drill hole PCRC19-01 targeted the gold-silver structural zone and was drilled to a depth of 665ft (202.7 m) and intercepted highly silicified Harmony Formation and Tertiary granodiorite intrusive.  Hole PCRC19-02 was drilled as a twin to historical hole ICBM96-05 which bottomed at 585 ft (178.4m) in 15.1 ft (4.6m) @ 1.24 g/t Au and visible copper sulfides.  The twin hole was drilled to 710 ft (216.5 m) and intercepted interlayered silicified hornfels and Tertiary granodiorite intrusive.  Both drill holes intercepted notable gold mineralization as summarized below:

Drill	From	To	Total*	From	To	Total	Au	Au
Hole	(feet)	(feet)	(feet)	(meters)	(meters)	(meters)	(g/t)	(oz/ton)
PCRC 19-01	295	320	25	89.9	97.6	7.6	0.270	0.008
	340	420	80	103.7	128.0	24.4	0.442	0.013
	510	520	10	155.5	158.5	3.0	0.395	0.012
				0.0	0.0	0.0		0.000
PCRC 19-02	0	40	40	0.0	12.2	12.2	0.616	0.018
	110	140	30	33.5	42.7	9.1	0.488	0.014
	150	230	80	45.7	70.1	24.4	0.514	0.015
Including	190	215	25	57.9	65.5	7.6	1.123	0.033
	280	390	110	85.4	118.9	33.5	0.359	0.010
	490	500	10	149.4	152.4	3.0	0.511	0.015
	555	600	45	169.2	182.9	13.7	0.198	0.006
	610	710	100	186.0	216.5	30.5	0.305	0.009

Our exploration plans and budgets for 2020 are dependent upon the availability of capital.

Lookout Mountain Gold Project:

Exploration planned for FY2020 at Lookout Mountain will be conducted by Lookout Mountain LLC, an LLC formed with PM&G for the exploration and advancement of the Lookout Mountain property, and is budgeted for $3,000,000. Exploration will be focused on drilling to test continuity of stratiform and structural (fault)-defined high-grade mineralized zones.  In addition, step-out reverse circulation drilling will test for shallow oxide gold mineralization to the immediate north of the historical pit and will also test to expand high grade mineralization east of the pit.

Results of Operations for Years Ended September 30, 2019 and 2018

Consolidated Results

	Year Ended September 30,
	2019	2018
Exploration expenses:
Eureka/Lookout Mountain	$ 721,914	$ 494,724
Talapoosa	-	27,416
Other exploration properties	199	158
Total exploration expenditures	$ 722,113	$ 522,298
Non-cash expenses:
Abandonment of Talapoosa & other mineral properties	$ 48,500	$ 3,231,700
Stock option and stock issuance expense	5,000	231,000
Depreciation, amortization, and accretion	108,152	14,980
Total non-cash expenses	$ 161,652	$ 3,477,680
Operating Expense:
Salaries and benefits	$ 174,811	$ 464,380
Professional fees expense	267,100	147,401
Other general and administrative expenses	246,708	473,329
Interest and other (income) expense, net	84,899	(27,294)
Income tax provision (benefit)	-	-
Net loss	$ 1,657,283	$ 5,057,794

Our consolidated net loss for the fiscal year ended September 30, 2019 declined significantly from the prior year, primarily as a result of the non-cash costs in fiscal year 2018 related to the abandonment of the Talapoosa property, which were partially offset by a much smaller abandonment of claims in fiscal 2019. Stock issuance and option expenses were lower in 2019 than 2018, primarily due to the issuance of stock options to existing and newly appointed officers and directors in 2018. We increased our exploration expenditures in 2019, as a result of drilling programs at our Elder Creek and Paiute properties and higher land holding costs due in part to higher annual federal and county fees to hold unpatented mining claims. Professional fees expenses were higher, and salaries were lower in 2019 than 2018, primarily due to the transition of our Chief Financial Officer position from an internal employee to an external independent contractor firm. We expect to continue to maintain a low level of general and administrative expenses, while focusing our resources on the advancement of our Lookout Mountain, Elder Creek and Paiute projects in the fiscal year ending September 30, 2020.

Financial Condition and Liquidity

At September 30, 2019, we had assets of $15,505,141, consisting of cash in the amount of $30,757; property, mineral rights and equipment, net of depreciation, of $15,023,843, reclamation bonds of $305,184, and other assets in the amount of $145,357.

On September 30, 2019, we had total liabilities of $1,123,229 and total assets of $15,505,141. This compares to total liabilities of $740,421 and total assets of $15,394,921on September 30, 2018. As of September 30, 2019, our liabilities consist of $168,619 for asset retirement obligations, $630,788 of senior unsecured notes payable, and $323,822 of trade payables and accrued liabilities. Of these liabilities, $376,792 are due within 12 months. The increase in liabilities compared to September 30, 2018 is largely due to the senior unsecured note payables as we borrowed additional funds during fiscal 2019. This increase in liabilities was affected positively or negatively by individual small changes in other components of liabilities. The increase in total current assets was due to an increase in a receivable from a related company as we remit expenses on that company’s behalf in anticipation of it receiving funding, which occurred subsequent to the end of the fiscal year, offset by an decrease in cash and prepaid expenses as a result of payment of exploration and operating expenses for the year ended September 30, 2019.

On September 30, 2019, we had negative working capital of $206,378 and stockholders’ equity of $14,381,912 compared to negative working capital of $29,077 and stockholders’ equity of $14,654,500 for the year ended September 30, 2018. Working capital experienced an unfavorable change because of a decrease in cash and prepaid expenses, payments against the payment obligation and payroll, benefits and taxes, offset by an increase in an account receivable and accrued expenses.

During the fiscal year ended September 30, 2019, we used cash from operating activities of $1,449,177, compared to $1,618,235 used for fiscal 2018. A net loss of $1,657,283 for fiscal 2019 compared to a net loss of $5,057,794 for fiscal 2018. The causal factors are disclosed above in the comparative table. At the end of fiscal 2019, we have accumulated approximately $46.4 million and $17.9 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. The net operating losses will expire in various amounts from 2020 through 2039.

During the fiscal years ended September 30, 2019, cash of $30,076 was provided by investment activities, compared with cash used of $8,756 in fiscal 2018. We paid $72,715 to purchase mineral properties, while receiving $102,791 for lease payments to us for company-owned mineral properties. During fiscal 2018, we paid $199,500 to purchase mineral properties and $22,158 to increase reclamation bonds, while receiving $100,000 from the sale of mineral properties and $112,902 for lease payments to us for company-owned mineral properties.

During the fiscal year ended September 30, 2019, cash of $1,339,122 was provided by financing activities, compared to cash of $1,670,573 provided during the fiscal year ended September 30, 2018. For the fiscal year ended September 30, 2019, cash of $1,109,395 was provided through the sale of stock and warrants, net of offering costs, $250,000 was provided from a senior unsecured note payable and associated warrants, reduced by $20,273 paid on the payment obligation. This compares to cash of $1,421,767 provided through the sale of stock and warrants, net of offering costs, $300,000 was provided from a senior unsecured note payable and associated warrants, reduced by $51,194 paid on the payment obligation for the fiscal year ended September 30, 2018.

On July 28, 2019, in connection with the Lookout Mountain LLC Agreement, the Company issued 3,367,441 shares of common stock at a price of $0.08 to PM&G for cash proceeds to the Company of $269,395. No warrants were issued with this share purchase.

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

At September 30, 2019, we had a working capital deficit of $206,378. As of the date of this Annual Report on Form 10-K, we have approximately $746,000 outstanding in current liabilities and a cash balance of approximately $31,000. As of the date of this Annual Report on Form 10-K, we do not anticipate that we will be able to continue as a going concern for the next 12 months without receiving significant additional financing. Therefore, we expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term, which may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2019 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

We plan, as funding allows, to follow up on our positive drill results on our Elder Creek and Paiute prospects. We also plan to execute drilling as part of the exploration program at Lookout Mountain as part of an LLC Agreement with funding provided by PM&G. Also, subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties. Our current working capital is not sufficient to meet our currently planned exploration costs and general corporate and administrative expenses for the next 12 months, and we will require additional funding and/or reductions in exploration and administrative expenditures.

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

Financing activities

Private Placements:

On July 28, 2019, in connection with the Lookout Mountain LLC Agreement, we issued 3,367,441 shares of common stock at a price of $0.08 to PM&G for cash proceeds to the Company of $269,395. No warrants were issued with this share purchase.

On June 14, 2019, we closed the sale of 1,000,000 Units, the second tranche of a private placement offering of up to 7,500,000 Units of the Company at a price of $0.08 per Unit, for total proceeds of $80,000. Each Unit of the offering consists of one share of our common stock and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of $0.14 per share until March 30, 2022. As a result, 1,000,000 shares of our common stock and 1,000,000 Warrants were issued.

On March 29, 2019, we closed the sale of 2,000,000 Units, the first tranche of a private placement offering of up to 7,500,000 Units of the Company at a price of $0.08 per Unit, for total proceeds of $160,000. Each Unit of the offering consists of one share of our common stock and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of $0.14 per share until March 30, 2022. As a result, 2,000,000 shares of our common stock and 2,000,000 Warrants were issued.

On October 18, 2018, and on December 3, 2018, we closed two tranches of a private placement offering of 7,500,000 Units of the Company at a price of $0.08 per Unit for net proceeds of $600,000. Each Unit in the offering consisted of one share of our common stock and one Class E Warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of $0.14 per share until the warrant expiration date of October 29, 2021.

In the aggregate for these two private placements, we sold a total of 10,380,867 Units at prices of $0.30 per unit (for 2,880,867 units) and $0.08 per unit (for 7,500,000 units) for gross proceeds of $1,464,260 and net cash proceeds of $1,421,767, after offering costs of $42,493.

The private placement offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors. Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

Senior Unsecured Note Payable:

On May 8, 2019, we entered into an additional binding loan agreement and promissory note with William Matlack (the “Lender”). Under the loan agreement, the Lender loaned the Company $250,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on November 7, 2020, but may be repaid early without penalty.

Pursuant to the terms of the May 8, 2019 loan agreement, we issued to the Lender 3,543,600 non-transferrable Series I Warrants to purchase our common shares. The exercise price of the warrants is $0.07, with a term of eighteen months, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $21,666 amortized to interest expense in the year ended September 30, 2019. At September 30, 2019, the note payable was $177,366, net of the unamortized discount of $72,634.

Warrants Issued During the Year Ended September 30, 2019
Expected volatility	138.5%
Stock price on date of loan	$0.07
Exercise price	$0.07
Expected dividends	-
Expected term (in years)	11.5
Risk-free rate	2.26%
Expected forfeiture rate	0%

The Senior unsecured notes payable are senior to all other debt with the exception of the Payment obligation. The notes require that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on these notes. No such payments have been made by the Company to the Lender, and the Lender has provided a waiver of default on the Notes that would otherwise exist due to these non-payments.

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

Our critical accounting policies and estimates are as follows:

Asset Impairments

Significant property acquisition payments for active exploration properties and the fair value of equity instruments, including common shares and warrants, issued for properties are capitalized. The evaluation of our mineral properties for impairment is based on market conditions for minerals, underlying mineralized material associated with the properties, and future costs that may be required for ultimate realization through mining operations or by sale. If no mineable ore body is discovered, or market conditions for minerals deteriorate, there is the potential for a material adjustment to the value assigned to mineral properties.

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

September 30, 2019 and 2018

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm49

Consolidated balance sheets50

Consolidated statements of operations51

Consolidated statements of changes in stockholders’ equity52

Consolidated statements of cash flows53

Notes to consolidated financial statements54-67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Timberline Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

January 10, 2020

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$30,757	$110,736
Prepaid expenses and other current assets	21,132	44,782
Account receivable	118,525	-
TOTAL CURRENT ASSETS	170,414	155,518

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 3)	15,023,843	14,926,417

OTHER ASSETS:
Reclamation bonds	305,184	307,286
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	310,884	312,986

TOTAL ASSETS	$15,505,141	$15,394,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,485	$110,134
Accrued expenses	196,299	42,166
Accrued payroll, benefits and taxes	24,038	32,295
Payment obligation, current	52,970	-
TOTAL CURRENT LIABILITIES	376,792	184,595

LONG-TERM LIABILITIES:
Asset retirement obligation	168,619	160,588
Payment obligation, noncurrent	125,563	198,806
Senior unsecured note payable – net of discount (NOTE 6)	452,255	196,432
TOTAL LONG-TERM LIABILITIES	746,437	555,826

TOTAL LIABILITIES	1,123,229	740,421

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5 and 11)	-	-

STOCKHOLDERS' EQUITY: (NOTE 9)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
67,395,260 and 53,527,819 shares issued and outstanding, respectively	67,395	53,528
Additional paid-in capital	74,568,258	73,197,430
Accumulated deficit	(60,253,741)	(58,596,458)
TOTAL STOCKHOLDERS' EQUITY	14,381,912	14,654,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,505,141	$15,394,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 30,
	2019	2018

OPERATING EXPENSES:
Mineral exploration	$722,113	$522,298
Abandonment of mineral rights	48,500	3,231,700
Salaries and benefits	174,811	464,380
Professional fees	272,100	147,401
Insurance	92,474	92,562
Other general and administrative	154,234	626,747
TOTAL OPERATING EXPENSES	1,464,232	5,085,088

LOSS FROM OPERATIONS	(1,464,232)	(5,085,088)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss) and other	(51)	(2,480)
Interest expense	(9,436)	(18,134)
Interest expense – related party	(183,564)	(16,725)
Miscellaneous other income	-	64,633
TOTAL OTHER INCOME (EXPENSE)	(193,051)	27,294

LOSS BEFORE INCOME TAXES	(1,657,283)	(5,057,794)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(1,657,283)	$(5,057,794)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.03)	$(0.13)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	62,482,406	39,437,019

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2017	33,146,952	$33,147	$70,408,144	$(53,538,664)	$16,902,627
Common stock and warrants issued for cash	10,380,867	10,381	1,453,879	-	1,464,260
Issuance costs	-	-	(42,493)	-	(42,493)
Common stock and warrants issued to purchase mineral rights	10,000,000	10,000	1,036,000	-	1,046,000
Stock based compensation	-	-	231,000	-	231,000
Warrants issued with debt	-	-	110,900	-	110,900
Net loss	-	-	-	(5,057,794)	(5,057,794)
Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500

Common stock and warrants issued for cash	13,867,441	13,867	1,095,528	-	1,109,395
Stock based compensation	-	-	5,000	-	5,000
Warrants issued to AGEI for joint venture	-	-	176,000	-	176,000
Warrants issued with debt	-	-	94,300	-	94,300
Net loss	-	-	-	(1,657,283)	(1,657,283)
Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,657,283)	$(5,057,794)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	5,000	231,000
Abandonment of mineral rights	48,500	3,231,700
Accretion of asset retirement obligation	8,031	7,648
Amortization of discount on senior unsecured notes payable	100,121	7,332
Changes in assets and liabilities:
Prepaid expenses and other current assets	23,650	(24,066)
Reclamation bonds	2,102	4,050
Account receivable	(118,525)	2,633
Accounts payable	(6,649)	454
Accrued expenses	154,133	32,243
Accrued payroll, benefits, and taxes	(8,257)	(53,435)
Net cash used by operating activities	(1,449,177)	(1,618,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(72,715)	(99,500)
Proceeds from sale of mineral rights - ICBM (Note 3)	-	100,000
Proceeds from lease of mineral rights	102,791	112,902
Increases to reclamation and road use bond	-	(22,158)
Investment in mineral rights - Elder Creek (Note 3)	-	(100,000)
Net cash (used) provided by investing activities	30,076	(8,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	1,109,395	1,421,767
Cash paid on payment obligation	(20,273)	(51,194)
Proceeds from senior unsecured note payable	250,000	300,000
Net cash provided by financing activities	1,339,122	1,670,573

Net increase (decrease) in cash and cash equivalents	(79,979)	43,582

CASH AT BEGINNING OF YEAR	110,736	67,154

CASH AT END OF YEAR	$30,757	$110,736

CASH PAID FOR INTEREST	$13,562	12,019

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock and warrants issued for purchase of joint ventures	$-	$1,046,000
Warrants issued for mineral rights	$176,000	$-
Warrants issued with senior unsecured notes payable	$94,300	$110,900

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

b.New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company elected to early adopt ASU No. 2014-09 as of October 1, 2017 using the modified-retrospective transition approach.

The Company performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it did not change the timing of revenue recognition or amounts of revenue recognized compared to how it recognized revenue under its previous policies. Adoption of ASU No. 2014-09 requires additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. As the Company has no contracts that relate to recognizing revenue, the new standard had minimal effect on the Company’s financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the update on October 1, 2018 and will apply the provisions of the update to potential future acquisitions.

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

f. Fair Value – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At September 30, 2019 and 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including senior unsecured notes payable and the payment obligation, approximate fair value at September 30, 2019 and 2018.

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

i. Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments, asset retirement obligations, and stock-based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

j. Accounting for Investments in Joint Ventures - For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at cost and assessed for impairment when conditions warrant. For those joint ventures in which there is joint control between the parties and in which the Company has significant influence, the equity method is utilized whereby the Company’s share of the venture’s earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount.

The Company recognizes as income, funds received that are distributed from net accumulated earnings of the joint venture. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. The Company has no significant influence over its joint ventures, and therefore accounts for its investment using the cost method.

The Company periodically assesses its investments in joint ventures for impairment. If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

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

l. Carrying Value of Property, Mineral Rights and Equipment for Impairment – The Company reviews the carrying value of property, mineral rights, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the related assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

m. Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP. This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain exploration project on its Eureka property (see Note 7).

n.Provision for Income Taxes – Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset, if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 8).

o. Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2019 and 2018, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

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

q, Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and outstanding securities as of September 30, 2019 and 2018 is as follows:

	2019	2018
Stock options	3,280,000	3,280,000
Warrants	45,689,967	36,646,373
Total potential dilution	48,969,967	39,926,373

At September 30, 2019 and 2018, the effect of the Company’s common stock equivalents would have been anti-dilutive.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at September 30, 2019 and 2018:

	Expected Useful Lives (years)	2019	2018

Mineral rights – Eureka	-	$13,703,651	$13,678,940
Mineral rights – Elder Creek	-	1,218,715	1,146,000
Mineral rights – Other	-	50,000	50,000
Total mineral rights		14,972,366	14,874,940

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$15,023,843	$14,926,417

Depreciation expense for the years ended September 30, 2019 and 2018, was nil and nil, respectively.

During the year ended September 30, 2019, the Company recognized an abandonment expense of $48,500 relating to two patented mining claims that the Company had ceased making advance royalty payments on.

During the year ended September 30, 2018, per an amended agreement, the Company was required to pay $2 million and issue one million common shares of the Company by March 31, 2018 to maintain its interest in the Talapoosa property. The Company did not make the payment of $2 million nor issue the one million common shares of the Company by March 31, 2018, and, therefore, the amended agreement was terminated per its terms on March 31, 2018. As a result, on March 31, 2018, the Company wrote off the Company’s entire investment of $3,231,700.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, (continued):

During the year ended September 30, 2018, the Company’s management and Board of Directors determined that certain payments received by the Company from a third party in two of the Company’s leases beginning in August 2017, which had been held and not recorded or deposited pending an expected resolution of circumstances relating to two historical leases at the Company’s Eureka property, should be deposited. The total amount of these payments received for the year ended September 30, 2019 and September 30, 2018 was $102,791 and $112,902, respectively. Monthly payments in the amount of $8,500 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved. These receipts are recorded as a reduction to property, mineral rights, and equipment.

Elder Creek property:

On May 23, 2018, the Company executed a definitive agreement with AGEI (the “Definitive Agreement”) for the purchase of interests in two mineral properties in Nevada (the “Transaction”). The mineral properties include the Elder Creek project, currently owned by McEwen Mining Inc., which includes an option to acquire up to 65% of the project interest, and an approximate 73.7% interest in the Paiute property (formerly ICBM), with LAC Minerals (USA) LLC, a wholly owned subsidiary of Nevada Gold Corporation. The Company is the operator at both of these projects.

The consideration for the Transaction consisted of ten million shares of the Company’s common stock, valued at $0.0806 per share, or $806,000, and five million non-transferrable Class D-2 share purchase warrants (the “Consideration Warrants”), with each warrant exercisable to acquire one share of the Company’s common stock for $0.24 for a period of three years. The warrants were fair valued at $240,000. (See Note 11 – Commitments & Contingencies)

In addition, the amendment to the Definitive Agreement required the Company to deliver to AGEI, subject to any required regulatory approval, an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the earlier of the following occurs: (i) the Company enters into an arrangement with a funding partner for the advancement of the Elder Creek Joint Venture, or (ii) the Company meets the 2018 work commitment of $500,000. The Company met the 2018 calendar year’s work commitment, and issued 5,000,000 Class G warrants, fair valued at $176,000 on December 31, 2018.

The fair value of the warrants issued in connection with the purchase of mineral rights was estimated with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Warrants Issued September 30, 2019	Warrants Issued September 30, 2018
Expected volatility	137.40%	130.70%
Stock price on date of grant	$0.06	$0.08
Exercise price	$0.14	$0.24
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	2.46%	2.67%
Expected forfeiture rate	0%	0%

Lookout Mountain, LLC:

On May 9, 2019, the Company entered into a non-binding Letter of Intent to form a Limited Liability Company (the “Agreement”) with PM&Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold project. A final Agreement received regulatory approval from the TSX Venture Exchange on July 27, 2019. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties executed a binding definitive Limited Liability Company Agreement (the “LLC” and the “LLC Agreement”) effective June 28, 2019 following completion of business and technical due diligence.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, (continued):

The LLC Agreement calls for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline will contribute certain claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area (the “Project”) to the limited liability company in exchange for its ownership position. Timberline will manage the project at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

Concurrent with completion of the Agreement, PM&G also participated in a private placement and acquired 3,367,441 shares, or 4.99%, of Timberline’s common shares. The placement includes the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings. The initial interests in the LLC are 51% PM&G and 49% Timberline. The Company accounts for its investment in the LLC on the cost basis. PM&G’s contribution to the LLC must be earned-in as follows:

Stage I – Earn 51%: PM&G will earn 51% of the Project in consideration of incurring exploration expenditures of $6 million dollars, $3 million in year one and another $3 million in year two, to be directed towards advance of the low-grade oxide and high-grade oxide and refractory mineralization over a two-year period. The primary focus of the expenditure will seek to identify any near-term production potential (oxide/high-grade mineralization). This exploration will also test expansion of both high-grade and oxide mineralization outside the defined resource. The plan and effort have been developed and agreed upon through a joint Management Committee appointed by the Company and PM&G.

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

If Timberline should choose not to participate, its ownership will be further diluted and PM&G will earn 70% ownership by completing the above activities defined as Stage II.

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

During the fourth fiscal quarter of 2019, Timberline paid $118,525 for Stage I exploration costs incurred by Lookout Mountain LLC. The advanced funds were included as an Account receivable on the Company’s balance sheet and were fully collected subsequent to the end of the fiscal year. The Company does not intend to continue such advances in the future on behalf of PM&G.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 4 – RELATED-PARTY TRANSACTIONS:

In connection with the definitive agreement with AGEI for the purchase of interests in two mineral properties, Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to the Company’s Board of Directors on June 21, 2018. Mr. McDowell is the majority owner of AGEI and is the beneficial owner of the majority of the consideration for the Transaction. Therefore, he is the beneficial owner of the majority of the 5,000,000 Class G warrants issued to AGEI as described in Note 3 – Property, Mineral Rights and Equipment.

During the year ended September 30, 2019, the Board of Directors agreed to issue 100,000 stock options to acquire shares of common stock of the Company to Mr. Ted R. Sharp, the Company’s Chief Financial Officer, appointed to the position in September of 2018. The options were fair valued at $5,000 based upon the closing price of the Company’s shares of common stock at December 31, 2018 (See Note 10 for valuation assumptions).

During the year ended September 30, 2019, two executive officers participated in a private placement offering of Units of the Company, purchasing 1,062,500 units for total proceeds of $85,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until April 30, 2021.

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

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the prime rate (5.00% at September 30, 2019), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether though equity sales, debt offerings, or sales of assets.

If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid. The balance of the Payment Obligation was $178,533 and $198,806 at September 30, 2019 and 2018, respectively.

During the year ended September 30, 2019, the Company paid $30,000 including interest of $9,728. At September 30, 2019, an additional cash payment of $52,970 is due to the Creditor, representing 5% of thee private placements of $80,000, $160,000 and $269,395 respectively and 5% on the two Senior unsecured notes payable totaling $550,000. That payment when made will be applied first to accrued interest payable and then to principal due under the Payment Agreement.

On December 30, 2019, the Company entered into Addendum 1 to the Payment Agreement under which Creditor has agreed to waive a default condition in consideration of a $5,000 fee and a payment of $12,500 relating to the second Senior unsecured note of $250,000. Payment of the remaining $40,470 of delinquent amounts will be paid from the next equity or debt raise in addition to any 5% fee due thereon. The obligation to commence monthly installment payments of $10,000 until the Payment Obligation is paid has not yet been triggered because the Company has not completed a financing with gross proceeds of at least $1 million.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 6 – SENIOR UNSECURED NOTES PAYABLE:

On July 30, 2018, the Company entered into a binding loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”). Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note. At September 30, 2019, the note payable was $274,889, which is net of the unamortized discount of $25,111.

On October 4, 2019, the Company entered into an agreement with the note holder to extend the due date of the note for a period of three years to mature on January 20, 2023 on the same terms as the original note. The Series F Warrants were cancelled and replaced with 3,750,000 warrants of a new series designation with expiration at February 1, 2023 and an exercise price of $0.08, the fair value at the date of issuance. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet.

On May 8, 2019, the Company entered into an additional binding loan agreement and promissory note with William Matlack (the “Lender”). Under the loan agreement, the Lender loaned the Company $250,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on November 7, 2020, but may be repaid early without penalty.

Pursuant to the terms of the May 8, 2019 loan agreement, the Company issued to the Lender 3,543,600 non-transferrable Series I Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.07, with a term of eighteen months, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares.

The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $21,666 amortized to interest expense in the year ended September 30, 2019. At September 30, 2019, the note payable was $177,366, which is net of the unamortized discount of $72,634.

	Warrants Issued During the Year Ended September 30, 2019	Warrants Issued During the Year Ended September 30, 2018
Expected volatility	138.5%	132.4%
Stock price on date of the note	$0.07	$$0.09
Exercise price	$0.07	$0.24
Expected dividends	-	-
Expected term (in years)	1.5	1.5
Risk-free rate	2.26%	2.66%
Expected forfeiture rate	0%	0%

The amortization of discounts was $100,121 and $7,332 for the years ended September 30, 2019 and 2018, respectively. The accrued interest on the senior unsecured notes payable was $83,107 and $5,346 at the years ended September 30, 2019 and 2018, respectively.

The senior unsecured notes payable are senior to all other debt with the exception of the Payment obligation. The notes require that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on these notes. No such payments have been made by the Company to the Lender, and the Lender has provided a waiver of default on the Notes that would otherwise exist due to these non-payments.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 7 – ASSET RETIREMENT OBLIGATION:

The Company has established an asset retirement obligation (“ARO”) for its exploration program at the Lookout Mountain Project, which is a portion of the Eureka mineral property. The ARO resulted from the reclamation and remediation requirements of the United States Bureau of Land Management as outlined in its permit to carry out the exploration program.

The following table summarizes activity in the Company’s ARO liability for the years ended September 30, 2019 and 2018:

	2019	2018
Beginning balance	$160,588	$152,940
Accretion expense	8,031	7,648
Ending balance	$168,619	$160,588

NOTE 8 – INCOME TAXES:

At September 30, 2019 and 2018, the Company did not record a tax provision or benefit. At September 30, 2019 and 2018, the Company had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes. As the Company’s management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2019 and 2018.

The components of the Company’s deferred taxes at September 30, 2019 and 2018 are as follows:

Timberline Resources Corp.	2019	2018
Net deferred tax assets:
Exploration costs	$32,000	$218,000
Investments in subsidiaries	184,000	184,000
Share-based compensation	1,452,000	1,451,000
Alternative minimum tax credit carryforwards	2,000	2,000
Foreign income tax credit carryforwards	697,000	697,000
Federal and state net operating loss carryforwards	10,792,000	10,579,000
Foreign net operating loss carryforwards	1,736,000	1,736,000
Total deferred tax asset	14,895,000	14,867,000
Valuation allowance	(14,895,000)	(14,867,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(2,290,000)	$(2,282,000)
Exploration costs	572,000	810,000
Federal and state net operating loss carryforwards	3,597,000	3,302,000
Total deferred tax asset	1,879,000	1,830,000
Valuation allowance	(1,879,000)	(1,830,000)
Net deferred tax asset	$-	$-

The federal income taxes of the Company’s wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s Canadian subsidiary, Staccato Gold Resources Ltd.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 8 – INCOME TAXES (continued):

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax loss for the following reasons:

	2019	2018

Net Loss	$(1,657,000)	$(5,058,000)
Statutory Federal income tax rate	24.5%	24.5%

Expected income tax benefit based on statutory rate	(406,000)	(1,239,000)
Effect of state taxes	56,000	(47,000)
Effect of tax rate changes	-	8,237,000
Non-recognition due to increase in valuation allowance	77,000	(6,976,000)
Prior year change in estimates	273,000	25,000
Income tax provision	$-	$-

At September 30, 2019, the Company had federal net operating loss carryforwards of approximately $44.8 million which will expire in fiscal years ending September 30, 2020 through September 30, 2038. The Company also has federal net operating loss carryforwards of $2.3 million that will not expire and are subject to the 80% of taxable income limitation. Approximately $18.2 million of state net operating loss carryforwards will expire in fiscal years ending September 30, 2020 through September 30, 2039.

BH Minerals has federal net operating loss carryforwards of $16.9 million which will expire in fiscal years ending September 30, 2031 through September 30, 2038. The Company also has federal net operating loss carryforwards of $1.3 million that will not expire and are subject to the 80% of taxable income limitation. At September 30, 2019, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032. At September 30, 2019, the Company has $697,000 of foreign tax credit carryforwards that will expire September 30, 2020.

The Company has not identified any unrecognized tax benefits. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. Fiscal years 2016 through 2019 remain subject to examination by state and federal tax authorities. The Company has reviewed its tax returns and believes the Company has not taken any unsubstantiated tax positions.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation. Due to the changes in ownership in previous years, the Company will be restricted in the future use of net operating losses generated before the ownership change.

NOTE 9 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placement

On July 28, 2019, in connection with the Lookout Mountain LLC Agreement, the Company issued 3,367,441 shares of common stock at a price of $0.08 to PM&G for cash proceeds to the Company of $269,395. No warrants were issued with this share purchase.

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

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 9 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

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

In the aggregate for these two private placements, the Company sold a total of 10,380,867 Units at prices of $0.30 per unit (for 2,880,867 units) and $0.08 per unit (for 7,500,000 units) for gross proceeds of $1,464,260 and net cash proceeds of $1,421,767, after offering costs of $42,493.

Warrants

During the fiscal year ended September 30, 2019, 10,300,000 warrants were issued pursuant to two separate private placement offerings. In addition, 3,543,600 warrants were issued pursuant to a senior unsecured debt financing (See Note 6), and 5,000,000 warrants were issued pursuant to the purchase of mineral rights (See Note 3 and Note 6). Total warrants of 9,960,006 and nil expired during the fiscal years ended September 30, 2019 and 2018, respectively.

There were 45,689,967 and 36,606,373 warrants outstanding as of September 30, 2019 and 2018, respectively.

The following is a summary of warrants as of September 30, 2019:

	Shares	Exercise Price ($)	Expiration Date
Class A Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2017	9,960,006	0.25	May 31, 2019
Outstanding and exercisable at September 30, 2018	9,960,006
Warrants Expired May 31, 2019	(9,960,006)
Outstanding and exercisable at September 30, 2019	0
Class B Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2017	8,000,000	0.40	January 31, 2020
Outstanding and exercisable at September 30,2018	8,000,000
Outstanding and exercisable at September 30, 2019	8,000,000
Class C Warrants: (Issued for Private Placement)
Warrants issued November and December 2017	2,880,867	0.45	October 31, 2022
Outstanding and exercisable at September 30,2018	2,880,867
Outstanding and exercisable at September 30, 2019	2,880,867
Class D Warrants: (Issued for Private Placement)
Warrants issued May 2018	7,500,000	0.14	April 30, 2021
Outstanding and exercisable at September 30,2018	7,500,000
Outstanding and exercisable at September 30, 2019	7,500,000
Class D-2 Warrants: (Issued for Mineral Property Purchase)
Warrants issued May 23, 2018	5,000,000	0.24	May 23, 2021
Outstanding and exercisable at September 30, 2018	5,000,000
Outstanding and exercisable at September 30, 2019	5,000,000
Class F Warrants: (Issued for Unsecured Senior Note)
Warrants Issued July 30, 2018	3,265,500	0.09	February 1, 2023
Outstanding and exercisable at September 30,2018	3,265,500
Outstanding and exercisable at September 30, 2019	3,265,500
Class E Warrants: (Issued for Private Placement)
Warrants Issued November 9, 2018	7,500,000	0.14	October 21, 2021
Outstanding and exercisable at September 30, 2019	7,500,000
Class G Warrants: (Issued for Mineral Property Purchase)
Warrants Issued December 18, 2018	5,000,000	0.14	December 18, 2021
Outstanding and exercisable at September 30, 2019	5,000,000
Class H Warrants: (Issued for Private Placement)
Warrants Issued March 21, 2019	3,000,000	0.14	March 22, 2022
Outstanding and exercisable at September 30, 2019	3,000,000
Class I Warrants: (Issued for Unsecured Note Payable)
Warrants Issued May 8, 2019	3,543,600	0.07	November 7, 2020
Outstanding and exercisable at September 30, 2019	3,543,600

Warrants outstanding and weighted average exercise price at September 30, 2019	45,689,967	0.21

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 9 – COMMON STOCK, WARRANTS AND PREFERRED STOCK, (continued):

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There is no preferred stock issued as of September 30, 2019.

NOTE 10 – STOCK-BASED AWARDS:

During the year ended September 30, 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan. This plan replaced the Company’s 2005 Equity Incentive Plan, as amended. The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2015 Stock and Incentive Plan was 4 million shares of the Company’s common stock.

Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

During the year ended September 30, 2019, the Company’s shareholders approved and the Company’s Board of Directors adopted of the Company’s 2018 Stock and Incentive Plan. This plan replaced the Company’s 2015 Equity Incentive Plan. The aggregate number of shares that may be issued to employees, directors, and consultants under all stock-based awards made under the 2018 Stock and Incentive Plan is 8 million shares of the Company’s common stock. Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

During the year ended September 30, 2019, the Board of Directors agreed to issue 100,000 stock options to the Chief Financial Officer. The fair value of the option awards granted was $5,000 and measured on the date of the issuance with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted During the Year Ended September 30, 2019	Options Granted During the Year Ended September 30, 2018
Expected volatility	137.4%	121.6% - 134.8%
Stock price on date of grant	$ 0.06	$ 0.10 - $0.17
Exercise price	$ 0.10	$ 0.08 - $0.12
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	2.46%	2.33% - 2.69%
Expected forfeiture rate	0%	0%

During the year ended September 30, 2019, 100,000 options were terminated as a result of the resignation of a member of the Board of Directors. Options forfeited or expired are returned to the option pool and are available for grant. The Company considers forfeitures in connection with its estimate of expected option term.

Total compensation expense recognized for option awards was $5,000 and $231,000 for the years ended September 30, 2019 and 2018, respectively. The cost of options granted to employees is recorded as salaries and benefits, and the cost of options granted to directors and consultants is recorded as other general and administrative expenses. The total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Fiscal year ended September 30,
	2019	2018
Salaries and benefits	$-	$120,000
Other general and administrative expenses	5,000	111,000
Total	$5,000	$231,000

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 10 – STOCK-BASED AWARDS, (continued):

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan, the 2015 Stock and Incentive Plan and the 2018 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2017	2,233,334	$0.41
Granted	1,900,000	0.16
Expired	(853,334)	(0.43)
Outstanding at September 30, 2018	3,280,000	0.26
Granted	100,000	0.10
Terminated	(100,000)	(0.10)
Outstanding and exercisable at September 30, 2019	3,280,000	$0.26

Weighted average fair value of options granted during the fiscal year ended September 30, 2019		$0.10
Average remaining contractual term of options outstanding and exercisable at September 30, 2019 (years)		3.05
Intrinsic value of options outstanding and exercisable at September 30, 2019		$0.00

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

In addition to the commitment relating to the Company’s purchase of joint venture interests from AGEI (see Note 3), it has the following commitments and contingencies:

The Elder Creek Project is subject to certain future work expenditure requirements in order for the Company to earn an ownership portion of the property. The Year 1 work commitment was completed by December 31, 2018:

•Year 2: $500,000 work commitment by December 31, 2019 (completed subsequent to the year ended September 30, 2019)

•Year 3: $750,000 work commitment by December 31, 2020

•Year 4: $750,000 work commitment by December 31, 2021

•65% Earn-In for an additional $2.5M work commitment for a total of $5.1M over 6 years by December 31, 2023.

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total approximately $184,906 per year in the future, of which $113,014 is for the two joint venture mineral property interests (See Note 3). The claims maintenance fees for Lookout Mountain LLC are expected to be $97,587 and will be remitted from the earn-in funds provided by PM&G as part of the LLC Agreement.

Real Estate Lease Commitments

At September 30, 2019, the Company had real estate lease commitments for its offices and certain mineral property exploration facilities totaling $72,000 annually. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS:

In addition to the subsequent events described in Notes 5 and 6, the Company had the following subsequent event:

On October 23, 2019, the Company closed a private placement offering of 7,500,000 Units of the Company at a price of US$0.08 per Unit, for total proceeds to the Company of $600,000. Each Unit consisted of one share of common stock of the Company and one-half common share purchase Class J warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.12 per share until the warrant expiration date of October 15, 2024.

Accredited investors subscribed for 7,500,000 Units on a private placement basis at a price of US$0.08 per unit for total proceeds of US$600,000. As a result, 7,500,000 shares of common stock of the Company and 3,750,000 Warrants were issued and 3,750,000 shares of common stock were reserved for issuance pursuant to Warrant exercises. A director of the Company, William Matlack, participated in the Offering and subscribed for 7,125,000 Units. The Warrants comprised in Mr. Matlack’s Units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any Warrant exercise if such exercise would cause him to beneficially own or control 20% or more of the issued and outstanding common shares of Timberline.

On October 29, 2019, the Company granted to directors and management stock options to acquire an aggregate of 2,450,000 common shares of the Company’s common stock.  The options vested immediately and are exercisable at a price of $0.08 per common share for a period of five years from the date of the grant. Also, in connection with his appointment to the Board of Directors, Mr. Matlack was granted 100,000 options to acquire shares of the Company’s common stock.  The options have an exercise price of $0.08 per share, vested immediately, and have a term of five years.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2019, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2019, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer. He is well-versed in internal control environments, having implemented, documented and tested multiple control environments over the 14 years and has served as a CFO in publicly-traded companies for 18 years. The offices of Principal Executive Officer and Principal Financial Officer have remained separate. The Company has only one employee, and management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during our fourth fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of January 3, 2019.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Steven Osterberg(1)	President & Chief Executive Officer and Director	President & Chief Executive Officer and Director	February 1, 2012	59
Ted R. Sharp	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Founder and Owner of Sharp Executive Associates, Inc.	September 10, 2018	63
Leigh Freeman(2)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	71
Paul Dircksen(2)	Director	Director	September 22, 2006	74
Donald McDowell	Director	President of Americas Gold Exploration Inc.	Appointed June 21, 2018	61
David C. Mathewson(2)	Director	Geologist, Vice-President and Head of Exploration at U.S. Gold Corp	Appointed June 21, 2018	75
William Matlack	Director	Geologist, Metals and mining investment banker with Scarsdale Equities LLC	Appointed October 29, 2019	65

(1) Mr. Osterberg was appointed President and Chief Executive Officer on January 19, 2016.

(2) “Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.

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

David C. Mathewson

Mr. Dave Mathewson is a geologist-explorer with over 50 years of exploration experience, primarily focused in Nevada. Between June 2016 and June 2019, he was Vice-President and Head of Exploration at U.S. Gold Corp. He is also self-employed since 2001 as owner and geologist at Nevada Gold Ventures, LLC. Mr. Mathewson was head of Newmont Nevada's exploration team from 1989 through 2001, making discoveries including Tess, Northwest Rain, Saddle and South Emigrant in the Rain mining district of Nevada, as well as important deposit extension discoveries at Newmont's Gold Quarry and Mike deposits. Mr. Mathewson was a founder, Director, and Vice President of Exploration from 2009 to 2014 at Gold Standard Ventures. He earned his MSc degree in geology from the University of Idaho and completed PhD studies at New Mexico Institute of Mining and Technology.

For the following reasons the Board concluded that Mr. Mathewson should serve as a director of the Company, in light of its business and structure. Mr. Mathewson’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director. Further, his experience as a geologist with other exploration and mining companies in the State of Nevada allow him to bring technical expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

William Matlack

On October 29, 2019, our Board of Directors appointed Mr. Matlack as a director of the Company. Mr. Matlack is a veteran geologist and metals and mining investment banker with Scarsdale Equities LLC. Over his 20-year career in the mining industry, working primarily with Santa Fe Pacific Gold Corp. (now Newmont Mining) and Gold Fields, Mr. Matlack was involved in the exploration and development of several world-class gold discoveries in Nevada and California. Later, he was an equity research analyst in metals & mining with Citigroup and BMO Capital Markets. More recently, he was interim CEO and a director of Klondex Mines Limited during its transformation from an explorer to gold producer in Nevada.

For the following reasons the Board concluded that Mr. Matlack should serve as a director of the Company, in light of its business and structure. Mr. Matlack’s extensive geological, metals and management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director. Further, his experience with other exploration companies allow him to bring a wide range of senior expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

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

Ted R. Sharp, CPA – Chief Financial Officer

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective September 10, 2018. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since March 2006 to the present, he serves as Chief Financial Officer of Goldrich Mining Company. Since December 2018 to the present, he serves as Chief Financial Officer of U.S. Gold Corp, a natural resource company trading on the FINRA OTCBB. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. From July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, from May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE

American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Leigh Freeman (Chairman), David Mathewson. Mr. Freeman, and Mr. Mathewson each satisfy the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide. David Mathewson was appointed to the Audit Committee when Steven Gilbertson resigned from the Board on November 13, 2018. At December 27, 2019, Mr. Freeman and Mr. Mathewson are the only members of the Audit Committee.

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

Code of Business and Ethical Conduct

We have adopted a corporate Code of Business and Ethical Conduct administered by our President and Chief Executive Officer, Steven A. Osterberg. We believe our Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

•Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

•Compliance with applicable governmental laws, rules and regulations; and

•The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•Accountability for adherence to the code.

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814. We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2019, or during the subsequent period from October 1, 2019 through the date of this Form 10-K.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2019, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2019 of those persons who were, at September 30, 2019 (i) the Chief Executive Officer (Steven Osterberg), (ii) the recently-resigned Chief Financial Officer (Randal Hardy), (iii) the newly appointed Chief Financial Officer (Ted R. Sharp) and (iv) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(7) ($)	All Other Compensation ($)	Total ($)
Steven Osterberg, President, Chief Executive Officer(1)	2019	150,000	0	0	0	150,000
	2018	156,250	0	60,000(5)	11,538(3)	227,788
Randal Hardy, Chief Financial Officer(2)	2019	-	-	-	1,405(2)	1,405
	2018	156,250	0	60,000(5)	20,192(3)	236,442
Ted R. Sharp, Chief Financial Officer(4)	2019	-	-	5,000(6)	54,395(4)	59,395
	2018	-	-	-	-	-

(1)Mr. Osterberg was appointed President & Chief Executive Officer on January 19, 2016.

(2)Mr. Hardy served as a consultant to the Company in 2016 and was re-appointed as Chief Financial Officer on September 8, 2016. He resigned his position on August 27, 2018.

(3)Payment for earned but unused vacation time.

(4)Mr. Sharp was appointed CFO on September 10, 2018, and received no compensation prior to the close of fiscal year 2018.

(5)Includes 500,000 stock option awards, with an exercise price of $0.12 per share, which vested immediately.

(6)Includes 100,000 stock option awards, with an exercise price of $0.10 per share, which vested immediately.

(7)Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 10 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal year ended September 30, 2019 and Note 11 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal years ended September 30, 2018.

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

The Osterberg Agreement also provides that Mr. Osterberg is eligible to participate in such profit-sharing, bonus, stock purchase, incentive and performance award programs which are made available to our employees with comparable authority or duties. Mr. Osterberg is eligible to receive performance bonuses and other incentive compensation based upon the recommendations and approval, and subject to the sole discretion, of our Board of Directors. The Osterberg Agreement provides that Mr. Osterberg is entitled to take six (6) weeks of paid vacation in each 12-month period of employment and will be permitted to carry-over up to six (6) weeks of unused vacation into the next calendar year.

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

Ted R. Sharp was designated as the Chief Financial Officer of Timberline and signs all SEC documents, filings and communications as such. In relation to appointment as CFO, Mr. Sharp will be issued stock or options for stock commensurate with the appointment of other executive officers of Timberline. Mr. Sharp and his firm are included in the Director & Officer coverage under Timberline’s insurance plans.

The services of Mr. Sharp and his firm are governed by ethical standards established and enforced by the American Institute of CPA’s and the State Board of Accountancy of Idaho and Washington.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2019. No stock appreciation rights have been awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date
Steven Osterberg	40,000 250,000 500,000	$0.48 $0.40 $0.17	12/17/2019 7/6/2021 2/2/2023

Ted R. Sharp	100,000	$0.10	1/17/2024

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2019. Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	0(2)	0	0	0	0
Paul Dircksen	0	0	0	0	0	6,7071)	6,707
Donald McDowell	0	0	0	0	0	0	0
David Mathewson	0	0	0	0	0	0	0
(1)Health care premium reimbursements per Mr. Dircksen’s employment letter prior to his retirement. This reimbursement agreement has no expiration date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of September 30, 2019, regarding the ownership of our common stock by:

•each named executive officer, each director and all of our directors and executive officers as a group; and

•each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 67,395,260 shares of common stock outstanding as of September 30, 2019. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following September 30, 2019 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066/495,000	*
Common Stock	Steve Osterberg (b)(2) President & Chief Executive Officer, Director	759,160/1,342,500	3.06%
Common Stock	Donald McDowell (a)(3) Director	10,609,200/10,575,000	31.17%
Common Stock	William Matlack.(a)(7) Director	5,805,179/12,713,079	9.9%
Common Stock	Paul Dircksen (a)(4) Director	394,228/445,000	1.24%
Common Stock	Dave Mathewson (a)(5) Director	1,375,000/2,100,000	5.00%
Common Stock	Ted R. Sharp (c)(6) Chief Financial Officer	-/100,000	*

Common Stock	Total Directors and Executive Officers as a group (7 persons)	19,007,833/27,770,579	64.55%

5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Americas Gold Exploration, Inc. (3) 2131 Stone Hill Circle Reno, NV 89519	10,000,000/10,000,000	25.84%
Common Stock	Nicholas Stuart Bryant (8) The Manor House South Warnborough Hook, Hampshire RG29 1RR United Kingdom	2,450,000/2,908,521	7.62%

* less than 1%.

** The percentages listed for each shareholder are based on 67,395,260 shares outstanding as of September 30, 2019 and assume the exercise by that shareholder only of his entire option or warrant, exercisable within 60 days of September 30, 2019.

(a) Director only

(b) Officer and Director

(c) Officer only

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

(2)  A vested option to purchase 40,000 shares was granted to this stockholder on December 17, 2014 with an exercise price of $0.48 per share and an expiration date of December 17, 2019. A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021. A vested option to purchase 500,000 shares was granted to this stockholder on

February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. This stockholder acquired units on April 12, 2017 which included 65,000 shares of common stock and 65,000 warrants to acquire one share of common stock with an exercise price of $0.40 and an expiration date of January 31, 2020. This stockholder acquired units on May 4, 2018 which included 125,000 shares of common stock and 125,000 warrants to acquire one share of common stock with an exercise price of $0.08 and an expiration date of April 30, 2021. This stockholder acquired units on October 29, 2018 which included 187,500 shares of common stock and 187,500 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of October 29, 2021. This stockholder acquired units on March 22, 2019 which included 175,000 shares of common stock and 175,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022.

(3)  Mr. McDowell, a director of the Company, is the principal holder of shares of Americas Gold Exploration, Inc., owning approximately 75% of the voting securities of that company. The shares include 609,200 shares, a vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023, and 445,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022, each held personally by Mr. McDowell. Also included are 5,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.24 per share that expire on August 14, 2021, and 5,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on December 31,2021.

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

(5)  A vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023. This stockholder acquired units on October 29, 2018 which included 875,000 shares of common stock and 875,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of October 29, 2021. This stockholder acquired units on March 22, 2019 which included 500,000 shares of common stock and 500,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022.

(6)  A vested option to purchase 100,000 shares was granted to this stockholder on December 31, 2018 with an exercise price of $0.10 per share and an expiration date of December 31, 2023.

(7)  Includes 200,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per share that expire on January 31, 2020, 2,025,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on April 30, 2021, 3,265,500 shares acquirable upon exercise of warrants exercisable at a price of $0.09 per share that expire on February 1, 2021, 3,678,979 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on October 29, 2021, 3,543,600 shares acquirable upon exercise of warrants exercisable at a price of $0.07 per share that expire on November 20, 2020. Mr. Matlack’s warrants include a voluntary provision in which he is prohibited from exercising those warrants if so doing would result in ownership exceeding 9.99%

(8) Includes 700,000 shares acquirable upon exercise of warrants exercisable at a price of $0.40 per share that expire on January 31, 2020, 1,250,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on April 30, 2021 and 958,521 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on October 29, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2019, except as noted below.

On October 29, 2019, William Matlack was appointed to our Board of Directors. Mr. Matlack is the lender of two senior unsecured notes payable of $300,000 and $250,000 to the Company. The notes are due on January 20, 2023 and November 7, 2020, respectively. The notes carry an annual rate of 18%, and Mr. Matlack has waived a default condition that currently exists due to us not remitting 25% of equity and other debt financings in payment on these two notes.

In connection with the definitive agreement dated May 23, 2018 with AGEI for the purchase of our interests in two mineral properties, we paid $100,000, issued 10,000,000 shares of our common stock and issued 5,000,000 Series D-2 warrants to AGEI, for total consideration of $1,146,000. This transaction results in AGEI owning greater than 25% of the Company if all warrants were exercised. The agreement also requires us to issue an additional 5,000,000 warrants at December 31, 2018, if and when we complete the required 2018 work commitment by that date.

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

Director Independence

We have six directors as of December 27, 2019, including three independent directors, as follows:

•Leigh Freeman

•Paul Dircksen

•David Mathewson

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2019.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2019.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2019 and 2018, respectively:

	Years Ended September 30,
	2019	2018
Audit Fees	$45,392	$40,801
Audit Related Fees	-	-
Tax Fees	8,142	8,050
All Other Fees	1,270	910
Total	$54,804	$49,761

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2019 and 2018 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1. Report of Independent Registered Public Accounting Firm dated January 09, 2020.

2. Consolidated Balance Sheets—At September 30, 2019 and 2018.

3. Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2019 and 2018.

4. Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2019 and 2018.

5. Consolidated Statements of Cash Flows—Years ended September 30, 2019 and 2018.

6. Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibits

Exhibit	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement between the Company and Aegis Capital Corp., incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2013.
4.3	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.4	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.5	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.6	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8#	Form of the Series I Warrant
10.1

Memorandum of Royalty Deed and Agreement between Hecla Mining Co. and the Registrant, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

10.2

Quitclaim Deed and Assignment between Hecla Mining Co. and the Registrant, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Securities Exchange Commission on February 6, 2006.

10.3*

Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders, incorporated by reference Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

10.4*	Employment Agreement with VP Paul Dircksen, incorporated by reference to the Company’s Form 10KSB as filed with the Securities Exchange Commission on January 16, 2007.
10.5

Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 24, 2007.

10.6*

Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 27, 2008.

10.7

Operating Agreement with Highland Mining, LLC, dated July 22, 2009 (Note that parts of this agreement have been redacted pursuant to a Confidential Treatment Request granted by the Commission on February 2, 2011, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 20, 2010.

10.8

Underwriting Agreement between the Company and Aegis Capital Corp., dated December 19, 2012, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 21, 2012.

10.9

Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated August 22, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 28, 2013.

10.10

Underwriting Agreement between the Company and Aegis Capital Corp., dated September 4, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2013.

10.11

Amendment to Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated October 25, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2013.

10.12

Addendum to a Confidentiality Agreement, effective November 22, 2013, dated December 2, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2013

10.13

Agreement between the Company and Timberline Drilling Inc. regarding early cash payment under the Drilling Services and Related Payments Obligations Agreement, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014

10.14	Letter of Intent between the Company and Wolfpack dated March 11, 2014, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014
10.15

Promissory Note dated March 14, 2014 between the Company and Wolfpack, incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2014

10.16	Deed of Trust dated March 14, 2014 between the Company and Wolfpack, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2014
10.17

Amended Letter of Intent dated April 14, 2014 between the Company and Wolfpack, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014

10.18	Arrangement Agreement dated May 6, 2014 between the Company and Wolfpack, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 15, 2014
10.19

Acknowledgement and Agreement to Be Bound to Wolfpack Gold Corp and to Seabridge Gold Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 21, 2014

10.20

Option Agreement between Timberline Resources Corp. and American Gold Capital US Inc., Gunpoint Exploration US Ltd., and Gunpoint Exploration Ltd. dated March 12, 2015, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 17, 2015

10.21*	Steven Osterberg Employment Agreement dated September 2, 2015
10.22*	Paul Dircksen Letter Agreement dated September 22, 2015
10.23*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.24	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.25	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.26	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2016
10.27	Creditor Agreement dated September 12, 2017, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 13, 2017
10.28

Sharp Executive Associates, Inc. (Ted R. Sharp) CFO Engagement Letter dated September 10, 2018, incorporated by reference to exhibit 10.36 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 27, 2018

10.29#	Lookout Mountain LLC Agreement dated June 28, 2019
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:     /s/ Steven A. Osterberg

Steven A. Osterberg, President, Chief Executive Officer, Principal Executive Officer

Date:  January 10, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date:  January 10, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:January 10, 2020           /s/ Leigh Freeman

Leigh Freeman, Chairman of the Board of Directors

Date:January 10, 2020           /s/ Steven A. Osterberg

Steven A. Osterberg, Director, President and Chief Executive Officer

Date:January 10, 2020          /s/ Paul Dircksen

Paul Dircksen, Director

Date:January 10, 2020          /s/ Donald McDowell

Paul Zink, Director

Date:January 10, 2020            /s/ David Mathewson

David Mathewson, Director

Date:January 10, 2020            /s/ William Matlack

William Matlack, Director

Date:January 10, 2020            /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer