Form 10-Q
period 2019-12-31
Timberline Resources Corp
filed 2020-02-14
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Number of shares of issuer’s common stock outstanding at February 14, 2020: 74,895,260

INDEX

Page

PART I — FINANCIAL INFORMATION 3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) 3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 28

ITEM 4. CONTROLS AND PROCEDURES 28

PART II — OTHER INFORMATION 29

ITEM 1. LEGAL PROCEEDINGS. 29

ITEM 1A. RISK FACTORS 29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. 29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. 29

ITEM 4.  MINE SAFETY DISCLOSURES 29

ITEM 5.  OTHER INFORMATION 29

SIGNATURES 31

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets4

Consolidated statements of operations5

Consolidated statements of stockholders’ equity6

Consolidated statements of cash flows7

Notes to consolidated financial statements8 - 15

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash	$196,714	$30,757
Prepaid expenses and other current assets	59,870	21,132
Account receivable	19,963	118,525
TOTAL CURRENT ASSETS	276,547	170,414

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 3)	14,991,738	15,023,843

OTHER ASSETS:
Reclamation bonds	292,684	305,184
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	298,384	310,884

TOTAL ASSETS	$15,566,669	$15,505,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,397	$103,485
Accrued expenses	32,506	102,236
Accrued interest	25	10,956
Accrued interest – related party	112,267	83,107
Accrued payroll, benefits and taxes	17,308	24,038
Payment obligation	150,239	178,533
Senior unsecured note payable – related party, current portions, net of discount	193,383	-
TOTAL CURRENT LIABILITIES	547,125	502,355

LONG-TERM LIABILITIES:
Asset retirement obligation	170,651	168,619
Senior unsecured note payable – related party, net of discount (NOTE 6)	300,000	452,255
TOTAL LONG-TERM LIABILITIES	470,651	620,874

TOTAL LIABILITIES	1,017,776	1,123,229

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5 and 9)	-	-

STOCKHOLDERS' EQUITY: (NOTE 8)
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
74,895,260 and 67,395,260 shares issued and outstanding, respectively	74,895	67,395
Additional paid-in capital	75,492,358	74,568,258
Accumulated deficit	(61,018,360)	(60,253,741)
TOTAL STOCKHOLDERS' EQUITY	14,548,893	14,381,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,566,669	$15,505,141

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2019	2018

OPERATING EXPENSES:
Mineral exploration	$146,482	$271,525
Salaries and benefits	125,290	43,318
Professional fees	68,851	92,792
Insurance	18,742	22,636
Other general and administrative	152,172	81,259
TOTAL OPERATING EXPENSES	511,537	511,530

LOSS FROM OPERATIONS	(511,537)	(511,530)

OTHER INCOME (EXPENSE):
Foreign exchange gain and other	18	956
Loss on extinguishment of debt – related party	(195,611)	-
Interest expense	(17,363)	(24,849)
Interest expense – related party	(40,126)	(14,250)
TOTAL OTHER INCOME (EXPENSE)	(253,082)	(38,123)

LOSS BEFORE INCOME TAXES	(764,619)	(549,653)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(764,619)	$(549,653)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	73,020,260	60,791,369

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, October 1, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912
Common stock and warrants issued for cash	7,500,000	7,500	592,500	-	600,000
Stock-based compensation	-	-	161,100	-	161,100
Warrants issued for extinguishment of debt - related party	-	-	170,500	-	170,500
Net loss	-	-	-	(764,619)	(764,619)
Balance, December 31, 2019	74,895,260	$74,895	$75,492,358	$(61,018,360)	$14,548,893

Balance, October 1, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500
Common stock and warrants issued for cash	7,500,000	7,500	592,500	-	600,000
Stock-based compensation	-	-	5,000	-	5,000
Warrants issued for joint venture to AGEI	-	-	176,000	-	176,000
Net loss	-	-	-	(549,653)	(549,653)
Balance, December 31, 2018	61,027,819	$61,028	$73,970,930	$(59,146,111)	$14,885,847

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(764,619)	$(549,653)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	161,100	5,000
Accretion of asset retirement obligation	2,032	1,935
Amortization of discount on senior unsecured notes payable – related party	16,017	20,071
Loss on extinguishment of debt – related party	195,611	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(38,738)	(48,251)
Account receivable	98,562	-
Accounts payable	(62,088)	(11,322)
Accrued expenses	(69,730)	34,887
Accrued interest	(10,931)	18,890
Accrued interest – related party	29,160	14,250
Accrued payroll, benefits, and taxes	(6,730)	(18,449)
Net cash used by operating activities	(450,354)	(532,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(18,000)
Refund of reclamation bond	12,500	-
Proceeds from lease of mineral rights	32,105	25,594
Net cash provided by investing activities	44,605	7,594

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	600,000	600,000
Cash paid on payment obligation	(28,294)	-
Net cash provided by financing activities	571,706	600,000

Net increase in cash and cash equivalents	165,957	74,952

CASH AT BEGINNING OF PERIOD	30,757	110,736

CASH AT END OF PERIOD	$196,714	$185,688

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Warrants issued for purchase of mineral properties	$-	$176,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

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

Basis of Presentation - The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

a.Going Concern – The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States and Canada are significant obstacles to raising the required funds. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.New Accounting Pronouncements - In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is evaluating the impact of this update on the Company’s fair value measurement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

c.Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Staccato Gold Resources, Ltd.; BH Minerals USA, Inc.; Wolfpack Gold (Nevada) Corp.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

d.Reclassifications - Certain reclassifications may have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity or cash flows.

e.Reclamation Bonds – Bonds paid to assure reclamation of properties covered by exploration permits are capitalized in the period paid, reduced as refunds are received or expensed as they are applied to reclamation obligations.

f.Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, asset retirement obligations, stock-based compensation, and valuation of equity securities, such as warrants. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

g.Stock-based Compensation – The Company estimates the fair value of its stock-based option compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

The value of common stock awards is determined based upon the closing price of the Company’s stock on the grant date of the award. Compensation expense for grants that vest is recognized ratably over the vesting period. The fair value of stock unit or stock awards is determined by the closing price of the Company’s common stock on the date of the grant

h.Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Stock options	5,650,000	3,280,000
Warrants	53,541,908	49,106,373
Total potential dilution	59,191,908	52,386,373

At December 31, 2019 and 2018, the effect of the Company’s common stock equivalents would have been anti-dilutive.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at December 31, 2019 and September 30, 2019, respectively:

	Expected Useful Lives (years)	December 31, 2019	September 30, 2019

Mineral rights – Eureka	-	$13,671,546	$13,703,651
Mineral rights – Elder Creek	-	1,218,715	1,218,715
Mineral rights – Other	-	50,000	50,000
Total mineral rights		14,940,261	14,972,366

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,991,738	$15,023,843

Depreciation expense for the quarters ended December 31, 2019 and 2018, was nil and nil, respectively.

For the quarters ended December 31, 2019 and 2018, the Company received lease payments of $32,105 and $25,594, respectively, from a third party on two of the Company’s leases at the Company’s Eureka property. Monthly payments in the amount of approximately $8,500 are expected to continue to be received. These receipts are recorded as a reduction to property, mineral rights, and equipment.

Elder Creek property:

The Company met the 2018 work commitment, and issued 5,000,000 Class G warrants during the quarter ended December 31, 2018 as required by the amended agreement, which were fair valued at $176,000 on the date the commitment was satisfied.

Lookout Mountain LLC:

On June 28, 2019, the Company entered into a Limited Liability Company Agreement to form a Limited Liability Company (the “Agreement”) with PM&Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold project.

The LLC Agreement calls for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline contributed certain claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area (the “Project”) to the limited liability company in exchange for its ownership position. Timberline will manage the project at least through Stage I of investment. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

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

During the quarter ended December 31, 2019, the Company paid $19,963 for Stage I exploration costs incurred by the Company on behalf of Lookout Mountain LLC, predominantly consulting and related expenses paid to consultants employed by the Company. The reimbursable costs were included as an Account receivable on the Company’s balance sheet.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

NOTE 4 – RELATED-PARTY TRANSACTIONS:

In addition to the related-party transactions described in Notes 3 and 6, during the quarter ended December 31, 2019, a member of the Board of Directors, William Matlack, participated in a private placement offering of Units of the Company, purchasing 7,500,000 units for total proceeds of $600,000. Mr. Matlack subscribed to 7,125,000 units for a total of $570,000. See Note 7 for details of the private placement.

In connection with the definitive agreement with AGEI for the purchase of two joint venture interests during the fiscal year ended September 30, 2018, Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to the Company’s Board of Directors on June 21, 2018.  Mr. McDowell is the majority owner of AGEI and is the beneficial owner of the majority of the consideration for the Transaction. Therefore, he is the beneficial owner of the majority of the 5,000,000 Class G warrants issued to AGEI at December 31, 2018.

During the quarter ended December 31, 2018, the Company issued 100,000 stock options to acquire shares of common stock of the Company to Mr. Ted R. Sharp, the Company’s Chief Financial Officer, appointed to the position in September of 2018.  The options were valued at $5,000 based on a fair value computation using a Black-Scholes model at the date of grant.

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

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the Wells Fargo Bank prime rate (4.75% at December 31, 2019), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, borrowings or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

On December 30, 2019, the Company entered into Addendum 1 to the Payment Agreement under which Creditor has agreed to waive a default condition in consideration of a $5,000 fee and a payment of $12,500, 5% of the second Senior unsecured note of $250,000. Payment of the remaining $40,470 of delinquent amounts, representing 5% of thee private placements of $80,000, $160,000 and $269,395 respectively and 5% on a Senior unsecured notes payable totaling $300,000, will be paid from the next equity or debt raise in addition to any 5% fee due thereon. The obligation to commence monthly installment payments of $10,000 until the Payment Obligation is paid has not yet been triggered because the Company has not completed a financing with gross proceeds of at least $1 million. The due date of the Payment Agreement was not modified by the Addendum.

During the quarter ended December 31, 2019, the Company paid $42,500 including interest of $14,206 to the Creditor. At December 31, 2019, an additional cash payment of $40,470 is due to the Creditor. The balance of the Payment Obligation was $150,239 and $178,533 at December 31, 2019 and September 30, 2019, respectively.

NOTE 6 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”), thereafter becoming a related party. Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase common shares of the Company.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

The exercise price of the warrants was $0.09, and the warrants contained a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model.

On October 4, 2019, the Company entered into an agreement with the note holder to extend the due date of the note for a period of three years to mature on January 20, 2023, with the terms of the original note staying the same. The Series F Warrants were cancelled and replaced with 4,000,000 Series K Warrants issued solely in relation to the extension of the note, with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. The modifications to the terms of this note are being accounted for as a Troubled Debt Restructure and extinguishment of debt under ASC 470-60-55 Debt, due to the factors such as the Company not being current with its debt obligations, the significant doubt of the Company continuing as a going concern, and the inability of the Company to obtain funds from sources other than the existing creditor at a rate equal to the market interest rate for similar debt for an untroubled debtor.  The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of cancelation were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model using the following assumptions.

	Series K Warrants Issued October 4, 2019	Series F Warrants Canceled October 4, 2019
Expected volatility	147.20%	147.20%
Stock price on date of grant	$0.07	$0.07
Exercise price	$0.08	$0.09
Expected dividends	-	-
Expected term (in years)	3.333	.333
Risk-free rate	1.34%	1.34%
Expected forfeiture rate	0%	0%

The unamortized discount related to the Series F warrants was $25,111. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on extinguishment of debt of $195,611 in the quarter ended December 31, 2019.

At December 31, 2019, the note payable was $300,000, with all discounts fully amortized. At September 30, 2019, the note payable was $274,889, which is net of the unamortized discount of $25,111.

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

The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $16,017 amortized to interest expense in the quarter ended December 31, 2019. At December 31, 2019, the note payable was $193,383, net of the unamortized discount of $56,617. At September 30, 2019, the note payable was $177,366, net of the unamortized discount of $72,634.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

Warrants Issued During the Year Ended September 30, 2019
Expected volatility	138.5%
Stock price on date of the note	$0.07
Exercise price	$0.07
Expected dividends	-
Expected term (in years)	1.5
Risk-free rate	2.26%
Expected forfeiture rate	0%

The amortization of discounts was $34,907 and $20,071 for the quarters ended December 31, 2019 and 2018, respectively. The accrued interest on the senior unsecured notes payable was $86,953 and $25,314 at December 31, 2019 and September 30, 2019, respectively. Interest expense related to the Senior unsecured notes payable to this related party was $26,160 for the three months ended December 31, 2019, and $73,714 for the year ended September 30, 2019.

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

NOTE 7 – COMMON STOCK AND WARRANTS:

Common Shares - Private Placement

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

As a result, 7,500,000 shares of common stock of the Company and 3,750,000 Warrants were issued and 3,750,000 shares of common stock were reserved for issuance pursuant to Warrant exercises. A director of the Company, William Matlack, participated in the Offering and subscribed for 7,125,000 Units. The Warrants comprised in Mr. Matlack’s Units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any Warrant exercise if such exercise would cause him to beneficially own or control 20% or more of the issued and outstanding common shares of the Company.

The fair value of warrants was determined with a Black-Scholes option-pricing model to be $266,500. The assumptions used to calculate fair values are noted in the following table:

Series J Warrants Issued October 23, 2019
Expected volatility	149.30%
Stock price on date of grant	$0.08
Exercise price	$0.12
Expected dividends	-
Expected term (in years)	5
Risk-free rate	1.58%
Expected forfeiture rate	0%

The fair value of the warrants was charged to additional paid-in capital as a deemed dividend, due to the warrants being issued with common shares and being immediately exercisable.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

Warrants

During the quarter ended December 31, 2019, there were 3,750,000 Series J Warrants issued pursuant to the private placement offering and 4,000,000 Series K Warrants issued pursuant solely to extension of the Senior unsecured note payable, with 3,265,500 Series F Warrants canceled in connection with the extension. Additionally, there were 3,367,441 Series H Warrants issued pursuant to PM&G’s participation in a private placement in July 2019 that had not been issued or included in the September 30, 2019 warrants outstanding. As a result of these issuances, there were 53,541,908 and 45,689,967 warrants outstanding as of December 31, 2019 and September 30, 2019, respectively. The warrants expire from January 31, 2020 through October 15, 2024. The weighted average exercise price was $0.20 and $0.21 as of December 31, 2019 and September 30, 2019, respectively.

NOTE 8 – STOCK-BASED AWARDS:

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

The fair value of the option awards granted during the quarter ended December 31, 2019 was $161,100, measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options Granted During the Quarter Ended December 31, 2019
Expected volatility	149.5%
Stock price on date of grant	$0.07
Exercise price	$0.08
Expected dividends	-
Expected term (in years)	5
Risk-free rate	1.66%
Expected forfeiture rate	0%

During the quarter ended December 31, 2018, the Board of Directors issued 100,000 stock options to the Chief Financial Officer. The fair value of the option award was $5,000 and measured on the date of the grant with a Black-Scholes option-pricing model.

During the quarter ended December 31, 2018, 100,000 options were terminated as a result of the resignation of a member of the Board of Directors.

The following is a summary of options issued and outstanding at December 31, 2019:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2018	3,280,000	$0.26
Granted	100,000	0.10
Terminated	(100,000)	(0.10)
Outstanding at September 30, 2019	3,280,000	0.26
Granted	2,550,000	0.08
Expired	(180,000)	(0.48)
Outstanding and exercisable at December 31, 2019	5,650,000	$0.17

The aggregate of options exercisable as of December 31, 2019 had an intrinsic value of nil, based on the closing price of $0.07 per share of the Company’s common stock on December 31, 2019.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

The Company has the following commitments and contingencies:

The Elder Creek Project is subject to certain future work expenditure requirements in order for the Company to earn an ownership portion of the property. The Year 1 and Year 2 work commitments were completed by December 31, 2018 and December 31, 2019, respectively:

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

Real Estate Lease Commitments

At September 30, 2019, the Company had real estate lease commitments for certain mineral property exploration facilities totaling $72,000 annually. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

NOTE 10 – SUBSEQUENT EVENTS:

There are no subsequent events to be reported at the date of filing of this report.

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

Summary of the quarter ended December 31, 2019:

During the quarter ended December 31, 2019, we accomplished the following:

1.We announced and closed a private placement of units of the Company’s equity for $600,000 cash,

2.We added a qualified person to the Board of Directors,

3.We granted stock options to the new Board members and to the other directors and officers,

4.We extended the terms of the $300,000 Senior Note Payable for an additional three years to January 20, 2023,

5.We drilled a long interval of copper-silver porphyry-style mineralization in the initial test of the Morning Glory Hill target at our Elder Creek project in the Battle Mountain district of Nevada (announced January 8, 2020), and

6.We confirmed a porphyry hosted gold discovery on our Paiute project in the Battle Mountain district of Nevada (announced January 16, 2020).

7.We completed core relogging and geologic modelling of high-grade gold mineralization at the Lookout Mountain project.

Each of these is discussed below, not necessarily in the order listed above.

Elder Creek Project

Timberline’s Elder Creek copper-gold, and adjacent Paiute properties lie within the prolific Battle Mountain District of Nevada, approximately 11 miles (18 km) north of Nevada Gold Mines’ Phoenix mining complex. Timberline has the right to acquire a 65% interest in the 16 square mile (41 km2) Elder Creek property through an earn-in agreement with McEwen Mining Inc. The Company is actively seeking a strategic partner for Elder Creek.

Data compiled from historic exploration on the property includes only limited shallow (most less than 500 ft (152 m)), drilling targeted primarily at gold. Geologic and geophysical characteristics, and rock geochemical sampling results at Elder Creek (see press release dated June 18, 2018 at http://timberlineresources.co/press-releases/) are common to major porphyry copper deposits.

Drilling completed in the quarter ending December 31, 2019, together with drilling completed in 2018, at Elder Creek documents a large mineralized copper-gold-silver porphyry system with multiple intrusive and mineralizing events. We have identified six priority target areas (Figure 1) over only a small portion of the porphyry system. Three of these targets have been tested by initial drill holes, most of which bottomed in long intervals of porphyry-related mineralization.

Morning Glory Hill Target

On January 8, 2020, we reported that we drilled a long interval of copper-silver porphyry-style mineralization in the initial test of the Morning Glory Hill target at the Elder Creek project (Figure 1). Reverse circulation (“RC”) hole RCEC 19-05 intercepted 305 feet (ft) (93 meters (m)) grading 0.25% Cu, 0.08 g/t Au, and 9 g/t Ag and bottomed in mineralization at 555 ft (169 m).

RCEC19-05 tested an area of outcropping mineralized porphyry breccia coincident with a large IP chargeability and resistivity geophysical anomaly (Figure 1). Assay results are summarized in Table 1. The mineralized interval is intensely altered with silica (quartz), sericite, and chlorite and contains from 2% to >10% disseminated sulfides including pyrite, chalcopyrite, and minor molybdenite. Silver has a strong positive correlation with copper values.

Table 1.  Summary of Elder Creek Drilling Assay Results by Target Area

Drill Hole	From (feet)	To (feet)	Total (feet)	From (meters)	To (meters)	Total (meters)	Cu (%)	Mo (ppm)	Au (g/t)	Ag (g/t)
Morning Glory Hill Target
RCEC19-05	75	250	175	22.9	76.2	53.4	0.03	181	0.017	4
	250	555 TD	305	76.2	169.2 TD	93.0	0.25	122	0.083	9
including:	255	345	90	77.7	105.2	27.4	0.34	141	0.138	14
	255	265	10	77.7	80.8	3.0	0.74	69	0.280	38

RCEC 19-01	270	1960 TD	1690	82.3	597.6 TD	515.3	0.07	212	-	2
including:	475	680	205	144.8	207.3	62.5	0.12	222	-	4
	1115	1180	65	339.9	359.8	19.9	0.25	181	-	5
	1615	1630	15	492.4	497.0	7.6	0.21	233	-	5
Valmy Pit Target
RCEC 18-01	0	500 TD	500	0	152.4 TD	152.4	0.21	145	-	3
including:	160	270	110	48.8	82.3	33.5	0.44	181	-	5
including:	195	210	15	59.5	64.0	4.6	0.55	132	0.33	13

RCEC 19-02	85	270	185	25.9	82.3	56.4	0.22	-	-	3
	415	565 TD	150	126.5	172.2 TD	45.7	0.16	-	-	3

RCEC 19-03	0	405 TD	405	0	123.5 TD	123.5	0.16	-	-	2
including:	0	100	100	0	30.5	30.5	0.20	-	-	5

RCEC 19-04	0	30	30	0	9.2	9.2	0.19	-	-	6
	150	165	15	45.7	50.3	4.6	0.34	-	-	9
*True thickness of drill intercepts is unknown; **TD: drill hole total depth

Valmy Pit Target

Drilling of three RC holes at the Valmy Pit target area further delineated a broad area of thick, near-surface copper oxide mineralization drilled previously by the Company in 2018. RCEC19-02, 03 & 04, totaling 1,470 ft (448 m) (see Table 1), were drilled to offset and expand the mineralization identified in RCEC 18-01 (Figure 1) which averaged 0.21% Cu over its entire 500 ft (152 m) length, including 110 ft (34 m) grading 0.44% Cu. RCEC19-02 contained intercepts of 185 ft (56 m) grading 0.22% Cu and 150 ft (46 m) grading 0.16% Cu, while RCEC 19-03 averaged 0.16% Cu across its entire 405 ft (124 m) length. Each drill hole bottomed in mineralization with drilling terminated because of intense silica alteration and groundwater. These holes extended the footprint of the shallow copper oxide mineralization at the Valmy Pit target area to approximately 575 ft (175 m) by 400 ft (122 m). The mineralization remains open in all directions and to depth, where it transitions to sulfide mineralization.

Only a small portion of the Elder Creek porphyry system has been evaluated to date with three of six target areas drill tested and each containing substantial Cu ± Mo-Ag-Au mineralization. Future objectives include offsetting and deepening these drill holes, and testing new targets.

Paiute Project:

On January 16, 2020, we announced that our first two drill holes at the Paiute project in the Battle Mountain district of Nevada intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone (Figure 2, Table 2). Both RC holes were terminated in hard, silicified and mineralized rock. Timberline currently owns approximately 78% of the Paiute project in a Joint Venture (“JV”) with Nevada Gold Mines.

Hole PCRC 19-01 intercepted 125 feet (ft) (38 meters (m)) grading 0.36 g/t Au with associated pyrrhotite-pyrite-arsenopyrite in silicified, metamorphosed arkosic sandstone (see Table 2). The hole bottomed in 160 ft (49 m) of silicified granodiorite porphyry. The previously identified 2 km-long gold “Lone Tree-type” structural zone (see Figure 2) remains largely untested below 500 feet depth of historic drilling. The structural zone includes surface rock chip samples which previously returned multiple values greater than 1.0 gram per tonne (“g/t”) of gold including two samples over 10 g/t gold and one sample with 42.9 g/t gold and 527 g/t silver (see press release dated May 24, 2018 @ http://timberlineresources.co/press-releases).

PCRC 19-02 twinned and deepened historical hole ICBM-95-06, which intercepted gold mineralization within highly silica-altered, sulfide-poor (trace – 1% pyrite) granodiorite porphyry. The hole intercepted multiple zones of gold mineralization in granodiorite porphyry and metamorphosed arkosic sandstone, including 40 ft (12 m) of 0.61 g/t , 80 ft (24 m) of 0.51, 25 ft (8 m) of 1.12 g/t, and 25 ft (8 m) of 0.48 g/t over its 710 feet (216 m) length and bottomed in mineralization. The mineralization in PCRC 19-02 expands on multiple intercepts in nearby historic holes (see Table 3).

The Paiute project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date. The Company is acquiring historical IP/Resistivity, and magnetic survey data to guide future drilling of the largely untested structural zone and porphyry gold targets. Pending the availability of capital, we will expand our exploration plans accordingly.

Figure 1.  Elder Creek Property Geology, IP Geophysics, Drilling, and Target Areas

N
RCEC18-01
33.5 m @
0.44% Cu,
5 g/t Ag
Valmy
Pit
RCEC 19-02,
19-03,
19-04
Morning Glory
Hill
RCEC 19-05
Copper Sulfides in
QSP-altered
Porphyry
93 m @ 0.25% Cu,
0.083 g/t Au, 9 g/t Ag
Quartz-Sulfide
Breccia
CCEC18-02
14.2 m @
1.20% Cu,
0.31% Mo,
0.13 g/t Au,
26 g/t Ag
98EC-07
18 m @ 0.45% Cu
6 m @ 0.57% Cu
RCEC19-01
stockwork veined
QSP-altered Porphyry
1,690 ft (515 m) @
731 ppm Cu
Deep Cu-Mo
Porphyry
QS-Breccia Fault
Elder Creek Fault
Copper-Gold Hills
Gracie
Copper-Gold
0
0.25
0.5
Miles
0
500
1,000
Meters
Fault
Breccia
Colluvium
Porphyry
Granodiorite
Valmy Formation
Harmony Formation SS
2018 IP Anomaly Area
Porphyry-style Quartz Veins
Hydrothermal Biotite (mod-str)
Priority Target Areas
2018/2019 Drill Holes
Historic Drill Holes
Open-direction of IP Anomaly
Timberline
RESOURCES
Elder Creek Project
Geology, Alteration & Drill Sites
Scale: 1 inch = 1,500 feet
Date: 1/28/2020
Datum: NAD 1983 UTM Zone 11N
Document Name: 20200115 Elder Creek_Geol-Altn-PDHs

Table 2.  2019 Drill Hole Assay Results

Drill Hole	From (feet)	To (feet)	Total (feet)	From (meters)	To (meters)	Total (meters)	Au (g/t)	Ag (g/t)	As (ppm)	Ba (ppm)	S (%)
PCRC19-01	295	420	125	89.9	128.0	38.1	0.356	0.4	673	266	1.5
including:	340	420	80	103.6	128.0	24.4	0.442	0.5	968	185	1.9
PCRC19-02	0	710 (TD)	710	0.0	216.4	216.4	0.271	0.5	72	849	0.3
including:	0	40	40	0.0	12.2	12.2	0.606	0.9	292	648	0.0
	110	140	30	33.5	42.7	9.1	0.488	0.5	43	872	0.1
	150	230	80	45.7	70.1	24.4	0.514	0.4	27	1123	0.2
	190	215	25	57.9	65.5	7.6	1.123	0.6	12	1280	0.2
	280	390	110	85.3	118.9	33.5	0.359	0.3	39	720	0.2
	490	500	10	149.4	152.4	3.0	0.511	0.1	30	1070	0.2
	525	545	20	160.0	166.1	6.1	0.340	0.2	20	598	0.3
	610	640	30	185.9	195.1	9.1	0.400	1.0	33	1023	0.8
	685	710	25	208.8	216.4	7.6	0.478	0.8	38	680	0.6
*True thickness of drill intercepts is unknown. **TD: drill hole total depth

Table 3.  Summary of Historic Porphyry Hosted Drilling Gold Assay Results

Drill Hole	From (feet)	To (feet)	Total (feet)	From (meters)	To (meters)	Total (meters)	Au (g/t)
ICBM 95-1	260	295	35	79.2	89.9	10.7	0.831
	320	350	30	97.5	106.7	9.1	0.552
	385	460	75	117.3	140.2	22.9	0.462
ICBM 96-3	45	65		13.7	19.8	6.1	0.431
	345	370	25	105.2	112.8	7.6	0.497
	405	415	10	123.4	126.5	3.0	1.000
	480	580	100	146.3	176.8	30.5	0.962
ICBM 96-3C	221	246	25	67.4	75.0	7.6	0.626
	455	465	10	138.7	141.7	3.0	1.276
	475	505	30	144.8	153.9	9.1	0.609
	996	1001	5	303.6	305.1	1.5	3.655
ICBM 96-4	340	370	30	103.6	112.8	9.1	0.683
ICBM 96-5	90	100	10	27.4	30.5	3.0	0.741
	320	350	30	97.5	106.7	9.1	0.377
	575	590	15	175.3	179.8	4.6	1.501
3899	10	180	170	3.0	54.9	51.8	0.695
3632	0	100	100	0.0	30.5	30.5	0.945
	350	400	50	106.7	121.9	15.2	0.55
4062	30	60	30	9.1	18.3	9.1	0.460
	220	260	40	67.1	79.2	12.2	0.644
4006	95	145	50	29.0	44.2	15.2	0.483
	280	300	20	85.3	91.4	6.1	0.948
3206	210	280	70	64.0	85.3	21.3	0.493

Lookout Mountain LLC:

The Lookout Mountain project lies within Timberline’s 23 square-mile Eureka property which is strategically located within the greater Eureka Mining District (see a detailed description and maps at http://timberlineresources.co/projects/). Lookout Mountain is a large “Carlin-style” gold-system with a defined gold resource (see Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013) and drill-indicated mineralization which extends over a north-south trend of approximately 3 miles (~ 5 km). High-grade gold mineralization near the historical open pit (Figure 3) includes 18 intercepts ranging from 0.136 ounces gold per ton (“opt”) to 2.250 opt gold (see Table 4) (see press release dated July 10, 2018 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse-breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in many major Carlin-style gold deposits.

On July 11, 2019, we entered into the Definitive Agreement to form a joint venture with PM & Gold Mines, Inc. whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project. PM&G can earn an initial 51% interest in the project, which is located on the southern end of the Battle Mountain-Eureka Trend, by expending $6 million on exploration and development over a 2-year period.

During the quarter ended December 31, 2019, we completed re-logging of all project drill core and we advanced our understanding of the project geologic model and high-grade gold mineralization in the historic pit area. Based on this model and previous drilling, proposed sites for follow-up core drilling have been selected based on windows in the existing drill spacing, geologic data gaps, and/or to twin historic reverse circulation or conventional rotary holes. Furthermore, a work plan amendment to the existing Plan of Operations was completed and approved by the Bureau of Land Management. The amendment permits 249 additional drill sites in the historic pit area and for drill expansion of the resource are to the north and east of the pit (Figure 3).

Table 4.  Representative High-Grade Gold Drill Intercepts from the Lookout Mountain Deposit

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

(3)Drill thickness - True widths of drill intercepts have not been determined

(2)opt: oz gold / ton; g/t: grams/tonne

(3)See press release dated July 10, 2018 at http://timberlineresources.co/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

Figure 2.  Paiute Project Geology and Primary Target Areas

494000
495000
496000
4500000
4499000
4498000
N
Structural Zone
Gold - Silver
Gold
Porphyry
Target
PCRC 19-01
PCRC-
19-02
0
500
Meters
0
1,000
2,000
Feet
Fault
Alluvium - Undifferentiated (Qal)
Granodiorite Porphyry (Tgp)
Granodiorite Monzogranite (Tgm)
Biotite - Hornblende Monzogranite (Tmb)
Megacryst Porphyry (Km)
Monzogranite Porphyry (Kmp)
Diabase (DOdb)
Harmony Formation Sandstone (Ch)
Gold (g/t) in
Rock Sample Samples
< 0.50
0.51 - 1.00
1.01 - 3.00
3.01 - 10.00
> 10.00
2019 DrillHoles
Historic DrillHoles
Target Areas
Au Porphyry
Au-Ag Structural Zone
Timberline
RESOURCES
Paiute Project
Geology, Geochemistry, & Drilling
Scale: 1 inch = 833 feet
Date: 1/28/2020
Datum: NAD 1983 UTM Zone 11N
Document Name: 2020115_Paiute_Geol_Drillholes

Figure 3.  Lookout Mountain Open Pit-area Drill Holes with High-grade Gold Intercepts

Au Intercepts in Drill Hole*
Au ≥ 0.25 oz/ton (8.6 g/t)
Au 0.1 - 0.25 oz/ton (3.4-8.6 g/t)
Au 0.02 - 0.1 oz/ton (0.7 - 3.4 g/t)
Au ≤0.02 oz/ton (≤0.7 g/t)
Oxide Expansion Target Area
High-Grade Zone
Historic Open Pit
NW - SE Section Line Endpoints (see Figure 3)
* See Table 1 Composite Assays
0 50100 200 Feet
0 25 50 100 Meters
Oxide Gold, North Expansion Target
Limestone
Quaternary
Dolomite
NW
Dump
Quaternary Landslide
Orpiment-Gold Discovery Zone
Jasperoid
Lookout Pit High-Grade Gold Zone
SE
Shale
Volcanics
N

Timberline has previously reported a gold resource estimate at Lookout Mountain, which was prepared by Mine Development Associates (“MDA”) of Reno, Nevada. The MDA resource estimates includes 508,000 gold oz (Measured & Indicated) and 141,000 oz (Inferred) as summarized below at the noted cut-off grades:

Table 2.  Lookout Mountain Gold Resource(1)(2)(3)

Resource Category	Tons	Tonnes	Gold (opt)	Gold (g/t)	Gold Ounces
Measured	3,043,000	2,761,000	0.035	1.200	106,000
Indicated	25,897,000	23,493,000	0.016	0.549	402,000
Measured & Indicated	28,940,000	26,254,000	0.018	0.617	508,000

Inferred	11,709,000	10,622,000	0.012	0.411	141,000

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

The full MDA Resource Estimate with various cut-off grades can be seen at:

 http://timberlineresources.co/wp-content/uploads/2015/07/LookoutMt_-43-101_2013.pdf.

Results of Operations for the quarters ended December 31, 2019 and 2018

Consolidated Results

(US$)	Three Months Ended December 31,
	2019	2018
Exploration expenses:
Eureka	$ 146,482	$ 252,239
Other exploration properties	-	19,286
Total exploration expenditures	146,482	271,525
Non-cash expenses:
Stock option expenses	161,100	5,000
Depreciation, amortization and accretion	2,032	1,935
Accretion of discount on senior note payable	16,017	20,071
Total non-cash expenses	179,149	27,006
Professional fees expenses	54,471	87,792
Insurance expenses	18,742	22,636
Salaries and benefits expenses	67,570	43,318
Loss on extinguishment of debt	195,611	-
Interest and other (income) expense	41,454	38,123
Other general and administrative expenses	61,140	59,253
Net loss	$ 764,619	$ 549,653

Our consolidated net loss for the three months ended December 31, 2019 was $764,619, compared to a consolidated net loss of $549,653 for the three months ended December 31, 2018. The year-over-year increase in net loss is due to decreased exploration expenses, increased salaries and benefits expense and increased accretion of discount on senior note payable, which were more than offset by the increase in stock-based compensation expense and increased salaries and benefits expenses. Other general and administrative expenditures held steady in the quarter ended December 31, 2019. Exploration expenditures during the three months ended December 31, 2019 decreased compared to the same period in 2018 due to significant exploration activity performed on Elder Creek earlier in calendar year 2019 as we satisfied our work commitment for Year 2 of the agreement.

In addition to the operating causal factors enumerated above, we incurred a loss on an extinguishment of debt of $195,611. On October 4, 2019, we entered into an agreement with a note holder to extend the due date of a $300,000 senior unsecured note for a period of three years to mature on January 20, 2023 on the same terms as the original note. The 3,265,500 Series F Warrants issued with the note at its inception were cancelled and replaced with 4,000,000 Series K Warrants with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. The fair value of the Series K

Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of cancelation were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model using the following assumptions.

The unamortized discount related to the Series F warrants was $25,111. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on extinguishment of debt of $195,611 in the quarter ended December 31, 2019. The modifications to the terms of this note are being accounted for as a Troubled Debt Restructure and extinguishment of debt under ASC 470-60-55 Debt, due to the factors such as the Company not being current with its debt obligations, the significant doubt of the Company continuing as a going concern, and the inability of the Company to obtain funds from sources other than the existing creditor at a rate equal to the market interest rate for similar debt for an untroubled debtor.

Subject to adequate funding in 2020, we expect to continue to invest in exploration activities for the advancement of Lookout Mountain LLC, Elder Creek and exploration at Eureka.

Financial Condition and Liquidity

At December 31, 2019, we had assets of $15,566,669, consisting of cash in the amount of $196,714; property, mineral rights and equipment of $14,991,738, net of depreciation, reclamation bonds of $292,684, and prepaid expenses, deposits and other assets in the amount of $85,533.

On December 31, 2019, we had total liabilities of $1,017,776 and total assets of $15,566,669. This compares to total liabilities of $1,123,229 and total assets of $15,505,141 on September 30, 2019. As of December 31, 2019, our liabilities consist of $170,651 for asset retirement obligations, $493,383 of senior unsecured notes payable, net of discount, $150,239 of payment obligation, and $203,503 of trade payables and accrued liabilities. Of these liabilities, $547,125 are due within twelve months. The decrease in liabilities compared to September 31, 2019, is largely due to reduction of current liabilities as they were paid in the normal course of business and the increase in senior unsecured notes payable due to amortization of discounts against them, and offset by a reduction in the payment obligation. The increase in total assets was due to increased cash from a private placement and lease payments received on mineral properties. Increases in cash and prepaid expenses also contributed to the increase in assets for the three-month period ended December 31, 2019.

On December 31, 2019, we had negative working capital of $270,578 and stockholders’ equity of $14,548,893 compared to negative working capital of $206,378 and stockholders’ equity of $14,381,912 for the year ended September 30, 2019. Working capital experienced a favorable change because of an increase in cash and prepaid expenses while current liabilities decreased due to cash payments made.

During the quarter ended December 31, 2019, we used cash from operating activities of $450,354 compared to $532,642 used for the quarter ended December 31, 2018. Net loss of $764,619 for the three-month period ended December 31, 2019 compared to net loss of $549,653 for the quarter ended December 31, 2018. The causal factors are disclosed in the comparative table above.

During the three-month period ended December 31, 2019, cash of $44,605 was provided by investment activities for lease payments to us for company-owned mineral properties and a refund of $12,500 for a reclamation bond, compared with cash provided of $7,594 for the three-month period ended December 31, 2018. During the three-month period ended December 31, 2019, we paid $18,000 for mineral properties while receiving $25,594 for lease payments to us for company-owned mineral properties.

During the three-month period ended December 31, 2019, cash of $571,706 was provided by financing activities, compared to cash of $600,000 provided during the three-month period ended December 31, 2018. For the three-month period ended December 31, 2019, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs, and cash of $28,294 was used for payment of the payment obligation. This compares to cash of $600,000 provided through the sale of stock and warrants, net of offering costs, for the three-month period ended December 31, 2018.

Going Concern:

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

We recognize that we will not be able to execute our operating plans with our current cash balances. We expect to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. With our current cash balance, our anticipated ability to acquire additional capital by way of asset sales and/or financing transactions, and our ability to curtail discretionary exploration expenditures as needed; however, we believe that we will be able to generate sufficient working capital to meet our ongoing, non-discretionary operating expenses for the next 12 months and maintain our primary mineral properties. We recognize that additional capital will be required shortly and may be obtained through financing transactions such as asset sales, corporate transactions, equity investments, joint ventures, debt facilities, or other types of strategic arrangements. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

Financing Activities

Payment Obligation:

On September 12, 2017, we entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, we agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the Wells Fargo Bank prime rate (4.75% at December 31, 2019), as such rate may change from time to time, plus 3% per annum. We agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, borrowings or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then we agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

On December 30, 2019, we entered into Addendum 1 to the Payment Agreement under which Creditor has agreed to waive a default condition in consideration of a $5,000 fee and a payment of $12,500 relating to the second Senior unsecured note of $250,000. Payment of the remaining $40,470 of delinquent amounts, representing 5% of thee private placements of $80,000, $160,000 and $269,395 respectively and 5% on a Senior unsecured notes payable totaling $300,000, will be paid from the next equity or debt raise in addition to any 5% fee due thereon. The obligation to commence monthly installment payments of $10,000 until the Payment Obligation is paid has not yet been triggered because we have not completed a financing with gross proceeds of at least $1 million.

During the quarter ended December 31, 2019, we paid $42,500 including interest of $14,206. At December 31, 2019, an additional cash payment of $40,470 is due to the Creditor. The balance of the Payment Obligation was $150,239 and $178,533 at December 31, 2019 and September 30, 2019, respectively.

Private Placements:

On October 23, 2019, we closed a private placement offering of 7,500,000 Units of the Company at a price of US$0.08 per Unit, for total proceeds to us of $600,000. Each Unit consisted of one share of our common stock and one-half common share purchase Class J warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of our common stock at a price of US$0.12 per share until the warrant expiration date of October 15, 2024.

Accredited investors subscribed for 7,500,000 Units on a private placement basis at a price of US$0.08 per unit for total proceeds of US$600,000. As a result, 7,500,000 shares of our common stock and 3,750,000 Warrants were issued and 3,750,000 shares of common stock were reserved for issuance pursuant to Warrant exercises. A director of the Company, William Matlack, participated in the Offering and subscribed for 7,125,000 Units. The Warrants comprised in Mr. Matlack’s Units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any Warrant exercise if such exercise would cause him to beneficially own or control 20% or more of our issued and outstanding common shares.

Senior Unsecured Notes Payable:

On July 30, 2018, we entered into a binding loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”). Under the loan agreement, the Lender loaned us $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest will become due for repayment on January 20, 2020, but may be repaid early without penalty. Pursuant to the terms of the loan agreement, we issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase our common shares. The exercise price of the warrants was $0.09, and the warrants contain a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of our outstanding common shares.

On October 4, 2019, we entered into an agreement with the note holder to extend the due date of the note for a period of three years to mature on January 20, 2023 on the same terms as the original note. The Series F Warrants were cancelled and replaced with 4,000,000 warrants of a new series designation with expiration at February 1, 2023 and an exercise price of $0.08, the fair value at the date of issuance. As a result of the extension of the due date, this note has been included in long-term debt on our consolidated balance sheet. At December 31, 2019, the note payable was $300,000, with all discounts amortized.

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

Management determined that the Company’s disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting due primarily to minimal staffing at the Company and the resulting weakness related to appropriate segregation of duties. In addition, during the quarter ended December 31, 2019, we had a material weakness relating to our failure to identify and account for a material debt modification. While the Company does adhere to a system of internal controls and processes that were designed and implemented by a respected national accounting firm, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Subject to available capital, we anticipate improving the effectiveness of our disclosure controls and procedures on a long-term basis by increasing staffing levels and segregating certain duties.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the SEC on January 10, 2020.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2019, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2*	Form of Series K Warrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: February 14, 2020
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 14, 2020