Form 10-Q
period 2020-03-31
Timberline Resources Corp
filed 2020-05-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 15, 2020: 74,895,260

INDEX

Page

PART I — FINANCIAL INFORMATION4

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK29

ITEM 4. CONTROLS AND PROCEDURES29

PART II — OTHER INFORMATION30

ITEM 1. LEGAL PROCEEDINGS.30

ITEM 1A. RISK FACTORS30

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.30

ITEM 4.  MINE SAFETY DISCLOSURES30

ITEM 5.  OTHER INFORMATION30

ITEM 6. EXHIBITS.31

SIGNATURES32

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Timberline Resource’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Nevada properties to engage in any meaningful field work,

•the restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•the effects of a general slowdown in capital markets and investor activities in the Company’s industry as it conducted ongoing, and yet fruitless capital-raising activities,

As of March 31, 2020, the disruption did not materially impact the Registrants’ financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods than in the second quarter.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including its ability to conduct exploration activities. As of March 31, 2020, there were no material adverse impacts to the Company’s operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2020.

As of March 31, 2020, Timberline Resource’s available liquidity is approximately $167,000. Management believes the Company has adequate liquidity under existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In March 2020, President Trump signed into law legislation referred to as the "Coronavirus Aid, Relief, and Economic Security Act" (the CARES Act). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of March 31, 2020, Timberline Resources has approximately $46 million in NOL’s, which cannot be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company.

The Company is taking steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19. The Company has implemented work from home policies where appropriate. The Company will continue to monitor developments affecting both their workforce and contractors, and will take additional precautions that management determines are necessary in order to mitigate the impacts. As of March 31, 2020, there has been no material adverse impact to the Company’s business operations due to remote work. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Registrants, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets4

Consolidated statements of operations5

Consolidated statements of stockholders’ equity6

Consolidated statements of cash flows7

Notes to consolidated financial statements8 - 15

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$167,655	$30,757
Prepaid expenses and other current assets	48,153	21,132
Account receivable	-	118,525
TOTAL CURRENT ASSETS	215,808	170,414

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	14,965,634	15,023,843

OTHER ASSETS:
Reclamation bonds	292,684	305,184
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	298,384	310,884

TOTAL ASSETS	$15,479,826	$15,505,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,345	$103,485
Accrued expenses	17,326	102,236
Accrued interest	2,928	10,956
Accrued interest – related party	142,434	83,107
Accrued payroll, benefits and taxes	23,558	24,038
Related party advance	205,194	-
Payment obligation, current	150,239	178,533
Senior unsecured note payable – related party, net of discount	209,151	-
TOTAL CURRENT LIABILITIES	773,175	502,355

LONG-TERM LIABILITIES:
Asset retirement obligation	172,784	168,619
Senior unsecured note payable – related party	300,000	452,255
TOTAL LONG-TERM LIABILITIES	472,784	620,874
TOTAL LIABILITIES	1,245,959	1,123,229

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 74,895,260 and 67,395,260 shares issued and outstanding, respectively	74,895	67,395
Additional paid-in capital	75,492,358	74,568,258
Accumulated deficit	(61,333,386)	(60,253,741)
TOTAL STOCKHOLDERS' EQUITY	14,233,867	14,381,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,479,826	$15,505,141

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
		Three months ended			Six months ended
		March 31,			March 31,
		2020		2019	2020	2019

OPERATING EXPENSES:
Mineral exploration		$12,749		$28,502	$159,231	$300,027
Salaries and benefits		67,324		47,467	192,614	71,661
Professional fees		50,614		69,740	119,465	162,532
Insurance expense		33,436		25,411	52,178	48,047
Other general and administrative		98,150		6,994	250,322	107,377
TOTAL OPERATING EXPENSES		262,273		178,114	773,810	689,644

LOSS FROM OPERATIONS		(262,273)		(178,114)	(773,810)	(689,644)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)		392		(204)	394	752
Loss on extinguishment of debt – related party		-		-	(195,611)	-
Interest expense		(7,120)		(5,288)	(19,531)	(10,049)
Interest expense – related party		(46,034)		(34,321)	(91,112)	(68,643)
Miscellaneous other income		9		3	25	7
TOTAL OTHER INCOME (EXPENSE)		(52,753)		(39,810)	(305,835)	(77,933)

LOSS BEFORE INCOME TAXES		(315,026)		(217,924)	(1,079,645)	(767,577)

INCOME TAX PROVISION (BENEFIT)		-		-	-	-

NET LOSS		$(315,026)		$(217,924)	$(1,079,645)	$(767,577)

NET LOSS PER SHARE
BASIC AND DILUTED	$	(nil)	$	(nil)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		74,895,260		61,627,201	73,952,637	61,204,693

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912
Common stock and warrants issued for cash	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	161,100	-	161,100
Warrants issued for extinguishment of debt – related party	-	-	170,500	-	170,500
Net loss	-	-	-	(764,619)	(764,619)
Balance, December 31, 2019	74,895,260	74,895	75,492,358	(61,018,360)	14,548,893
Net loss	-	-	-	(315,026)	(315,026)
Balance, March 31, 2020	74,895,260	$74,895	$75,492,358	$(61,333,386)	$14,233,867

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500
Common stock and warrants issued for cash at $0.08 per unit	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	5,000	-	5,000
Warrants issued for joint venture to AGEI	-	-	176,000	-	176,000
Net loss	-	-	-	(549,653)	(549,653)
Balance, December 31, 2018	61,027,819	61,028	73,970,930	(59,146,111)	14,885,847
Common Stock and warrants issued for cast at $0.09 per unit	2,000,000	2,000	158,000	-	160,000
Net loss	-	-	-	(217,924)	(217,924)
Balance, March 31, 2019	63,027,819	$63,028	$74,128,930	$(59,364,035)	$14,827,923

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,079,645)	$(767,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	161,100	5,000
Accretion of asset retirement obligation	4,165	3,967
Amortization of discount on senior unsecured notes payable – related party	31,785	39,815
Loss on extinguishment of debt – related party	195,611	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(27,021)	(29,284)
Accounts receivable	118,525	-
Accounts payable	(81,140)	(30,282)
Accrued expenses	(84,910)	39,174
Accrued interest	(8,028)	-
Accrued interest – related party	59,327	-
Accrued payroll, benefits and taxes	(480)	20,205
Related party advance	205,194	-
Net cash used by operating activities	(505,517)	(718,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	-	(36,000)
Proceeds from lease of mineral rights	58,209	51,188
Refund of reclamation bond	12,500	-
Net cash provided by investing activities	70,709	15,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	600,000	760,000
Cash paid on payment obligation	(28,294)	(20,273)
Net cash provided by financing activities	571,706	739,727

Net increase in cash and cash equivalents	136,898	35,933

CASH AT BEGINNING OF PERIOD	30,757	110,736

CASH AT END OF PERIOD	$167,655	$146,669

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for purchase of mineral properties	$-	$176,000

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (Unaudited)

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

Basis of Presentation - The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

MARCH 31, 2020 (Unaudited)

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

The dilutive effect of convertible and outstanding securities as of March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
Stock options	5,400,000	3,280,000
Warrants	45,541,908	51,106,373
Total potential dilution	50,941,908	54,386,373

At March 31, 2020 and 2019, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at March 31, 2020 and September 30, 2019, respectively:

	Expected Useful Lives (years)	March 31, 2020	September 30, 2019

Mineral rights - Eureka	-	$8,874,649	$8,932,858
Mineral rights – Investment in LLC	-	4,770,793	4,770,793
Mineral rights – Elder Creek	-	1,218,715	1,218,715
Mineral rights – Other	-	50,000	50,000
Total mineral rights		14,914,157	14,972,366

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,965,634	$15,023,843

Depreciation expense for the three and six months ended March 31, 2020 and 2019, was nil and nil, respectively.

For the three and six months ended March 31, 2020 and 2019, the Company received lease payments of $26,104 and $25,593, and $58,209 and $51,188, respectively, from a third party on two of the Company’s leases at the Company’s Eureka property. Monthly payments in the amount of approximately $8,500 are expected to continue to be received. These receipts are recorded as a reduction to property, mineral rights, and equipment.

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

The consideration for the Transaction consisted of ten million shares of the Company’s common stock, valued at $0.0806 per share, or $806,000, and five million non-transferrable Class D-2 share purchase warrants (the “Consideration Warrants”), with each warrant exercisable to acquire one share of the Company’s common stock for $0.24 for a period of three years. The warrants were fair valued at $240,000. (See Note 11 – Commitments & Contingencies)

In addition, an amendment to the Definitive Agreement required the Company to deliver to AGEI an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants if and when the Company meets the 2018 work commitment of $500,000. The Company met the 2018 calendar year’s work commitment, and issued 5,000,000 Class G warrants with a fair value of $176,000 on December 31, 2018.

Lookout Mountain LLC – Related Party:

On June 28, 2019, the Company entered into a Limited Liability Company Agreement to form a Limited Liability Company (the “Agreement”) with PM&Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold project.

The LLC Agreement calls for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline contributed certain claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area (the “Project”) to the limited liability company in exchange for a 49% ownership position. Timberline is responsible for setting the exploration budget, plans and executing those plans for the project at least through Stage I of

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (Unaudited)

the investment, but does not control the LLC. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

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

During the three and six months ended March 31, 2020, the Company paid $16,725 and $36,688, respectively, for Stage I exploration costs incurred by the Company on behalf of Lookout Mountain LLC, predominantly consulting and related expenses paid to consultants employed by the Company. The Company was fully reimbursed for these expenditures.

Reclamation Bonds

When the Company files an exploration plan with the Bureau of Land Management (“BLM”) in the State of Nevada, a reclamation bond is calculated by the BLM and paid by the Company. Since 2016, a bond of $205,194 has been held by the BLM for claims subsequently transferred to Lookout Mountain LLC, a related party. Because the Company is the legal obligor under a mining permit for these claims, as well as the associated Asset Retirement Obligation (“ARO”), neither the reclamation bond nor the ARO can be transferred to Lookout Mountain LLC until PM&G’s interest in the LLC Agreement vests with the completion of its funding requirements under the LLC Agreement, and the LLC becomes the legal obligor under the mining permit. During the quarter ended March 31, 2020, Lookout Mountain LLC remitted $205,194 cash to the Company as an advance, to be satisfied with the future transfer of the bond and the ARO to the LLC. The Company holds $87,490 in reclamation bond deposits for other claims it holds. During the six months ended March 31, 2020, $12,500 excess deposits on other claims previously held by the Company were refunded, resulting in a reclamation bond deposit balance of $292,684 for the Company at March 31, 2020. At September 30, 2019, the reclamation bond deposit balance was $305,184.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

In addition to the related-party transactions described in Note 6, during the six months ended March 31, 2020, a member of the Board of Directors, William Matlack, participated in a private placement offering of Units of the Company, purchasing 7,500,000 units for total proceeds of $600,000. Mr. Matlack subscribed to 7,125,000 units for a total of $570,000. See Note 7 for details of the private placement.

In connection with the Definitive Agreement with AGEI for the purchase of two joint venture interests during the fiscal year ended September 30, 2018, Mr. Donald J. McDowell and Mr. Dave Mathewson were appointed to the Company’s Board of Directors on June 21, 2018. Mr. McDowell is the majority owner of AGEI and is the beneficial owner of the majority of the consideration for the Transaction. Therefore, he is the beneficial owner of the majority of the 5,000,000 Class G warrants issued to AGEI.

During the six months ended March 31, 2019, the Board of Directors issued 100,000 stock options to acquire shares of common stock of the Company to Mr. Ted R. Sharp, the Company’s Chief Financial Officer, appointed to the position in September of 2018. The options were fair valued at $5,000 based upon the closing price of the Company’s shares of common stock at December 31, 2018 (See Note 7 for valuation assumptions).

During the six months ended March 31, 2019, two executive officers participated in a private placement offering of Units of the Company, purchasing, in the aggregate, 1,062,500 units for total proceeds of $85,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until April 30, 2021. The participation of the executive officers of the Company was done at the same terms as the other investors in the private placement offering. The Board of Directors approved the insiders’ participation in the private placement.

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (Unaudited)

unpaid principal amount of the Payment Obligation at the Wells Fargo Bank prime rate (3.25% at March 31, 2020), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, borrowings or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

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

During the six months ended March 31, 2020, the Company paid $42,500, including interest of $14,206, to the Creditor. The balance of the Payment Obligation was $150,239 and $178,533 at March 31, 2020 and September 30, 2019, respectively.

NOTE 6 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”), thereafter becoming a related party. Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest would have become due for repayment on January 20, 2020, but could have been repaid early without penalty. Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase common shares of the Company.

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

On October 4, 2019, the Company entered into an agreement with the note holder to extend the due date of the note for a period of three years to mature on January 20, 2023, with the terms of the original note staying the same. The Series F Warrants were cancelled and replaced with 4,000,000 Series K Warrants issued solely in relation to the extension of the note, with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. The Company accounted for the change in terms of this Senior unsecured note payable as a debt modification in accordance with ASC 470. The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of amendment were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model using the following assumptions.

	Series K Warrants Issued October 4, 2019	Series F Warrants Canceled October 4, 2019
Expected volatility	147.20%	147.20%
Stock price on date of grant	$0.07	$0.07
Exercise price	$0.08	$0.09
Expected dividends	-	-
Expected term (in years)	3.333	.333
Risk-free rate	1.34%	1.34%
Expected forfeiture rate	0%	0%

The unamortized discount related to the Series F warrants was $25,111 at the time of the amendment. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on extinguishment of debt of $195,611 in the quarter ended December 31, 2019.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (Unaudited)

At March 31, 2020, the note payable was $300,000, with all discounts fully amortized. At September 30, 2019, the note payable was $274,889, which is net of the unamortized discount of $25,111.

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

The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $15,770 and $31,787 amortized to interest expense in the three and six months ended March 31, 2020, respectively.

At March 31, 2020, the note payable was $209,151, net of the unamortized discount of $40,849. At September 30, 2019, the note payable was $177,366, net of the unamortized discount of $72,634.

Warrants Issued During the Year Ended September 30, 2019
Expected volatility	138.5%
Stock price on date of the note	$0.07
Exercise price	$0.07
Expected dividends	-
Expected term (in years)	1.5
Risk-free rate	2.26%
Expected forfeiture rate	0%

The accrued interest on the senior unsecured notes payable was $142,434 and $83,107 at March 31, 2020 and September 30, 2019, respectively. Interest expense related to the Senior unsecured notes payable to this related party was $59,327 for the six months ended March 31, 2020, and $73,714 for the year ended September 30, 2019.

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

MARCH 31, 2020 (Unaudited)

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

Warrants

During the six-month period ended March 31, 2020, there were 3,750,000 Series J Warrants issued pursuant to the private placement offering and 4,000,000 Series K Warrants issued pursuant solely to extension of the Senior unsecured note payable, with 3,265,500 Series F Warrants canceled in connection with the extension. Additionally, there were 3,367,441 Series H Warrants issued pursuant to PM&G’s participation in a private placement in July 2019 that had not been issued or included in the September 30, 2019 warrants outstanding. On January 31, 2020, 8,000,000 Series B Warrants expired. As a result of these issuances and expirations, there were 45,541,908 and 45,689,967 warrants outstanding as of March 31, 2020 and September 30, 2019, respectively. The warrants expire from April 30, 2021 through October 15, 2024. The weighted average exercise price was $0.17 and $0.21 as of March 31, 2020 and September 30, 2019, respectively.

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

The fair value of the option awards granted during the six-month period ended March 31, 2020 was $161,100, measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options Granted During the Six-Months Ended March 31, 2020
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

During the quarter ended March 31, 2020, 250,000 options held by a third-party vendor expired.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (Unaudited)

The following is a summary of options issued and outstanding at March 31, 2020:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,280,000	$0.26
Granted	2,550,000.08
Terminated	(180,000)	(0.48)
Outstanding at December 31, 2019	5,650,000	0.17
Granted	-	-
Expired	(250,000)	-
Outstanding and exercisable at March 31, 2020	5,400,000	$0.17

The aggregate of options exercisable as of March 31, 2020 had an intrinsic value of nil, based on the closing price of $0.05 per share of the Company’s common stock on March 31, 2020.

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

Summary of the three and six months ended March 31, 2020:

During the three-month period ended March 31, 2020, our exploration activities were limited to geological studies, property reviews, and analyzing the results of the drilling activities of the fiscal 1999 and first quarter FY 2020. The announcements of those analyzed results are included in the accomplishments of the six-month period below.

Funding for the three-month period was delayed, precluding drilling planned for the 2020 winter season. Additionally, the COVID-19 travel restrictions prevented any significant field work during the quarter.

Management spent additional time and efforts during the quarter to develop relationships with potential investors, joint ventures partners or property acquisition candidates with an eye toward moving each property forward.

During the six-month period ended March 31, 2020, we accomplished the following:

1.We announced and closed a private placement of units of the Company’s equity for $600,000 cash,

2.We added a qualified person to the Board of Directors,

3.We granted stock options to the new Board members and to the other directors and officers,

4.We extended the terms of the $300,000 Senior Note Payable for an additional three years to January 20, 2023,

5.We drilled a long interval of copper-silver porphyry-style mineralization in the initial test of the Morning Glory Hill target at our Elder Creek project in the Battle Mountain district of Nevada (announced January 8, 2020),

6.We confirmed structural-hosted gold, and a porphyry hosted gold discovery on our Paiute project in the Battle Mountain district of Nevada (announced January 16, 2020), and

7.We completed core relogging and geologic modelling of high-grade gold mineralization at the Lookout Mountain project.

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

Data compiled from historic exploration on the property includes only limited shallow (most less than 500 ft (152 m)) drilling targeted primarily at gold. Geologic and geophysical characteristics, and rock geochemical sampling results at Elder Creek (see press release dated June 18, 2018 at http://timberlineresources.co/press-releases/) are common to major porphyry copper deposits.

Drilling completed in the quarter ended December 31, 2019, together with drilling completed in 2018, at Elder Creek documents a large mineralized copper-gold-silver porphyry system with multiple intrusive and mineralizing events. We have identified six priority target areas (Figure 1) over only a small portion of the porphyry system. Three of these targets have been tested by initial drill holes, most of which bottomed in long intervals of porphyry-related mineralization (Table 1).

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

RCEC19-05 tested an area of outcropping mineralized porphyry breccia coincident with a large IP chargeability (Figure 1) and resistivity geophysical anomaly. The mineralized interval is intensely altered with silica (quartz), sericite, and chlorite and contains from 2% to >10% disseminated sulfides including pyrite, chalcopyrite, and minor molybdenite. Silver has a strong positive correlation with copper values.

Valmy Pit Target

Drilling of three RC holes at the Valmy Pit target area further delineated a broad area of near-surface copper oxide mineralization drilled previously by the Company in 2018. RCEC19-02, 03 & 04, totaling 1,470 ft (448 m) (see Table 1), were drilled to offset and expand the mineralization identified in RCEC 18-01 (Figure 1) which averaged 0.21% Cu over its entire 500 ft (152 m) length, including 110 ft (34 m) grading 0.44% Cu. RCEC19-02 contained intercepts of 185 ft (56 m) grading 0.22% Cu and 150 ft (46 m) grading 0.16% Cu, while RCEC 19-03 averaged 0.16% Cu across its entire 405 ft (124 m) length. Each drill hole bottomed in mineralization with drilling terminated because of intense silica alteration and groundwater. These holes extended the footprint of the shallow copper oxide mineralization at the Valmy Pit target area to approximately 575 ft (175 m) by 400 ft (122 m). The mineralization remains open in all directions and to depth, where it transitions to sulfide mineralization.

Only a small portion of the Elder Creek porphyry system has been evaluated to date with three of six target areas drill tested and each containing substantial Cu ± Mo-Ag-Au mineralization. Future objectives include offsetting and deepening drill holes and testing new targets.

Paiute Project:

On January 16, 2020, we announced that our first two drill holes at the Paiute project in the Battle Mountain district of Nevada intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone (Figure 2, Table 2). Both RC holes were terminated in hard, silicified and mineralized rock. Timberline currently owns approximately 80% of the Paiute project in a Joint Venture (“JV”) with Nevada Gold Mines.

Hole PCRC 19-01 intercepted 125 feet (ft) (38 meters (m)) grading 0.36 g/t Au with associated pyrrhotite-pyrite-arsenopyrite in silicified, metamorphosed arkosic sandstone (see Table 2). The hole bottomed in 160 ft (49 m) of silicified granodiorite porphyry. The previously identified 2 km-long gold “Lone Tree-type” structural zone (see Figure 2) remains largely untested below 500 feet depth of historic drilling and entirely untested over an interval of approximately 500 meters along the trend of the zone. The structural zone includes surface rock chip samples which previously returned multiple values greater than 1.0 gram per tonne (“g/t”) of gold including two samples over 10 g/t gold and one sample with 42.9 g/t gold and 527 g/t silver (see press release dated May 24, 2018 @ http://timberlineresources.co/press-releases).

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

The Paiute project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date. During the quarter the Company also acquired historical IP/Resistivity, and magnetic geophysical survey data to guide future drilling of the largely untested structural zone and porphyry gold targets. Pending the availability of capital, we will expand our exploration plans accordingly.

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

Lookout Mountain LLC:

The Lookout Mountain project lies within Timberline’s 23 square-mile Eureka property which is strategically located within the greater Eureka Mining District (see a detailed description and maps at http://timberlineresources.co/projects/) at the southern end of the Battle Mountain-Eureka Trend. Timberline has previously reported a gold resource estimate at Lookout Mountain, which was prepared by Mine Development Associates (“MDA”) of Reno, Nevada. Lookout Mountain is a large “Carlin-type” gold-system with a defined gold resource (see Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013) and drill-indicated mineralization which extends over a north-south trend of approximately 3 miles (~ 5 km). The MDA resource estimates includes 508,000 gold oz (Measured & Indicated) and 141,000 oz (Inferred) as summarized below (Table 4) at the noted cut-off grades.

Table 4.  Lookout Mountain Gold Resource(1)(2)(3)

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

High-grade gold mineralization near the historical open pit (Figure 3) includes 18 intercepts ranging from 0.136 ounces gold per ton (“opt”) to 2.250 opt gold (see Table 5) (see press release dated July 10, 2018 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse-breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in many major Carlin-type gold deposits.

On July 11, 2019, we entered into the Definitive Agreement to form a joint venture with PM & Gold Mines, Inc. whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project. PM&G can earn an initial 51% interest in the project, by expending $6 million on exploration and development over a 2-year period.

During the six months ended March 31, 2020, we completed re-logging of all project drill core and we advanced our understanding of the project geologic model and high-grade gold mineralization in the historic pit area. Based on this model and previous drilling, proposed sites for follow-up core drilling have been selected based on windows in the existing drill spacing, geologic data gaps, and/or to twin historic reverse circulation or conventional rotary holes. Furthermore, an amendment to the existing Plan of Operations work plan was completed and approved by the Bureau of Land Management. The amendment permits 249 additional drill sites in the historic pit area, and for drill expansion of the resource area to the north and east of the pit (Figure 3).

Figure 3.  Lookout Mountain Geology and Initial Drill Target Areas

N
Rock Samples: Au (g/t)
≤0.05
0.05 - 0.20
0.20 - 0.50
0.50 - 1.0
≥1.0
North Expansion Target Area
High-Grade Target Area
NI43-101 Gold Resource
Historic Open Pit
Jasperoid
North Expansion Target
Eureka Quartzite
Eldorado Dolomite
Secret Canyon Shale
Quaternary Landslide
Quaternary
Dolomite
Jasperoid
Orpiment-Gold Discovery Zone
Tertiary Volcanics
Oswego area:
Road-Cut Outcrop:
281 ft (85.7 m) @
0.361 oz/ton
(12.38 g/t) Au
High-Grade Gold Zone
Pogonip Group
Limestone
Shale
0 400 800 Feet
0 100 200 Meters
20200420 LM Detail Drilling_Letter Figure

Table 5.  Representative High-Grade Gold Drill Intercepts from the Lookout Mountain Deposit

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

(3)Drill thickness - True widths of drill intercepts have not been determined

(2)opt: oz gold / ton; g/t: grams/tonne

(3)See press release dated July 10, 2018 at http://timberlineresources.co/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

To further advance the Lookout Mountain Project, an initial drill program has been planned based on the geologic reviews completed to-date.  This plan includes 32,500 ft (~10,000 m) of reverse circulation (RC) and 16,000 ft (~5,000 m) of core drilling in 2020.  Initial core drilling will infill test the continuity of stratiform and structural (fault)-defined high-grade mineralized zones within the historic pit area (Figure 3) and to twin selected historic reverse circulation and conventional rotary holes for comparative evaluation of gold recovery. In addition, step-out RC drilling will test for shallow gold mineralization to the immediate north and northwest of the pit and test an un-drilled gap of approximately 1,500 ft (~450 m) between the pit-area and known mineralization further north at Rocky Canyon.  Initial drilling will also test to expand the “Orpiment-gold Discovery Zone” of the high-grade mineralization located east of the pit which was discovered in drilling by Timberline in 2015  (see press release dated April 20, 2015 at http://timberlineresources.co/press-releases).

Geophysical exploration concurrent with initial drilling is planned to include IP/Resistivity survey eastward from Lookout Mountain towards the Oswego area where 2018 sampling documented high grade gold mineralization (286 ft (86.1 m) @ 0.361 oz/t (12.38 g/t).  Follow-up step-out drilling is anticipated later in the year.

Results of Operations for the three and six months ended March 31, 2020 and 2019

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Exploration expenses:
Eureka	$12,749	$23,000	$159,231	$275,239
Other exploration properties	-	5,502	-	24,788
Total exploration expenditures	12,749	28,502	159,231	300,027
Non-cash expenses:
Stock option expenses	-	-	161,100	5,000
Depreciation, amortization and accretion	2,133	2,032	4,165	3,967
Accretion of discount on senior note payable	15,767	19,744	31,787	39,815
Loss on extinguishment of debt	-	-	195,611	-
Total non-cash expenses	17,900	21,776	392,663	48,782
Professional fees expenses	50,614	69,740	119,465	157,532
Insurance expenses	33,436	25,411	52,178	48,047
Salaries and benefits expenses	67,324	47,467	120,514	71,661
Interest and other (income) expense	36,986	20,066	78,434	38,118
Other general and administrative expenses	96,017	4,962	157,160	103,410
Net loss	$315,026	$217,924	$1,079,645	$767,577

Our consolidated net loss for the three months ended March 31, 2020 was $315,026, compared to a consolidated net loss of $217,924 for the three months ended March 31, 2019. The year-over-year increase in net loss is due to increased consulting fees and franchise taxes paid, offset by reductions to exploration expenses, accretion of discount on senior note payable, and reduction of professional, offset by increases in salaries and benefits expenses, and other general and administrative expenses fees and interest expense. Professional fees were lower and salaries and benefits were higher as a result of allocation of work effort between internal and external resources with increases in employee benefits accrual for employees due to longevity. Other general and administrative expenditures were higher in 2020 primarily related to consulting fees aimed at advancing our mineral properties during the quarter ended March 31, 2020. Exploration expenditures during the three months ended March 31, 2020 decreased compared to the same period in 2019 due to a reduction in activities performed on Elder Creek die to delayed funding.

Our consolidated net loss for the six months ended March 31, 2020 was $1,079,645, compared to a consolidated net loss of $767,577 for the six months ended March 31, 2019. The year-over-year increase in net loss is due to increased stock option expense, and increases to consulting fees, salaries and benefits expenses, other general and administrative expenses, including franchise taxes paid, and interest expense. These expense levels were offset by reductions to exploration expenses, accretion of discount on senior note payable, reduction of professional fees. Exploration expenditures during the six months ended March 31, 2020 decreased compared to the same period in 2019 due to the tempered exploration activity generally delayed at Elder Creek due to delayed funding.

In addition to the operating causal factors enumerated above, we incurred a loss on an extinguishment of debt of $195,611. On October 4, 2019, we entered into an agreement with a note holder to extend the due date of a $300,000 senior unsecured note for a period of three years to mature on January 20, 2023 on the same terms as the original note. The 3,265,500 Series F Warrants issued with the note at its inception were cancelled and replaced with 4,000,000 Series K Warrants with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of cancelation were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model.

The unamortized discount related to the Series F warrants was $25,111. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on extinguishment of debt of $195,611 in the quarter ended December 31, 2019. The modifications to the terms of this note are being accounted for as a substantial debt modification under ASC 470.

Subject to adequate funding in 2020, we expect to continue to incur exploration expenses for the advancement of Elder Creek and exploration at Eureka.

Financial Condition and Liquidity

At March 31, 2020, we had assets of $15,479,826, consisting of cash in the amount of $167,655; property, mineral rights and equipment of $14,965,634, net of depreciation, reclamation bonds of $292,684, and deposits and other assets in the amount of $53,853.

On March 31, 2020, we had total liabilities of $1,249,959 and total assets of $15,479,826. This compares to total liabilities of $1,123,229 and total assets of $15,505,141 on September 30, 2019. As of March 31, 2020, our liabilities consist of $172,784 for asset retirement obligations, $509,151 of senior unsecured note payable, net of discount, $150,239 of payment obligation, $205,194 of an advance payable to a related party and $208,591 of trade payables and accrued liabilities. Of these liabilities, $773,175 are due within twelve months. The increase in liabilities compared to September 31, 2019 is largely due to the additional senior unsecured note payable together with the interest accrued thereon and an advance payable of $205,194 from Lookout Mountain LLC, offset by reductions in the payment obligation, accounts payable and accrued liabilities. The decrease in total assets was due to the cash payment for the deposit on reclamations bonds by the Lookout Mountain LLC joint venture and the receipt of cash for accounts receivable from that joint venture, offset by the usage of cash to pay Company operating expenses.

On March 31, 2020, we had negative working capital of $557,367 and stockholders’ equity of $14,233,867 compared to negative working capital of $331,941 and stockholders’ equity of $14,381,912 for the year ended September 30, 2019. Working capital experienced an unfavorable change because of the senior unsecured note payable becoming due within the coming 12 months, accrued interest on debt and the deposit payable to Lookout Mountain LLC, offset partially by an increases in cash associated with collection of a related-party account receivable and private placements of our equity, an increase in prepaid expenses and decreases in accrued expenses and accounts payable.

During the six months ended March 31, 2020, we used cash from operating activities of $505,517, compared to $718,077 used for the six months ended March 31, 2019. The use of cash from operating activities results primarily from the net loss of $1,079,645 for the six-month period ended March 31, 2020 compared to net loss of $767,577 for the quarter ended March 31, 2019.

During the six-month period ended March 31, 2020, cash of $70,709 was provided by investment activities, compared with cash of $15,188 provided for the six-month period ended March 31, 2019. We received $12,500 for refunds of reclamation bonds paid previously and $58,209 for lease payments to us for company-owned mineral properties. During the six-month period ended March 31, 2019, we paid $36,000 to purchase mineral properties, while receiving $51,188 for lease payments to us for company-owned mineral properties.

During the six-month period ended March 31, 2020, cash of $571,706 was provided by financing activities, compared to cash of $739,727 provided during the six-month period ended March 31, 2019. For the six-month period ended March 31, 2020, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs, and $28,294 used for payment of the payment obligation. This compares to cash of $760,000 provided through the sale of stock and warrants, net of offering costs, and $20,273 used for payment of the payment obligation for the six-month period ended March 31, 2019.

During the six-month period ended March 31, 2020, we closed the sale of an equity financings. We sold a total of 7,500,000 Units at a price of $0.08 per unit for net proceeds of $600,000.

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

None

Subsequent Events

None

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

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement for May and June 2016 Offering incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 15, 2017
4.4	Form of Warrant Agreement for November and December 2017 Offering, incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on January 24, 2018
4.4	Form of Class G Warrant, incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on February 14, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: May 15, 2020
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 15, 2020