Form 10-Q
period 2020-06-30
Timberline Resources Corp
filed 2020-08-14
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Number of shares of issuer’s common stock outstanding at August 14, 2020: 74,895,260

INDEX

Page

PART I — FINANCIAL INFORMATION4

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK28

ITEM 4. CONTROLS AND PROCEDURES28

PART II — OTHER INFORMATION29

ITEM 1. LEGAL PROCEEDINGS.29

ITEM 1A. RISK FACTORS29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.29

ITEM 4.  MINE SAFETY DISCLOSURES29

ITEM 5.  OTHER INFORMATION29

ITEM 6. EXHIBITS.30

SIGNATURES31

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in Timberline Resource’s business, as manifested in:

•the inability of Company management, geologic professionals and contractors to travel to the Company’s Nevada properties to engage in any meaningful field work,

•the restrictions placed on face-to-face meetings with staff, members of the Board of Directors and other direct stakeholders to smoothly conduct Company business, and

•the effects of a general slowdown during the first six months of 2020 in capital markets and investor activities in the Company’s industry as it conducted ongoing, and yet fruitless capital-raising activities.

As of June 30, 2020, the disruption did not materially impact the Registrants’ financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to limitation in conducting geologic field work and exploration activities could be significantly greater in future periods than in the second quarter.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including its ability to conduct exploration activities. As of June 30, 2020, there were no material adverse impacts to the Company’s operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2020.

As of June 30, 2020, Timberline Resource’s available liquidity is approximately $103,000. Management believes the Company has adequate liquidity under existing credit facilities and operating agreements. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19. The Company has implemented work from home policies where appropriate. The Company will continue to monitor developments affecting both their workforce and contractors, and will take additional precautions that management determines are necessary in order to mitigate the impacts. As of June 30, 2020, there has been no material adverse impact to the Company’s business operations due to remote work. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Registrants, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS:

Consolidated balance sheets5

Consolidated statements of operations6

Consolidated statements of stockholders’ equity7

Consolidated statements of cash flows8

Notes to consolidated financial statements9 - 17

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$102,678	$30,757
Prepaid expenses and other current assets	43,892	21,132
Account receivable	-	118,525
TOTAL CURRENT ASSETS	146,570	170,414

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,720,815	15,023,843

OTHER ASSETS:
Reclamation bonds	292,682	305,184
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	298,382	310,884

TOTAL ASSETS	$14,165,767	$15,505,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,073	$103,485
Accrued expenses	19,707	102,236
Accrued interest	5,831	10,956
Accrued interest – related party	173,975	83,107
Accrued payroll, benefits and taxes	61,058	24,038
Due to LM LLC	205,194	-
Payment obligation, current	150,239	178,533
Senior unsecured note payable – related party, net of discount	224,684	-
TOTAL CURRENT LIABILITIES	872,761	502,355

LONG-TERM LIABILITIES:
Asset retirement obligation	190,917	168,619
Senior unsecured note payable – related party	300,000	452,255
TOTAL LONG-TERM LIABILITIES	490,917	620,874
TOTAL LIABILITIES	1,363,678	1,123,229

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 74,895,260 and 67,395,260 shares issued and outstanding, respectively	74,895	67,395
Additional paid-in capital	75,492,358	74,568,258
Accumulated deficit	(62,765,164)	(60,253,741)
TOTAL STOCKHOLDERS' EQUITY	12,802,089	14,381,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,165,767	$15,505,141

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019

OPERATING EXPENSES:
Mineral exploration	$30,221	$312,960	$189,452	$612,987
Salaries and benefits	49,931	49,326	242,545	120,987
Professional fees	10,224	56,924	129,689	219,456
Insurance expense	21,607	21,961	73,785	70,008
Other general and administrative	50,087	30,592	300,409	137,969
Impairment loss on claims – Elder Creek	1,218,715	-	1,218,715	-
TOTAL OPERATING EXPENSES	1,380,785	471,763	2,154,595	1,161,407

LOSS FROM OPERATIONS	(1,380,785)	(471,763)	(2,154,595)	(1,161,407)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(691)	(64)	(297)	688
Loss on extinguishment of debt – related party	-	-	(195,611)	-
Interest expense	(3,230)	(48,018)	(22,761)	(126,710)
Interest expense – related party	(47,075)	-	(138,187)	-
Miscellaneous other income	3	4	28	11
TOTAL OTHER INCOME (EXPENSE)	(50,993)	(48,078)	(356,828)	(126,011)

LOSS BEFORE INCOME TAXES	(1,431,778)	(519,841)	(2,511,423)	(1,287,418)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(1,431,778)	$(519,841)	$(2,511,423)	$(1,287,418)

NET LOSS PER SHARE
BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	74,895,260	61,511,335	74,265,698	61,172,171

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912
Common stock and warrants issued for cash	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	161,100	-	161,100
Warrants issued for extinguishment of debt – related party	-	-	170,500	-	170,500
Net loss	-	-	-	(764,619)	(764,619)
Balance, December 31, 2019	74,895,260	74,895	75,492,358	(61,018,360)	14,548,893
Net loss	-	-	-	(315,026)	(315,026)
Balance, March 31, 2020	74,895,260	$74,895	$75,492,358	$(61,333,386)	$14,233,867
Net Loss	-	-	-	(1,431,778)	(1,431,778)
Balance, June 30, 2020	74,895,260	$74,895	$75,492,358	$(62,765,164)	$12,802,089

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500
Common stock and warrants issued for cash at $0.08 per unit	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	5,000	-	5,000
Warrants issued for joint venture to AGEI	-	-	176,000	-	176,000
Net loss	-	-	-	(549,653)	(549,653)
Balance, December 31, 2018	61,027,819	61,028	73,970,930	(59,146,111)	14,885,847
Common Stock and warrants issued for cast at $0.09 per unit	2,000,000	2,000	158,000	-	160,000
Net loss	-	-	-	(217,924)	(217,924)
Balance, March 31, 2019	63,027,819	$63,028	$74,128,930	$(59,364,035)	$14,827,923
Common stock and warrants issued for cash at $0.08 per unit	1,000,000	1,000	79,000	-	80,000
Warrants issued with debt	-	-	94,300	-	94,300
Net Loss	-	-	-	(519,841)	(519,841)
Balance, June 30, 2019	64,027,819	$64,028	$74,302,230	$(59,883,876)	$14,482,382

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
		Nine Months Ended June 20,
		2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,511,423)	$(1,287,418)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation		161,100	5,000
Accretion of asset retirement obligation		22,298	5,999
Amortization of discount on senior unsecured notes payable – related party		47,320	65,451
Loss on extinguishment of debt – related party		195,611	-
Impairment loss on claims – Elder Creek		1,218,715	-
Changes in assets and liabilities:
Prepaid expenses and other current assets		(22,760)	683
Accounts receivable		118,525	-
Accounts payable		(71,412)	34,101
Accrued expenses		(82,529)	58,499
Accrued interest		(5,125)	-
Accrued interest – related party		90,868	-
Accrued payroll, benefits and taxes		37,020	28,762
Net cash used by operating activities		(801,792)	(1,088,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights		-	(54,000)
Proceeds from lease of mineral rights		84,313	76,782
Proceeds from LM LLC – bond advance		205,194	-
Refund of reclamation bond		12,500	-
Net cash provided by investing activities		302,007	22,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net		600,000	840,000
Cash paid on payment obligation		(28,294)	(20,273)
Proceeds from senior unsecured notes payable and warrants			250,000
Net cash provided by financing activities		571,706	1,069,727

Net increase in cash and cash equivalents		71,921	3,586

CASH AT BEGINNING OF PERIOD		30,757	110,736

CASH AT END OF PERIOD		$102,678	$114,322

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for purchase of mineral properties		$-	$176,000
Warrants issued with debt financing	$		$94,300

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

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

Basis of Presentation - The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

a.Going Concern – The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States and Canada may be significant obstacles to raising the required funds. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2020 (Unaudited)

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

The dilutive effect of convertible and outstanding securities as of June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
Stock options	5,400,000	3,280,000
Warrants	45,541,908	45,489,967
Total potential dilution	50,941,908	48,769,967

At June 30, 2020 and 2019, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at June 30, 2020 and September 30, 2019, respectively:

	Expected Useful Lives (years)	June 30, 2020	September 30, 2019

Mineral rights - Eureka	-	$5,949,334	$6,033,647
Mineral rights – Investment in LLC	-	7,560,004	7,560,004
Mineral rights – Elder Creek	-	-	1,218,715
ARO asset	-	110,000	110,000
Mineral rights – Other	-	50,000	50,000
Total mineral rights		13,669,338	14,972,366

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,720,815	$15,023,843

Depreciation expense for the three and nine months ended June 30, 2020 and 2019, was nil and nil, respectively.

For the three and nine months ended June 30, 2020 and 2019, the Company received lease payments of $26,104 and $25,664, and $84,313 and $76,782, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. Monthly payments in the amount of approximately $8,500 are expected to continue to be received. These receipts are recorded as a reduction to property, mineral rights, and equipment.

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

The consideration for the Transaction consisted of ten million shares of the Company’s common stock, valued at $0.0806 per share, or $806,000, and five million non-transferrable Class D-2 share purchase warrants (the “Consideration Warrants”), with each warrant exercisable to acquire one share of the Company’s common stock for $0.24 for a period of three years. The warrants were fair valued at $240,000. (See Note 11 – Commitments & Contingencies)

In addition, an amendment to the Definitive Agreement required the Company to deliver to AGEI an additional 5,000,000 common stock purchase warrants with the same terms and in the same form as the Consideration Warrants when the Company meets the 2018 work commitment of $500,000. The Company met the 2018 calendar year’s work commitment, and issued 5,000,000 Class G warrants with a fair value of $176,000 on December 31, 2018.

The Definitive Agreement included, among other expenditure requirements, that on June 30 of each year all Bureau of Land Management (“BLM”) unpatented claim fees and county fees would be paid to McEwen.

On June 30, 2020, the Company was unable to make the required payment of the BLM and county fees to McEwen.  As a result, pursuant to the terms of the Agreement, the Agreement terminated on July 9, 2020.  As a result of the termination of the Agreement, operations of Elder Creek reverted back to McEwen and the Company retains no interest in Elder Creek. An impairment loss of $1,218,715 was recognized for the quarter ended June 30, 2020 due to the triggering event of the non-remittance of the required payment at the end of the quarter. The entire investment in Elder Creek became impaired and was expensed.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

Lookout Mountain LLC – Related Party:

On June 28, 2019, the Company entered into a Limited Liability Company Agreement (the “Agreement”) to form a Limited Liability Company, the Lookout Mountain LLC (“the LM LLC”) with PM&Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold project.

Pursuant to the Agreement, the Company would contribute the claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area to the joint venture, and PM&G would expend US$6 million on exploration and development over a 2-year period, $3 million of which was to be expended by June 28, 2020.

The LLC Agreement calls for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline contributed certain claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area (the “Project”) to the limited liability company in exchange for a 49% ownership position. Timberline is responsible for setting the exploration budget, plans and executing those plans for the project at least through Stage I of the investment, but does not control the LLC. PM&G shall retain the right to manage all Stage II activities with or without Timberline’s participation.

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

During the three and nine months ended June 30, 2020, the Company paid $16,725 and $36,688, respectively, for Stage I exploration costs incurred by the Company on behalf of Lookout Mountain LLC, predominantly consulting and related expenses paid to consultants employed by the Company. The Company was fully reimbursed for these expenditures from the LM LLC.

On June 28, 2020, PM&G did not meet the required expenditure of $3 million to the Project. As a result, pursuant to the terms of the Agreement, the Agreement terminated on July 28, 2020. As a result of the termination of the Agreement, at July 28, 2020, the claims that constitute the Lookout Mountain project and adjacent historical Oswego Mine area reverted back to the control of the Company, and PM&G retains no interest in the Project as of that subsequent date. Management evaluated this termination and determined there was no triggering event that would result in impairment of its investment in the LM LLC, due to the expectation that the Company will receive back all assets, consisting of claims, at the same carrying value as they were transferred to the LM LLC.

Reclamation Bonds

When the Company files an exploration plan with the Bureau of Land Management (“BLM”) in the State of Nevada, a reclamation bond is calculated by the BLM and paid by the Company. Since 2016, a bond of $205,194 has been held by the BLM for claims subsequently transferred to Lookout Mountain LLC, a related party. Because the Company is the legal obligor under a mining permit for these claims, as well as the associated Asset Retirement Obligation (“ARO”), neither the reclamation bond nor the ARO can be transferred to Lookout Mountain LLC until PM&G’s interest in the LLC Agreement vests with the completion of its funding requirements under the LLC Agreement, and the LLC becomes the legal obligor under the mining permit. During the quarter ended June 30, 2020, Lookout Mountain LLC remitted $205,194 cash to the Company as an advance, to be satisfied with any future transfer of the bond and the ARO to the LLC. The Company holds $87,488 in reclamation bond deposits for other claims it holds. During the nine months ended June 30, 2020, $12,500 excess deposits on other claims previously held by the Company were refunded, resulting in a reclamation bond deposit balance of $292,682 for the Company at June 30, 2020. At September 30, 2019, the reclamation bond deposit balance was $305,184.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

In addition to the related-party transactions described in Note 6, during the nine months ended June 30, 2020, a member of the Board of Directors, William Matlack, participated in a private placement offering of Units of the Company, purchasing 7,500,000 units for total proceeds of $600,000. Mr. Matlack subscribed to 7,125,000 units for a total of $570,000. See Note 7 for details of the private placement.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

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

During the nine months ended June 30, 2019, the Board of Directors issued 100,000 stock options to acquire shares of common stock of the Company to Mr. Ted R. Sharp, the Company’s Chief Financial Officer, appointed to the position in September of 2018. The options were fair valued at $5,000 based upon the closing price of the Company’s shares of common stock at December 31, 2018 (See Note 7 for valuation assumptions). There were no such transactions for the three and nine months ended June 20, 2020.

During the nine months ended June 30, 2019, two executive officers participated in a private placement offering of Units of the Company, purchasing, in the aggregate, 1,062,500 units for total proceeds of $85,000. Each Unit was priced at $0.08 and consisted of one share of common stock of the Company and one common share Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until April 30, 2021. The participation of the executive officers of the Company was done at the same terms as the other investors in the private placement offering. The Board of Directors approved the insiders’ participation in the private placement. There were no such transactions for the three and nine months ended June 20, 2020.

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrues on the unpaid principal amount of the Payment Obligation at the Wells Fargo Bank prime rate (3.25% at June 30, 2020), as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, borrowings or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

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

During the three and nine months ended June 30, 2020, the Company paid $0 and $42,500, including interest of $14,206, respectively, to the Creditor. The balance of the Payment Obligation was $150,239 and $178,533 at June 30, 2020 and September 30, 2019, respectively.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

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

The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of amendment were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model using the following assumptions:

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

At June 30, 2020, the note payable was $300,000, with all discounts fully amortized. At September 30, 2019, the note payable was $274,889, which is net of the unamortized discount of $25,111.

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

The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note, with $15,533 and $31,785 amortized to interest expense in the three and nine months ended June 30, 2020, respectively.

At June 30, 2020, the note payable was $224,684, net of the unamortized discount of $25,316. At September 30, 2019, the note payable was $177,366, net of the unamortized discount of $72,634.

Warrants Issued During the Year Ended September 30, 2019
Expected volatility	138.5%
Stock price on date of the note	$0.07
Exercise price	$0.07
Expected dividends	-
Expected term (in years)	1.5
Risk-free rate	2.26%
Expected forfeiture rate	0%

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

The accrued interest on the senior unsecured notes payable was $173,975 and $83,107 at June 30, 2020 and September 30, 2019, respectively. Interest expense related to the Senior unsecured notes payable to this related party was $31,541 and $17,009 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $90,868 and $45,837 for the nine months ended June 30, 2020 and June 30, 2019, respectively.

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

Warrants

During the nine-month period ended June 30, 2020, there were 3,750,000 Series J Warrants issued pursuant to the private placement offering and 4,000,000 Series K Warrants issued pursuant solely to extension of the Senior unsecured note payable, with 3,265,500 Series F Warrants canceled in connection with the extension. Additionally, there were 3,367,441 Series H Warrants issued pursuant to PM&G’s participation in a private placement in July 2019 that had not been issued or included in the September 30, 2019 warrants outstanding. On January 31, 2020, 8,000,000 Series B Warrants expired. As a result of these issuances and expirations, there were 45,541,908 and 45,689,967 warrants outstanding as of June 30, 2020 and September 30, 2019, respectively. The warrants expire from April 30, 2021 through October 15, 2024. The weighted average exercise price was $0.17 and $0.21 as of June 30, 2020 and September 30, 2019, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

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

The fair value of the option awards granted during the three and nine months ended June 30, 2020 was $0 and $161,100, respectively, measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

Options Granted During the Nine-Months Ended June 30, 2020
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

During the quarter ended December 31, 2018, 100,000 options were terminated as a result of the resignation of a member of the Board of Directors.

During the nine months ended June 31, 2020, 250,000 options held by a third-party vendor expired, and 180,000 options held by directors expired.

The following is a summary of options issued and outstanding at June 30, 2020:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,280,000	$0.26
Granted	2,550,000.08
Expired	(180,000)	(0.48)
Outstanding at December 31, 2019	5,650,000	0.17
Granted	-	-
Expired	(250,000)	-
Outstanding and exercisable at March 31, 2020	5,400,000	$0.17
Outstanding and exercisable at June 30, 2020	5,400,000	$0.17

The aggregate of options exercisable as of June 30, 2020 had an intrinsic value of nil, based on the closing price of $0.06 per share of the Company’s common stock on June 30, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

The Company has the following commitments and contingencies:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total approximately $202,950 per year in the future, of which $97,587 is for claims maintenance fees for LM LLC. These will be remitted by the Company, due to PM&G’s failure to meet the required minimum work commitment on that property and the resulting future dissolution of LM LLC into the Company (See Note 3).

Real Estate Lease Commitments

The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

NOTE 10 – SUBSEQUENT EVENTS:

Subsequent to the nine-month period ended June 30, 2020, William Matlack, a related party and member of the Board, presented an invoice to the Board for a total of approximately $13,400 for consulting services provided by Mr. Matlack in a prior period. This amount has not been accrued in any quarter, and has not yet been approved by the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on January 10, 2020. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our Eureka project.

Summary of the three and nine months ended June 30, 2020:

During the three-month period ended June 30, 2020, our exploration activities were limited to geological studies, property reviews, and analyzing the results of the drilling activities of the fiscal 1999 and first quarter FY 2020. The announcements of those analyzed results are included in the accomplishments of the nine-month period below.

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

During the nine-month period ended June 30, 2020, we accomplished the following:

1.We announced and closed a private placement of units of the Company’s equity for $600,000 cash,

2.We added a qualified person to the Board of Directors,

3.We granted stock options to the new Board members and to the other directors and officers,

4.We extended the terms of the $300,000 Senior Note Payable for an additional three years to January 20, 2023,

5.We drilled a long interval of copper-silver porphyry-style mineralization in the initial test of the Morning Glory Hill target at our Elder Creek project in the Battle Mountain district of Nevada (announced January 8, 2020) (Elder Creek was subsequently abandoned due to our inability to pay the required holding costs),

6.We confirmed structural-hosted gold, and a porphyry hosted gold discovery on our Paiute project in the Battle Mountain district of Nevada (announced January 16, 2020), and

7.We completed core relogging and geologic modelling of high-grade gold mineralization at the Lookout Mountain project.

Each of these is discussed below, not necessarily in the order listed above.

Lookout Mountain LLC:

The Lookout Mountain project lies within Timberline’s 23 square-mile Eureka property which is strategically located within the greater Eureka Mining District (see a detailed description and maps at http://timberlineresources.co/projects/) at the southern end of the Battle Mountain-Eureka Trend. Timberline has previously reported a gold resource estimate at Lookout Mountain, which was prepared by Mine Development Associates (“MDA”) of Reno, Nevada. Lookout Mountain is a large “Carlin-type” gold-system with a defined gold resource (see Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013) and drill-indicated mineralization which extends over a north-south trend of approximately 3 miles (~ 5 km). The MDA resource estimates includes 508,000 gold oz (Measured & Indicated) and 141,000 oz (Inferred) as summarized below (Table 1) at the noted cut-off grades.

Table 1.  Lookout Mountain Gold Resource (1)(2)(3)

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

High-grade gold mineralization near the historical open pit (Figure 1) includes 18 intercepts ranging from 0.136 ounces gold per ton (“opt”) to 2.250 opt gold (see Table 2) (see press release dated July 10, 2018 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse-breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in many major Carlin-type gold deposits.

On July 11, 2019, we entered into the Definitive Agreement to form a joint venture with PM & Gold Mines, Inc. whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project. PM&G can earn an initial 51% interest in the project, by expending $6 million on exploration and development over a 2-year period.

During the nine months ended June 30, 2020, we completed re-logging of all project drill core and we advanced our understanding of the project geologic model and high-grade gold mineralization in the historic pit area. Based on this model and previous drilling, proposed sites for follow-up core drilling have been selected based on windows in the existing drill spacing, geologic data gaps, and/or to twin historic reverse circulation or conventional rotary holes. Furthermore, an amendment to the existing Plan of Operations work plan was completed and approved by the Bureau of

Land Management. The amendment permits 249 additional drill sites in the historic pit area, and for drill expansion of the resource area to the north and east of the pit (Figure 1).

Table 2.  Representative High-Grade Gold Drill Intercepts from the Lookout Mountain Deposit

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

(3)Drill thickness - True widths of drill intercepts have not been determined

(2)opt: oz gold / ton; g/t: grams/tonne

(3)See press release dated July 10, 2018 at http://timberlineresources.co/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

Figure 1.  Lookout Mountain Geology and Initial Drill Target Areas

Historic Open Pit
High-Grade Drill Target Area
Resource Expansion Area
NI43-101 Gold Resource
RockyCanyon Drill Indicated Au
Drill Hole Au Intercepts
Au >0.25 opt (>8.6 g/t)
Au 0.1-0.25 opt (3.4-8.6 g/t)
Au 0.02-0.1 opt (0.7 - 3.4 g/t)
Au 0.01-0.02 opt (0.3 - 0.7 g/t)
Au <0.01 opt (< 0.3 g/t)
2019 Rock Samples
Gold (ppm)
≤0.05
0.05 - 0.20
0.20 - 0.50
0.50 - 1.0
≥1.0
N
0 400 800
Feet
0 100 200
Meters
Rocky Canyon Area
Quaternary
Eureka Quartzite
Pogonip Group
Proposed RC Drilling Area
NI43-101 Resource Area
High-Grade Gold Zone
Dolomite
Quaternary Landslide
Orpiment-Gold Discovery Zone
Jasperoid
Lookout Mountain Historic Open Pit
Proposed Core Drilling Area
Tertiary Volcanics
Shale
20200623 LM Detail Drilling_Letter Figure

To further advance the Lookout Mountain Project, an initial drill program has been planned based on the geologic reviews completed to-date.  This plan includes an initial 18,000 ft (~5,500 m) of reverse circulation (RC) and 7,500 ft (~2,300 m) of core drilling in 2020.  Initial core drilling will infill test the continuity of stratiform and structural (fault)-defined high-grade mineralized zones within the historic pit area (Figure 1) and to twin selected historic reverse circulation and conventional rotary holes for comparative evaluation of gold recovery. In addition, step-out RC drilling will test for shallow gold mineralization to the immediate north and northwest of the pit and test an un-drilled gap of approximately 1,500 ft (~450 m) between the pit-area and known mineralization further north at Rocky Canyon.  Initial drilling will also test to expand the “Orpiment-gold Discovery Zone” of the high-grade mineralization located east of the pit which was discovered in drilling by Timberline in 2015 (see press release dated April 20, 2015 at http://timberlineresources.co/press-releases).

Geophysical exploration concurrent with initial drilling is planned to include IP/Resistivity survey eastward from Lookout Mountain towards the Oswego area where 2018 sampling documented high grade gold mineralization (286 ft (86.1 m) @ 0.361 oz/t (12.38 g/t).  Follow-up step-out drilling is anticipated later in the year.

Paiute Project:

On January 16, 2020, we announced that our first two drill holes at the Paiute project in the Battle Mountain district of Nevada intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone (Figure 2, Table 3). Both RC holes were terminated in hard, silicified and mineralized rock. Timberline currently owns approximately 80% of the Paiute project in a Joint Venture (“JV”) with Nevada Gold Mines.

Hole PCRC 19-01 intercepted 125 feet (ft) (38 meters (m)) grading 0.36 g/t Au with associated pyrrhotite-pyrite-arsenopyrite in silicified, metamorphosed arkosic sandstone (see Table 3). The hole bottomed in 160 ft (49 m) of silicified granodiorite porphyry. The previously identified 2 km-long gold “Lone Tree-type” structural zone (see Figure 2) remains largely untested below 500 feet depth of historic drilling and entirely untested over an interval of approximately 500 meters along the trend of the zone. The structural zone includes surface rock chip samples which previously returned multiple values greater than 1.0 gram per tonne (“g/t”) of gold including two samples over 10 g/t gold and one sample with 42.9 g/t gold and 527 g/t silver (see press release dated May 24, 2018 @ http://timberlineresources.co/press-releases).

PCRC 19-02 twinned and deepened historical hole ICBM-95-06, which intercepted gold mineralization within highly silica-altered, sulfide-poor (trace – 1% pyrite) granodiorite porphyry. The hole intercepted multiple zones of gold mineralization in granodiorite porphyry and metamorphosed arkosic sandstone, including 40 ft (12 m) of 0.61 g/t , 80 ft (24 m) of 0.51, 25 ft (8 m) of 1.12 g/t, and 25 ft (8 m) of 0.48 g/t over its 710 feet (216 m) length and bottomed in mineralization (Table 3). The mineralization in PCRC 19-02 expands on multiple intercepts in nearby historic holes (see Table 4).

The Paiute project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date. During the quarter the Company also acquired historical IP/Resistivity, and magnetic geophysical survey data to guide future drilling of the largely untested structural zone and porphyry gold targets. Pending the availability of capital, we will expand our exploration plans accordingly with follow-up drilling.

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

Table 3.  2019 Drill Hole Assay Results

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

Table 4.  Summary of Historic Porphyry Hosted Drilling Gold Assay Results

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

Impairment of Elder Creek

On June 30, 2020, we were unable to make the required payment of the BLM and county fees to McEwen.  As a result, pursuant to the terms of the Agreement, the Agreement terminated on July 9, 2020.  As a result of the termination of the Agreement, operations of Elder Creek reverted back to McEwen and we retain no interest in Elder Creek. An impairment loss of $1,218,715 was recognized for the quarter ended June 30, 2020 due to the triggering event of the non-remittance of the required payment at the end of the quarter. The entire investment in Elder Creek became impaired and was expensed.

Results of Operations for the three and nine months ended June 30, 2020 and 2019

Consolidated Results

(US$)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Exploration expenses:
Eureka	$14,221	$306,483	$173,452	$581,680
Other exploration properties	-	6,477	-	31,307
Total exploration expenditures	14,221	312,960	173,452	612,987
Non-cash expenses:
Stock option expenses	-	-	161,100	5,000
Depreciation, amortization and accretion	18,133	2,032	22,298	5,999
Accretion of discount on senior notes payable	15,533	25,636	47,320	65,451
Loss on extinguishment of debt	-	-	195,611	-
Impairment of claims	1,218,715	-	1,218,715	-
Total non-cash expenses	1,252,381	27,668	1,645,044	76,450
Professional fees expenses	10,224	56,924	129,689	219,456
Insurance expenses	21,607	21,961	73,785	70,008
Salaries and benefits expenses	49,931	49,326	242,545	120,987
Interest and other (income) expense	35,460	48,078	113,897	126,011
Other general and administrative expenses	47,954	2,924	133,011	61,519
Net loss	$1,431,778	$519,841	$2,511,423	$1,287,418

Our consolidated net loss for the three months ended June 30, 2020 was $1,431,778, compared to a consolidated net loss of $519,841 for the three months ended June 30, 2019. The year-over-year increase in net loss is due to the loss associated with the impairment of the Elder Creek claims, increased consulting fees and franchise taxes paid, offset by reductions to exploration expenses, decreased accretion of discount on senior note payable, reduction of professional fees and decreased interest expense. Professional fees were lower and salaries and benefits were higher as a result of allocation of work effort between internal and external resources with increases in employee benefits accrual for employees due to longevity. Other general and administrative expenditures were higher in 2020 primarily related to consulting fees aimed at advancing our mineral properties during the quarter ended June 30, 2020. Exploration expenditures during the three months ended June 30, 2020 decreased compared to the same period in 2019 due to a reduction in activities performed on Elder Creek due to delayed funding.

Our consolidated net loss for the nine months ended June 30, 2020 was $2,511,423, compared to a consolidated net loss of $1,287,418 for the nine months ended June 30, 2019. The year-over-year increase in net loss is due to the loss associated with the impairment of the Elder Creek claims, increased stock option expense, and increases to consulting fees, salaries and benefits expenses, other general and administrative expenses, including franchise taxes paid, and interest expense. These expense levels were offset by reductions to exploration expenses, accretion of discount on senior note payable, reduction of professional fees. Exploration expenditures during the nine months ended June 30, 2020 decreased compared to the same period in 2019 due to the tempered exploration activity generally delayed at Elder Creek due to delayed funding.

In addition to the operating causal factors enumerated above, we incurred a loss on an extinguishment of debt of $195,611 during the nine months ended June 30, 2020. On October 4, 2019, we entered into an agreement with a note holder to extend the due date of a $300,000 senior unsecured note for a period of three years to mature on January 20, 2023 on the same terms as the original note. The 3,265,500 Series F Warrants issued with the note at its inception were cancelled and replaced with 4,000,000 Series K Warrants with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of cancelation were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model.

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

Financial Condition and Liquidity

At June 30, 2020, we had assets of $14,165,767, consisting of cash in the amount of $102,678; property, mineral rights and equipment of $13,720,815, net of depreciation, reclamation bonds of $292,682, and deposits and other assets in the amount of $49,592.

On June 30, 2020, we had total liabilities of $1,363,678 and total assets of $14,165,767. This compares to total liabilities of $1,123,229 and total assets of $15,505,141 on September 30, 2019. As of June 30, 2020, our liabilities consist of $190,917 for asset retirement obligations, $205,194 due to LM for an advance of bond claims deposits, $524,684 of senior unsecured note payable, net of discount, $150,239 of payment obligation and $292,644 of trade payables and accrued liabilities. Of these liabilities, $667,567 are due within twelve months. The increase in liabilities compared to September 31, 2019 is largely due to the additional senior unsecured note payable together with the interest accrued thereon, offset by reductions in the payment obligation, accounts payable and accrued liabilities. The decrease in total assets was due to the cash payment for the advance on reclamations bonds by the Lookout Mountain LLC joint venture and the receipt of cash for accounts receivable from that joint venture, offset by the usage of cash to pay Company operating expenses.

On June 30, 2020, we had negative working capital of $726,191 and stockholders’ equity of $12,802,089 compared to negative working capital of $331,941 and stockholders’ equity of $14,381,912 for the year ended September 30, 2019. Working capital experienced an unfavorable change because of the senior unsecured note payable becoming due within the coming 12 months and accrued interest on debt, offset partially by an increases in cash associated with collection of a related-party account receivable and private placements of our equity, an increase in prepaid expenses and decreases in accrued expenses and accounts payable.

During the nine months ended June 30, 2020, we used cash from operating activities of $801,792, compared to $1,088,923 used for the nine months ended June 30, 2019. The use of cash from operating activities results primarily from the net loss of $2,511,423 for the nine-month period ended June 30, 2020 compared to net loss of $1,287,418 for the quarter ended June 30, 2019.

During the nine-month period ended June 30, 2020, cash of $302,007 was provided by investment activities, compared with cash of $22,782 provided for the nine-month period ended June 30, 2019. We received $12,500 for refunds of reclamation bonds paid previously, 205,194 from LM LLC for an advance on reclamation bond refunds due on claims assigned to LM LLC and $84,313 for lease payments to us for company-owned mineral properties. During the nine-month period ended June 30, 2019, we paid $54,000 to purchase mineral properties, while receiving $76,782 for lease payments to us for company-owned mineral properties.

During the nine-month period ended June 30, 2020, cash of $571,706 was provided by financing activities, compared to cash of $1,069,727 provided during the nine-month period ended June 30, 2019. For the nine-month period ended June 30, 2020, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs, and $28,294 used for payment of the payment obligation. This compares to cash of $840,000 provided through the sale of stock and warrants, net of offering costs, cash of $250,000 provided through the proceeds of a senior unsecured note payable and warrants, and $20,273 used for payment of the payment obligation for the nine-month period ended June 30, 2019.

During the nine-month period ended June 30, 2020, we closed the sale of an equity financing. We sold a total of 7,500,000 Units at a price of $0.08 per unit for net proceeds of $600,000.

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

We plan, as funding allows, to continue the planned exploration program at our Lookout Mountain project and make further surface preparations and tests at our Eureka and Paiute prospects. Also, subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.

Financing Activities

None

Subsequent Events

Subsequent to the nine-month period ended June 30, 2020, William Matlack, a related party and member of the Board, presented an invoice to the Board for a total of approximately $13,400 for consulting services provided by Mr. Matlack in a prior period. This amount has not been accrued in any quarter, and has not been approved by the Board.

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

Asset Retirement Obligations

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As a result, we have recorded a liability for the fair value of the reclamation costs we expect to incur at our Lookout Mountain and Elder Creek projects. We estimate applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2020, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

TIMBERLINE RESOURCES CORPORATION
By: /s/ Steven A. Osterberg ___________________________________ Steven A. Osterberg President and Chief Executive Officer (Principal Executive Officer) Date: August 14, 2020
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2020