Form 10-K
period 2020-09-30
Timberline Resources Corp
filed 2021-01-13
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes   ☐     No ☒

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

As of March 31, 2020, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $1,947,819. This figure is based on the closing sale price of $0.05 per share of the Registrant’s common stock on March 31, 2020 on the OTCQB.

Number of shares of Common Stock outstanding as of January 13, 2020:  113,025,224

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

PART I6

ITEM 1. DESCRIPTION OF BUSINESS6

ITEM 1A.  RISK FACTORS10

ITEM 1B. UNRESOLVED STAFF COMMENTS19

ITEM 2. DESCRIPTION OF PROPERTIES19

ITEM 3. LEGAL PROCEEDINGS38

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

OPERATION41

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK46

ITEM 8. FINANCIAL STATEMENTS47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE67

ITEM 9A. CONTROLS AND PROCEDURES67

ITEM 9B. OTHER INFORMATION68

PART III69

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE69

ITEM 11. EXECUTIVE COMPENSATION73

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS75

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE78

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES79

PART IV80

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES80

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions did not significantly disrupt economic activity in Timberline Resource’s business.

As of September 30, 2020, the pandemic had not materially impacted the Registrants’ financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2020.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of September 30, 2020, there were no material adverse impacts on the Company’s operations due to COVID-19. Subsequent to the close of the fiscal year and during the period in which this report was assembled and published, two Company officers, particularly the Chief Financial Officer, were restricted from work activities for multiple weeks due to COVID-19 illnesses.

As of September 30, 2020, Timberline Resource’s available liquidity is approximately $2,500,000. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In March 2020, President Trump signed into law legislation referred to as the "Coronavirus Aid, Relief, and Economic Security Act" (the CARES Act). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of September 30, 2020, Timberline Resources has approximately $49.6 million in NOL’s, which cannot be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company.

The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19, including work from home policies where appropriate. The Company will continue to monitor developments affecting both its workforce and contractors, and will take additional precautions as necessary. The ultimate impact of COVID-19 depends on factors beyond management’s knowledge or control, including its duration and third-party actions to contain its spread and mitigate its public health effects. Therefore, the Company cannot estimate the potential future impact to its financial position, results of operations and cash flows, but the impacts could be material.

Unless otherwise indicated, any reference to “Timberline”, or “we”, “us”, “our”, etc. refers to Timberline Resources Corporation and/or all its subsidiaries, including Staccato Gold, BH Minerals, Wolfpack US, Lookout Mountain LLC and Talapoosa Development Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the various provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements concern the Company’s anticipated results and developments in its operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•the establishment and estimates of tonnage and grade of mineralization and reserves;

•forecasts of future gold and silver prices, anticipated expenditures and costs in our operations;

•planned exploration activities and the anticipated timing and results of exploration activities;

•planned technical reports, economic assessments and feasibility studies on our properties;

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•our limited operating history;

•our ability to continue as a going concern and to fund our operations;

•a history of losses and our expectation of continued losses;

•the geological risk of mineral exploration;

•properties being in the exploration or, if warranted, development stage;

•bringing our projects into production;

•legislative and administrative changes to mining and environmental laws;

•land reclamation requirements and costs;

•mineral exploration and development activities being inherently hazardous;

•our insurance coverage for operating risks;

•cost increases for our exploration and development projects;

•shortages of skilled personnel, equipment and supplies adversely affecting our ability to operate;

•mineral resource and economic estimates;

•the metallurgical characteristics of current resources and future discoveries;

•fluctuation of prices for precious and base metals, such as gold, silver and copper;

•competition in the mineral exploration industry;

•title and rights in our mineral properties;

•integration issues with acquisitions;

•our shares trading on the Over-the-Counter markets and market conditions generally;

•joint ventures and partnerships;

•potential conflicts of interest of our management;

•dependence on key management;

•our Eureka and other acquired growth projects;

•our business model;

•evolving corporate governance standards for public companies;

•our Canadian regulatory requirements; and

•our shares of common stock or other securities.

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

On March 17, 2015 Timberline signed a definitive option agreement to purchase 100% ownership in the Talapoosa Project in Nevada from Gunpoint Exploration Ltd. (Gunpoint). The Talapoosa Project is located in western Nevada and contains a resource of over 1 million ounces of gold. Under terms of the agreement Timberline paid Gunpoint $300,000 in cash and 2,000,000 shares of common stock on signing the agreement and was required to pay $10,000,000 (“Option Payment”) within 30 months of the agreement date to acquire 100% ownership, subject to significant contingent payments if the price of gold traded above US $1,600 per ounce for extended periods in the five (5) ensuing years. On October 26, 2016, the agreement was amended to extend the option exercise period to March 31, 2019 for payment of $1,000,000 and 1,000,000 common shares of the Company by March 31, 2017, payment of $2,000,000 and 1,000,000 common shares by March 31, 2018, and a final payment of $8,000,000 and 1.5 million common shares by March 31, 2019. Timberline chose to not make the required payment due on March 31, 2018, and, therefore, the Agreement was terminated, resulting in a $3.2 million write off of a loss on abandonment of mineral rights.

In May 2018, we entered into a definitive agreement to acquire ownership interests in two joint venture agreements in Nevada from Americas Gold Exploration, Inc (“AGEI”). The acquisition included a 73.7% interest in the Paiute property joint venture with Nevada Gold Mines LLC (“Nevada Gold”), and the opportunity to earn up to 65% ownership in the Elder Creek joint venture with McEwen Mining, Inc. The acquisition of the two joint venture ownership interests, at Elder Creek with McEwen Mining and at Paiute with Nevada Gold, from AGEI closed on August 14, 2018 for consideration of ten million shares of our common stock and five million warrants to purchase shares of our common stock. An additional five million warrants with the same terms were issued to AGEI upon certain achievements. Upon closing, we became the operator at both of these joint venture projects.

Timberline undertook exploration of the Elder Creek property during 2018 and 2019 including drilling of eight test holes. Based on the positive results of those test holes, the Company entered discussions with a third party aimed at assigning its option and joint venture agreement on the property in exchange for funding, such that Timberline would have retained a minority interest. The proposed agreement required the consent of McEwen Mining, which was not successfully obtained prior to the June 30, 2020 anniversary deadline for payment of holding costs and continuation of the agreement. McEwen Mining was unwilling to renegotiate the agreement and consent to the assignment to a third party, therefore Timberline elected to terminate the agreement on the anniversary date, resulting in a $1.2 million write off of the carrying value of the project.

During the year ended September 30, 2019, the Company recognized an abandonment expense of $48,500 relating to two patented mining claims at in the New York Canyon area of the Eureka property that the Company had ceased making advance royalty payments on.

On June 28, 2019, we entered into a Limited Liability Company Agreement (the “LLC” and the “LLC Agreement”) with PM & Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Lookout Mountain Gold Project, a significant portion of the Company’s broader Eureka property located on the southern end of the Battle Mountain-Eureka Trend near Eureka, Nevada. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The LLC Agreement called for PM&G to fund exploration and development activities in two stages for earned equity in the project. Timberline was to contribute certain claims that constituted the Lookout Mountain Project and adjacent historical Oswego Mine area to the LLC in exchange for its ownership position.

Concurrent with completion of the LLC Agreement, PM&G also participated in a private placement and acquired 3,367,441 shares, or 4.99%, of our common shares. The placement included the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings. The initial interests in the LLC were 51% PM&G and 49% Timberline, subject to PM&G’s contribution to the LLC in the form of an earn-in. Timberline would manage the project through at least the initial stage of investment, at which time PM&G would have been vested at 51% ownership. PM&G retained the right to manage all subsequent activities with or without Timberline’s participation.

Under terms of the LLC Agreement, PM&G committed to $3,000,000 of work expenditure during each of the first two years following the agreement effective date of June 28, 2019. PM&G committed $755,605 towards the first-year obligation due on June 28, 2020, but failed to raise sufficient capital to meet the required first year investment. Under the terms of the agreement, after written notice and a 30-day cure period, PM&G did not cure the matter and thereby resigned from the LLC Agreement giving up all claims and rights to the property.

Overview of Our Mineral Exploration Business

We are a mineral exploration business and, if and when we establish mineral reserves, a development company. Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims or private property owned by others. An unpatented mining claim is an interest that can be acquired in the mineral rights on open lands of the federally-owned public domain. Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), that grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

We perform geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation). We may enter into option and joint venture agreements with other companies to fund further exploration and/or development work. It is our plan to focus on assembling a high-quality group of gold and silver exploration prospects using the experience and contacts of the management group. By such prospects, we mean properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired projects will either have some prior exploration history or will have strong similarity to a recognized geologic ore deposit model. We place geographic emphasis on the western United States, and Nevada in particular.

The focus of our activity has been to acquire properties that we believe to be undervalued, including those that we believe to hold previously unrecognized mineral potential. Properties have been acquired through the location of unpatented mining claims (which allow the claimholder the right to mine the minerals without holding title to the property), or by negotiating lease/option agreements. Our President and CEO, Patrick Highsmith, our Vice President Exploration, Dr. Steven Osterberg, and our CFO, Ted Sharp, as well as our Directors, have experience in evaluating, staking and filing unpatented mining claims, and in negotiating and preparing transactional agreements in connection with those mining claims, including option and JV or mineral lease agreements.

The geologic potential and ore deposit models have been defined and specific drill targets identified on the majority of our properties. Our property evaluation process involves using geologic fieldwork to perform an initial evaluation of a property. If the evaluation is positive, we seek to acquire it, either by staking unpatented mining claims on open public domain, or by leasing or optioning the property from the owner of private property or the owner of unpatented claims. Once acquired, we then typically make a more detailed evaluation of the property. This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling, or other means to determine if economic mineralization is present on the property.

Portions of our mineral properties at September 30, 2020 are owned by third parties and leased to us, or carry a financial commitment from us, as outlined in the following table:

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres	3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.
Silverado	Silver International	10	100	1% NSR + $10,000 Annual lease payment
Seven Troughs	Slash, Inc.	302	4,030	2% NSR; 50-year lease term commencing December 31, 1975; no annual lease payments;

Paiute (ICBM JV with LAC Minerals)	Nevada Gold Mines by assignment from LAC Minerals (USA) LLC	65	1,343 acres

ICBM Joint Venture Earn-in; 60% ownership for $300,000 work commitment with standard dilution thereafter; historical expenditures by ICBM and Timberline combined bring current Timberline ownership to 76.1%.

In the case of properties deemed to be of higher risk due to higher cost exploration or those that host commodities of lesser interest to Timberline (such as base metals), we may choose to present them to larger companies for strategic partnerships. Our strategy is intended to maximize the abilities and skills of the management group, conserve capital, and provide superior leverage for investors.

For our gold and silver prospects where drilling costs are reasonable and the likelihood of success seems favorable, we will undertake our own drilling. The target depths, the tenor of mineralization on the surface, and the general geology of the area are all factors that determine the risk as calculated by us in conducting a drilling operation. Mineral exploration is a research and development activity and is, by definition, a high-risk business that relies on numerous untested assumptions and variables. Accordingly, we make our decisions on a project-by-project basis. We do not have any steadfast formula that we apply in determining the reasonableness of drilling costs in comparison to the likelihood of success, i.e., in determining whether the probability of success seems “favorable.”

Our Competition

The mineral exploration industry is intensely competitive in all phases. In our mineral exploration activities, we compete with many companies possessing greater financial resources and technical facilities than we do for the acquisition of mineral concessions, claims, leases, and other mineral interests as well as for the recruitment and retention of qualified employees, including mining engineers, geologists, and other skilled mining professionals. We use consultants and compete with other mining companies for the man hours of consulting time required to complete our studies. We also compete with other mining companies for exploration and development equipment and services. We must overcome significant barriers to enter into the business of mineral exploration as a result of our limited operating history.

We cannot assure the reader that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition, and operating results.

Our Offices and Other Facilities

We currently maintain our administrative office at 101 East Lakeside Ave., Coeur d’Alene, ID 83814. The telephone number is (866) 513-4859 (toll free) or (208) 664-4859. We also maintain warehouse space in Eureka, NV 89316.

Our Employees

We are an exploration company and currently have 2 full-time employees. Management engages independent consultants under contract arrangements as necessary to execute on company strategies at the current early exploration stage of our work and expects to hire staff and additional management as necessary for implementation of our business plan.

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

Prior to receiving the necessary permits to explore or mine, a mine operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration, or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts. All of these factors make it more difficult and costlier to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time. For a more detailed discussion of governmental and environmental regulatory requirements applicable to our mineral exploration business see the section titled “Description of Properties - Overview of Regulatory, Economic and Environmental Issues” below.

Reclamation

We generally are required to mitigate long-term environmental impacts of prospecting and drilling activities, which are normally minor but may require contouring, re-sloping and re-vegetating roads and drill sites. Similarly, the greater impacts of mining and mineral processing operations must also be mitigated by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies, and may require us to remit cash to pay for reclamation bonds. Should we cease operations without performing the required reclamation, these bonds would cover the cost of reclamation activities to be performed by the regulatory agency.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding. In 2017, gold traded between approximately $1,151 and $1,346 per ounce. In 2018, gold traded between approximately $1,175 and $1,355 per ounce. In 2019, gold traded between approximately $1,270 and $1,547 per ounce. The price of gold was $1,548 per ounce in January, 2020 but traded considerably higher during the year, reaching more than $2,050 per ounce in August 2020, before settling back to approximately $1,878 at the time of this writing. All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2017, silver traded between approximately $15.22 and $18.56 per ounce. In 2018, silver traded between approximately $13.97 and $17.52 per ounce. In 2019, silver traded between approximately $14.38 and $19.42 per ounce. The price of silver was $18.21 per ounce in January 2020, but it tracked with gold to higher prices by mid-year, reaching a peak of over $28 per ounce in August 2020 and ended the year near $24. Silver prices are approximately $26 at the time of this writing. All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2020, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. As of the date of this report, we have working capital of $2,155,400. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months.

Full disclosure of the going concern qualification appears in Part II, Item 7 - Financial Condition and Liquidity, and also in the notes to the financial statements (See Note 2 – Summary of Significant Accounting Policies.)

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004. Since 2004, we have not yet established any mineral reserves. As a result, we have not had any revenues from our exploration activities. While we have had a drilling services wholly-owned subsidiary which has generated revenues in past fiscal years, we no longer own that business. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

•potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, labor, power, materials, and supplies; and

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•$3,371,091 for the year ended September 30, 2020

•$1,657,283 for the year ended September 30, 2019; and

•$5,057,794 for the year ended September 30, 2018

We had an accumulated deficit of approximately $63.6 million as of September 30, 2020. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Risks Associated with Mining and Exploration

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and if we do not do so, and are unable to joint venture or sell the properties, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, our business could fail.

We have not established that any of our mineral properties contain any mineral reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the SEC's Guide 7 is remote. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines to extract those minerals. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade, and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads, a point for shipping, government regulation, and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

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

We expect to derive revenues, if any, from the eventual extraction and sale of precious metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments, and improved extraction and production methods. The effect of these factors on the price of precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Allegiant Gold Ltd. (AUAU.V), NuLegacy Gold Corp (NUG.V), First Vanadium Corp (FVAN.V), Adamara Minerals Corp. (ADZ.V), Comstock Mining Inc. (LODE).

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

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be challenged as defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims. If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse effect on our financial position or results of operations. There can be no assurance that any such disputes or challenges will be resolved in our favor.

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

Conflicts of Interest

Certain of our officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in mineral properties. Such associations may give rise to conflicts of interest from time to time. Our directors are required by Delaware’s General Corporation Law to act honestly and in good faith with a view to our best interests and to disclose any interest, which they may have in any of our projects or opportunities. In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

We have not adopted any separate formal corporate policy regarding conflicts of interest; however, other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors. Additionally, our Code of Ethics does address areas of possible conflicts of interest. As of the date of filing of this report, we had four independent directors on our board of directors (Leigh Freeman, Paul Dircksen, Quinton Hennigh and David Mathewson). We have formed three committees to ensure our legal compliance. We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.” We also formed a compensation committee comprised entirely of independent directors and a corporate governance and nominating committee, a majority of which is comprised of independent directors. At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes.

Dependence on Key Management Employees and Contractors

Our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Patrick Highsmith, Steven Osterberg, Donald McDowell and Ted Sharp. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, our shareholders have approved our 2015 Stock and Incentive Plan and 2018 Incentive Plan so that we can provide incentives for our key personnel.

We may not realize the benefits of Eureka, Paiute, Seven Troughs and other acquired growth projects.

As part of our strategy, we will continue existing efforts and initiate new efforts to develop gold and other mineral properties. We have three such project areas, including Eureka, Paiute and Seven Troughs. A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks, and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on our financial position and results of operations.

As part of our business model, we pursue a strategy that may cause us to expend significant resources exploring properties that may not become revenue-producing sites.

Part of our business model is to pursue a strategy which includes significant exploration activities, such as proposed exploration and, if warranted, development at the Eureka, Paiute, and the Seven Troughs Projects. Because of the nature of exploration for precious metals, a property’s exploration potential is not known until a significant amount of geologic information has been generated. We may spend significant resources exploring and developing the projects and gathering certain geologic information only to determine that the project is not capable of being a revenue-producing property for us.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of our management’s time and attention from operating activities to compliance activities.

We are required to comply with Canadian securities regulations and are subject to additional regulatory scrutiny in Canada.

We are a “reporting issuer” in the Canadian provinces of British Columbia and Alberta. As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings. Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated, and inferred resources, which are generally not permitted in disclosures filed with the SEC. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, “inferred resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning descriptions of mineralization, reserves, and resources contained in disclosures released outside the United States may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of September 30, 2020, there are also outstanding options and warrants granted that are exercisable into 81,034,670 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 42% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

We are subject to the continued listing criteria of the TSX and our failure to satisfy these criteria may result in delisting of our shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

We have acquired mineral prospects for exploration in Nevada mainly for target commodities of gold and silver, and formerly copper. The prospects are held by both patented and unpatented mining claims owned directly by us or through legal agreements conveying exploration and development rights to us. Most of our prospects have had a prior exploration history, which is typical in the mineral exploration industry. Most mineral prospects go through several rounds of exploration before an economic ore body is discovered, and prior work often eliminates targets or points to new ones. Also, prior operators may have explored under a completely different commodity price structure or technological regime. Mineralization which was uneconomic in the past may be ore grade at current market prices when extracted and processed with modern technology.

Nevada Gold Properties

The Company currently controls three mineral properties in Nevada including Eureka, Paiute, and Seven Troughs (Figure 1).

Eureka (Battle Mountain/Eureka Trend)

We acquired the Eureka Project as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010. Eureka comprises an area of approximately 16,000 acres (>

The Eureka Project is situated in the southern part of the Eureka mining district, within T19N, R53E and unsurveyed T17N and T18N, and R53E. The property is also within the bounds of the United States Geological Survey (“USGS”) 1:24,000-scale 7.5-minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

Property Description

The Eureka Project (Figure 2) includes the Lookout Mountain, Windfall and Oswego targets. Mineralization generally occurs along north-to-south trending zones of gold mineralization, each approximately 3 to 4 miles (4.8-6.5 km) in strike length. Each of these mineralized zones is open and will require additional in-fill and step-out drilling.

Historical production of gold in the district included approximately 112,000 oz at the Windfall Mine, which began operation in 1975 (Russell, 2005). An additional 17,700 oz of gold was produced from the Lookout Mountain Pit which operated in 1987 (Cargill, 1988, Jonson, 1991).

The Eureka Project has no known reserves, as defined under Industry Guide 7, and the proposed work program for the property is exploratory in nature.

We pay federal and county claim maintenance fees on the Eureka Project. The federal claim fees are due to the BLM before September 1 of each year, and the remainder is due to Eureka County on November 1 of each year. All unpatented mining claims on the Eureka property have been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

Figure 1. Timberline Project Locations

Winnemucca
Battle Mtn
Carlin
Elko
Paiute
CARLIN TREND
BATTLE MTN-EUREKA TREND
Seven Troughs
Reno
Fallon
Eureka
Eureka
Ely
WALKER LANE
Tonopah
Las Vegas
N
Timberline Properties
Mineralized Trends
0 25 50 100 Miles
0 50 100 200 km
Document Name: 20200714_General Location NEVADA_Presentation Version
Copyright (c) 2014 Esri

Figure 2.  Timberline’s Eureka Project Area and Gold Occurrences

Eureka District
Mines and Prospects
Ruby Hill/Archimedes Mine
(1) Production: >1.4 M oz 2006-2012
(2) 2012 Resource: 3.5M oz M&I, 220K oz Inf
Eureka Nevada
N
0 1 2 3 km
Fad Shaft
Ruby Hill Stopes
Wabash
(3) Paroni Pit
30,000 oz
Windfall Target
Diamond
(3) Windfall Production
UG: 24,000 oz @ 0.368 oz/t
Open Pit: 31,000 oz @ 0.04 oz/t
Lookout Mountain Target
Dugout
(3) Rustler Pit
Production: 50,000 oz
(3) Lookout Mountain Pit
17,700 oz Au @ 0.12 oz/t
Rocky Canyon
Geddes Bertrand
Oswego Target
Oswego
(4) Lookout Mountain Gold Resource (MDA, 2013):
508,000 oz @ 0.018 oz/t (M&I)
141,000 oz @ 0.012 oz/t (Inf)
(4) Oswego "Road Cut"
281 ft @ 0.36 oz/t Au
South Adit
Plan of Operations Permit Area
Open Pits
Drill Indicated Gold
2013 Gold Resource
District Au Occurrences
Hwy 50
District Access_Roads
Eureka Property Outline
References:
(1) Waterton Global Press Release December 17, 2015
(2) 2012 Barrick Gold Annual Report
(3) Timberline NI43-101, MDA (2013)
(4) Timberline Press Release dated June 12, 2018
20201214 SE Historical Resource Letter

The following table summarizes the claims and royalties for the Eureka Project:

Eureka Project Claim and Royalty Summary

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

We have the right to explore and develop the Lookout Mountain target subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining amended on June 1, 2008. The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project. Advance royalty payments are $6,000 per month, or $72,000 per year. Pursuant to the amended lease, annual minimum exploration expenditures of $250,000 are required for five years commencing on June 1, 2008, and an additional expenditure of $250,000 is required before June 1, 2016, for a total minimum work commitment of $1,500,000. We have fulfilled the work commitment on the Lookout Mountain target. A 3.5% NSR royalty, plus a 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims) exists on the project.

During the year ended September 30, 2012, we acquired the Windfall patented claims. The claims were acquired in exchange for $400,000 cash and 76,662 shares of our common stock with a value of $500,000, based upon the weighted-average closing price of our common stock on the NYSE MKT during the 15 days prior to the acquisition. A 4% NSR royalty exists on these claims.

The Secret Canyon/Oswego, South Ratto, and New York Canyon claim groups are owned by us, subject to royalty agreements. NSR royalties of 2% exist on the projects for claims located within one mile of the Windfall Patented claims. A small portion of the Heiro-Syracuse claim group is subject to an additional 1% NSR royalty.

The Hoosac and North Amselco claims are owned by us and are currently under lease to Royal Crescent Valley, LLC, a subsidiary of Royal Gold, Inc. During FY 2020, Royal Gold continued to maintain BLM lease payments and Eureka County fees on the Hoosac and North Amselco claim groups. They also pay Timberline Advanced Minimum Royalty payments on a monthly basis. The South Rustler/W-Claims are owned by DFH Co.

Accessibility, Physiography, Climate and Infrastructure

U.S. Highway 50 passes to the east of the Eureka Project and access is gained by heading south out of Eureka on U.S. Highway 50 and connecting with unpaved local roads, some of which are periodically maintained by Eureka County. The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon to the east side of the claim group.

The Windfall group and the northern parts of the Hoosac and Lookout Mountain groups are accessed by the Windfall Canyon Road and its westward extension (the former haul road for the Lookout Mountain Mine), which turns southwest off U.S. Highway 50 approximately 2 miles south of Eureka. This road is of uncommon quality and scale for rural Nevada due to its construction as a mine haul road at considerable cost in 1980’s dollars.

The southern parts of the Eureka Project are accessed by traveling approximately 8 miles south of Eureka on U.S. Highway 50 to South Gate, then 1 mile south-southwest on the Fish Creek Valley road to the unimproved Secret Canyon Road, then northwest to the southern part of the Hoosac claims. Approximately 2 miles from South Gate on the Fish Creek Valley Road, a turnoff to the west and northwest on the Ratto Canyon Road accesses the southern portion of the Lookout Mountain group. Many dirt tracks within the Eureka property allow additional access.

Terrain on the Eureka Project is rugged, with high ridges, steep canyons, and narrow valleys. Elevations range from 7,000 to 9,000 feet (2,100-2,400 m). Ridges show abundant bedrock exposures, slopes and valleys are typically covered by soil and alluvium. Sagebrush abounds in lower-elevation areas while juniper and piñon pine cover the higher elevations. Grasses and shrubs grow on the highest ridge tops. The climate of the project area is semi-arid with the area receiving moderate winter snows and occasional summer thunderstorms, with heavy rain from time to time during otherwise hot and dry summers. In winter, access is not maintained off the paved roads and November snow commonly lingers until April.

Summer temperatures usually consist of many consecutive days over 90º F (32.2º C), and temperatures can reach as high as 100º F (37.8° C) or more. Winter temperatures generally range from as cold as below 0º F (-17.8ºC) to, more commonly, in the 20º to 35ºF (-6.67º to 1.7 º C) range. Precipitation amounts vary from year to year, averaging about 10.0 inches (25.4 cm) for the area. Several feet of snow may accumulate on the property during the winter months.

The Eureka Project is situated in north-central Nevada in an area with established mining infrastructure. Transmission power lines serve Eureka from the north. All essential services such as food and lodging are available in Eureka, including dockage for shipments of heavy equipment. A small airport at Eureka is available for private air transport. Railroad access is also available in the area. The gold mines of north-central Nevada continue to produce a significant portion of the world’s gold, and skilled miners and mining professionals are available in Eureka, and 100 miles to the north in Carlin, Elko, and Spring Creek. Permitting a mining operation in Nevada has been a process with which local, state, and federal regulators are very familiar and generally cooperative.

Historical Exploration: 1970s to 1990s

The reader should note that discussions in this document pertaining to assay results and concentrations of gold mineralization span many years and reporting standards have changed considerably over that time.  References to historical reports of assay results or the grade (concentration) of gold mineralization may cite results in troy ounces of gold per short ton of rock, which will be abbreviated “opt”. More recent gold assay or concentration data will be reported in this document as grams of gold per tonne (metric) of rock, which will be abbreviated “g/t”. In most cases when discussing modern data, we make an effort to cite the unit conversion, which is on the basis of 1.00 opt = 34.286 g/t.

On the Windfall, Hamburg Ridge, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s. He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of “invisible gold” mineralized rock grading 0.368 oz/ton (“opt”), was a Carlin-type sediment-

hosted disseminated gold occurrence. Wilson’s work emphasized the east side of Hamburg Ridge and the Windfall Trend, where he drilled conventional air rotary holes. The drill holes were generally from 50 to 250 feet deep. Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 opt gold. This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines. Gold was extracted in a heap-leach operation from sanded and silicified dolomite and silicified shale.

No geologic maps exist from this period other than a few maps compiled from USGS work. Although many drill hole location maps are archived in Century Gold files, the coordinates for many drill hole collars are not available, very few collars are visible in the field, and assay data from infill drilling is poorly documented.

Significant exploration on the Eureka property occurred during the drilling programs mounted during the 1980s and 1990s. Drilling on the Hoosac and Windfall claims date from Norse-Windfall (63 holes, 1970s-1980s), Amselco (8 holes, mid-1980s), Tenneco (18 holes, 1989-1991), Pathfinder (18 holes, 1993), and Pathfinder/Cambior (36 holes, 1995-1997). On the Lookout Mountain claim group, drilling programs began with Amselco (296 holes, 1978-1985) followed by the Windfall group (20 holes, 1986), EFL Gold Company (10 holes, 1990), Nevada Gold (40 holes, 1992-93), and Echo Bay (70 holes, 1994-95). The drilling programs were conducted concurrent with and guided by geologic mapping, geochemical rock and soil sampling programs, and air and ground geophysics. Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury anomalies in soil and rock.

The methods of collection and analyses of some historical soil and rock samples were not always available in the data, but it is likely that the samples were collected, documented, prepared, and analyzed to the standards of professional diligence and analytical techniques applicable at the time. The importance of a geochemical-geological exploration approach is evidenced by the fact that the drilling of many such anomalies resulted in significant indications of disseminated gold mineralization. The Windfall, Rustler, and Paroni Deposits on the Windfall claims and the Lookout Mountain Deposit were discovered by drilling soil and rock anomalies in permissive structural and stratigraphic settings. Drill testing of several geochemical anomalies in permissive geological settings has also resulted in the discovery of several additional promising zones of gold mineralization on the Hamburg Ridge, Windfall, and Lookout Mountain claim groups. As yet, these zones have not been fully tested.

Amselco Exploration began exploring the Lookout Mountain project in 1978, conducting extensive geologic mapping, soil and rock sampling and an initial 15-hole reverse circulation (“RC”) drilling program which tested gold mineralization along the Ratto Ridge Fault and associated geochemical anomalies and jasperoids developed along the north-to-south trending Ratto Ridge. This drilling discovered significant sediment-hosted disseminated gold mineralization at depth. Amselco drilled 296 holes between 1978 and 1985, also discovering five areas of gold mineralization along Ratto Ridge which contain partially developed gold resources. These areas are located at South Lookout Mountain, Pinnacle Peak, Triple Junction, South Ratto Ridge, and South Adit. In 1986, while Amselco was in process of becoming BP Minerals, Amselco management optioned the Lookout Mountain Deposit to a joint venture of three companies, which then owned Norse-Windfall Mines.

In 1990, EFL Gold Mines took bulk samples from the floor of the Lookout Mountain pit. These samples returned assay values ranging from 0.10 to 0.135 opt gold. EFL also drilled nine holes, two of which penetrated 500 feet (152 meters) into the floor of the pit, that showed both oxide and sulfide gold mineralization.

During the period 1992-1993, Nevada Gold completed geologic mapping, took more than 500 soil samples to expand and fill in Amselco’s soil grid, and drilled 42 widely spaced holes, primarily along Ratto Ridge. Drilling targeted favorable stratigraphy at depth near fault intersections. Nevada Gold discovered that geochemical anomalies are apparently controlled by E-NE and N-NW to NW trending cross structures which intersect the north-to-south trending Ratto Ridge Fault. Much of the Nevada Gold work focused on the potential in Cambrian Dunderberg Shale and Hamburg Dolomite east of the Ratto Ridge Fault, and potential in the Devonian Nevada Group, especially the Bartine Limestone west of the fault. Outcrops of Bartine Limestone in the area show weak gold mineralization, strong alteration, and anomalous pathfinder element geochemistry. Nevada Gold drilled 42 holes to a maximum depth of approximately 1,300 feet (400 meters) and encountered several gold intercepts.

Work by Nevada Gold also included airborne and ground geophysics and a stratigraphic and geochemical study in conjunction with geologic mapping to develop and prioritize several target areas. Approximately 800 rock samples were collected and had high-quality multi-element analyses at MB Associates in California and Activation Laboratories in Canada. However, geological and geochemical targets, or additional drilling in areas of known mineralization previously discovered by Amselco found insufficient mineralization to meet Nevada Gold’s objectives. It should be noted that the potential for mineralization west of the Ratto Ridge crest has not been explored adequately.

Echo Bay (1993-95) not only worked Ratto Ridge but also acquired additional ground to the north, south, and southwest. They conducted mapping, sampling, and scattered drilling in the area, exploring deep high-grade potential in the Cambrian Dunderberg Shale and Hamburg Dolomite, and testing Devonian Nevada Group targets west of the Ratto Ridge Fault. Echo Bay drilled several promising holes, including drill hole EBR 27, which intersected 110 feet (34 m) grading 0.043 opt gold in the Dunderberg, and drill hole EBR-9 which intersected 115 feet (35 m) grading 0.043 opt gold in the Nevada Group. Offsets of EBR-9 found 90 feet grading 0.028 opt gold, and another hole, which was lost before reaching planned depth, found 45 feet (14 m) of 0.024 opt gold. Further offsets of EBR-9 and several widely spaced holes averaging 1,000 feet (305 m) deep (EBR 15, 16, 17, 18, and 20) found some anomalous gold along Ratto Ridge but no major intercepts. Eventually, the Echo Bay project totaled 104 RC holes. Faced with depletion of budgets with no significant exploration success, the decline in gold prices and large land payments, Echo Bay decided to drop the property.

Exploration: 2005 to 2010 (Staccato Gold)

Staccato Gold (“Staccato”) advanced exploration of the Eureka Project and completed drilling between 2005 and 2007, and in follow-up initiated a comprehensive work program in June 2008 which included geologic modeling of all drilling results. This modeling included structural and stratigraphic controls to mineralization, additional density determinations, and new drilling and metallurgical test data. Results of this work were incorporated into subsequent exploration work completed since 2008.

From 2005 to 2007, core drilling programs at Lookout Mountain completed by Staccato Gold provided data to better define stratigraphy in the higher-grade breccia-hosted gold zones at the Lookout Mountain pit and discovered new areas of mineralization. The core drilling program demonstrated the stratabound nature of gold mineralization in thick zones of collapse breccia within the Ratto Ridge structural zone. Current Timberline director, David Mathewson, was a consulting geologist for Staccato during this period, leading much of the core logging and development of the geological model at Lookout Mountain. Metallurgical and other technical characteristics of known mineralization were also investigated at Lookout Mountain.

An exploration Plan of Operations was prepared by Staccato and was approved in 2009 by the BLM and the State of Nevada Department of Environmental Protection (“NDEP”) for the Lookout Mountain Trend. The Plan of Operations called for approximately 266 acres of disturbance that can be accessed for use in a phased approach and covers the entire structural corridor. The Plan of Operations allowed ground disturbance to complete additional infill, metallurgical, and exploration drilling necessary to advance the development of the Lookout Mountain deposit and other targets along the trend.

In October 2009, Staccato also initiated work at the Windfall Target including detailed mapping and sampling programs and completed a ten-hole drill program totaling 8,030 feet (2,448 m). The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain project mineralized area.

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

All holes in the 2009 exploration program encountered thick intercepts of low-grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes as drilled define the Windfall fault zone as a 150 to 200-foot (46 – 61 m) thick zone striking roughly north-to-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

Five of the ten holes were drilled as offsets to follow up on the high-grade gold intercept drilled in hole 4 which intersected 75 feet (23 m) at 0.153 opt gold, and five other holes were drilled to test the strike and dip extent of the Windfall fault zone. Several thick intercepts of gold mineralization were returned, including 135 feet (41 m) at 0.011 opt gold in hole 7, 135 feet (41 m) at 0.016 opt gold in hole 8, 115 feet (35 m) at 0.010 opt gold in hole 9, and 100 feet (30.5m) at 0.018 opt gold in hole 11.

A secondary hanging wall structure identified by the mapping program was also encountered in drill holes 7, 8, 11, and 13 and is characterized by strong silicification and decalcification of Windfall Formation and Dunderberg Shale in the hanging wall side of the fault, with Dunderberg Shale and Hamburg Dolomite on the footwall side. Drilling indicates a down to the east offset of the Dunderberg – Hamburg contact. This secondary structure represents an attractive and untested target at depth.

Exploration by Timberline Resources: 2010-2019

Timberline acquired Staccato Gold in 2010 as management believed that the Eureka Project has excellent potential for continued exploration success. Based on the work of previous companies and by Timberline, gold mineralization at the Lookout Mountain target is currently defined over a structural corridor that extends up to 3.7 to 4.3 miles (6 to 7 kilometers) in strike length. This structure hosts several areas of drill-indicated gold, and the potential for discovery of additional mineralization in this corridor is strong. The Lookout Mountain mineralization itself is open for expansion at depth and along strike. Regionally, several other target areas also exist where historical production and exploration have occurred, but only limited systematic exploration has been conducted.

The Lookout Mountain target area has been mapped and sampled, including a detailed program conducted over the main mineralized areas. The principal objectives of the mapping and sampling program were to characterize offsets along the main mineralized fault zones, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil geochemical anomalies. The mapping program, combined with surface sampling and acquisition of historical data, has provided a clearer understanding of the structures along the Ratto Ridge and Windfall areas, as well as identified several significant new exploration target areas.

Over 400 historic drill holes were reviewed along Ratto Ridge at Lookout Mountain to develop geologic cross sections and plans for the entire Lookout Mountain Deposit. Geologic grade shells were also built, and construction of a 3-D model of the geology based on the results of historical drill re-logging and mapping efforts was completed. This new work led to an updated mineral resource estimate that resolved past technical issues and provided a basis for potentially advancing the property following additional drilling.

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka Project. The programs defined sufficient data to prepare a mineral resource estimate at Lookout Mountain and prepared a technical report compliant with NI 43-101, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets. In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

•16,675 feet (5,083 m) of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•46,965 feet (14,315 m) of RC drilling directed primarily at resource in-fill and definition drilling,  and;

•Additional testing activities, including metallurgical testing on core samples, channel sampling and bulk sampling within the historical Lookout Mountain pit, identification of additional exploration targets on the Eureka property outside of the main Lookout Mountain Deposit area, and drilling and construction of additional groundwater monitoring wells.

An initial technical report entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, compliant with NI 43-101 (“2011 Technical Report”), was completed on May 2, 2011. The Technical Report was prepared by Mine Development Associates (“MDA”) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101. The Technical Report details mineralization at the Lookout Mountain Deposit. In addition, significant exploration potential was noted.

The mineral resource was modeled and estimated by MDA by statistical evaluation of available drill data utilizing geologic interpretations provided by Timberline. The geologic interpretations were used to constrain gold mineral domains on vertical cross sections spaced at 50- to 100-foot intervals across the extents of the Lookout Mountain mineralization. The cross sections were rectified to the mineral-domain interpretations on level plans spaced at 10-foot intervals, allowing the geostatistical analysis of the modeled mineralization to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

The final drill results of the 2011 exploration program were successfully incorporated into the updated mineral resource and NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on May 31, 2012 (“2012 Technical Report”). As a result of the 2011 exploration program, the mineralized zone at Lookout Mountain was successfully extend 600 feet (183m) to the south of the existing mineral deposit, and mineralization was also expanded along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the reported mineralization at the Lookout Mountain Deposit.

Assay results from drilling during the 2012 and 2013 exploration program were incorporated into another update to the resource and NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on April 11, 2013 (“2013 Technical Report”).

Cautionary Note to U.S. Investors: The Lookout Mountain Technical Report uses the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”. We advise investors that these terms are defined in and required to be disclosed by Canadian regulations (NI 43-101); however, these terms are not defined terms under Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference the Lookout Mountain Technical Report in this Annual Report on Form 10-K for informational purposes only, and the Lookout Mountain Technical Report is not incorporated herein by reference. Investors are cautioned not to assume that all or any part of a mineral deposit in the above categories will ever be converted into Guide 7 compliant reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. There are no proven and probable reserves as defined under Guide 7 and as such Timberline’s activities there remain exploratory in nature.

The Lookout Mountain Deposit is a large “Carlin-type” gold system with a defined gold resource (see Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013) and drill-indicated mineralization which extends over a north-to-south trend of approximately 3 miles (>

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

(3)The effective date of the Lookout Mountain updated gold resource is February 20, 2013.

The full MDA Resource Estimate with various cut-off grades can be seen at:

 http://timberlineresources.co/wp-content/uploads/2015/07/LookoutMt_-43-101_2013.pdf.

Gold mineralization near the historical open pit at Lookout Mountain (Figure 3) includes 19 intercepts ranging from 0.146 to 2.250 opt gold (5.02 to 77.14 grams per ton [“g/t”]) (see Table 2 and news releases dated July 10, 2018 and Dec 1, 2020 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse-breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in many major Carlin-type gold deposits.

Exploration activities at the Eureka Project, including Lookout Mountain, were curtailed during 2014, as a result of the limited availability of capital. To reduce ongoing expenses, the Company consolidated the Elko field office into our Eureka facility and limited the exploration program. The limited program did, however, include geochemical waste rock environmental characterization, independent metallurgical testing, continued monitoring of water quality, and definition of hydrologic work plans. In addition, low-cost geologic mapping, and stratigraphic and structural analyses continued in selected detailed areas. These activities resulted in identification of new targets characterized by anomalous mineralogy and trace element geochemistry as indicators of possible gold mineralization.

Figure 3.  Lookout Mountain Geology and High-Grade Gold Zone

N
Limestone
Quartzite
BHSE-182
Limestone
19.8 m @ 1.48 g/t Au
BHSE-181
Quaternary
Landslide
BHSE-180
BHSE-177
49 m @ 1.0 g/t
BHSE-187
7.6 m @ 4.49 g/t
BHSE-190C
100 m of fractured shale, 50m carbonaceous breccia, 58m silica-pyrite rock (assays pending)
BHSE-178
BHSE-184
18.3 m @ 0.93 g/t
BHSE-179
Water-Well "Orpiment-Discovery Zone"
BHSE-191C
BHSE-183
lost before target depth
BHSE-188C
BHSE-186
6.1 m @ 5.21 g/t,
25.9 m @ 0.77 g/t
BHSE-176
15.2 m @ 10.09 g/t Au
hole lost before target depth
240 m of fractured-brecciated limestone, variably pyritic/carbonaceous breccia, sanded dolomite, jasperoid, and felsic dikes (assays pending)
Jasperoid
Shale
Tertiary Volcanics
Quaternary
2020 Drill Holes (BHSE-)
2020 Core Holes
2020 RC Holes
Historic Drill Hole Intercepts
Au ≥ 0.25 oz/ton (8.6 g/t)
Au 0.1 - 0.25 oz/ton (3.4-8.6 g/t)
Au 0.02 - 0.1 oz/ton (0.7 - 3.4 g/t)
Au ≤0.02 oz/ton (≤0.7 g/t)
0 400 800 Feet
0 100 200 Meters
Historic Open Pit
NI43-101 Gold Resource Area
20210104 LM Detail Drilling_Letter Figure

Table 2.  Selected High-Grade Gold Drill Intercepts from the Lookout Mountain Deposit

Drill Hole	From (feet)	Length (feet)(1)	Gold (opt)(2)	From (meters)	Length (meters)(1)	Gold (g/t) (2)
BH05-01	270	65	0.344	82.3	19.8	11.79
including	275	25	0.641	83.8	7.6	21.98
BH05-03	193	3	2.250	58.8	0.9	77.14
BH06-02	445	27	0.364	135.7	8.2	12.48
BH06-07	406	92	0.217	123.8	28.0	7.44
BH06-13	148	3	1.47	45.1	0.9	50.40
BR-19	220	15	0.323	67.1	4.6	11.07
BR-19	385	75	0.283	117.4	22.9	9.70
BR-26	440	20	0.323	134.1	6.1	11.07
RTR-134	415	55	0.345	126.5	16.8	11.83
RTR-180	365	10	0.345	111.3	3.0	11.83
RTR-181	365	15	0.197	111.3	4.6	6.75
RTR-258	500	10	0.430	152.4	3.0	14.74
BHSE-126C	31	15	0.967	9.5	4.6	33.15
BHSE-151C	506	8.6	1.023	154.3	2.6	35.07
BHSE-152	1,030	10	0.165	314.0	3.0	5.66
BHSE-171	1,020	10	0.230	311.0	3.0	7.89
BHSE-172	901	25.2	0.146	274.7	7.7	5.02
BHSE-176	70	50	0.294	21.34	15.24	10.09

(3)Drill thickness - True widths of drill intercepts have not been determined

(2)opt: oz gold / ton; g/t: grams/tonne

(3)See press releases dated July 10, 2018 and Dec 1, 2020 at http://timberlineresources.co/press-releases) and Updated Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, Filed on SEDAR April 12, 2013

In fiscal 2015, Timberline drilled three holes at Lookout Mountain to confirm a previously recognized partial drill intercept of higher-grade gold mineralization at depth in the water well “orpiment discovery zone” (Figure 3). This higher-grade mineralization is associated with the previously defined resource zone of near-surface, gold mineralization. The geology in the holes stratigraphically correlates well with gold intercepts occurring in mineralized, variably carbonaceous collapse breccias similar to previous gold intercepts in the pyritic Dunderberg Shale-Hamburg Dolomite contact zone. The four intercepts are thought by Timberline geologists to be mineralogically consistent with higher-grade occurrences as recognized in many deeper levels of Carlin-type systems. Highlights of the 2015 Lookout Mountain drilling include 65 feet (19.8 m) @ 0.09 opt gold (3.09 g/t), including 25.2 feet (7.7 m) @ 0.146 opt gold (5.02 g/t) in BHSE-171. In addition, three intercepts of >3 g/t gold over lengths of up to 50 feet (>

In 2015, a six-hole RC drill program on the Windfall target was also completed. The drilling successfully tested the on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall. The drill holes were completed over a strike length of approximately 3,000 feet (914 m) and intersected gold mineralization consistent with results from over 600 historical drill holes, highlighted by BHWF-40 which intersected 80 feet (24.9 m) at 0.09 opt (3.09 g/t) of gold including a subsection of 20 feet (6.1 m) @ 0.26 opt (8.91 g/t) of gold.

During the continued difficult commodities environment of fiscal year 2016 and 2017, the Company did not complete drilling or field exploration activities on the Eureka Project. However, the Company used this time to secure 19 historical mine-related workings including shafts, adits, and trenches to ensure public safety in compliance with State of Nevada Abandoned Mine Lands regulations. In addition, with field reviews, a reconciliation of BLM and Nevada state bond calculations with actual disturbed acreage was subsequently completed in early fiscal year 2017.

During fiscal year 2018, we completed further internal geologic review of high-grade (>5 g/t and up to 77 g/t) gold mineralization that is associated with extensive zones of structurally controlled fault and gouge breccias, as well as carbonaceous collapse-breccia (Table 2). This geologic review led to design and completion of a detailed gravity survey around Lookout Mountain and further analysis of historical geophysical survey data. The survey defined a low-density gravity low anomaly approximately 1.25 miles (2 km) in diameter and bounded and cut by several complex internal structures. The west margin of the anomaly is coincident with jasperoid alteration and gold mineralization of the Lookout Mountain resource. The gravity anomaly is recognized to correlate well with features noted in an airborne magnetics survey and geologic mapping. Major structures identified by magnetics and geologic mapping bound the gravity anomaly.

Three lines of shallow historical (1992) induced polarization/resistivity (IP) data at Lookout Mountain define three north-to-south trending anomalies which are partially coincident with the high-grade gold drill intercepts and fault structures. In addition, a single line of historical controlled source audio magneto-telluric (CSAMT) data which crosses the Lookout Mountain open-pit area was also reviewed in concert with the Timberline gravity data. The gravity data correlates well with structures identified in the CSAMT and with magnetic signatures and geologic mapping. In particular, the CSAMT data identify a high-resistivity feature spatially associated with jasperoid along the west boundary of an area of low resistivity interpreted to be a graben. The graben’s west boundary is extensively drilled and is approximately coincident with the existing north-to-south trending gold resource at Lookout Mountain. The central portion of the graben contains a large, high-resistivity anomaly, which had been tested locally on the west side by only four previously noted closely spaced holes (BHSE-152, -171, -172, -173) at the water well orpiment discovery zone, all of which contain relatively high-grade gold.

Additional field work in 2018 was also completed at the Windfall target. Work focused on collection of 40 rock chip samples in and between the historical Rustler, Windfall, and Paroni pits. Highlights included 10 samples with greater than 0.029 opt (1.0 g/t) and 6 greater than 0.088 opt (3.0 g/t) gold, up to a maximum of 0.382 opt (13.1 g/t) gold. In total, 17 samples assayed greater than 0.007 opt (0.250 g/t), documenting the extensive zone of gold mineralization. These pits produced approximately 115,000 oz of gold from oxidized, near-surface ore and were among the first heap-leach mining operations in Nevada.

At the Oswego trend, results of 2018 surface rock chip sampling and geologic mapping identified high-grade gold exploration targets near the historic Oswego Mine. The Timberline team collected 54 rock samples along the Oswego Trend, including high-grade gold at the Road Cut target and high-grade silver and gold at the Geddes-Bertrand target. Most notably, 9 grab samples were collected at approximately 20 feet (6 m) spacing over a 180-foot (55 m) section of road cut along a moderately east-dipping, strongly mineralized fault zone (the Road Cut target). The interval averaged 0.36 opt (12.4 g/t) gold. The Road Cut target sits approximately 2,000 feet (610 m) east of the major graben-bounding fault structure associated with the Lookout Mountain gold resource.

These results are particularly encouraging because of the relatively close proximity of the Road Cut occurrence to structures associated with the Lookout Mountain deposit. The occurrence of wide-spread gold and silver mineralization over such a large area, encompassing the Lookout Mountain and Oswego Trends, suggests the existence of a robust large-scale mineralizing system.

During fiscal year 2019, limited field activities occurred during the first part of the year due to capital constraints. Field activities were later re-initiated upon entering the Lookout Mountain LLC Agreement with PM&G to fund advancement of the Lookout Mountain target with an initial focus on the high-grade mineralization in the historic open pit area. Initial work entailed a continuation of re-logging of drill core in the vicinity of the Lookout Mountain resource, where past core and rotary drilling has partially delineated an area of high-grade (defined as drill hole intercepts of ≥ 0.10 opt or >, Carlin-style gold mineralization, where 17,700 ounces of gold averaging 0.12 opt (4.11 g/t) were produced in the mid 1980s. These include 48 drill intercepts of ≥0.25 opt (8.6 g/t), and 64 intercepts of 0.10 – 0.25 opt (3.4 – 8.6 g/t). The high-grade gold area as currently delineated has a strike length of approximately 500 feet (>constrained at least in part by stratigraphy and zones of decalcified collapse breccias. The breccias locally contain the minerals orpiment and realgar (arsenic sulfides).

In addition to relogging historical drill core, a professional land survey was completed in the Lookout Mountain pit area by a Nevada licensed land surveyor. The work was designed as part of a QAQC assessment of historical drill collar data with results to facilitate advancing the project spatial controls to standards required for mine planning, resource modelling and engineering.

Based on the 2019 geologic reviews, an initial drill plan was developed to further advance the Lookout Mountain Target during FY 2020. This plan included approximately 8,000 ft (>was designed to test the geologic continuity of stratiform and structurally-controlled high-grade mineralization to the east of the historic pit area beyond the limits of the resource (Figure 3). In addition, planned in-fill RC drilling was designed to target gaps in the existing resource drilling, as well as offset and confirm historic drill intercepts from rotary and RC drilling. Many of the historic drill intercepts occurred before the advent of Canadian NI 43-101, which established certain quality control procedures that may not have been followed historically. The drilling also aimed to test and expand the “Orpiment Gold Discovery Zone” of high-grade mineralization located east of the pit, which was discovered in drilling by Timberline in 2015 (see news release dated April 20, 2015 at http://timberlineresources.co/press-releases).

Also, in early FY2020, an amended work plan to the 2009 BLM Plan of Operations for Lookout Mountain was filed with the BLM. This work plan amendment proposed bonding with an additional 9 acres of proposed disturbance beyond the existing 28 acres of disturbance. With the increased bond, construction of up to 249 drill sites and 28,657 feet of road access focused in the immediate area of the historic Lookout Mountain open pit will be permitted. The work plan was subsequently approved in 2020. Upon completion of a corporate financing in August 2020, the Company submitted additional bond capital of $246,013 to the BLM in preparation for drilling at the Lookout Mountain target in late FY2020 and early FY2021.

Subsequent Events—FY 2021

Subsequent to the end of FY2020, the drill program at the Lookout Mountain Target was completed in December 2020. The final 2020 drilling program completed included 12 RC holes totaling 8,000 ft (2,438m) and 3 core holes totaling 4,478 ft (1,365 m).

Assay results received to-date include those from the first seven RC drill holes of the 2020 program. This drilling falls within or near the existing Lookout Mountain resource footprint and had three objectives: (1) to confirm and extend high-grade (>3 g/t) gold mineralization in the vicinity of historic conventional rotary drill results; (2) to infill the resource within and near the Lookout Mountain open pit; and (3) to test the continuity of mineralization in the water well orpiment discovery zone outside the existing resource (Figure 3). All of these drill holes intercepted significant disseminated gold mineralization.

Drill hole assay highlights include:

•Hole BHSE-176 intercepted near surface high-grade gold mineralization, 15.24m averaging 0.294 opt (10.09 g/t), beginning at 21.34m downhole depth. Within this interval, there are sub-intervals of 9.14m of 0.524 opt (16.31 g/t), including 3.05m of 1.01 opt (31.40 g/t).

•Holes BHSE-177 and 178 encountered shallow oxide gold within the existing resource, including 18.29m of 0.028 (0.87 g/t) (from surface), 48.77m of 0.032 opt (1.00 g/t), and 59.44m of 0.020 opt (0.63 g/t).

•Holes BHSE-180, 181, and 182 confirmed northward and down dip extensions of mineralization beyond the historic Lookout Mountain pit, including gold intercepts up to 18.29m of 0.051 opt (1.58 g/t) in the latter of these holes.

•Hole BHSE-184 drilled 18.29m @ 0.93 g/t gold below the near-surface of the historic pit.

•Hole BHSE-186 intercepted 6.10m of near surface high-grade gold (5.21 g/t) and a separate, broader zone (25.91m) at 0.77 g/t mineralization at further depth within the historic pit area.

•Holes BHSE-187 encountered 7.62m of 4.49 g/t gold outside the existing resource area within a broader zone of 32.00m at 1.82 g/t.

For full details see news release dated December 1, 2020 at http://timberlineresources.co/press-releases.

We also initiated a major program of geophysical exploration at the beginning of FY2021 including:

1.A property-wide gravity survey on a 200m grid was completed (see news release dated November 2, 2020 at http://timberlineresources.co/press-releases).

2.An induced polarization/resistivity (“IP”) survey was completed covering 3.1km of the Lookout Mountain Trend and stretching east more than 3.0km to cover the Oswego Trend, along with one additional 3.2km line near the Windfall Mine; and

3.A controlled source audio magnetotellurics (“CSAMT”) survey across several target areas at Lookout Mountain and elsewhere (still underway at the time of this writing).

This geophysical work was aimed primarily at improving the Company’s understanding of the major structures that control the historic gold occurrences and future exploration targets. Gravity is a well-established method for mapping how different rock units interact with adjacent formations and how faulting, intrusive, and volcanic activity have affected the targeted sedimentary rocks. Electrical geophysical methods such as IP and CSAMT are designed to measure the presence of alteration and mineralization that may be associated with gold. In Carlin-type gold systems, these include pyrite, clay alteration, silicification, and graphite. These data assist geologists in targeting future drilling and interpreting the existing drilling database in the subsurface.

At the time of this writing, the Company has news released a summary image of the gravity data (See Company news release dated Nov 2, 2020), but the IP survey is still being processed and the CSAMT survey is still underway.

Elder Creek Project

In May, 2018, Timberline entered into a Purchase and Sale Agreement with America’s Gold Exploration Inc. (AGEI) to purchase the latter’s rights, title and interest in, to, and under the Elder Creek Joint Venture (JV Agreement) with a subsidiary of McEwen Mining (McEwen) in regards to the Elder Creek Project. On August 14, 2018, we finalized the acquisition of the Elder Creek property as part of a two-property acquisition from Americas Gold Exploration Inc. The Elder Creek property is located in northern Nevada, 8 miles west-northwest of Battle Mountain in Lander and Humboldt Counties immediately west of Battle Mountain (see figure below). The project lies within the Battle Mountain mining district, covers approximately 9,600 acres (15 miles square) and includes 583 unpatented lode mining claims.

The underlying Elder Creek JV with McEwen granted Timberline the right to earn up to a total of 65% ownership in two stages for total expenditure of $5.1M over 6 years by December 31, 2023. Upon completion of the 65% earn-in expenditures, if McEwen elected to participate, the parties would form a joint venture, and each party would contribute to further exploration spending according to their ownership interest. If McEwen declined to participate at 65%, the agreement included industry-standard dilution to a 2% NSR royalty.

Following acquisition of the project from AGEI in mid-2018, Timberline completed a NI43-101 Technical Report on the Elder Creek Copper-Gold Project providing a comprehensive description of the project. In 2018 and 2019, the Company tested two priority copper-gold targets by completing 10 km of IP surveys, seven RC drill holes totaling 5,290 ft (1,613m), and one core hole drilled to a depth of 1,497 ft (456 m). The geophysical anomalies suggested the presence of extensive sulfides, which was later confirmed by drilling that encountered abundant disseminated sulfides and local structurally-controlled semi-massive sulfides. The associated copper mineralization occurred variably as both copper oxides and sulfides along with molybdenum, silver, and variable gold.

Timberline management considered the initial geophysical and drilling program at Elder Creek to be encouraging and to validate the potential for a significant porphyry copper-gold system on the property. However, the next phases of exploration and development at Elder Creek would have been very capital intensive, so the Company sought to bring in a major company partner to farm into its rights under the agreement with McEwen Mining. As of November 2019, the search had resulted in a potential agreement with a major company. However, the proposed agreement required the consent of McEwen Mining, which was not obtained prior to the June 30, 2020 anniversary deadline for payment of holding costs. McEwen Mining was unwilling to renegotiate the agreement and consent to the assignment to a third party, therefore Timberline elected to terminate the agreement on the anniversary date.

On June 30, 2020, Timberline opted not to make the required payment of the BLM and county fees to McEwen. As a result, pursuant to the terms of the McEwen JV agreement, the agreement terminated on July 9, 2020. As a result of the termination of the agreement, operations of the Elder Creek Project reverted back to McEwen and we retain no interest. A loss of $1,218,715 was recognized for the quarter ended June 30, 2020 due to management’s decision to terminate the agreement concurrent with the non-remittance of the required payment at the end of the quarter, this to focus our exploration resources on Lookout Mountain. The entire investment in Elder Creek was expensed in fiscal 2020.

Paiute Project

The Paiute Project (formerly referred to as the ICBM Project) is located 6.5 miles due west of Battle Mountain, in the Battle Mountain Mining District, Lander and Humboldt Counties, Nevada. The property consists of 1,346 acres (2.1 square miles) on BLM-administered lands.

Timberline originally acquired the project in 2010 through acquisition of Staccato Gold, who controlled the project as a non-core asset along with the flagship Eureka Project. Staccato controlled the project through an earn-in joint venture (JV) agreement with Lac Minerals (LAC), a subsidiary of Barrick Gold. Timberline acted as operator of the project through November 2013 earning a 73.7% interest in the project, with LAC holding the remaining interest.

Historical exploration demonstrated that gold mineralization is present on the property in styles of mineralization currently being mined elsewhere in the Battle Mountain district including at the Fortitude/Phoenix complex to the south and Lone Tree to the west. An analysis of historical data led to recognition that the property also has porphyry copper-gold characteristics similar to Newmont’s nearby historical Copper Basin mine.

Although Timberline controlled the project, as a non-core asset no exploration was completed between 2010 and December, 2013. In December of 2013, Timberline and LAC entered into an agreement with Americas Gold Exploration, Inc. (AGEI) to continue exploration at the project. Under the terms of the agreement, AGEI could earn up to a 51% ownership position in the property and the joint venture by making certain exploration expenditures over a four-year period. If AGEI earned an initial 51% interest, LAC agreed to withdraw from the Joint venture in exchange for a 5% Net Proceeds royalty and to amend the agreement allowing AGEI to increase its equity interest by 19% for a total of 76.6% by making additional exploration expenditures with Timberline retaining the balance of ownership. AGEI also assumed the role as operator of the joint venture.

On August 14, 2018 Timberline finalized the re-acquisition of the property from AGEI along with the contiguous Elder Creek property as part of a two-property acquisition from AGEI. Timberline re-assumed the operator’s position in the underlying property.

The underlying JV with LAC is an earn-in agreement and as a result of previous qualifying expenditures by Timberline, AGEI and previous owners, Timberline currently controls 76.1% ownership of the project after 2018-2020 expenditures. LAC’s parent company, Barrick, is now the operator of Nevada Gold Mines (NGM), a Nevada joint venture between Barrick and Newmont. NGM operates the nearby Fortitude/Phoenix Complex and Lone Tree Mines. Terms of the continued earn-in are as follows:

•No mandatory work commitments are included;

•As operator, Timberline proposes work budgets with a 30-day option for pro-rata participation by LAC;

•If LAC chooses to not participate, ownership dilutes on a pro-rata basis (based on $300,000 earn-in for 60% of the project); and

•If diluted project equity reaches 10% or less, LAC converts to a 2% NSR royalty.

On November 28, 2018 the Company announced completion of a NI 43-101 Technical Report on the Paiute copper-gold project. The report provides a comprehensive description of the project. The Paiute Project has no known reserves, as defined under Guide 7, and the proposed program for the property is exploratory in nature.

Exploration and Mining History

The Paiute Project shares much exploration history with the Elder Creek project (see above) as they are contiguous in location. However, as unique to Paiute, Battle Mountain Gold Company and its predecessors held the Paiute property through the early 1990s and drilled nine RC holes within the current claim block. A best intercept of 100 feet (30.5 m) with 925 ppb gold was noted in their drilling.

LAC relocated the claims in late 1992 and conducted basic field work in 1993 that included geologic mapping, rock and soil sampling, and ground magnetics. In late 1994 they completed a nine-hole RC drilling program to test the main soil anomalies on the property. One drill hole reported 20 feet (6.1 m) of 0.038 opt (1.18 g/t) gold from 20 to 40 feet (6.1 - 12.2 m) that was associated with a narrow vein-like structure in the Harmony Formation.

Pathfinder Exploration joint ventured the property from LAC in early 1995 and completed infill mapping and sampling and target definition. First pass drilling intersected a 200 feet (61m) zone of 411 ppb gold in drill hole ICBM-95-1 within a quartz-actinolite-sulfide veined granodiorite stock or sill. Follow-up RC drilling by Pathfinder in 1996 was highlighted by hole 96-5 which intersected sericitized, chloritized, amphibole-rich monzonite/granodiorite porphyry with secondary biotite from 450-490 feet (137.1 – 179.8m). Mineralization within the last 15.1 feet (4.6 m) of the hole averaged 0.035 opt Au (1.24 g/t) and was accompanied by increased silicification and sulfides (chalcopyrite, pyrite, arsenopyrite).

Petrographic work by Larson (1996) identified silicified, sulfidic (pyrite, chalcopyrite), quartz/calcite veined quartz monzonite porphyry, Cambrian sandstone/quartzite (Harmony Formation) and diabase lithologies, along with a skarn dominant monzonite or granodiorite porphyry with “significant percentages of pyrite, chalcopyrite, and chalcocite”.

Geology of the Paiute Project Area

In the Paiute Project area, the Dewitt Thrust Fault places Ordovician Valmy Formation cherts and shales on top of Cambrian Harmony Formation quartz- and feldspathic-sandstones and shales, which are locally calcareous. The Harmony Formation is intruded by seven Cretaceous to Tertiary age granitic to granodioritic intrusives. An older Devonian or Ordovician diabase intrusive is exposed in the southwest part of the project and surrounding area.

At Paiute, the granitic to granodiorites intrusives occur as high-level plugs, stocks, dikes and sills. Thermal metamorphism associated with the intrusions produced hornfels, quartzite and skarn in the Harmony Formation sediments. Hydrothermal alteration associated with the intrusions consists of argillization, silicification, quartz veining/stockwork that is accompanied by zones of hydrous iron oxides as fracture fillings, disseminations, and occasional gossans. Chlorite and actinolite occur locally within quartz veins and may represent retrograde metamorphism. Quartz veining occurs throughout the project area and increases in intensity within the alteration zones.

A series of echelon structures and sub-parallel faults define a strong N 10-20° E - striking structural zone through the central part of the property that extends approximately 16,500 feet in length and up to 1,500 feet in width. This fault zone is well defined by field mapping and is the dominant northeast trending feature. Secondary northwest and north striking faults cut the northeast-striking structures. Locally, the structures are occupied by granodiorite porphyry dikes. The structures are typically altered and mineralized.

Figure 4.  Paiute Project Geology and Primary Target Areas

494000
495000
496000
4500000
4499000
4498000
N
Gold - Silver
Structural Zone
Gold
Porphyry
Target
NW
SE
Cross-Section
PCRC 19-01
PCRC-
19-02
0
500
Meters
0
1,000
2,000
Feet
Fault
Topo_USGS UTMNAD83_m
Alluvium - Undifferentiated (Qal)
Granodiorite Porphyry (Tgp)
Granodiorite Monzogranite (Tgm)
Biotite - Hornblende Monzogranite (Tmb)
Megacryst Porphyry (Km)
Monzogranite Porphyry (Kmp)
Diabase (DOdb)
Harmony Formation Sandstone (Ch)
Gold (g/t) in
Rock Samples
< 0.50
0.51 - 1.00
1.01 - 3.00
3.01 - 10.00
> 10.00
2019 DrillHoles
Historic DrillHoles
Target Areas
Au Porphyry
Au-Ag Structural Zone
Topo_USGS UTMNAD83_m
Timberline
RESOURCES
Paiute Project
Geology, Geochemistry, & Drilling
Scale: 1 inch = 833 feet
Date: 12/14/2020
Datum: NAD 1983 UTM Zone 11N
Document Name: 20200115_Paiute_Geol_Drillholes

Previous explorers of the Paiute Project have collected 1,283 soil samples and 301 rock samples in the area and analyzed many of them for 14 elements. Copper, gold, arsenic and bismuth trace element anomalies in soils and rocks occur along the N10-20°E structural zone. A north-northwesterly (N20°W)-trending zone of elevated copper and gold occurs where increased fracturing and actinolitic alteration of the rocks is spatially associated with intrusives near Pathfinder drill-hole 96-5.

Garwin (2014) described the major styles of mineralization in the Paiute area as calc-alkaline, porphyry copper-gold, and gold-bearing structurally controlled vein systems. The main gold mineralized zone on the property is coincident with the N10-20°E structural zone.

Where the rock is not oxidized, fresh disseminated and vein pyrite is pervasive throughout the project area. Pyrite is the most abundant sulfide and occurs within the bleached zones coincident with alteration and structural zones. Pyrrhotite is nearly as abundant as pyrite and occurs both within and adjacent to alteration and structural zones. Arsenopyrite appears to be closely related to alteration and occurs only within the alteration zones.

2018-2019 Timberline Exploration

Exploration expenditures for FY 2018 were limited to geological field reviews, rock grab sampling and assays to characterize surface mineral showings. In addition, an application was submitted to the BLM, with receipt thereafter, of an approved Notice of Intent (NOI) to allow disturbance related to construction of drill roads and pads. The BLM approved the application and the property is fully permitted for road construction and drilling. Work during FY2019 included continued data compilation and review in preparation for drilling planned for FY2020.

Paiute Project Activity during Fiscal Year 2020:

Drilling at Paiute was initiated in the 1st quarter of FY2020, and with assay results announced on January 16, 2020 for our first two drill holes. Drilling intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone (Figure 4, Table 3). Both RC holes were terminated in hard, silicified and mineralized rock.

Hole PCRC 19-01 intercepted 125 feet (38 m) grading 0.012 opt (0.36 g/t) gold with associated pyrrhotite-pyrite-arsenopyrite in silicified, metamorphosed arkosic sandstone (see Table 3). The hole bottomed in 160 ft (49 m) of silicified granodiorite porphyry. The previously identified 2 km-long gold “Lone Tree-type” structural zone (Figure 4) remains largely untested below the 500 feet (152m) depth of historic drilling and is entirely untested over an interval of approximately 500 meters along the trend of the zone. The structural zone includes surface rock chip samples which previously returned multiple values greater than 1.0 g/t of gold including two samples over 0.322 opt (10 g/t) gold and one sample with 1.38 opt (42.9 g/t) gold and 16.9 opt (527 g/t) silver (see Company news release dated May 24, 2018 at http://timberlineresources.co/press-releases).

Table 3.  2019 Drill Hole Assay Results

Drill Hole	From (feet)	To (feet)	Interval (feet)	From (meters)	To (meters)	Interval (meters)	Au (g/t)	Ag (g/t)	As (ppm)	Ba (ppm)	S (%)
PCRC19-01	295	420	125	89.9	128.0	38.1	0.356	0.4	673	266	1.5
including:	340	420	80	103.6	128.0	24.4	0.442	0.5	968	185	1.9
PCRC19-02	0	710 (TD)	710	0.0	216.4	216.4	0.271	0.5	72	849	0.3
including:	0	40	40	0.0	12.2	12.2	0.606	0.9	292	648	0.0
	110	140	30	33.5	42.7	9.1	0.488	0.5	43	872	0.1
	150	230	80	45.7	70.1	24.4	0.514	0.4	27	1123	0.2
	190	215	25	57.9	65.5	7.6	1.123	0.6	12	1280	0.2
	280	390	110	85.3	118.9	33.5	0.359	0.3	39	720	0.2
	490	500	10	149.4	152.4	3.0	0.511	0.1	30	1070	0.2
	525	545	20	160.0	166.1	6.1	0.340	0.2	20	598	0.3
	610	640	30	185.9	195.1	9.1	0.400	1.0	33	1023	0.8
	685	710	25	208.8	216.4	7.6	0.478	0.8	38	680	0.6
*True thickness of drill intercepts is unknown. **TD: drill hole total depth

PCRC 19-02 twinned and deepened historical hole ICBM-95-06, which intercepted gold mineralization within highly silica-altered, sulfide-poor (trace – 1% pyrite) granodiorite porphyry. The hole intercepted multiple zones of gold mineralization in granodiorite porphyry and metamorphosed arkosic sandstone, including 40 ft (12 m) of 0.020 opt (0.61 g/t) gold, 80 ft (24 m) of 0.016 opt (0.51 g/t) gold, 25 ft (8 m) of 0.036 opt (1.12 g/t) gold, and 25 ft (8 m) of 0.025 opt (0.48 g/t) gold over its 710 feet (216 m) length and bottomed in mineralization (Table 3). The mineralization in PCRC 19-02 expands on multiple intercepts in nearby historic holes (see Table 4). Management believes that the Paiute Project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date.

During FY 2020 year the Company also acquired historical IP and magnetic geophysical survey data to further guide future drill targeting of the under-tested structural zone and largely un-tested porphyry gold targets.

Table 4.  Summary of Historic Porphyry-Hosted Drilling Gold Assay Results

Drill Hole	From (feet)	To (feet)	Interval (feet)	From (meters)	To (meters)	Interval (meters)	Au (g/t)
ICBM 95-1	260	295	35	79.2	89.9	10.7	0.831
	320	350	30	97.5	106.7	9.1	0.552
	385	460	75	117.3	140.2	22.9	0.462
ICBM 96-3	45	65		13.7	19.8	6.1	0.431
	345	370	25	105.2	112.8	7.6	0.497
	405	415	10	123.4	126.5	3.0	1.000
	480	580	100	146.3	176.8	30.5	0.962
ICBM 96-3C	221	246	25	67.4	75.0	7.6	0.626
	455	465	10	138.7	141.7	3.0	1.276
	475	505	30	144.8	153.9	9.1	0.609
	996	1001	5	303.6	305.1	1.5	3.655
ICBM 96-4	340	370	30	103.6	112.8	9.1	0.683
ICBM 96-5	90	100	10	27.4	30.5	3.0	0.741
	320	350	30	97.5	106.7	9.1	0.377
	575	590	15	175.3	179.8	4.6	1.501
3899	10	180	170	3.0	54.9	51.8	0.695
3632	0	100	100	0.0	30.5	30.5	0.945
	350	400	50	106.7	121.9	15.2	0.55
4062	30	60	30	9.1	18.3	9.1	0.460
	220	260	40	67.1	79.2	12.2	0.644
4006	95	145	50	29.0	44.2	15.2	0.483
	280	300	20	85.3	91.4	6.1	0.948
3206	210	280	70	64.0	85.3	21.3	0.493

Seven Troughs Project

During the year ended September 30, 2012, we announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. Our acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. We have the option to purchase one-half of the NSR production royalty for $1 million.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century. We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs. Since acquiring the property, we have compiled historical mine workings data and completed limited geologic mapping, and geochemical sampling within the district. The Company conducted no significant work on the ground during FY 2020.

Wolfpack Gold Properties

With the acquisition of Wolfpack Gold (“WPG”), we acquired nine mineral properties in Nevada and one in California. We conducted a due diligence review on each property, including organization of the historical data and review of exploration work completed to-date. As of September 30, 2020, only claims on one property (Trail) have been retained, as they are contiguous with our Eureka project.

In 2017, we sold our property and royalty interests in various unpatented claims that were under lease to Pershing Gold. In addition, we sold various other royalty interests that WPG had retained through previous transactions in four other properties.

Summary

Fiscal year 2020 has seen a strong improvement in the gold price from $1,500 to $1,800 per ounce at year end (including a period during which gold traded above $2,000 per ounce). We believe the global economic environment and monetary climate continue to favor an improving gold price for the foreseeable future. While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects and take advantage of the current gold price and market volatility.

During fiscal year 2020, we executed on an accretive financing that provided for the advancement of our flagship Eureka Project as well as improvements in our team and corporate infrastructure. At the time of this writing, we are still in the midst of reporting results from the fiscal year 2020 exploration program. The partial drill results and geophysical data already announced indicate the potential for significant advancement of the project through expansion of known mineralization and emerging new target areas. We believe that our management and our board of directors have been strengthened during the year and that the team possesses the knowledge and experience to evaluate and take advantage of financing and strategic opportunities and to provide for the advancement of the Company’s several projects

Overview of Regulatory, Economic and Environmental Issues

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

Gold, silver, and copper are mined in a wide variety of ways, both in open pit and underground mines. Open pit mines require the gold deposit to be relatively close to the surface. These surface mineable deposits tend to be lower grade (such as 0.01-0.03 opt gold) and are mined using large, costly earth moving equipment, usually at very high tonnages per day. Modern open pit mines are typically very large excavations that require extensive engineering, planning, reclamation, and permitting.

Some open pit operations for gold in which the ores have bene oxidized involve heap leaching as a metallurgical method to remove the gold. Heap leaching involves stacking the ore on pads which are lined with an impenetrable under-surface, then sprinkling the ore with a weak cyanide solution to extract the gold. The gold-impregnated solution is collected and the gold recovered through further processing. Most new gold discoveries contain ores that are not suitable for heap leach processing. Often this is because the gold is associated with sulfide minerals such as pyrite. Extensive metallurgical testing is required to determine the optimum method for treating such ores, but sulfide ore deposits almost always require complex milling and processing plants.

Underground metal mines generally involve higher-grade ore bodies. Less tonnage is mined underground, and generally the higher-grade ore is processed in a mill or other refining facility. An underground mine may have much less visual impact on the land, but the mine design is complex and requires intensive study and careful engineering.

Gold processing plants often generate tailings (the residual material left behind after recovery of the gold-bearing minerals), which require permitted and engineered disposal facilities or tailings ponds. Mines and processing plants also often require extensive water treatment, which again will necessitate extensive interaction with the community and regulators during permitting

Capital costs for mine, mill, and tailings pond construction can, depending upon the size of the operation, run into the hundreds of millions of dollars. These costs are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced. Metals prices are set on a worldwide market and are not controlled by the operators of the mine. Changes in currency values or exchange rates can also impact metals prices. Changes in metals prices or operating costs can have a huge impact on the economic viability of a mining operation.

Environmental protection and remediation are increasingly important parts of mineral economics. Estimated future costs of reclamation or restoration of mined land are based principally on legal and regulatory requirements. Reclamation of affected areas after mining operations may cost millions of dollars. Often governmental permitting agencies are requiring multi-million-dollar bonds from mining companies prior to granting mining permits, to ensure that reclamation takes place. All environmental mitigation tends to decrease profitability of the mining operation, but these expenses are recognized as a cost of doing business by modern mining and exploration companies.

Mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations follow applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

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

We intend to focus on exploration and discovery of mineral resources. If we are successful, the ore bodies discovered will be attractive to production companies, or we will potentially bring the ore bodies to production ourselves. The mining industry, like agriculture, is a fundamental component of modern industrial society, and minerals of all sorts are needed to maintain our way of life. If we are successful in finding an economic ore body, be it gold or silver, sufficient value is expected to be created to reward our shareholders and allow for all production and reclamation expenses to be paid ourselves or by the actual producer to whom we convey, assign, or joint venture the project.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2020, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Company’s exploration operations received no notices, citations, or orders during the year pertaining to health and safety violations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the trading symbol “TLRS”. Our common stock also trades on the TSX-V in Canada under the trading symbol “TBR”. Our common stock was listed and traded on the NYSE MKT exchange under the trading symbol “TLR” until February 15, 2016 when we voluntarily de-listed from the NYSE MKT and began trading on the OTCQB market on February 16, 2016. The high and low sale prices for our common stock as quoted on the OTCQB and the TSX-V were as follows:

	OTCQB(US$)		TSX-V (CDN$)
Period(1)	High	Low	High	Low

2020
First Quarter	$0.11	$0.02	$0.14	$0.06
Second Quarter	$0.08	$0.04	$0.10	$0.06
Third Quarter	$0.27	$0.04	$0.34	$0.09
Fourth Quarter	$0.38	$0.18	$0.44	$0.33

2019
First Quarter	$0.13	$0.06	$0.12	$0.08
Second Quarter	$0.08	$0.03	$0.11	$0.08
Third Quarter	$0.11	$0.06	$0.13	$0.10
Fourth Quarter	$0.10	$0.06	$0.11	$0.09

2018
First Quarter	$0.25	$0.13	$0.30	$0.17
Second Quarter	$0.15	$0.06	$0.21	$0.08
Third Quarter	$0.15	$0.07	$0.19	$0.10
Fourth Quarter	$0.11	$0.01	$0.13	$0.07

(1) Quarters indicate calendar year quarters.

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On September 30, 2020, the closing sale price for our common stock was USD$0.23 on the OTCQB and CDN$0.315 on September 30, 2020 on the TSX-V.

As of January 13, 2020, we had 113,025,224 shares of common stock issued and outstanding and approximately 800 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

On August 31, 2006, our Board of Directors approved an amendment to the Timberline Resources Corporation 2005 Stock Incentive Plan (the “Amended 2005 Plan”) for the purposes of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the original 2005 plan from 62,500 shares to 229,167 shares and allowing “Ten Percent Shareholders” (as defined in the Amended 2005 Plan) to participate in the plan on the same basis of any other participant. The Amended 2005 Plan was approved by a vote of shareholders at our Annual Meeting of Shareholders on September 22, 2006.

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

On August 24, 2015, our Board of Directors approved the 2015 Stock and Incentive Plan, subject to our Stockholders’ approval. The purpose of the 2015 Stock and Incentive Plan is to promote our interests and our Stockholders’ interests by aiding us in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of ensuring the future success of our Company. On September 24, 2015, our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan in which the Company’s executive officers and directors are participants. This plan replaces our 2005 Stock Incentive Plan, as amended. The aggregate number of shares that may be issued under all stock-based awards made under the 2015 Stock and Incentive Plan is 4 million shares of our common stock.

On December 1, 2018, shareholders approved the new 2018 Incentive Plan. The 2018 Incentive Plan replaced our 2015 Stock and Incentive Plan. Concurrent with the approval of the 2018 Incentive Plan, the 2015 Stock and Incentive Plan was withdrawn for the purposes of issuing new options or equity incentives. There are 8,000,000 Timberline shares issuable under the 2018 Incentive Plan.

Equity Compensation Plans

The following summary information is presented as of September 30, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,400,000(1)	$0.09	2,600,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	5,400,000(1)	$0.09	2,600,000

(1) See “Stock Incentive Plans,” above.

There were no options exercised during the years ended September 30, 2020 and September 30, 2019.

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

Overview

We are an exploration company, using tried and proven methods to search for gold, silver, and other metals as become indicated, on properties located in the State of Nevada in the Western United States.  Our significant properties consist of our Eureka Projects (Lookout Mountain, Windfall, Oswego and other targets) in the Battle Mountain - Eureka Trend located in the North-Central portion of the state, and the Seven Troughs Project, located in the Northwest portion of the state.

We raised funds to acquire these properties through private placements of our common stock and warrants with investors, through debt placements, and through joint venture arrangements with other mining exploration and development companies in our business sector. Our business plans employ strategies to locate and analyze gold and silver properties to determine the existence, quantity and quality of mineral deposits and advance those deposits for the benefit of our shareholders. We may seek to develop those properties ourselves or engage larger mining companies to purchase, develop, joint venture and otherwise exploit the properties for the purpose of production of these discovered precious metals.

During the fiscal year ended September 30, 2020, we accomplished the following:

1.We announced and closed two private placements of units of our equity for a total of $4,198,000 cash;

2.We paid off approximately $428,500 of outstanding debt and the interest that accrued thereon;

3.We issued shares for exercise of warrants for a total of approximately $248,000;

4.We added a qualified person to the Board of Directors;

5.We granted stock options to the Board members and to officers;

6.We extended the terms of the $300,000 Senior Note Payable for an additional three years to January 20, 2023;

7.We drilled a long interval of copper-silver porphyry-style mineralization in the initial test of the Morning Glory Hill target at our Elder Creek Project in the Battle Mountain district of Nevada (announced January 8, 2020) (The Elder Creek project was subsequently terminated due to our inability to pay the required holding costs, coupled with the joint venture partner’s refusal to renegotiate the agreement to bring in another partner on the property);

8.We confirmed the presence of structural-hosted gold and porphyry-hosted gold on our Paiute Project in the Battle Mountain district of Nevada (announced January 16, 2020);

9.We completed core relogging and geologic modelling of high-grade gold mineralization at the Lookout Mountain Deposit;

10.The Lookout Mountain LLC agreement was terminated, with PM&G resigning from the joint venture as a result of not meeting the minimum earn-in investment requirements; and

11.We initiated a significant exploration program of drilling, geology, and geophysics on our flagship Eureka Project that will extend into FY 2021.

Exploration Plans and Budgets

Our exploration focus during fiscal 2020 was on the Elder Creek, Paiute and Eureka Projects.

Elder Creek Project:

Timberline management considered the initial geophysical and drilling program at Elder Creek to be encouraging and to validate the potential for a significant porphyry copper-gold system on the property. However, the next phases of exploration and development at Elder Creek would have been very capital intensive, so the Company sought to bring in a major company partner to farm into its rights under the agreement with McEwen Mining. As of November 2019, the search had resulted in a potential agreement with a major company. However, the proposed agreement required the consent of McEwen Mining, which was not obtained prior to the June 30, 2020 anniversary deadline for payment of holding costs. McEwen Mining was unwilling to renegotiate the agreement and consent to the assignment to a third party, therefore Timberline elected to terminate the agreement on the anniversary date.

On June 30, 2020, Timberline opted not to make the required payment of the BLM and county fees to McEwen. As a result, pursuant to the terms of the McEwen JV agreement, the agreement terminated on July 9, 2020. As a result of the termination of the agreement, operations of the Elder Creek Project reverted back to McEwen and we retain no interest. A loss of $1,218,715 was recognized for the quarter ended June 30, 2020 due to management’s decision to terminate the agreement concurrent with the non-remittance of the required payment at the end of the quarter, this to focus our exploration resources on Lookout Mountain. The entire investment in Elder Creek was expensed in fiscal 2020.

Paiute Project:

On January 16, 2020, we announced that our first two drill holes at the Paiute Project in the Battle Mountain district of Nevada intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone. Both RC holes were terminated in hard, silicified and mineralized rock. Timberline currently owns approximately 76% of the Paiute project in a joint venture with Nevada Gold Mines.

During the fiscal year, we also acquired historical IP and magnetic geophysical survey data to guide future drilling of the largely untested structural zone and porphyry gold targets. Timberline management believes that the Paiute Project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date combined with the geological and geophysical targets remaining to be tested.

Eureka Project:

On July 11, 2019, we entered into a definitive agreement to form a joint venture with PM & Gold Mines, Inc. whereby the JV Partners formed a limited liability company to conduct operations on the Company’s Lookout Mountain Project, a substantial portion of the larger Eureka property. PM&G had the right to earn an initial 51% interest in the project, by expending $6 million on exploration and development over a 2-year period. The joint venture was terminated with PM&G resigning as a result of not meeting the minimum earn-in investment requirements.

During the fiscal year ended September 30, 2020, we completed re-logging of all project drill core and advanced our understanding of the project geologic model and high-grade gold mineralization in the historic pit area. Furthermore, an amendment to the Plan of Operations work plan was completed and approved by the Bureau of Land Management. The amendment permitted 249 additional drill sites in the historic pit area, and for drill expansion of the resource area to the north and east of the pit. We remitted an additional $246,013 of reclamation bond fees to the BLM in preparation for drilling at the Lookout Mountain target in late FY2020 and FY2021.

Based on the extensive relogging and new geological work on the high-grade zone, Company geologists developed an initial drill plan to further advance the Lookout Mountain Target. This plan included approximately 8,000 ft (>In addition, in-fill RC drilling was designed to target gaps in the existing resource drilling, as well as offset and confirm historic drill intercepts from rotary and RC drilling.

Subsequent to the end of FY2020, the drill program at Lookout Mountain was completed in December 2020. Drilling completed in the program included twelve RC holes totaling 8,000 ft (2,438m) and three core holes totaling 4,478 ft (1,365 m). Assay results received to-date include those from only the RC drill holes of the 2020 program. These holes comprise 1,219m, or approximately 50% of the 2,400m RC program.

We also initiated a major program of geophysical exploration at the beginning of FY2021. This geophysical work is aimed primarily at improving our understanding of the major structures that control the historic gold occurrences and future exploration targets. The derived data will assist our geologists in targeting future drilling and interpreting the existing drilling database in the subsurface.

Our private placement in August 2020, which added $3,598,000 cash to our coffers, will drive near-term exploration activities during which we anticipate advancements that will in turn drive additional cash raising activities and further exploration activities. We expect total exploration expenses for fiscal year 2021 to be at least $2,000,000, significantly higher than levels we have been able to maintain in recent years.

Results of Operations for Years Ended September 30, 2020 and 2019

Consolidated Results

	Year Ended September 30,
	2020	2019
Exploration expenses:
Eureka/Lookout Mountain, net of non-cash expenses	$907,777	$721,914
Other exploration properties	-	199
Total exploration expenditures	$907,777	$722,113
Non-cash expenses:
Abandonment of Elder Creek and Talapoosa	$1,218,715	$48,500
Stock option and stock issuance expense	161,100	5,000
Depreciation, amortization, and accretion	97,065	108,152
Gain on change in ARO estimate	(83,050)	-
Loss on extinguishment of debt	195,611	-
Total non-cash expenses	$1,589,441	$161,652
Operating expenses paid in cash:
Salaries and benefits, net of non-cash expenses	$227,240	$174,811
Professional fees expense	172,362	267,100
Other general and administrative expenses	334,193	246,708
Interest and other (income) expense, net of non-cash expenses	146,078	84,899
Income tax provision (benefit)	-	-
Net loss	$3,377,091	$1,657,283

Our consolidated net loss for the fiscal year ended September 30, 2020 increased significantly from the prior year, primarily as a result of the non-cash costs in fiscal year 2020 related to the abandonment of the Elder Creek property compared with a much smaller abandonment of claims in fiscal 2019. We also issued more stock options to officers and directors in fiscal 2020 than we did in fiscal 2019, and incurred a loss on extinguishment of debt in fiscal 2020 that had not occurred in fiscal 2019. These were partially offset by a gain on change in ARO estimate. We increased our exploration expenditures in 2020 as a result of exploration programs at our Eureka, Elder Creek and Paiute properties. Professional fees expenses were lower as a result of decreased utilization of legal professionals during fiscal 2020. Other expenses for fiscal 2020 were generally consistent with the prior year. We may increase the level of general and administrative expenses as we now have funds to perform marketing, investor relations and other tasks that we have minimized out of necessity to conserve cash during fiscal 2020 and 2019. We expect our Salaries and benefits to increase in fiscal 2021 as we have taken on a new position of VP-Exploration. We will also focus our resources on the advancement of our Eureka Project in the fiscal year ending September 30, 2021.

Financial Condition and Liquidity

At September 30, 2020, we had assets of $16,886,921, consisting of cash of $2,520,726; property, mineral rights and equipment, net of depreciation, of $13,807,655, reclamation bonds of $538,696, and other assets in the amount of $19,844.

On September 30, 2020, we had total liabilities of $792,085 and total assets of $16,886,921. This compares to total liabilities of $1,123,229 and total assets of $15,505,141 on September 30, 2019. As of September 30, 2020, our liabilities consist of $112,615 for asset retirement obligations, $300,000 of senior unsecured notes payable – related party, net of discount, and $236,978 of trade payables and accrued liabilities and $142,492 interest payable to a related party. Of these liabilities, $379,470 are due within 12 months. The decrease in liabilities compared to September 30, 2019 is largely due to payments on the payment obligation and senior unsecured note payable as we were able to apply funds raised during fiscal 2020. We also experienced an increase in interest payable to a related party on the senior note payable and a decrease in the asset retirement obligation as a result of our evaluation of acres disturbed and estimates of credit-adjusted risk-free rates and estimated reclamation costs as a result of our exploration activities. Other liabilities were affected positively or negatively by individual small changes in other components of liabilities. The increase in total current assets was due to an increase in cash as a result of a private placement shortly before the end of the fiscal year, offset by a decrease in a receivable from a related company as they remitted cash for expenses we had paid for on that company’s behalf in anticipation of it receiving funding, which occurred subsequent to the end of the fiscal 2019 year.

On September 30, 2020, we had working capital of $2,155,400 and stockholders’ equity of $16,094,836 compared to negative working capital of $206,378 and stockholders’ equity of $14,381,912 for the year ended September 30, 2019. Working capital experienced a favorable change because of an increase in cash from the private placement, reduced by payments against the payment obligation and payroll, benefits and taxes.

During the fiscal year ended September 30, 2020, we used cash from operating activities of $1,606,489, compared to $1,451,279 used for fiscal 2019. There was a net loss of $3,377,091 for fiscal 2020 compared to a net loss of $1,657,283 for fiscal 2019. The causal factors are disclosed above in the comparative table. At the end of fiscal 2020, we have accumulated approximately $49.6 million and $19.9 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. Federal net operating losses of $44.8 million will expire in various amounts from 2024 through 2038, while $4.8 million do not expire. The state net operating loss will expire in fiscal years ending September 30, 2021 through September 30, 2040.

During the fiscal year ended September 30, 2020, cash of $78,939 was provided by investment activities, compared with cash used of $32,178 in fiscal 2019. During fiscal 2020, we paid $33,000 to purchase mineral properties, while receiving $110,487 for lease payments to us for company-owned mineral properties, $205,194 for advance from Lookout Mountain LLC and $29,770 of cash acquired upon obtaining control of Lookout Mountain LLC, and $233,512 to increase reclamation bonds. During fiscal 2019, we paid $72,715 to purchase mineral properties, while receiving $102,791 for lease payments to us for company-owned mineral properties.

During the fiscal year ended September 30, 2020, cash of $4,017,519 was provided by financing activities, compared to cash of $1,339,122 provided during the fiscal year ended September 30, 2019. For the fiscal year ended September 30, 2020, cash of $4,198,000 was provided through the sale of stock and warrants, net of offering costs, $248,052 was provided from exercise of warrants, reduced by $178,533 paid on the payment obligation and $250,000 paid on a senior unsecured note payable. This compares to cash of $1,109,395 provided through the sale of stock and warrants, net of offering costs, $250,000 was provided from a senior unsecured note payable and associated warrants, reduced by $20,273 paid on the payment obligation for the fiscal year ended September 30, 2019.

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

Prior to the close of fiscal 2020, we closed on a private placement of our common stock and warrants to generate $3,598,000 cash, a portion of which was used to reduce debt obligation of $428,533 together with interest thereon. At September 30, 2020, we had working capital of $2,155,400. We have approximately $379,470 outstanding in current liabilities and a cash balance of approximately $2,520,726. As of the date of this Annual Report on Form 10-K, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2020 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We plan, as funding allows, to follow up on our positive drill results on our Eureka and Paiute Projects. Principally, we plan to execute drilling as part of the ongoing exploration program at Eureka. Also, subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.

We will require additional funding and/or reductions in exploration and administrative expenditures in future periods. Given current economic conditions, we cannot provide assurance that necessary financing transactions will be available on terms acceptable to us, or at all. Without additional financing, we would have to curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures, and maintain our primary mineral properties. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing activities

Private Placements:

On October 23, 2019, we closed a private placement offering with accredited investors for 7,500,000 units of the Company at a price of US$0.08 per unit, for total proceeds to us of $600,000. Each unit consisted of one share of common stock of the Company and one-half common share purchase Class J warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of our common stock at a price of US$0.12 per share until the warrant expiration date of October 15, 2024. As a result, 7,500,000 shares of our common stock and 3,750,000 Warrants were issued, and 3,750,000 shares of common stock were reserved for issuance pursuant to Warrant exercises. A director of the Company, William Matlack, participated in the offering and subscribed for 7,125,000 units. The Warrants comprised in Mr. Matlack’s units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any Warrant exercise if such exercise would cause him to beneficially own or control 20% or more of our issued and outstanding common shares.

On August 17, 2020, we closed a private placement offering with accredited investors for 33,636,364 units of the Company at a price of US$0.11 per unit, for total proceeds to us of $3,700,000. Each unit consisted of one share of common stock of the Company and one common share purchase Class L Warrant, with each warrant exercisable to acquire an additional share of our common stock at a price of US$0.20 per share until the warrant expiration date of August 15, 2023. We incurred total costs of $102,000 related to this financing. As a result of this placement, 33,636,364 shares of our common stock and 33,636,364 warrants were issued and 33,636,364 shares of common stock were reserved for issuance pursuant to warrant exercises. Two directors of the Company, William Matlack and Steven Osterberg, participated in the offering and subscribed for 909,091 units for total proceeds of $100,000. The warrants comprised in Mr. Matlack’s units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any warrant exercise if such exercise would cause him to beneficially own or control 20% or more of our issued and outstanding common shares.

The private placement offerings were completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended, solely to persons who qualified as accredited investors. Subscribers who were resident in Canada were required to qualify as accredited investors under Canadian National Instrument 45-106 Prospectus Exemptions.

Senior Unsecured Note Payable:

On October 4, 2019, we entered into an agreement with the holder of the Senior unsecured note payable, a related party, to extend the due date of the note for a period of three years to mature on January 20, 2023, with the terms of the original note staying the same. The Series F Warrants that had been issued with the original note were cancelled and replaced with 4,000,000 Series K Warrants. These Warrants were issued solely in relation to the extension of the note, with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. We accounted for the change in terms of this Senior unsecured note payable as a debt modification in accordance with ASC 470.

The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of amendment were estimated at $227,600 and $57,100, respectively. The unamortized discount related to the Series F warrants was $25,111 at the time of the amendment. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on extinguishment of debt of $195,611 in the quarter ended December 31, 2019 for fiscal 2020. At September 30, 2020, the note payable was $300,000, with all discounts fully amortized.

The Senior unsecured note payable is senior to all other debt. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on these notes. No such payments have been made by the Company to the lender, and the holder has provided a waiver of default on the Note that would otherwise exist due to these non-payments.

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

September 30, 2020 and 2019

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm50

Consolidated balance sheets51

Consolidated statements of operations52

Consolidated statements of changes in stockholders’ equity53

Consolidated statements of cash flows54

Notes to consolidated financial statements55-67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Timberline Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception. This factor raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's independent auditor since 2006.

/DeCoria, Maichel & Teague, P.S./

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

January 13, 2021

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$2,520,726	$30,757
Prepaid expenses and other current assets	14,144	21,132
Account receivable	-	118,525
TOTAL CURRENT ASSETS	2,534,870	170,414

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 3)	13,807,655	15,023,843

OTHER ASSETS:
Reclamation bonds	538,696	305,184
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	310,884

TOTAL ASSETS	$16,886,921	$15,505,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$173,981	$103,485
Accrued expenses	39,440	113,192
Accrued interest – related party	142,492	83,107
Accrued payroll, benefits and taxes	23,557	24,038
Payment obligation, current	-	52,970
TOTAL CURRENT LIABILITIES	379,470	376,792

LONG-TERM LIABILITIES:
Asset retirement obligation	112,615	168,619
Payment obligation, noncurrent	-	125,563
Senior unsecured note payable – related party - net of discount (NOTE 6)	300,000	452,255
TOTAL LONG-TERM LIABILITIES	412,615	746,437

TOTAL LIABILITIES	792,085	1,123,229

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5 and 11)	-	-

STOCKHOLDERS' EQUITY: (NOTE 9)
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 112,075,224 and 67,395,260 shares issued and outstanding, respectively	112,075	67,395
Additional paid-in capital	79,613,593	74,568,258
Accumulated deficit	(63,630,832)	(60,253,741)
TOTAL STOCKHOLDERS' EQUITY	16,094,836	14,381,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,886,921	$15,505,141

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended
	September 30,
	2020	2019

OPERATING EXPENSES:
Mineral exploration	$932,208	$722,113
Abandonment of mineral rights	1,218,715	48,500
Salaries and benefits	299,340	174,811
Professional fees	172,362	272,100
Insurance	95,579	92,474
Gain on change in ARO estimate	(83,050)	-
Other general and administrative	327,614	154,234
TOTAL OPERATING EXPENSES	2,962,768	1,464,232

LOSS FROM OPERATIONS	(2,962,768)	(1,464,232)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss) and other	(863)	(51)
Interest expense	(35,965)	(9,436)
Interest expense – related party	(181,884)	(183,564)
Loss on debt modification – related party	(195,611)	-
TOTAL OTHER INCOME (EXPENSE)	(414,323)	(193,051)

LOSS BEFORE INCOME TAXES	(3,377,091)	(1,657,283)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(3,377,091)	$(1,657,283)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.03)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	78,725,630	62,482,406

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2018	53,527,819	$53,528	$73,197,430	$(58,596,458)	$14,654,500

Common stock and warrants issued for cash, net	13,867,441	13,867	1,095,528	-	1,109,395
Stock based compensation	-	-	5,000	-	5,000
Warrants issued to AGEI for joint venture	-	-	176,000	-	176,000
Warrants issued with debt	-	-	94,300	-	94,300
Net loss	-	-	-	(1,657,283)	(1,657,283)
Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912

Common stock and warrants issued for cash, net	41,136,364	41,137	4,156,863	-	4,198,000
Common stock issued for exercise of warrants	3,543,600	3,543	244,509	-	248,052
Stock based compensation	-	-	161,100	-	161,100
Warrants issued for debt modification	-	-	170,500	-	170,500
Net assets acquired upon obtaining control of LM LLC (see note 3)	-	-	312,363	-	312,363
Net loss	-	-	-	(3,377,091)	(3,377,091)
Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$(63,630,832)	$16,094,836

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,377,091)	$(1,657,283)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	161,100	5,000
Abandonment of mineral rights	1,218,715	48,500
Accretion of asset retirement obligation	24,431	8,031
Gain on change in ARO estimate	(83,050)	-
Loss on debt modification – related party	195,611	-
Amortization of discount on senior unsecured notes payable	72,634	100,121
Changes in assets and liabilities:
Prepaid expenses and other current assets	6,988	23,650
Account receivable	118,525	(118,525)
Accounts payable	70,496	(6,649)
Accrued expenses	(14,367)	154,133
Accrued payroll, benefits, and taxes	(481)	(8,257)
Net cash used by operating activities	(1,606,489)	(1,451,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(33,000)	(72,715)
Proceeds from lease of mineral rights	110,487	102,791
Reclamation bonds	(233,512)	2,102
Advance receive from LM LLC prior to acquisition	205,194	-
Cash acquired upon obtaining control of LM LLC	29,770	-
Net cash provided by investing activities	78,939	32,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	4,198,000	1,109,395
Proceeds from exercise of warrants	248,052	-
Payment on payment obligation	(178,533)	(20,273)
Proceeds from senior unsecured note payable – related party	-	250,000
Payment on senior unsecured note payable – related party	(250,000)	-
Net cash provided by financing activities	4,017,519	1,339,122

Net increase (decrease) in cash and cash equivalents	2,489,969	(79,979)

CASH AT BEGINNING OF YEAR	30,757	110,736

CASH AT END OF YEAR	$2,520,726	$30,757

Supplemental disclosure of cash flow information:

Cash paid for interest	$96,816	13,562

Non-cash financing and investing activities:
Net assets acquired upon obtaining control of LM LLC	$312,363	$-
Warrants issued for mineral rights	$-	$176,000
Warrants issued with senior unsecured notes payable	$-	$94,300

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company has sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives And Hedging - Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity.  The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s debt disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

c. Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions. Lookout Mountain LLC has been consolidated beginning with that business’s balances and financial transactions as of July 29, 2020 (see Note 3).

d. Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

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

At September 30, 2020 and 2019, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including senior unsecured notes payable and the payment obligation, approximate fair value at September 30, 2020 and 2019.

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

j. Accounting for Investments in Joint Ventures – Accounting Standards Codification (“ASC”) 321 Investments – Equity Securities provides guidance for equity interests that meet the definition of an equity security, as well as other equity interests (such as investments in partnerships, unincorporated joint ventures, and limited liability companies) that are required to be accounted for like equity securities under ASC 321. The term “equity interest” refers to all equity instruments within the scope of ASC 321. Under ASC 321, all equity investments are to be accounted for at fair value.  However, there is a measurement alternative for those investments without readily determinable fair values. As required by ASC 321-10-35-2, the appropriate method for investments without a readily determinable fair value is cost less impairment. The Company has no investments accounted for under the equity method, which has been discontinued by the ASC.

The Company recognizes as income funds that are received from distributions from net accumulated earnings of the joint venture. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of a non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. The Company has no significant influence over its joint ventures, and therefore accounts for its investment using the cost less impairment basis.

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

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

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

m. Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP. This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. An ARO asset is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain Target on its Eureka Project, and its Paiute Project (see Note 7).

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

o. Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2020 and 2019, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

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

q, Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and outstanding securities as of September 30, 2020 and 2019 is as follows:

	2020	2019
Stock options	5,400,000	3,280,000
Warrants	75,634,670	49,057,408
Total potential dilution	81,034,670	52,337,408

At September 30, 2020 and 2019, the effect of the Company’s common stock equivalents would have been anti-dilutive.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 3 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights, equipment and accumulated depreciation at September 30, 2020 and 2019:

	Expected Useful Lives (years)	2020	2019

Mineral rights – Eureka	-	$13,701,178	$13,703,651
Mineral rights – Elder Creek	-	-	1,218,715
Mineral rights – Other	-	55,000	50,000
Total mineral rights		13,756,178	14,972,366

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,807,655	$15,023,843

Depreciation expense for the years ended September 30, 2020 and 2019, was $0 for each period.

During the year ended September 30, 2020, the Company recognized an abandonment expense of $1,218,715 relating to the Elder Creek property for which the Company elected to not make required claims fee payments to McEwen Mining. See the discussion of Elder Creek below.

During the year ended September 30, 2019, the Company recognized an abandonment expense of $48,500 relating to two patented mining claims upon which the Company had ceased making advance royalty payments on.

Management and the Board of Directors has determined that certain payments received by the Company from a third party in two of the Company’s leases beginning in August 2017, which had been held and not recorded or deposited pending an expected resolution of circumstances relating to two historical leases at the Company’s Eureka property, should be deposited into the Company’s accounts. The total amount of these payments received for the year ended September 30, 2020 and September 30, 2019 was $110,487 and $102,791, respectively. Monthly payments in the amount of approximately $8,700 are expected to continue to be received, recorded and deposited until the situation concerning the leases is resolved. These receipts are recorded as a reduction to mineral rights.

Elder Creek:

Management sought, but was unable to bring in a major company partner to farm into its rights under the agreement with McEwen Mining. A proposed agreement required the consent of McEwen Mining, which was not obtained prior to the June 30, 2020 anniversary deadline for payment of holding costs. McEwen Mining was unwilling to renegotiate the agreement and consent to the assignment to a third party, and due to the Company’s inability and unwillingness to raise additional funds at significantly higher interest rates to pay for the ongoing claims fees, Timberline elected to terminate the agreement on the anniversary date. The Company recognized a loss on abandonment of $1,218,715, which was the carrying value of the mineral rights.

Lookout Mountain, LLC:

On May 9, 2019, the Company entered into a non-binding Letter of Intent to form a Limited Liability Company (the “Agreement”) with PM & Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold Project. A final Agreement received regulatory approval from the TSX Venture Exchange on July 27, 2019. PM&G is a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The parties executed a binding definitive Limited Liability Company Agreement (the “LLC” and the “LLC Agreement”) effective June 28, 2019 following completion of business and technical due diligence.

The LLC Agreement called for PM&G to fund exploration and development activities in two stages for an earned equity in the project. Timberline contributed certain claims that constitute the Lookout Mountain Target and adjacent historical Oswego Mine area to the limited liability company in exchange for its ownership position. Timberline was to manage the project at least through Stage I of investment. PM&G was to retain the right to manage all Stage II activities with or without Timberline’s participation.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

Concurrent with completion of the Agreement, PM&G also participated in a private placement and acquired 3,367,441 shares, or 4.99%, of Timberline’s common shares, for a total of $269,395. Additionally, 3,367,441 warrants were issued with an exercise price of $0.14, expiring on March 22, 2022 (see Note 9). The placement included the right of PM&G to maintain its position in Timberline by pro-rata participation in future financings. The initial interests in the LLC were 51% PM&G and 49% Timberline, subject to PM&G’s contribution to the LLC in the form of an earn-in. Timberline would manage the project through at least the initial stage of investment at which PM&G vested at 51% ownership. PM&G retained the right to manage all subsequent activities with or without Timberline’s participation. The Company accounted for its investment in the LLC on the cost less impairment basis.

PM&G’s contribution to the LLC was to be earned-in as follows:

•Stage I - PM&G would earn 51% of the LLC in consideration of incurring exploration expenditures of $6 million dollars, $3 million in year one and another $3 million in year two, to be directed toward advance of the low-grade oxide and high-grade oxide and refractory mineralization over a two-year period. The primary focus of the expenditure would seek to identify any near-term production potential (oxide/high-grade mineralization). This exploration would also test expansion of both high-grade and oxide mineralization outside the defined resource. The plan and effort had been developed and agreed upon through a joint management committee appointed by the Company and PM&G.

•Stage II - There were additional terms included in the LLC Agreement for PM&G to earn a 70% interest, for Timberline to participate at 49% in future expenditures, and for Timberline to participate at 30% at a further-advanced stage.

None of the Stage II or further options reached fruition as PM&G did not meet its minimum contribution requirement to earn or maintain its ownership position in Stage I. During the first year of the Agreement, PM&G remitted $755,605 toward the required contribution, well short of the $3,000,000 due by June 28, 2020. The Company gave the required 30-day written notice of the shortfall, to which PM&G did not respond. As a result, effective July 29, 2020, PM&G resigned under terms of the Agreement, forfeiting its rights and interests under the Agreement. At July 29, 2020, the Company became the 100% owner of the LLC and all PM&G ownership was forfeited.

Due to the change in ownership and the transfer to the Company of all management and approval responsibilities, the Company began consolidating all balance sheet and expense transactions into its consolidated financial statements as of July 29, 2020. Due to the status of the Company’s investment, Management determined that the acquisition of the remaining portion of the LLC should be accounted for as a transaction between companies under common control.   As a result, the assets of the LLC were recognized in the consolidated financial statements at their net book value upon acquisition date. The net book values of LLC’s net assets consisted of the following on July 29, 2020:

Net Asset Value on July 29, 2020
Cash	$29,770
Advance to the Company	205,194
Mineral properties	7,637,403
Net Assets	7,872,367

Eliminated upon consolidation:
Investment in LM LLC	(7,354,810)
Advance from LM LLC	(205,194)
$312,363

The total net asset value of $312,363 was recognized as an increase in additional paid in capital.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 4 – RELATED-PARTY TRANSACTIONS:

Mr. William Matlack was appointed to the Company’s Board of Directors on October 29, 2019. Mr. Matlack was the holder of the Unsecured senior notes payable totaling $550,000 ($452,255 net of unamortized discounts), plus interest accrued totaling $83,107 at September 30, 2019. During fiscal 2020, $250,000 of the notes was repaid together with $60,851 of interest accrued thereon. In conjunction with his appointment to the Board, he was issued 100,000 stock options to acquire shares of common stock of the Company. At September 30, 2020, the Company owed Mr. Matlack $300,000 plus $142,492 of accrued interest.

During the year ended September 30, 2020, two directors participated in a private placement offering of units of the Company, purchasing 909,091 units for total proceeds of $100,000. Each Unit was priced at $0.11 and consisted of one share of common stock of the Company and one common share Class L Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.20 per share until August 15, 2023. The participation of the directors of the Company in this private placement was on the same terms as other investors in the private placement offering. The Board of Directors approved the insiders’ participation in the private placement.

NOTE 5 – PAYMENT OBLIGATION:

On September 12, 2017, the Company entered into an agreement (the “Payment Agreement”) with a creditor (the “Creditor”) to pay by way of a payment plan an existing obligation of $250,000 (the “Payment Obligation”) related to a potential corporate transaction in 2015 that was not completed. Pursuant to the Payment Agreement, the Company agreed to pay the Payment Obligation to the Creditor, including interest, on or before September 12, 2020. Interest accrued on the unpaid principal amount of the Payment Obligation at the prime rate, as such rate may change from time to time, plus 3% per annum. The Company agreed to pay the Creditor 5% of the gross proceeds of any funds raised, whether through equity sales, debt offerings, or sales of assets. If the gross proceeds of any equity financing are at least $1 million, then the Company agreed to also commence monthly installment payments of $10,000 until the Payment Obligation is paid.

During the year ended September 30, 2019, the Company paid $30,000 including interest of $9,728. At September 30, 2019, an additional cash payment of $52,970 was due to the Creditor, representing 5% of the private placements of $80,000, $160,000 and $269,395 respectively and 5% on the two Senior unsecured notes payable totaling $550,000. On December 30, 2019, the Company entered into Addendum 1 to the Payment Agreement under which Creditor has agreed to waive a default condition in consideration of a $5,000 fee and a payment of $12,500 relating to the second Senior unsecured note of $250,000.

On August 17, 2020, the Company closed a private placement and paid all amounts due under the terms of the Payment Obligation, including the delinquent amounts. A total of $158,176, including interest of $7,937, was remitted to satisfy the obligation. The balance of the Payment Obligation was $0 and $178,533 at September 30, 2020 and 2019, respectively.

NOTE 6 – SENIOR UNSECURED NOTES PAYABLE:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder who became a director and related-party on October 29, 2019 (the “Lender”). Lender loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and the principal and accrued interest would have become due for repayment on January 20, 2020, but could have been repaid early without penalty. Pursuant to the terms of the loan agreement, the Company issued to the Lender 3,265,500 non-transferrable Series F Warrants to purchase common shares of the Company. The exercise price of the warrants was $0.09, and the warrants contained a provision restricting their exercise in the event any such exercise would cause the Lender to own 10% or more of the Company’s outstanding common shares. The relative fair value of the warrants issued in connection with the senior unsecured note was estimated at $110,900, based upon a total fair value as calculated by a Black-Scholes option-pricing model.

On October 4, 2019, the Company entered into an agreement with the Lender to extend the due date of the note for a period of three years to mature on January 20, 2023, with the same terms as the original note. The Series F Warrants were cancelled and replaced with 4,000,000 Series K Warrants issued solely in relation to the extension of the note, with expiration at February 1, 2023 and an exercise price of $0.08. As a result of the extension of the due date, this note has been included in long-term debt on the Company’s consolidated balance sheet. The Company accounted for the change in terms of this Senior unsecured note payable as a debt modification.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

The fair value of the Series K Warrants issued in connection with the extension of the senior unsecured note and the fair value of the Series F Warrants at the date of amendment were estimated at $227,600 and $57,100, respectively, based upon fair values as calculated by a Black-Scholes option-pricing model using the following assumptions:

	Series K Warrants Issued October 4, 2019	Series F Warrants Canceled October 4, 2019
Expected volatility	147.20%	147.20%
Stock price on date of grant	$0.07	$0.07
Exercise price	$0.08	$0.09
Expected dividends	-	-
Expected term (in years)	3.333	3.333
Risk-free rate	1.34%	1.34%
Expected forfeiture rate	0%	0%

The unamortized discount related to the Series F warrants was $25,111 at the time of the amendment. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on extinguishment of debt of $195,611 in the year ended September 30, 2020.

At September 30, 2020, the note payable was $300,000, with all of the discount fully amortized. At September 30, 2019, the note payable was $274,889, which is net of the unamortized discount of $25,111.

On May 8, 2019, the Company entered into a separate loan agreement and promissory note with the Lender. Under the loan agreement, the Lender loaned the Company $250,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan was unsecured and the principal and accrued interest would become due for repayment on November 7, 2020, but may be repaid early without penalty.

Pursuant to the terms of the May 8, 2019 loan agreement, the Company issued to the Lender 3,543,600 non-transferrable Series I Warrants to purchase common shares of the Company. The exercise price of the warrants is $0.07, with a term of eighteen months. The relative fair value of the warrants issued in connection with this senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a discount of the note in the fiscal year ended September 30, 2020.

Warrants Issued During the Year Ended September 30, 2019
Expected volatility	138.5%
Stock price on date of the note	$0.07
Exercise price	$0.07
Expected dividends	-
Expected term (in years)	1.5
Risk-free rate	2.26%
Expected forfeiture rate	0%

On September 4, 2020, the Company paid the May 8, 2019 note in full, together with $60,851 of accrued interest for a total of $310,851. The unamortized discount of $25,136 was expensed concurrent with the payoff of the loan. At September 30, 2019, the note payable was $177,366, net of the unamortized discount of $72,634.

The accrued interest on the two senior unsecured notes payable was $142,492 and $83,107 at September 30, 2020 and September 30, 2019, respectively. Interest expense related to the senior unsecured notes payable to this related party was $120,237 and $73,704 for the fiscal years ended September 30, 2020 and 2019, respectively.

The $300,000 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2020. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note, which did not occur with the August 17, 2020 private placement. The Lender has provided a waiver of default on the Note that would otherwise exist due to a non-payment under this contract term for the note.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 7 – ASSET RETIREMENT OBLIGATION:

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the new estimate of the asset retirement obligation, the Company used a credit-adjusted risk-free interest rate of 8% and a projected mine life of 15 years.

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its mineral properties are as follows:

	2020	2019
Beginning balance	$168,619	$160,588
Change in ARO estimate	(80,435)	-
Accretion expense	24,431	8,031
Ending balance	$112,615	$168,619

In the fourth quarter of 2020, Management updated the ARO at Lookout Mountain to reflect the actual disturbed acres from exploration activities and actual reclamation work performed to date. The updated estimate of undiscounted costs of approximately $234,119 is an increase from the $200,000 in the previous estimate. However, the ARO liability decreased by $80,435 as a result of changes in the estimated acres disturbed, estimated timing of costs, estimated costs to perform the reclamation work and the impact of discounting the costs to present value.  The ARO related to the changes described above were discounted using a credit adjusted, risk-free interest rate of 5.0%.

NOTE 8 – INCOME TAXES:

At September 30, 2020 and 2019, the Company did not record a tax provision or benefit.

At September 30, 2020 and 2019, the Company had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes. As the Company’s management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2020 and 2019.

The components of the Company’s deferred taxes at September 30, 2020 and 2019 are as follows:

Timberline Resources Corp.	2020	2019
Net deferred tax assets:
Exploration costs	$190,000	$32,000
Investments in subsidiaries	184,000	184,000
Share-based compensation	1,460,000	1,452,000
Alternative minimum tax credit carryforwards	-	2,000
Foreign income tax credit carryforwards	-	697,000
Federal and state net operating loss carryforwards	11,408,000	10,792,000
Foreign net operating loss carryforwards	1,736,000	1,736,000
Total deferred tax asset	14,978,000	14,895,000
Valuation allowance	(14,978,000)	(14,895,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(2,302,000)	$(2,290,000)
Exploration costs	479,000	572,000
Federal and state net operating loss carryforwards	3,871,000	3,597,000
Total deferred tax asset	2,048,000	1,879,000
Valuation allowance	(2,048,000)	(1,879,000)
Net deferred tax asset	$-	$-

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

The federal income taxes of the Company’s wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s Canadian subsidiary, Staccato Gold Resources Ltd.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit.

The CARES Act increases the amount of business interest expense that may be deducted for tax years beginning in 2019 and 2020 by computing the section 163(j) limitation. The CARES Act generally limits a taxpayer’s business interest deductions for a taxable year to the sum of: (1) 50% of the taxpayer’s adjusted taxable income for that year, (2) its business interest income and (3) floor plan financing interest. Any interest expense not deductible under 163(j) for any affected year may be carried forward without limitation. The Company does not expect that the change in the section 163(j) provision of the CARES Act would result in a material cash effect.

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax loss for the following reasons:

	2020	2019

Net Loss	$(3,377,000)	$(1,657,000)
Statutory Federal income tax rate	24.5%	24.5%
Expected income tax benefit based on statutory rate	(827,000)	(406,000)
Effect of state taxes	51,000	56,000
Expiration of foreign tax credit	697,000	-
Taxable loss from unconsolidated entity	(46,000)	-
Change in valuation allowance	252,000	77,000
Prior year change in estimates	(127,000)	273,000
Income tax provision	$-	$-

At September 30, 2020, the Company had total federal net operating loss carryforwards of approximately $49.6 million, of which $44.8 million expire in fiscal years ending September 30, 2024 through September 30, 2038. Federal net operating loss carryforwards of $4.8 million will not expire. State net operating losses total approximately $19.9 million and will expire in fiscal years ending September 30, 2021 through September 30, 2040.

BH Minerals has total federal net operating loss carryforwards of approximately $18.4 million, of which $15.8 million expire in fiscal years ending September 30, 2025 through September 30, 2038. Federal net operating loss carryforwards of $2.6 million will not expire.

At September 30, 2020, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

At September 30, 2020, $697,000 of foreign tax credit carryforwards expired.

The Company has not identified any unrecognized tax benefits. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. Fiscal years 2017 through 2020 remain subject to examination by state and federal tax authorities. The Company has reviewed its tax returns and believes the Company has not taken any unsubstantiated tax positions.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation. The equity placement activities during the year ended September 30, 2020 did not give rise to an ownership change under Section 382.

As a result of previous acquisitions, the Company acquired approximately $15,000,000 of federal net operating loss carryovers that are limited by Code Section 382. As of September 30, 2020, the Company has not determined if any other losses are limited by IRS Code Section 382.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

NOTE 9 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Private Placements

On October 18, 2018 and December 3, 2018, the Company closed two tranches of a private placement offering of 7,500,000 units of the Company at a price of $0.08 per unit for net proceeds of $600,000. Each unit in the offering consisted of one share of common stock of the Company and one Class E Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until the warrant expiration date of October 29, 2021.

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

On July 28, 2019, in connection with the Lookout Mountain LLC Agreement, the Company issued 3,367,441 units of the Company at a price of $0.08 to PM&G for cash proceeds to the Company of $269,395. Each unit of the offering consists of one share of common stock of the Company and one common share purchase Class H warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.14 per share until March 30, 2022. As a result, 3,367,441 shares of the Company’s common stock and 3,367,441 Warrants were issued.

On October 23, 2019, the Company closed a private placement offering with accredited investors for 7,500,000 units of the Company at a price of US$0.08 per unit, for total proceeds to the Company of $600,000. Each unit consisted of one share of common stock of the Company and one-half common share purchase Class J warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.12 per share until the warrant expiration date of October 15, 2024. As a result, 7,500,000 shares of common stock of the Company and 3,750,000 Warrants were issued and 3,750,000 shares of common stock were reserved for issuance pursuant to Warrant exercises. A director of the Company, William Matlack, participated in the offering and subscribed for 7,125,000 units. The Warrants comprised in Mr. Matlack’s units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any Warrant exercise if such exercise would cause him to beneficially own or control 20% or more of the issued and outstanding common shares of Timberline.

On August 17, 2020, the Company closed a private placement offering with accredited investors for 33,636,364 units of the Company at a price of US$0.11 per unit, for total proceeds to the Company of $3,700,000. Each unit consisted of one share of common stock of the Company and one common share purchase Class L Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.20 per share until the warrant expiration date of August 15, 2023. The Company incurred total costs of $102,000 related to this financing. As a result, 33,636,364 shares of common stock of the Company and 33,636,364 warrants were issued and 33,636,364 shares of common stock were reserved for issuance pursuant to warrant exercises. Two directors of the Company, William Matlack and Steven Osterberg, participated in the offering and subscribed for 909,091 units for total proceeds of $100,000. The warrants comprised in Mr. Matlack’s units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any warrant exercise if such exercise would cause him to beneficially own or control 20% or more of the issued and outstanding common shares of Timberline.

Warrants

During the fiscal year ended September 30, 2020, 37,386,362 warrants were issued pursuant to two separate private placement offerings. In addition, 4,000,000 warrants were issued and 3,265,500 warrants were canceled as part of the restructure of a senior unsecured debt financing (See Note 6. A total of 3,543,600 warrants were exercised. Total warrants of 8,000,000 and 9,960,006 expired during the fiscal years ended September 30, 2020 and 2019, respectively. There were 75,634,670 and 49,057,408 warrants outstanding as of September 30, 2020 and 2019, respectively.

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

The relative fair value of the warrants issued in connection with the extended senior unsecured note was estimated at $94,300, based upon a total fair value as calculated by a Black-Scholes option-pricing model. Fair values of warrants issued with equity transactions was recorded as recorded to Additional paid-in capital. The valuation model used the following inputs:

	Warrants Issued During the Year Ended September 30, 2020	Warrants Issued During the Year Ended September 30, 2019
Expected volatility	147.2% - 171.6%	138.5%
Stock price on date of the note	$0.07 - $0.11	$0.07
Exercise price	$0.08 - $0.20	$0.07
Expected dividends	-	-
Expected term (in years)	3.0 -3.333	1.5
Risk-free rate	0.667% - 1.34%	2.26%
Expected forfeiture rate	0%	0%

The following is a summary of warrants as of September 30, 2020:

	Shares	Exercise Price ($)	Expiration Date
Class B Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2018	8,000,000	0.40	January 31, 2020
Outstanding and exercisable at September 30, 2019	8,000,000
Expired January 31, 2020	(8,000,000)
Outstanding and exercisable at September 30, 2020	-
Class C Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2018	2,880,867	0.45	October 31, 2022
Outstanding and exercisable at September 30, 2019	2,880,867
Outstanding and exercisable at September 30, 2020	2,880,867
Class D Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2018	7,500,000	0.14	April 30, 2021
Outstanding and exercisable at September 30, 2019	7,500,000
Outstanding and exercisable at September 30, 2020	7,500,000
Class D-2 Warrants: (Issued for Mineral Property Purchase)
Outstanding and exercisable at September 30, 2018	5,000,000	0.24	May 23, 2021
Outstanding and exercisable at September 30, 2019	5,000,000
Outstanding and exercisable at September 30, 2020	5,000,000
Class E Warrants: (Issued for Private Placement)
Warrants Issued November 9, 2018	7,500,000	0.14	October 29, 2021
Outstanding and exercisable at September 30, 2019	7,500,000
Outstanding and exercisable at September 30, 2020	7,500,000
Class F Warrants: (Issued for Unsecured Senior Note)
Outstanding and exercisable at September 30, 2018	3,265,500	0.09	February 1, 2023
Outstanding and exercisable at September 30, 2019	3,265,500
Exchanged for Series K warrants	(3,265,500)
Outstanding and exercisable at September 30, 2020	-
Class G Warrants: (Issued for Mineral Property Purchase)
Warrants Issued December 18, 2018	5,000,000	0.14	December 18, 2021
Outstanding and exercisable at September 30, 2019	5,000,000
Outstanding and exercisable at September 30, 2020	5,000,000
Class H Warrants: (Issued for Private Placement)
Warrants Issued March 21, 2019	3,000,000	0.14	March 22, 2022
Warrants Issued July 25, 2019	3,367,441
Outstanding and exercisable at September 30, 2019	6,367,441
Outstanding and exercisable at September 30, 2020	6,367,441
Class I Warrants: (Issued for Unsecured Note Payable)
Warrants Issued May 8, 2019	3,543,600	0.07	November 7, 2020
Outstanding and exercisable at September 30, 2019	3,543,600
Exercised	(3,543,600)
Outstanding and exercisable at September 30, 2020	-
Class J Warrants: (Issued for Private Placement)
Warrants Issued October 15, 2019	3,750,000	0.12	October 15, 2024

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

Outstanding and exercisable at September 30, 2020	3,750,000
Class K Warrants: (Issued for Extension of Unsecured Note Payable)
Warrants Issued January 20, 2020 in exchange for Series F warrants	4,000,000	0.08	January 20, 2023
Outstanding and exercisable at September 30, 2020	4,000,000
Class L Warrants: (Issued for Private Placement)
Warrants Issued August 15, 2020	33,636,362	0.20	August 15, 2023
Outstanding and exercisable at September 30, 2020	33,636,362

Warrants outstanding and weighted average exercise price at September 30, 2020	75,634,670	0.18

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There is no preferred stock issued as of September 30, 2020 and 2019.

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

On January 17, 2019, the Company granted to the Chief Financial Officer stock options to acquire 100,000 shares of the Company’s common stock. The options vested immediately and are exercisable at a price of $0.10 per common share for a period of five years from the date of the grant.

On October 29, 2019, the Company granted to directors and management stock options to acquire an aggregate of 2,450,000 shares of the Company’s common stock. The options vested immediately and are exercisable at a price of $0.08 per common share for a period of five years from the date of the grant. Also, on October 29, 2019, in connection with his appointment to the Board of Directors, Mr. Matlack was granted 100,000 options to acquire shares of the Company’s common stock. The options have an exercise price of $0.08 per share, vested immediately, and have a term of five years.

The fair value of the option awards is measured on the date of the issuance with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted During the Year Ended September 30, 2020	Options Granted During the Year Ended September 30, 2019
Expected volatility	149.5%	137.4%
Stock price on date of grant	$ 0.07	$ 0.06
Exercise price	$ 0.08	$ 0.10
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	1.66%	2.46%
Expected forfeiture rate	0%	0%

Timberline Resources Corporation

Notes to the Consolidated Financial Statements

Total compensation expense recognized for option awards was $161,100 and $5,000 for the years ended September 30, 2020 and 2019, respectively. The cost of options granted to employees is recorded as salaries and benefits, and the cost of options granted to directors and consultants is recorded as other general and administrative expenses. The total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Fiscal year ended September 30,
	2020	2019
Salaries and benefits	$72,100	$-
Other general and administrative expenses	89,000	5,000
Total	$161,100	$5,000

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan, the 2015 Stock and Incentive Plan and the 2018 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2018	3,280,000	$0.26
Granted	100,000	0.10
Expired	(100,000)	(0.10)
Outstanding at September 30, 2019	3,280,000	0.26
Granted	2,550,000	0.08
Expired	(430,000)	(0.43)
Outstanding and exercisable at September 30, 2020	5,400,000	$0.09

Weighted average fair value of options granted during the fiscal year ended September 30, 2020		$0.06
Average remaining contractual term of options outstanding and exercisable at September 30, 2020 (years)		2.92
Intrinsic value of options outstanding and exercisable at September 30, 2020		$506,000

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total approximately $209,449 per year in the future.

Real Estate Lease Commitments

At September 30, 2020, the Company had real estate lease commitments for certain mineral properties totaling $72,000 annually. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

NOTE 12 – SUBSEQUENT EVENTS:

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.27 in conjunction with the appointment of Patrick Highsmith as CEO (750,000 options), Mr. Steven Osterberg as VP-Exploration (250,000 options), and addition of Mr. Quinton Hennigh to the Board of Directors (100,000 options). All options vested immediately.

Between November 18, 2020 and December 15, 2020, three nonrelated-party holders of Class D Warrants exercised a total of 950,000 warrants for $0.14 per share and received 950,000 shares of the Company’s common stock for total cash proceeds of $133,000 to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2020, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer. He is well-versed in internal control environments, having implemented, documented and tested multiple control environments over the 15 years and has served as a CFO in publicly-traded companies for 19 years. The offices of Principal Executive Officer and Principal

Financial Officer have remained separate. The Company has two employees, and management has concluded that minimal staffing continues to inhibit the effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of January 10, 2021.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Patrick Highsmith(1)	President & Chief Executive Officer and Director	Mining Executive, Geologist & Geochemist	October 8, 2020	53
Steven Osterberg(2)	VP- Exploration and Director, former President & Chief Executive Officer and Director	VP – Exploration, Geologist	February 1, 2012	60
Ted R. Sharp	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Founder and Owner of Sharp Executive Associates, Inc., Certified Public Accountant	September 10, 2018	64
Leigh Freeman(4)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	72
Paul Dircksen(4)	Director	Geologist, Director	September 22, 2006	75
Donald McDowell	VP Corporate Development and Director	President of Americas Gold Exploration Inc.	June 21, 2018	62
David C. Mathewson(4)	Director	Geologist	June 21, 2018	76
William Matlack	Director	Geologist	October 29, 2019	66
Quinton Hennigh(3)(4)	Director	PhD Geology & Geochemistry	September 14, 2020	54

1)Mr. Highsmith was appointed President and Chief Executive Officer on October 8, 2020, and was appointed to the Board of Directors on January 1, 2021.

2)Mr. Osterberg was appointed VP- Exploration on October 8, 2020, was former President and Chief Executive Officer appointed on January 19, 2016 and resigned from those positions on October 8, 2020.

3)Mr. Hennigh was appointed to our Board of Directors on September 14, 2020.

4)“Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.

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

Paul Dircksen – Director

Mr. Dircksen has over 50 years of experience in the mining and exploration industry, serving in executive, managerial, and technical roles at several companies. He has been a director since January 2006 and was our Vice President of Business Development and Technical Services from January 1, 2015 through December 2016. Mr. Dircksen was our Vice President of Exploration from May 2006 to January 2012, our Executive Chairman from September 2009 to August 2014. He was our President and Chief Executive Officer from March 2011 to December 2014. Working in the United States and internationally, he has a strong technical background, serving as a team member on nine successful gold projects. From 2013 to the present, Mr. Dircksen serves as a director of Avrupa Minerals. From January 2005 to May 2006, he was self-employed as a consulting geologist until joining Timberline Resources. Mr. Dircksen was the president of Brett Resources from January 2004 to December 2004, and prior to that, from January 2003 to December 2003, he was President of Bravo Venture Group, a junior exploration company. During 2002, he was self-employed as an independent mineral geologist. Between 1987 and 2001, Mr. Dircksen was Senior Vice-President of Exploration for Orvana Minerals Corp. From 1978 to 1986, he served as a geologist for Bunker Hill Company, and from 1968 to 1977, he served as the exploration and project geologist for Nevada-focused Cordex Exploration. He holds an M.S. in Geology from the Mackay School of Mines at the University of Nevada.

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

Quinton Hennigh - Director

Dr. Hennigh began his career in gold exploration after obtaining his PhD in Geology/Geochemistry from the Colorado School of Mines. He is Chairman and President of Novo Resources Corp, an emerging gold producer in Australia. His notable project involvements include First Mining Gold’s Springpole alkaline gold deposit in Ontario, Kirkland Lake Gold’s acquisition of the Fosterville gold mine in Australia, the Rattlesnake Hills alkaline gold deposit in Wyoming, and Lion One’s Tuvatu alkaline gold project on Fiji, among others.

 For the following reasons the Board concluded that Mr. Hennigh should serve as a director of the Company, in light of its business and structure. Mr. Hennigh’s technical and management experience in mining and mineral exploration enables him to provide operating and management insight to the Board. Further, his training and experience as a geologist and geochemist allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

Patrick Highsmith - President, Chief Executive Officer and Director

Mr. Highsmith has more than 30 years of international experience including operational, exploration and business development roles with major companies such as Newmont Mining, BHP, Rio Tinto, and Fortescue Metals Group. He also has co-founded, and/or acted as a director or senior executive in several junior companies. His junior company pedigree includes Canadian listed companies such as: Lithium One, Bellhaven Copper & Gold, Pure Energy Minerals, Idaho Champion Gold Mines, and FireFox Gold, for whom he is co-founder and chairman of the board. Mr. Highsmith has been involved with several significant discoveries and helped add value to those projects through various stages of economic advancement, partnerships, joint ventures, or sales. He has a long history with Dr. Hennigh (a recent addition to the Company’s Board of Directors), Chairman Leigh Freeman, as well as the outgoing CEO, Steven Osterberg. Patrick holds degrees in Geological Engineering and Economic Geology (Geochemistry) from the Colorado School of Mines. He has specialized technical expertise in gold, copper, and lithium exploration. Mr. Highsmith was appointed to the Board effective January 1, 2021.

For the following reasons the Board concluded that Mr. Highsmith should serve as a director of the Company, in light of its business and structure. Mr. Highsmith’s technical and management experience in mining and mineral exploration enables him to provide operating and management insight to the Board. Further, his training and experience as a geological engineer allow him to bring technical expertise to the Board as a director. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

Donald McDowell – VP-Corporate Development and Director

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

David C. Mathewson - Director

Mr. Dave Mathewson is a geologist-explorer with over 50 years of exploration experience, primarily focused in Nevada. Between June 2016 and June 2019, he was Vice-President and Head of Exploration at U.S. Gold Corp. He is also self-employed since 2001 as owner and manager of Nevada Gold Ventures, LLC. Mr. Mathewson was head of Newmont’s Nevada Rain District exploration team from 1992 through 1994, making discoveries including Tess, Northwest Rain, Saddle and South Emigrant in the Rain mining district of Nevada. From 1995 through 2001 Mr. Mathewson managed Newmont’s Great Basin and Carlin Trend programs making important deposit extension discoveries at Newmont's Gold Quarry and Mike deposits. Mr. Mathewson was a founder, Director, and Vice President of Exploration from 2009 to 2014 at Gold Standard Ventures. He earned his BSc degree in geology from St Lawrence Univ., NY, his MSc degree in geology from the University of Idaho and completed PhD classwork studies, but not his dissertation, at New Mexico Institute of Mining and Technology.

For the following reasons the Board concluded that Mr. Mathewson should serve as a director of the Company, in light of its business and structure. Mr. Mathewson’s extensive management experience in mineral exploration companies and background in mineral projects, including directing the successful South Eureka project Lookout Mountain deposit high-grade discoveries for Staccato Gold Resources, Ltd in 2005 through 2007, enable him to provide operating and leadership insights to the Board as a director. Further, his experience as a geologist with other exploration and mining companies in the State of Nevada allow him to bring technical expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

William Matlack - Director

On October 29, 2019, our Board of Directors appointed Mr. Matlack as a director of the Company. Mr. Matlack is a veteran geologist over a 20-year career in the mining industry, working primarily with Santa Fe Pacific Gold Corp. (now Newmont Mining) and Gold Fields. Mr. Matlack was involved in the exploration and development of several world-class gold discoveries in Nevada and California. Later, he was an equity research analyst in metals & mining with Citigroup and BMO Capital Markets, and an investment banker in metals & mining with Scarsdale Equities. He was interim CEO and a director of Klondex Mines Limited during its transformation from an explorer to gold producer in Nevada.

For the following reasons the Board concluded that Mr. Matlack should serve as a director of the Company, in light of its business and structure. Mr. Matlack holds the Accredited Director designation, ICSA Canada. He is financially literate by virtue of his background as a metals & mining equity research analyst. His extensive geological, and management experience in mineral exploration companies, and background in gold exploration and development projects enable him to provide operating and leadership insights to the Board. These skills were determined to be valuable to the Board, as the Company’s primary assets are exploration-stage properties.

Steven Osterberg – VP-Exploration and Director, former President, Chief Executive Officer

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

Ted R. Sharp, CPA – Chief Financial Officer

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective September 10, 2018. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since March 2006 to the present, he serves as Chief Financial Officer of Goldrich Mining Company. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. From July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, from December 2018 to April 10, 2020, he served as Chief Financial Officer of U.S. Gold Corp, a natural resource company trading on the FINRA OTCBB. From May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB. From September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Leigh Freeman (Chairman), David Mathewson. Mr. Freeman, and Mr. Mathewson each satisfy the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide. At December 27, 2020, Mr. Freeman and Mr. Mathewson are the only members of the Audit Committee.

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

Code of Business and Ethical Conduct

We have adopted a corporate Code of Business and Ethical Conduct administered by our President and Chief Executive Officer, Patrick Highsmith. We believe our Code of Business and Ethical Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our Code of Business and Ethical Conduct provides written standards that are reasonably designed to deter wrongdoing and to promote:

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

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814. We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2020, or during the subsequent period from October 1, 2020 through the date of this Form 10-K.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2020, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2020 of those persons who were, at September 30, 2020 (i) the Chief Executive Officer (Steven Osterberg), (ii) the Chief Financial Officer (Ted R. Sharp), and (iii) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(8) ($)	All Other Compensation ($)	Total ($)
Steven Osterberg, former President, Chief Executive Officer(2)	2020	150,000	-	28,841(3)	-	178,841
	2019	150,000	-	-	-	150,000
Donald McDowell, VP-Corporate Development	2020	-	-	28,841(3)	112,200(7)	141,041
	2019	-	-	-	74,550(7)	74,550
Ted R. Sharp, Chief Financial Officer	2020	-	-	9,614(4)	49,259(6)	58,873
	2019	-	-	5,000(5)	54,395(6)	59,395

(1)Mr. Patrick Highsmith was appointed President & Chief Executive Officer on October 8, 2020 and received no compensation for the fiscal year ended September 30, 2020.

(2)Mr. Osterberg was President and Chief Executive Officer, appointed on January 19, 2016, until October 8, 2020, resigned from those positions and was then appointed VP – Exploration.

(3)Includes 456,522 stock option awards, with an exercise price of $0.08 per share, which vested immediately.

(4)Includes 152,173 stock option awards, with an exercise price of $0.08 per share, which vested immediately.

(5)Includes 100,000 stock option awards, with an exercise price of $0.10 per share, which vested immediately.

(6)Mr. Sharp provides services as Chief Financial Officer under a consulting contract.

(7)Mr. McDowell provides services as VP-Corporate Development under a consulting arrangement.

(8)Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 10 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal year ended September 30, 2020 and Note 11 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal years ended September 30, 2019.

Executive Compensation Agreements

Compensation agreements for executives are on terms normal to the industry in which we operate. Each agreement is publicly available by inquiring on the Company’s filings as described in the Exhibits of Item 15, Part IV of this document.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2020. No stock appreciation rights have been awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date
Steven Osterberg	250,000 500,000 456,522	$0.40 $0.17 $0.08	7/6/2021 2/2/2023 10/29/2024

Donald McDowell	100,000 456,522	$0.10 $0.08	06/21/2023 10/29/2024

Ted R. Sharp	100,000 152,173	$0.10 $0.08	1/17/2024 10/29/2024

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2020. Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	23,073	0	0	0	23,073
Paul Dircksen	0	0	19,228	0	0	6,707(1)	25,935
Quinton Hennigh(2)	0	0	0	0	0	0	0
David Mathewson	0	0	21,150	0	0	0	21,150
William Matlack	0	0	25,546	0	0	13,400(3)	38,946

(3)Health care premium reimbursements per Mr. Dircksen’s employment letter prior to his retirement. This reimbursement agreement has no expiration date.

(2)Mr. Hennigh was appointed a director on September 14, 2020 and received no compensation during the fiscal year ended September 30, 2020.

(3)Mr. Matlack received payment for service performed in FY2018, prior to being a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of September 30, 2020, regarding the ownership of our common stock by:

•each named executive officer, each director and all of our directors and executive officers as a group; and

•each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 112,075,224 shares of common stock outstanding as of September 30, 2020. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following September 30, 2020 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066/860,217	*
Common Stock	Steve Osterberg (b)(2) President & Chief Executive Officer, Director	850,069/1,824,931	2.35%
Common Stock	Donald McDowell (b)(3) Director	10,609,200/11,031,522	17.58%
Common Stock	William Matlack (a)(7) Director	17,666,960/20,335,136	20.00%
Common Stock	Paul Dircksen (a)(4) Director	394,228/749,348	1.01%
Common Stock	Dave Mathewson (a)(5) Director	1,375,000/2,434,783	3.33%
Common Stock	Quinton Hennigh (a)(8) Director	70,000/-	*
Common Stock	Ted R. Sharp (c)(6) Chief Financial Officer	-/252,173	*

Common Stock	Total Directors and Executive Officers as a group (8 persons)	30,960,523/37,753,110	45.37%

5% STOCKHOLDERS
Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	William Matlack (a)(7) Director	17,666,960/20,335,136	20.00%
Common Stock	Americas Gold Exploration, Inc. (3) Donald McDowell 2131 Stone Hill Circle Reno, NV 89519	10,000,000/10,000,000	16.38%
Common Stock	Myrmikan Gold Fund LLC (9) Daniel Oliver Jr. 713 Silvermine Rd., New Canaan, CT 06840	3,500,000/3,500,000	6.06%
Common Stock	Condire Resource Master Partnership (10) John Bateman, 2000 McKinney Ave, Suite 2125, Dallas TX 75201	8,800,000/8,800,000	14.56%
Common Stock	Crescat Global Macro Master Fund LTD Crescat Long/Short Fund LLP Crescat Precious Metals Master Fun LTD Kevin and Linda Smith Living Trust (11) Kevin Smith, 1560 Broadway, Suite 2270, Denver, CO 80202	17,272,727/17,272,727	26.71%
Common Stock	PM&G (12) Ivan Kobayashi P.O Box 2354 Honolulu, HI 96804	3,367,441/3,667,441	5.83%

* less than 1%.

** The percentages listed for each shareholder are based on 112,075,224 shares outstanding as of September 30, 2020 and assume the exercise by that shareholder only of his entire option or warrant, exercisable within 60 days of September 30, 2020.

(a) Director only

(b) Officer and Director

(c) Officer only

(1) A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021. A vested option to purchase 200,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. A vested option to purchase 365,217 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024.

(2)  A vested option to purchase 250,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021. A vested option to purchase 500,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. A vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. This stockholder acquired units on May 4, 2018 which included 125,000 shares of common stock and 125,000 warrants to acquire one share of common stock with an exercise price of $0.08 and an expiration date of April 30, 2021. This stockholder acquired units on October 29, 2018 which included 187,500 shares of common stock and 187,500 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of October 29, 2021. This stockholder acquired units on March 22, 2019 which included 175,000 shares of common stock and 175,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022. This stockholder acquired units on August 15, 2020 which included 90,909 shares of common stock and 90,909 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023.

(3)  Mr. McDowell, a director of the Company, is the principal holder of shares of Americas Gold Exploration, Inc., owning approximately 75% of the voting securities of that company. The shares include 609,200 shares, a vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023, a vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024, and 475,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022, each held personally by Mr. McDowell. Also included are 10,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.24 per share that expire on August 14, 2021, and 10,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on December 31, 2021.

(4)  A vested option to purchase 200,000 shares was granted to this stockholder on July 6, 2016 with an exercise price of $0.40 per share and an expiration date of July 6, 2021. A vested option to purchase 200,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. A vested option to purchase 304,348 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024.

(5)  A vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023. A vested option to purchase 334,873 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. This stockholder acquired units on October 29, 2018 which included 875,000 shares of common stock and 875,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of October 29, 2021. This stockholder acquired units on March 22, 2019 which included 500,000 shares of common stock and 500,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022.

(6)  A vested option to purchase 100,000 shares was granted to this stockholder on December 31, 2018 with an exercise price of $0.10 per share and an expiration date of December 31, 2023. A vested option to purchase 152,173 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024.

(7)  A vested option to purchase 404,348 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. Includes 2,025,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on April 30, 2021, 4,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.09 per share that expire on February 1, 2021, 3,678,979 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on October 29, 2021. This stockholder acquired units on October 19, 2019 which included 7,500,000 share of common stock and 3,750,000 warrants exercisable at a price of $0.12 per share that expire on October 15, 2024. This stockholder acquired units on August 15, 2020 which included 818,181 shares of common stock and 818,181 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. Mr. Matlack’s warrants include a voluntary provision in which he is prohibited from exercising those warrants if so doing would result in ownership exceeding 20.0%, therefore, the beneficial ownership percentage for Mr. Matlack is limited to the maximum allowed by that provision.

(8) Mr. Hennigh was appointed to the Board of Directors on September 14, 2020, and as of September 30, 2020 had not been issued any equity securities.

(9) This stockholder acquired units on August 15, 2020 which included 3,500,000 shares of common stock and 3,500,000 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023.

(10) This stockholder acquired units on August 15, 2020 which included 8,800,000 shares of common stock and 8,800,000 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023.

(11) This group of affiliated stockholders acquired units on August 15, 2020 which included 17,272,727 shares of common stock and 17,272,727 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023.

(12) This stockholder acquired units on August 15, 2020 which included 3,500,000 shares of common stock and 3,500,000 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table and the footnotes thereto. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2020, except as noted below.

On October 29, 2019, William Matlack was appointed to our Board of Directors. Mr. Matlack is the lender of two senior unsecured notes payable of $300,000 and $250,000 to the Company. The notes carry an annual rate of 18%, are due on January 20, 2023 and November 7, 2020, respectively. The $250,000 note was paid in full on September 4, 2020. Mr. Matlack has waived a default condition that currently exists due to us not remitting 25% of equity and other debt financings in payment on the remaining note.

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

Director Independence

We have eight directors as of January 1, 2021, including four independent directors, as follows:

•Leigh Freeman

•Paul Dircksen

•David Mathewson

•Quinton Hennigh

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

DeCoria, Maichel & Teague P.S. was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2020.

Our financial statements have been audited by DeCoria, Maichel & Teague P.S., independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2020.

The following table sets forth information regarding the amount billed to us by our independent auditor, DeCoria, Maichel & Teague P.S. for our two fiscal years ended September 30, 2020 and 2019, respectively:

	Years Ended September 30,
	2020	2019
Audit Fees	$52,847	$45,392
Audit Related Fees	-	-
Tax Fees	8,000	8,142
All Other Fees	1,189	1,270
Total	$62,036	$54,804

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2020 and 2019 were pre-approved by the Audit Committee. The Audit Committee reviews with DeCoria, Maichel & Teague P.S. whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1. Report of Independent Registered Public Accounting Firm dated January 09, 2020.

2. Consolidated Balance Sheets—At September 30, 2020 and 2019.

3. Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended September 30, 2020 and 2019.

4. Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2020 and 2019.

5. Consolidated Statements of Cash Flows—Years ended September 30, 2020 and 2019.

6. Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibits

Exhibit	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.4	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.5	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.6	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10,2020
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8#	Form of the Series K Warrant
4.9	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
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

10.4

Assignment and Assumption Agreement dated July 19, 2007 between the Registrant and Butte Highlands Mining Company, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 24, 2007.

10.5*

Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 27, 2008.

10.6

Operating Agreement with Highland Mining, LLC, dated July 22, 2009 (Note that parts of this agreement have been redacted pursuant to a Confidential Treatment Request granted by the Commission on February 2, 2011, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on December 20, 2010.

10.7

Underwriting Agreement between the Company and Aegis Capital Corp., dated December 19, 2012, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 21, 2012.

10.8

Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated August 22, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 28, 2013.

10.9

Underwriting Agreement between the Company and Aegis Capital Corp., dated September 4, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2013.

10.10

Amendment to Lease and Option Agreement for Purchase & Sale of Dave Knight Mining Properties, dated October 25, 2013, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 29, 2013.

10.11	Letter of Intent between the Company and Wolfpack dated March 11, 2014, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014
10.12

Promissory Note dated March 14, 2014 between the Company and Wolfpack, incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2014

10.13	Deed of Trust dated March 14, 2014 between the Company and Wolfpack, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2014
10.14

Amended Letter of Intent dated April 14, 2014 between the Company and Wolfpack, incorporated by reference to the Company Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014

10.15	Arrangement Agreement dated May 6, 2014 between the Company and Wolfpack, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 15, 2014
10.16

Acknowledgement and Agreement to Be Bound to Wolfpack Gold Corp and to Seabridge Gold Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 21, 2014

10.17

Option Agreement between Timberline Resources Corp. and American Gold Capital US Inc., Gunpoint Exploration US Ltd., and Gunpoint Exploration Ltd. dated March 12, 2015, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 17, 2015

10.18*	Steven Osterberg Employment Agreement dated September 2, 2015
10.19*	Paul Dircksen Letter Agreement dated September 22, 2015
10.20*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.21	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.22	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.23	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2016
10.24	Creditor Agreement dated September 12, 2017, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 13, 2017
10.25*

Sharp Executive Associates, Inc. (Ted R. Sharp) CFO Engagement Letter dated September 10, 2018, incorporated by reference to exhibit 10.36 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 27, 2018

10.26	Lookout Mountain LLC Agreement dated June 28, 2019, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 10, 2020
10.27*	Patrick Highsmith Employment Agreement dated October 3, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
10.28*	Steven Osterberg Employment Agreement dated October 9, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:     /s/ Patrick Highsmith

Patrick Highsmith, President and Chief Executive Officer, Principal Executive Officer

Date:  January 13, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date:  January 13, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:January 13, 2021           /s/ Leigh Freeman

Leigh Freeman, Chairman of the Board of Directors

Date:January 13, 2021           /s/ Patrick Highsmith

Patrick Highsmith, Director, President and Chief Executive Officer

Date:January 13, 2021           /s/ Donald McDowell

Donald McDowell, Director, VP-Corporate Development

Date:January 13, 2021           /s/ Steven Osterberg

Steven Osterberg, Director, VP-Exploration

Date:January 13, 2021           /s/ Quinton Hennigh

Quinton Hennigh, Director

Date:January 13, 2021          /s/ Paul Dircksen

Paul Dircksen, Director

Date:January 13, 2021            /s/ David Mathewson

David Mathewson, Director

Date:January 13, 2021            /s/ William Matlack

William Matlack, Director

Date:January 13, 2021            /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer