Form 10-K/A
period 2020-09-30
Timberline Resources Corp
filed 2021-02-12
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares of Common Stock outstanding as of January 13, 2021:  113,025,224

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. See Part III.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Timberline Resources Corporation (the “Company”) for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission on January 13, 2020. Subsequent to the filing, the Company discovered that the Exhibits intended to be filed were lost in transmission.  The sole purpose of this Amendment is to include the erroneously omitted exhibits and correct the cover date for the number of shares of Common Stock outstanding, which contained a typographical error.

Except as described above, this Amendment No. 1 does not amend, modify, update, or change any other information contained in the original filing. This Amendment No. 1 speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I7

ITEM 1. DESCRIPTION OF BUSINESS7

ITEM 1A.  RISK FACTORS11

ITEM 1B. UNRESOLVED STAFF COMMENTS20

ITEM 2. DESCRIPTION OF PROPERTIES20

ITEM 3. LEGAL PROCEEDINGS39

PART II40

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

EQUITY SECURITIES40

ITEM 6. SELECTED FINANCIAL DATA42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATION42

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK47

ITEM 8. FINANCIAL STATEMENTS48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE68

ITEM 9A. CONTROLS AND PROCEDURES68

ITEM 9B. OTHER INFORMATION69

PART III70

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE70

ITEM 11. EXECUTIVE COMPENSATION74

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS76

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE79

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES80

PART IV81

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES81

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

Date:  February 11, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date:  February 11, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:  February 11, 2021               /s/ Leigh Freeman

Leigh Freeman, Chairman of the Board of Directors

Date:  February 11, 2021               /s/ Patrick Highsmith

Patrick Highsmith, Director, President and Chief Executive Officer

Date:  February 11, 2021               /s/ Donald McDowell

Donald McDowell, Director, VP-Corporate Development

Date:  February 11, 2021               /s/ Steven Osterberg

Steven Osterberg, Director, VP-Exploration

Date:  February 11, 2021               /s/ Quinton Hennigh

Quinton Hennigh, Director

Date:  February 11, 2021              /s/ Paul Dircksen

Paul Dircksen, Director

Date:  February 11, 2021                /s/ David Mathewson

David Mathewson, Director

Date:  February 11, 2021                /s/ William Matlack

William Matlack, Director

Date:  February 11, 2021                /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer