Form 10-Q
period 2020-12-31
Timberline Resources Corp
filed 2021-02-16
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yeses  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Number of shares of issuer’s common stock outstanding at February 12, 2021: 113,800,224

INDEX

Page

PART I — FINANCIAL INFORMATION5

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK23

ITEM 4. CONTROLS AND PROCEDURES24

PART II — OTHER INFORMATION25

ITEM 1. LEGAL PROCEEDINGS.25

ITEM 1A. RISK FACTORS25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.25

ITEM 4.  MINE SAFETY DISCLOSURES25

ITEM 5.  OTHER INFORMATION25

ITEM 6. EXHIBITS.26

SIGNATURES27

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

As of December 31, 2020, the pandemic had not materially impacted the Registrants’ financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2020.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of December 31, 2020, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of December 31, 2020, Timberline Resource’s available liquidity is approximately $1,155,500. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In March 2020, President Trump signed into law legislation referred to as the "Coronavirus Aid, Relief, and Economic Security Act" (the CARES Act). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of September 30, 2020, Timberline Resources had approximately $49.6 million in NOL’s, which cannot be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS (UNAUDITED):

Consolidated balance sheets6

Consolidated statements of operations7

Consolidated statements of stockholders’ equity8

Consolidated statements of cash flows9

Notes to consolidated financial statements10-14

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2020	September 30, 2020

ASSETS
CURRENT ASSETS:
Cash	$1,155,493	$2,520,726
Prepaid expenses and other current assets	63,400	14,144
TOTAL CURRENT ASSETS	1,218,893	2,534,870

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,799,465	13,807,655

OTHER ASSETS:
Reclamation bonds	538,696	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	544,396

TOTAL ASSETS	$15,562,754	$16,886,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,653	$173,981
Accrued expenses	29,898	39,440
Accrued expenses – related party	38,341	-
Accrued interest – related party	162,891	142,492
Accrued payroll, benefits and taxes	37,204	23,557
TOTAL CURRENT LIABILITIES	377,987	379,470

LONG-TERM LIABILITIES:
Asset retirement obligation	114,023	112,615
Senior unsecured note payable – related party	300,000	300,000
TOTAL LONG-TERM LIABILITIES	414,023	412,615
TOTAL LIABILITIES	792,010	792,085

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 113,025,224 and 112,075,224 shares issued and outstanding, respectively	113,025	112,075
Additional paid-in capital	79,872,664	79,613,593
Accumulated deficit	(65,214,945)	(63,630,832)
TOTAL STOCKHOLDERS' EQUITY	14,770,744	16,094,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,562,754	$16,886,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended
	December 31,
	2020	2019

OPERATING EXPENSES:
Mineral exploration	$1,176,526	$146,482
Salaries and benefits	77,657	125,290
Professional fees	74,568	68,851
Insurance expense	24,783	18,742
Other general and administrative	217,337	152,172
TOTAL OPERATING EXPENSES	1,570,871	511,537

LOSS FROM OPERATIONS	(1,570,871)	(511,537)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	7,445	18
Loss on debt modification – related party	-	(195,611)
Interest expense	-	(17,363)
Interest expense – related party	(20,687)	(40,126)
TOTAL OTHER INCOME (EXPENSE)	(13,242)	(253,082)

LOSS BEFORE INCOME TAXES	(1,584,113)	(764,619)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(1,584,113)	$(764,619)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	112,293,700	73,020,260

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$(63,630,832)	$16,094,836
Common stock issued for exercise of warrants	950,000	950	132,050	-	133,000
Stock based compensation	-	-	127,021	-	127,021
Net loss	-	-	-	(1,584,113)	(1,584,113)
Balance December 31, 2020	113,025,224	$113,025	$79,872,664	$(65,214,945)	$14,770,744

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912
Common stock and warrants issued for cash	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	161,100	-	161,100
Warrants issued for extinguishment of debt – related party	-	-	170,500	-	170,500
Net loss	-	-	-	(764,619)	(764,619)
Balance, December 31, 2019	74,895,260	74,895	75,492,358	(61,018,360)	14,548,893

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,584,113)	$(764,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	127,021	161,100
Accretion of asset retirement obligation	1,408	2,032
Amortization of discount on senior unsecured notes payable – related party	-	16,017
Loss on debt modification– related party	-	195,611
Changes in assets and liabilities:
Prepaid expenses and other current assets	(49,256)	(38,738)
Accounts receivable	-	98,562
Accounts payable	(64,328)	(62,088)
Accrued expenses	11,125	(44,516)
Accrued expenses – related party	17,674	(25,214)
Accrued interest	-	(10,931)
Accrued interest – related party	20,399	29,160
Accrued payroll, benefits and taxes	13,647	(6,730)
Net cash used by operating activities	(1,506,423)	(450,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(18,000)	-
Proceeds from lease of mineral rights	26,190	32,105
Refund of reclamation bond	-	12,500
Net cash provided by investing activities	8,190	44,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	-	600,000
Payments on payment obligation	-	(28,294)
Proceeds from exercise of warrants	133,000	-
Net cash provided by financing activities	133,000	571,706

Net increase (decrease) in cash and cash equivalents	(1,365,233)	165,957

CASH AT BEGINNING OF PERIOD	2,520,726	30,757

CASH AT END OF PERIOD	$1,155,493	$196,714

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.Basis of Presentation and Going Concern – The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

b.New Accounting Pronouncements - In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives And Hedging - Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity.  The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s debt disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

c.Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions. Lookout Mountain LLC has been consolidated beginning as of July 29, 2020 (see Note 3).

d.Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 (Unaudited)

determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

e.Property Holding Costs – Holding costs to maintain a property, excluding mineral lease payments, are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

f.Fair Value – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At December 31, 2020 and September 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including senior unsecured notes payable and the payment obligation, approximate fair value at December 31, 2020 and 2019.

g.Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

h.Reclamation Bonds – Bonds paid to assure reclamation of properties covered by exploration permits are capitalized in the period paid, reduced as refunds are received or expensed as they are applied to reclamation obligations.

i.Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments, asset retirement obligations, and stock-based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

j.Property and Equipment – Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from two to seven years. Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

k.Asset Impairments - Carrying Value of Property, Mineral Rights and Equipment – The Company reviews the carrying value of property, mineral rights, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the related assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

l.Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP. This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. An ARO asset is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain Target on its Eureka Project, and its Paiute Project.

m.Stock-based Compensation – The Company estimates the fair value of its stock-based option compensation, and warrants when issued, using the Black-Scholes model, which requires the input of some subjective assumptions.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 (Unaudited)

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

The fair value of common stock awards is determined based upon the closing price of the Company’s stock on the grant date of the award. Compensation expense for grants that vest is recognized ratably over the vesting period.

n.Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Stock options	5,937,500	5,650,000
Warrants	74,684,670	53,541,908
Total potential dilution	80,622,170	59,191,908

At December 31, 2020 and 2019, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at December 31, 2020 and September 30, 2020, respectively:

	Expected Useful Lives (years)	December 31, 2020	September 30, 2020

Mineral rights - Eureka	-	$13,692,988	$13,701,178
Mineral rights – Other	-	55,000	55,000
Total mineral rights		13,747,988	13,756,178

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,799,465	$13,807,655

For the three months ended December 31, 2020 and 2019, the Company received mineral lease payments, which are exempt from ASC 842 lease accounting, of $26,190 and $32,105, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. Monthly payments in the amount of approximately $8,700 are expected to continue to be received. These receipts are recorded as a reduction to property, mineral rights, and equipment.

Lookout Mountain LLC:

Due to the change in ownership of Lookout Mountain LLC and the transfer to the Company of all management and approval responsibilities, the Company began consolidating all balance sheet and expense transactions relative to the Lookout Mountain Project into its consolidated financial statements as of July 29, 2020. As a result, total exploration expenses of $1,176,526 were recorded on the Company’s statement of operations for the quarter ended December 31, 2020, compared with $146,482 for the period ended December 31, 2019.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 (Unaudited)

Mr. William Matlack was appointed to the Company’s Board of Directors on October 29, 2019. In conjunction with his appointment to the Board, he was issued 100,000 stock options to acquire shares of common stock of the Company. At December 31, 2020, the Company owed Mr. Matlack $300,000 plus $162,891 of accrued interest.

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

At December 31, 2020, two officers were owed a total of $38,341 for expenses that were reimbursed subsequent to the end of the quarter.

NOTE 5 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”), thereafter becoming a related party. Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured.

At December 31, 2020 and at September 30, 2020, the senior unsecured note payable was $300,000, with all discounts fully amortized. Another senior unsecured note payable of $250,000 was paid in full after the financing of August 17, 2020, together with interest thereon of $60,851.

The accrued interest on the senior unsecured notes payable was $162,891 and $142,492 at December 31, 2020 and September 30, 2020, respectively. Interest expense related to the senior unsecured notes payable to this related party was $20,399 and $40,126 for the three months ended December 31, 2020 and December 31, 2019, respectively.

The $300,000 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to December 31, 2020. The senior unsecured note payable requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. No such payments have been made by the Company to the Lender, and the Lender has provided a waiver of default on the Notes that would otherwise exist due to these non-payments.

NOTE 6 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

Common Shares issued for Exercise of Warrants

During November and December 2020, three holders of Series D Warrants exercised 950,000 warrants for $0.14 per share to acquire 950,000 shares of the Company’s common stock for total cash proceeds of $133,000 to the Company. At December 31, 2020, the Company has a total of 74,684,670 warrants outstanding with a weighted average exercise price of $0.18.

NOTE 7 – STOCK-BASED AWARDS:

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of Patrick Highsmith as CEO (750,000 options), Mr. Steven Osterberg as VP-Exploration (250,000 options), and addition of Mr. Quinton Hennigh to the Board of Directors (100,000 options). Of Mr. Highsmith’s options, 187,500 vested immediately, with 187,500 vesting at each of the following three grant anniversary dates.

The fair value of the option awards granted and vested during the three months ended December 31, 2020 and 2019 was $127,021 and $161,100, respectively. The fair value of unvested options will be recognized as compensation in the amount of $44,321 at each of the following three grant anniversary dates. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 (Unaudited)

	Options Granted During the Three Months Ended December 31, 2020	Options Granted During the Three Months Ended December 31, 2019
Expected volatility	171.9%	149.5%
Stock price on date of grant	$0.25	$ 0.07
Exercise price	$0.25	$ 0.08
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	0.09%	1.66%
Expected forfeiture rate	0%	0%

The following is a summary of options issued and outstanding at December 31, 2020:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,280,000	$0.26
Granted	2,550,000	0.08
Expired	(430,000)	(0.43)
Outstanding at September 30, 2020	5,400,000	0.09
Granted	1,100,000	0.25
Expired	-	-
Outstanding at December 31, 2020	6,500,000	$0.11
Outstanding and exercisable at December 31, 2020	5,937,500	$0.10
Weighted average remaining contractual term (years)		2.86

The aggregate of options exercisable as of December 31, 2020 had an intrinsic value of $651,125, based on the closing price of $0.35 per share of the Company’s common stock on December 31, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

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

NOTE 9 – SUBSEQUENT EVENTS:

In January 2021, two nonrelated-party holders of Class D Warrants exercised a total of 775,000 warrants for $0.14 per share and received 775,000 shares of the Company’s common stock for total cash proceeds of $108,500 to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on January 13, 2021. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our Eureka project. We are focused on delivering high-grade Carlin-Type gold discoveries at its district-scale Eureka Project in Nevada. The Eureka Property includes the historic Lookout Mountain and Windfall mines in a total property position of approximately 24 square miles (62 square kilometers). The Lookout Mountain Resource was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR April 12, 2013:

Resource Category	Tonnage (million short tons)	Grade (oz/ton)	Grade (grams/tonne)	Contained Au (troy oz)
Measured	3.04	0.035	1.20	106,000
Indicated	25.90	0.016	0.55	402,000
Inferred	11.71	0.012	0.41	141,000

We are also operator of the Paiute Joint Venture Project with Nevada Gold Mines in the Battle Mountain District. These properties all lie on the prolific Battle Mountain-Eureka gold trend. We also control the Seven Troughs Project in northern

Nevada, which is one of the state's highest-grade former gold producers. We control over 43 square miles (111 square kilometers) of mineral rights in Nevada. Detailed maps and mineral resources estimates for the Eureka Project and NI 43-101 technical reports for its projects may be viewed at http://timberlineresources.co/.

Corporate Update

In January 2021, we announced the appointment of Mr. Patrick Highsmith, our President and CEO, to the Board of Directors effective January 1, 2021.

Summary of the exploration activities for the three months ended December 31, 2020:

On December 1, 2020, we announced assay results from the first seven reverse circulation (“RC”) drill holes of our 2020 drilling campaign at our 100%-controlled Eureka Gold Project in Nevada. These holes comprise 1,219m, or approximately 50% of the 2,400m RC program. This drilling falls within the existing Lookout Mountain resource footprint and had two objectives: (1) to confirm and extend high-grade (>3 g/t) gold mineralization in the vicinity of historic conventional rotary drill results; and (2) to infill the resource within and near the Lookout Mountain open pit (Figure 1). All of these drill holes intercepted significant disseminated gold mineralization (Table 1).

Highlights

•Hole BHSE-176 intercepted near surface high-grade gold mineralization, 15.24m averaging 10.09 g/t, beginning at 21.34m downhole depth. Within this interval, there are sub-intervals of 9.14m of 16.31 g/t, including 3.05m of 31.40 g/t.

•Holes BHSE-177 and 178 encountered shallow oxide gold within the existing resource, including 18.29m of 0.87 g/t (from surface), 48.77m of 1.00 g/t, and 59.44m of 0.63 g/t.

•Holes BHSE-180, 181, and 182 confirmed northward and down dip extensions of mineralization beyond the historic Lookout Mountain pit, including gold intercepts up to 18.29m of 1.58 g/t in the latter of these holes.

Hole BHSE-176 was collared as a near offset to a historic hole that encountered multiple zones of high-grade gold in oxidized rocks less than 30m below surface. The historic high-grade gold zone was confirmed and extended by this hole, and host rocks are visibly oxidized and yielded high gold recoveries by cyanide leach analyses (averaging 94%). Additional intercepts reported in Table 1 are from lower-grade disseminated portions of the deposit in this area, most of which are similarly oxidized.

We believe the higher-quality samples from modern RC drilling have increased the grade and thickness of the high-grade mineralization in the Lookout Mountain resource area. These new data also improve the quality of our geological and assay information within the resource. Our geological team has worked hard over the last year to re-log dozens of historic drill holes, and that work is paying off, allowing us to model and plan drill programs with maximum effect.

Geological and Drilling Details

Gold mineralization at Lookout Mountain is hosted by Cambrian sedimentary rocks including shale, limestone, and dolomite. Drill holes discussed in this news release focused on mineralization occurring in shale and interbedded limestone, the limestone often being altered to dolomite. Host rocks are variably and often intensely silicified, decalcified, sulfidized, argillized, and subsequently oxidized. Many shallow gold intercepts are hosted by oxidized jasperoid and chalcedonic silica, sometimes with high gold grades. Iron appears to be introduced along with hydrothermal dolomite, calcium carbonate having been leached out. Collectively these patterns of alteration are consistent with those observed in Carlin-Type Gold Deposits.

Oxidized rocks, or those in which the sulfide minerals (such as pyrite) have been oxidized, can yield higher gold recoveries during processing and better economics than sulfide mineralization.

Assay results are pending for 5 additional RC holes (approximately 1,200m) and three core holes (expected to total approximately 1,500m). Two of the remaining RC holes are significant step-outs from the existing mineral resource. Core drilling is still underway at Eureka, with the drill rig currently advancing hole BHSE-191C. Core holes that are part of the current exploration program are significant step-outs to the east from the existing resource (up to 525m) and the high-grade Water Well Orpiment Discovery Zone. See Figure 1 for the location of the 2020 RC and core holes relative to the existing resource and the Lookout Mountain open pit.

Table 1 - Lookout Mountain Target Initial 2020 Significant Drill Intercepts

(Using a cutoff of 0.3 g/t Au)

The objective of this drill program is the discovery of additional high-grade gold mineralization and improved geological understanding within and outside the existing Lookout Mountain gold resource area (508,000oz gold Measured & Indicated and 141,000oz gold Inferred; see below and refer to Updated NI 43-101 Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013). These new holes provided important in-filling data within the resource area. The offset of the historical drillhole in the high-grade zone compares favorably to the older data, which was generated before the advent of Canadian NI 43-101 regulations requiring certain quality assurance measures, accredited laboratories, and oversight by qualified persons.

On January 7, 2021, we announced results for the final five holes of the 2020 reverse circulation (RC) drill program at our 100%-controlled Eureka Project in Nevada. The results include considerable near-surface oxide gold mineralization and two high-grade intercepts above 4.0 grams of gold per ton (g/t). The primary objectives of the 12-hole, 2,438m (8,000 ft) RC drill program were to infill and expand the current mineral resource and test for deeper sulfide mineralization to the east in the graben structure (see Figure 1).

Drilling Highlights

•Hole BHSE-187, a step-out hole drilled approximately 75m northeast of the existing resource, encountered 7.62m of 4.49 g/t, within an interval of 25.91m @ 2.18 g/t gold.

•Hole BHSE-184 intercepted 18.29m @ 0.93 g/t gold from 3.0m below surface.

•Hole BHSE-186 intercepted 6.10m of near-surface, high-grade gold (5.21 g/t) and 25.91m @ 0.77 g/t gold from 47.24m downhole, both intervals being oxidized material.

Three of these holes are within the resource and collared inside the historic Lookout Mountain Pit, while two of the holes are step-outs to the east and northeast. One of the step-outs, hole BHSE-183, was lost in bad ground before reaching target depth and has been twinned with core hole BHSE-188C (results pending).

These newly reported mineralized intervals are consistent with results announced in the December 1, 2020 release and are consistent with or superior to expectations.

We believe the 2020 RC drilling continues to confirm and enhance the grade and thickness of the historical resource while also revealing extensions to the system. We are encountering significant thicknesses of near-surface oxide gold mineralization. Drill hole BHSE-187 is particularly interesting because it represents a step-out from the resource and it expands upon the high-grade Water Well Discovery Zone we discovered down dip from the resource in 2015. Taken together, these near-surface oxide gold and deeper high-grade gold intercepts highlight the continued growth opportunity for us at our flagship Eureka Project.

Figure 1 - Lookout Mountain Pit-area Historic High-Grade Drill Intercepts and 2020 Drilling

Limestone
Quartzite
Limestone
BHSE-182
18.29 m @ 1.58 g/t Au
BHSE-181
Quaternary
Landslide
BHSE-180
BHSE-187
25.91 m @ 2.18 g/t
incl. 7.6 m @ 4.49 g/t
BHSE-177
49 m @ 1.0 g/t
BHSE-190C
100 m of fractured shale, 50m carbonaceous breccia, 58m silica-pyrite rock (assays pending)
BHSE-178
BHSE-189
BHSE-184
18.3 m @ 0.93 g/t
BHSE-179
Water-Well "Orpiment-Discovery Zone"
BHSE-191C
BHSE-183
lost before target depth
BHSE-188C
BHSE-186
6.1 m @ 5.21 g/t,
25.9 m @ 0.77 g/t
BHSE-176
15.2 m @ 10.09 g/t Au
hole lost before target depth
240 m of fractured-brecciated limestone, variably pyritic/carbonaceous breccia, sanded dolomite, jasperoid, and felsic dikes (assays pending)
Jasperoid
Shale
Tertiary Volcanics
Quaternary
2020 Drill Holes (BHSE-)
2020 Core Holes
2020 RC Holes
Historic Drill Hole Intercepts
Au ≥ 0.25 oz/ton (8.6 g/t)
Au 0.1 - 0.25 oz/ton (3.4-8.6 g/t)
Au 0.02 - 0.1 oz/ton (0.7 - 3.4 g/t)
Au ≤0.02 oz/ton (≤0.7 g/t)
0 400 800 Feet
0 100 200 Meters
Historic Open Pit
NI43-101 Gold Resource Area
N
20210106 LM Detail Drilling_Letter Figure

Geological and Drilling Details

All of these holes encountered mineralization hosted in the Dunderberg Shale, commonly near its basal contact with the Hamburg Dolomite, which is heavily disrupted by faulting and brecciation. These rocks are part of the Cambrian-aged section, which hosts mineralization both at the Lookout Mountain Deposit and at the historic Windfall Mine, several kilometers to the northeast within the Eureka Project. Timberline geologists noted extensive alteration in the RC cuttings, including intense decalcification with variable amounts of silicification.

The deeper sulfide mineralization reported in drill hole BHSE-187 occurs in downfaulted Dunderberg Shale that is carbonaceous and sulfidic, with orpiment (arsenic sulfide mineral). This higher-grade intercept is a significant step-out of approximately 75 meters to the northeast from the Lookout Mountain resource. It is correlative with the Water Well or Orpiment Discovery Zone, and extends that zone to the north from historical intercepts, which include: 4.6m at 4.73 g/t Au and 7.7m at 5.02 g/t Au.

Table 2 - Lookout Mountain Target Recent Drill Intercepts

(Using a cutoff of 0.3 g/t Au)

Hole	Azimuth (degrees)	Inclination (degrees)	Total Depth (m)		From* (m)	To (m)	Length** (m)	Au (g/t)	Oxide/ Sulfide
BHSE-183	0	-90	274.39		hole lost before target depth				oxide
BHSE-184	0	-90	169.17		3.05	21.34	18.29	0.93	oxide
					48.77	64.01	15.24	0.51	oxide
BHSE-186	0	-90	117.35		4.57	10.67	6.10	5.21	oxide
					47.24	73.15	25.91	0.77	oxide
				incl.	48.77	57.91	9.14	1.09	oxide
BHSE-187	0	-90	338.33		266.70	292.61	25.91	2.18	sulfide
				incl.	266.70	274.32	7.62	4.49	sulfide
BHSE-189	0	-90	320.00	Anomalous gold below cutoff
* Drilling and sampling conducted in feet. Intervals are converted from feet to meters for reporting.
** Drill Thickness: True Thickness undetermined.

Assay results are pending for three core holes which are significant step-outs from the existing mineral resource area. See Figure 1 for the location of the 2020 RC and core holes relative to the existing resource and the Lookout Mountain open pit.

Sampling Methodology, Chain of Custody, Quality Control and Quality Assurance

Collection of reverse circulation percussion drill samples and diamond drill core was completed under the supervision of a Company representative, Steve Osterberg. Personnel from Timberline or the drilling contractors transport the RC and core samples to Timberline’s secure Eureka facility where samples are logged and prepared for transport to the lab. Senior geologists direct the cutting and sampling of the core and selection of representative samples for assay. Quality control is monitored by the insertion of numerous blind certified standard reference materials, field duplicates, and blanks into each sample shipment. Company representatives complete sample dispatch paperwork and deliver the samples to ALS USA Inc. (ALS) in Elko, Nevada for sample preparation. Drill samples are assayed by ALS in Reno, Nevada for gold by fire assay of a 30-gram charge with an AA or ICP-ES finish (ALS code Au-AA23). The overlimits for gold samples assaying above 10 g/t are determined by a 30-gram fire assay with gravimetric finish. In addition, highly mineralized samples (>0.2 g/t Au) are submitted for multi-element analysis (33 elements) by four-acid digestion and ICP-ES determination (code ME-ICP61).

According to Timberline instruction, samples assaying above 0.2 g/t gold are also tested for cyanide-soluble gold with the 30-gram Au-AA13 method. This form of analysis is a preliminary indication of the favorability of the sample for gold recovery by cyanide leach. Since the test is performed on a small aliquot of a pulverized sample, it is not a reliable indication of metallurgical recovery.

Mr. Osterberg is a Ph.D., P.G., and our Vice President Exploration, and is a Qualified Person as defined by National Instrument 43-101. Mr. Osterberg is not independent of the Company as he is an officer and a director.

Figure 2.  Eureka Project IP Survey and Anomalies over Gravity Vertical Derivative Base Map

Timberline Resources
N
Paroni
Windfall Pit
Rustler
open
2020 Gravity (Vertical Derivative)
Rocky Canyon
open
LMF
EBF
IP Survey Lines
Lookout Mtn Pit
>20 mV/v IP anomaly area
NI43-101 Gold Resource
open
mgals / m CI = .001
0.010
0.008
0.006
0.004
0.002
0.000
-0.002
-0.004
-0.006
-0.008
-0.010
0
1,000
2,000
Meters
Copyright:© 2013 National Geographic Society, i-cubed
20210202SE_IP-Grav

Geophysical Survey Results

On February 3, 2021, the Company announced completion of approximately 28 line-kilometers of induced polarization-resistivity (IP) survey along 8 lines during the quarter. Interpretation of previously announced gravity suggests that multiple structures occur and are defined by linear trends, and that zones of alteration exist that are consistent with a

Carlin-Type gold district. IP can be an effective tool for mapping subsurface electrical characteristics of the rocks related to the distribution of sulfide minerals and organic carbon, which are often associated with Carlin-type gold deposits. IP surveys may also help map fault structures that are related to or crosscut mineralization.  Such features are clear in the Eureka IP data.  Figure 2 is a map of the vertical derivative gravity with the IP survey lines and anomalies identified.

Highlights of the IP survey at Eureka include:

•A strong chargeability anomaly spanning at least two kilometers in a north-south direction east of the Lookout Mountain gold resource and east of the Rocky Canyon Zone (Figure 2);

•Identified two major fault zones: the Lookout Mountain Fault (LMF) which is associated with known gold mineralization, and the East Bounding Fault (EBF) which is undrilled; and

•A moderate chargeability anomaly occurs on the test line at the Windfall Target that has a similar morphology and relationship to known gold mineralization as the anomaly at the Lookout Zone.

Results of Operations for the three months ended December 31, 2020 and 2019

Consolidated Results

(US$)	Three Months Ended December 31,
	2020	2019
Exploration expenses:
Eureka	$1,010,629	$146,482
Other exploration properties	164,489	-
Total exploration expenditures	1,175,118	146,482
Non-cash expenses:
Stock option expenses	127,021	161,100
Depreciation, amortization and accretion	1,408	2,032
Accretion of discount on senior notes payable	-	16,017
Loss on modification of debt	-	195,611
Total non-cash expenses	154,351	374,760
Professional fees expenses	74,568	54,471
Insurance expenses	24,783	18,742
Salaries and benefits expenses	77,657	67,570
Interest and other (income) expense	13,242	41,454
Other general and administrative expenses	90,316	61,140
Net loss	$1,584,113	$764,619

Our consolidated net loss for the three months ended December 31, 2020 was $1,584,113, compared to a consolidated net loss of $764,619 for the three months ended December 31, 2019. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2020, increased professional fees associated with the private placement, an increase in salaries and benefits resulting from adding an additional corporate officer, all of which were offset by the non-recurrence of the loss on modification of debt, and the reduction of interest expense and accretion of the discount on senior notes payable as a result of paying off significant debt late in fiscal year 2020. Insurance expense was somewhat higher in the first fiscal quarter of 2021 due to the normal increases the industry is experiencing. Additionally, non-cash stock option expenses decreased slightly with the reduced number of options granted and the application of variables to their fair values in the most recent quarter compared to a year ago. Other general and administrative expenditures were higher in the December 2020 quarter primarily related to consulting fees aimed at advancing our mineral properties during the quarter ended December 31, 2020.

Subject to adequate funding in 2021, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At December 31, 2020, we had assets of $15,562,754, consisting of cash in the amount of $1,155,493; property, mineral rights and equipment of $13,799,465, net of depreciation, reclamation bonds of $538,696, and prepaid expenses, deposits and other assets in the amount of $69,100.

On December 31, 2020, we had total liabilities of $792,010 and total assets of $15,562,754. This compares to total liabilities of $792,085 and total assets of $16,886,921 on September 30, 2020. As of December 31, 2020, our liabilities consist of $114,023 for asset retirement obligations, $300,000 of senior unsecured note payable – related party, and $377,987 of trade payables and accrued liabilities. Of these liabilities, $377,987 are due within twelve months. The liabilities compared to September 30, 2020 have not changed materially, with changes limited to a decrease in accrued payables offset by increases in accrued liabilities and accrued interest - related party. The decrease in total assets was due to the usage of cash to reduce accounts payable and to pay Company operating expenses.

On December 31, 2020, we had working capital of $840,906 and stockholders’ equity of $14,770,744 compared to working capital of $2,155,400 and stockholders’ equity of $16,094,836 for the year ended September 30, 2020. Working capital experienced an unfavorable change because of the decrease in cash associated payments of accounts payable and operating expenses, offset by increases in accrued expenses – related party and accrued interest -related party.

During the three months ended December 31, 2020, we used cash from operating activities of $1,506,423, compared to cash used of $450,354 for the three months ended December 31, 2019. The use of cash from operating activities results primarily from the net loss of $1,584,113 for the three-month period ended December 31, 2020 compared to net loss of $764,619 for the quarter ended December 31, 2019. Changes to the net loss for the comparative periods are described above.

During the three-month period ended December 31, 2020, cash of $8,190 was provided by investment activities, compared with cash of $44,605 provided for the three-month period ended December 31, 2019. During the quarter ended December 31, 2020, we received $26,190 for lease payments to us for company-owned mineral properties offset by $18,000 paid for mineral rights, compared to cash received of $12,500 for refunds of reclamation bonds paid previously and $32,105 for lease payments to us for company-owned mineral properties for the quarter ended December 31, 2019.

During the three-month period ended December 31, 2020, $133,000 was provided by financing activities, compared to cash of $571,076 provided during the three-month period ended December 31, 2019. For the three-month period ended December 31, 2019, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs, and $28,294 cash was used for payment of the payment obligation.

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

At December 31, 2020, we had working capital of $840,906. We have a cash balance of approximately $1,155,493 and approximately $377,987 outstanding in current liabilities. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as those we have planned, will result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Financing Activities

None

Subsequent Events

In January 2021, two nonrelated-party holders of Class D Warrants exercised a total of 775,000 warrants for $0.14 per share and received 775,000 shares of the Company’s common stock for total cash proceeds of $108,500 to the Company.

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

Asset Impairments - Carrying Value of Property, Mineral Rights and Equipment

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

Asset Retirement Obligations

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site. As a result, we have recorded a liability for the fair value of the reclamation costs we expect to incur at our Lookout Mountain Target on our Eureka Project, and our Paiute Project. We estimate applicable inflation and credit-adjusted risk-free rates as well as expected reclamation time frames. To the extent that the estimated reclamation costs change, such changes will impact future reclamation expense recorded. A liability is recognized for the present value of estimated environmental remediation (asset retirement obligation) in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The offsetting balance is charged to the related long-lived asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

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

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the SEC on January 13, 2021.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2020, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.4	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.5	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.6	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8	Form of the Series K Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 13, 2021
4.9	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Patrick Highsmith ___________________________________ Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer) Date: February 12, 2021
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 12, 2021