Form 10-Q
period 2021-03-31
Timberline Resources Corp
filed 2021-05-14
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Number of shares of issuer’s common stock outstanding at May 14, 2021: 116,487,724

INDEX

Page

PART I — FINANCIAL INFORMATION4

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.       14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK25

ITEM 4. CONTROLS AND PROCEDURES25

PART II — OTHER INFORMATION26

ITEM 1. LEGAL PROCEEDINGS.26

ITEM 1A. RISK FACTORS26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.26

ITEM 4.  MINE SAFETY DISCLOSURES26

ITEM 5.  OTHER INFORMATION26

ITEM 6. EXHIBITS.27

SIGNATURES28

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

As of March 31, 2021, the pandemic had not materially impacted the Registrants’ financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2021.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of March 31, 2021, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of March 31, 2021, Timberline Resource’s available cash is $763,937. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS (UNAUDITED):

Consolidated balance sheets5

Consolidated statements of operations6

Consolidated statements of changes in stockholders’ equity7

Consolidated statements of cash flows8

Notes to consolidated financial statements9 - 13

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	September 30, 2020

ASSETS
CURRENT ASSETS:
Cash	$763,937	$2,520,726
Prepaid expenses and other current assets	76,454	14,144
TOTAL CURRENT ASSETS	840,391	2,534,870

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,801,275	13,807,655

OTHER ASSETS:
Reclamation bonds	538,696	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	544,396

TOTAL ASSETS	$15,186,062	$16,886,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,731	$173,981
Accrued expenses	13,585	39,440
Accrued expenses – related party	8,034	-
Accrued interest – related party	183,741	142,492
Accrued payroll, benefits and taxes	37,204	23,557
TOTAL CURRENT LIABILITIES	301,295	379,470

LONG-TERM LIABILITIES:
Asset retirement obligation	115,431	112,615
Senior unsecured note payable – related party	300,000	300,000
TOTAL LONG-TERM LIABILITIES	415,431	412,615
TOTAL LIABILITIES	716,726	792,085

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 114,337,724 and 112,075,224 shares issued and outstanding, respectively	114,337	112,075
Additional paid-in capital	80,055,103	79,613,593
Accumulated deficit	(65,700,104)	(63,630,832)
TOTAL STOCKHOLDERS' EQUITY	14,469,336	16,094,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,186,062	$16,886,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020

OPERATING EXPENSES:
Mineral exploration	$223,546	$12,749	$1,400,072	$159,231
Salaries and benefits	78,261	67,324	155,918	192,614
Professional fees	46,305	50,614	120,873	119,465
Insurance expense	38,818	33,436	63,601	52,178
Other general and administrative	81,419	98,150	298,756	250,322
TOTAL OPERATING EXPENSES	468,349	262,273	2,039,220	773,810

LOSS FROM OPERATIONS	(468,349)	(262,273)	(2,039,220)	(773,810)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	4,717	392	12,128	394
Loss on debt modification – related party	-	-	-	(195,611)
Interest expense	-	(7,120)	-	(19,531)
Interest expense – related party	(21,547)	(46,034)	(42,234)	(91,112)
Miscellaneous other income	20	9	54	25
TOTAL OTHER INCOME (EXPENSE)	(16,810)	(52,753)	(30,052)	(305,835)

LOSS BEFORE INCOME TAXES	(485,159)	(315,026)	(2,069,272)	(1,079,645)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(485,159)	$(315,026)	$(2,069,272)	$(1,079,645)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	114,180,916	74,895,260	113,347,269	73,952,637

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$(63,630,832)	$16,094,836
Common stock issued for exercise of warrants	950,000	950	132,050	-	133,000
Stock based compensation	-	-	127,022	-	127,022
Net loss	-	-	-	(1,584,113)	(1,584,113)
Balance December 31, 2020	113,025,224	$113,025	$79,872,665	$(65,214,945)	$14,770,745
Common stock issued for exercise of warrants	1,312,500	1,312	182,438	-	183,750
Net loss	-	-	-	(485,159)	(485,159)
Balance, March 31, 2021	114,337,724	$114,337	$80,055,103	$(65,700,104)	$14,469,336

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912
Common stock and warrants issued for cash	7,500,000	7,500	592,500	-	600,000
Stock based compensation	-	-	161,100	-	161,100
Warrants issued for extinguishment of debt – related party	-	-	170,500	-	170,500
Net loss	-	-	-	(764,619)	(764,619)
Balance, December 31, 2019	74,895,260	74,895	75,492,358	(61,018,360)	14,548,893
Net loss	-	-	-	(315,026)	(315,026)
Balance, March 31, 2020	74,895,260	$74,895	$75,492,358	$(61,333,386)	$14,233,867

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,069,272)	$(1,079,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	127,022	161,100
Accretion of asset retirement obligation	2,816	4,165
Amortization of discount on senior unsecured notes payable – related party	-	31,785
Loss on debt modification– related party	-	195,611
Changes in assets and liabilities:
Prepaid expenses and other current assets	(62,310)	(27,021)
Accounts receivable	-	118,525
Accounts payable	(115,250)	(81,140)
Accrued expenses	(25,855)	(84,910)
Accrued expenses – related party	8,034	-
Accrued interest	-	(8,028)
Accrued interest – related party	41,249	59,327
Accrued payroll, benefits and taxes	13,647	(480)
Related party advance	-	205,194
Net cash used by operating activities	(2,079,919)	(505,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(46,000)	-
Proceeds from lease of mineral rights	52,380	58,209
Refund of reclamation bond	-	12,500
Net cash provided by investing activities	6,380	70,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	-	600,000
Payments on payment obligation	-	(28,294)
Proceeds from exercise of warrants	316,750	-
Net cash provided by financing activities	316,750	571,706

Net increase (decrease) in cash and cash equivalents	(1,756,789)	136,898

CASH AT BEGINNING OF PERIOD	2,520,726	30,757

CASH AT END OF PERIOD	$763,937	$167,655

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.Basis of Presentation and Going Concern – The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

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

At March 31, 2021 and September 30, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including a senior unsecured note payable-related party, approximate fair value at March 31, 2021 and September 30, 2020.

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

j.Property and Equipment – Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from two to seven years. Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating income or expenses.

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

March 31, 2021 (Unaudited)

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

The dilutive effect of convertible and outstanding securities as of March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
Stock options	5,937,500	5,400,000
Warrants	73,372,170	45,541,908
Total potential dilution	79,309,670	50,941,908

At March 31, 2021 and 2020, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at March 31, 2021 and September 30, 2020, respectively:

	Expected Useful Lives (years)	March 31, 2021	September 30, 2020

Mineral rights - Eureka	-	$13,684,798	$13,701,178
Mineral rights – Other	-	65,000	55,000
Total mineral rights		13,749,798	13,756,178

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,801,275	$13,807,655

For the six months ended March 31, 2021 and 2020, the Company received mineral lease payments of $52,380 and $58,209, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. Monthly payments in the amount of approximately $8,700 are expected to continue to be received. These receipts are recorded as a reduction to property, mineral rights, and equipment.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

A senior unsecured note payable and interest accrued thereon payable to William Matlack, a shareholder and director of the Company, is disclosed in Note 5.

During the year ended September 30, 2020, two directors participated in a private placement offering of units of the Company, purchasing 909,091 units for total proceeds of $100,000. Each Unit was priced at $0.11 and consisted of one share of common stock of the Company and one common share Class L Warrant, with each warrant exercisable to acquire

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

an additional share of common stock of the Company at a price of $0.20 per share until August 15, 2023. The participation of the directors of the Company in this private placement was at arm’s length, on the same terms as other investors in the private placement offering. The Board of Directors approved the insiders’ participation in the private placement.

At March 31, 2021, two officers were owed a total of $6,249 for expenses recorded in Accounts payable on the balance sheet that were reimbursed subsequent to the end of the period. Also at March 31, 2021, the Company owed $8,034 related to a former officer’s insurance who remained as a director at that date.

NOTE 5 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”). Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023.

At March 31, 2021 and at September 30, 2020, the senior unsecured note payable was $300,000.

The accrued interest on the senior unsecured note payable was $183,741 and $142,492 at March 31, 2021 and September 30, 2020, respectively. Interest expense related to the senior unsecured note payable to this related party was $42,234 and $91,112 for the six months ended March 31, 2021 and March 31, 2020, respectively.

The $300,000 senior unsecured note payable is senior to any other debt obtained by the Company subsequent to March 31, 2021. The senior unsecured note payable requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on the note. No payments have been made by the Company to the Lender, and the Lender provided a waiver of default as of September 30, 2020 on the note that would otherwise have occurred due to such non-payment of the 25% of proceeds at the time of the financing in 2020.

NOTE 6 – STOCKHOLDERS’ EQUITY:

Common Shares issued for Exercise of Warrants

During the six months ended March 31, 2021, holders of Series D Warrants exercised 1,725,000 warrants for $0.14 per share to acquire 1,725,000 shares of the Company’s common stock for total cash proceeds of $241,500 to the Company. Also, holders of Series E Warrants exercised 537,500 warrants for $0.14 per share to acquire 537,500 shares of the Company’s common stock for total cash proceeds of $75,250 to the Company. At March 31, 2021, the Company has a total of 73,372,170 warrants outstanding with a weighted average exercise price of $0.19, a weighted average remaining term of 1.6 years and an intrinsic value of $450,957.

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

The fair value of the option awards granted and vested during the six months ended March 31, 2021 and 2020 was $127,022 and $161,100, respectively. No options were granted during the three months ended March 31, 2021 or 2020.  The fair value of unvested options will be recognized as compensation in the amount of $44,321 in each of the following three years covered by the vesting period. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted at October 8, 2020	Options Granted at October 29, 2019
Expected volatility	171.9%	149.5%
Stock price on date of grant	$0.25	$ 0.07
Exercise price	$0.25	$ 0.08

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	0.09%	1.66%
Expected forfeiture rate	0%	0%

The following is a summary of options issued and outstanding at March 31, 2021:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,280,000	$0.26
Granted	2,550,000	0.08
Expired	(430,000)	(0.43)
Outstanding at September 30, 2020	5,400,000	0.09
Granted	1,100,000	0.25
Expired	-	-
Outstanding at March 31, 2021	6,500,000	$0.18
Outstanding and exercisable at March 31, 2021	5,937,500	$0.17
Weighted average remaining contractual term (years)		2.52

The aggregate of options exercisable as of March 31, 2021 had an intrinsic value of $517,500, based on the closing price of $0.23 per share of the Company’s common stock on March 31, 2021.

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

NOTE 9 – SUBSEQUENT EVENTS:

Subsequent to March 31, 2021, holders of Class D and Class H Warrants exercised a total of 2,150,000 warrants for $0.14 per share and received 2,150,000 shares of the Company’s common stock for total cash proceeds of $301,000 to the Company.

On May 6, 2021, the Company granted 2,785,000 stock options to directors, officers, and consultants to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on January 13, 2021. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our district-scale Eureka Project, where we are focused on delivering high-grade Carlin-type gold discoveries. The Eureka property includes the historic Lookout Mountain and Windfall Mines in a total property position of approximately 24 square miles (62 square kilometers). The Eureka mineral resource was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR April 12, 2013:

Resource Category	Tonnage (million short tons)	Grade (oz/ton)	Grade (grams/tonne)	Contained Au (troy oz)
Measured	3.04	0.035	1.20	106,000
Indicated	25.90	0.016	0.55	402,000
Inferred	11.71	0.012	0.41	141,000

We are also operator of the Paiute Joint Venture Project with Nevada Gold Mines in the Battle Mountain District. Both of these properties lie on the prolific Battle Mountain-Eureka gold trend. We also control the Seven Troughs Project in northern Nevada, which is one of the state's highest-grade former gold producers. In total, we control over 43 square miles (111 square kilometers) of mineral rights in Nevada. Detailed maps and mineral resource estimates for the Eureka Project and NI 43-101 technical reports for its projects may be viewed at http://timberlineresources.co/.

Corporate Update

In January 2021, we announced the appointment of Mr. Patrick Highsmith, our President and CEO, to the board of directors effective January 1, 2021. At the Company’s annual meeting of shareholders on April 14, 2021, our shareholders approved a downsized board of directors, including five members: Leigh Freeman (Chairman), Quinton Hennigh, Patrick Highsmith, William Matlack, and Don McDowell. In another event subsequent to the end of the quarter, on May 6, 2021 we announced the appointment of Ms. Pamela Saxton to the board of directors.

Summary of the exploration activities for the three months ended March 31, 2021:

During the three months ending March 31, 2021, we announced final results of the 2020 exploration program at our 100%-controlled Eureka Project in Nevada. Announcements during the quarter included the last of the reverse circulation (RC) drilling around the Lookout Mountain resource area and three exploration core holes that were significant step-outs away from known mineralization (see Figure 1). We also shared the results of a significant induced polarization/resistivity (IP) survey at the Lookout Mountain and Windfall targets.

On January 7, 2021, Timberline announced results for the final five holes of the 2020 RC drill program. The results include considerable near-surface oxide gold mineralization and multiple high-grade intercepts above 4.0 grams per tonne (g/t) of gold (see Table 1). The primary objectives of the 12-hole, 2,438m (8,000 ft) RC drill program were to infill and expand the current mineral resource and test for deeper sulfide mineralization to the east in the graben structure (see Figure 1).

On March 25, 2021, we announced assay results from the three core holes totaling 1,365m (4,478 ft), which completed our 2020 drilling campaign. These core holes were exploration holes, well outside the footprint of the resource, targeting the down-dip extension of the Lookout Mountain mineralization to the east (Figure 1). However, they were not drilled deep enough to test the target because of previously unknown faults that have down-dropped the most favorable rock units. While there were considerable thicknesses of anomalous gold, silver, and associated pathfinder elements in these holes, they did not encounter gold mineralization above the Company’s cutoff grade of 0.3 g/t.

The new drill core revealed extensive alteration that is consistent with Carlin-type gold systems.  In addition, there was low level silver-lead-zinc mineralization that could be related to nearby carbonate-replacement-deposits, for which the historic Eureka District was well known.

The 2020 drill program improved our geological understanding within and outside the existing Lookout Mountain gold resource area (508,000oz gold Measured & Indicated and 141,000oz gold Inferred; see below and refer to Updated NI 43-101 Technical Report on the Lookout Mountain Project, MDA, Effective March 1, 2013, filed on SEDAR April 12, 2013). Regarding the resource area and possible expansions, the new drill holes provided important in-fill data, offset and improved historic high-grade intercepts, and extended higher grade gold mineralization east of the resource. In aggregate, the near-surface oxide gold and deeper high-grade gold intercepts from the 2020 program highlight the continued growth opportunity at our Eureka Project.

Drilling Highlights (see Table 1)

•Hole BHSE-176 intercepted near surface high-grade oxide gold mineralization, 15.24m averaging 10.09 g/t, beginning at 21.34m downhole depth. Within this interval, there are sub-intervals of 9.14m of 16.31 g/t, including 3.05m of 31.40 g/t.

•Holes BHSE-177 and 178 encountered shallow oxide gold within the existing resource, including 18.29m (beginning at the surface) of 0.87 g/t, 48.77m of 1.00 g/t, and 59.44m of 0.63 g/t.

•Holes BHSE-180, 181, and 182 confirmed northward and down dip extensions of mineralization beyond the historic Lookout Mountain pit, including gold intercepts up to 18.29m of 1.58 g/t in BHSE-182.

•Hole BHSE-184 intercepted 18.29m of 0.93 g/t oxide gold from 3.0m below surface.

•Hole BHSE-186 intercepted 6.10m of near-surface, high-grade gold (5.21 g/t) and 25.91m @ 0.77 g/t gold from 47.24m downhole, both intervals being oxidized material.

•Hole BHSE-187, a step-out hole drilled approximately 75m northeast of the existing resource, encountered 7.62m of 4.49 g/t, within an interval of 25.91m @ 2.18 g/t gold.

Figure 1 - Lookout Mountain 2020 Drilling

N
Limestone
Quartzite
Limestone
BHSE-182
18.29 m @ 1.58 g/t Au
BHSE-181
Quaternary Landslide
BHSE-180
100 m of fractured shale, 50m carbonaceous breccia, 58m silica-pyrite rock
BHSE-177
49 m @ 1.0 g/t
BHSE-187
25.91 m @ 2.18 g/t
incl. 7.6 m @ 4.49 g/t
BHSE-190C
Anomalous gold (up to 0.223 g/t), silver (up to 86 g/t), lead (up to 0.34%), and zinc (up to 0.57%).
BHSE-178
BHSE-189
BHSE-184
18.3 m @ 0.93 g/t
BHSE-179
Water-Well "Orpiment-Discovery Zone"
BHSE-191C
BHSE-188C
BHSE-183
lost before target depth
BHSE-186
6.1 m @ 5.21 g/t,
25.9 m @ 0.77 g/t
BHSE-176
15.2 m @ 10.09 g/t Au
hole lost before target depth
240 m of fractured-brecciated limestone, variably pyritic/carbonaceous breccia, sanded dolomite, jasperoid, and felsic dikes. Anomalous gold (up to 0.223 g/t), silver (up to 86 g/t), lead (up to 0.34%), and zinc (up to 0.57%).
Jasperoid
Shale
Tertiary Volcanics
Quaternary
2020 Drill Holes (BHSE-)
2020 Core Holes
2020 RC Holes
Historic Drill Hole Intercepts
Au ≥ 0.25 oz/ton (8.6 g/t)
Au 0.1 - 0.25 oz/ton (3.4-8.6 g/t)
Au 0.02 - 0.1 oz/ton (0.7 - 3.4 g/t)
Au ≤0.02 oz/ton (≤0.7 g/t)
0 400 800 Feet
0 100 200 Meters
Historic Open Pit
NI43-101 Gold Resource Area
20210506 LM Detail Drilling_Letter Figure

Table 1.  Significant Drill Intercepts from 2020 Drilling Campaign at Lookout Mountain Deposit

Hole	Azimuth (degrees)	Inclination (degrees)	Total Depth (m)		From* (m)	To* (m)	Length** (m)	Au (ppm)
BHSE-176	0	-90	183		0	7.62	7.62	2.63	oxide
				incl.	4.57	6.1	1.52	8.72	oxide
					21.34	39.62	18.29	8.44	oxide
				incl.	24.38	33.53	9.14	16.3	oxide
					24.38	27.43	3.05	31.4	oxide
					115.82	129.54	13.72	0.97	oxide
					140.21	167.64	27.43	0.88	mixed
BHSE-177	0	-90	184		0	18.29	18.29	0.87	oxide
					65.53	114.3	48.77	1.00	oxide
					150.88	178.31	27.43	0.51	oxide
BHSE-178	0	-90	166		3.05	62.48	59.44	0.63	oxide
				incl.	3.05	30.48	27.43	0.84	oxide
BHSE-179	0	-90	285		231.65	268.22	36.58	0.71	mixed
				incl.	233.17	248.41	15.24	1.03	mixed
BHSE-180	270	-55	122		48.77	56.39	7.62	0.56	sulfide
BHSE-181	255	-75	142		48.77	53.34	4.57	0.50	oxide
BHSE-182	137	-75	250		48.77	67.06	18.29	1.58	mixed
BHSE-183	0	-90	274.39		hole lost before target depth				oxide
BHSE-184	0	-90	169.17		3.05	21.34	18.29	0.93	oxide
					48.77	64.01	15.24	0.51	oxide
BHSE-186	0	-90	117.35		4.57	10.67	6.1	5.21	oxide
					47.24	73.15	25.91	0.77	oxide
				incl.	48.77	57.91	9.14	1.09	oxide
BHSE-187	0	-90	338.33		266.7	292.61	25.91	2.18	sulfide
				incl.	266.7	274.32	7.62	4.49	sulfide
BHSE-189	0	-90	320	Anomalous gold below cutoff
* Drilling and sampling conducted in feet. Intervals are converted from feet to meters for reporting.
** Drill Thickness: True Thickness undetermined.

Sampling Methodology, Chain of Custody, Quality Control and Quality Assurance

Collection of reverse circulation percussion drill samples and diamond drill core was completed under the supervision of a Company representative, Steven Osterberg. Personnel from Timberline or the drilling contractors transported the RC and core samples to Timberline’s secure Eureka facility where samples were logged and prepared for transport to the lab. Senior geologists directed the cutting and sampling of the core and selection of representative samples for assay. Quality control was monitored by the insertion of numerous blind certified standard reference materials, field duplicates, and blanks into each sample shipment. Company representatives completed sample dispatch paperwork and delivered the samples to ALS USA Inc. (ALS) in Elko, Nevada for sample preparation. Drill samples were assayed by ALS in Reno, Nevada for gold by fire assay of a 30-gram charge with an AA or ICP-ES finish (ALS code Au-AA23). The overlimits for gold samples assaying above 10 g/t were determined by a 30-gram fire assay with gravimetric finish. In addition, highly mineralized samples (>0.2 g/t Au) were submitted for multi-element analysis (33 elements) by four-acid digestion and ICP-ES determination (code ME-ICP61).

Geophysical Surveys

On February 3, 2021, Timberline announced results of an IP geophysical survey (see Figures 2 and 3) completed concurrently with the 2020 drilling at Eureka. The IP survey included 28.4 line-kilometers over eight lines focused primarily along the Lookout Mountain trend. IP can be an effective tool for mapping subsurface electrical characteristics of the rocks related to the distribution of sulfide minerals and organic carbon, which are often associated with Carlin-type gold deposits. IP surveys may also help map fault structures that are related to or crosscut mineralization. Timberline previously reported a district-scale gravity survey at Eureka (see Company news release dated Nov 2, 2020 at http://timberlineresources.co/press-releases). These two large-scale geophysical surveys are complementary, and Timberline has developed a fully integrated interpretation of these data with the growing geological database, which includes drilling, mapping, surface sampling, and modeling.

Figure 2.  Plan Map Showing 2020 IP Survey Lines and Anomalies over Gravity Vertical Derivative Base Map

Lookout Pit

Highlights of the IP survey at Lookout Mountain include:

•A strong chargeability anomaly spanning at least two kilometers in a north-south direction east of the Lookout Mountain gold resource (Figure 3); and

•Identified two major fault zones: the Lookout Mountain Fault (LMF) which is associated with known gold mineralization, and the East Bounding Fault (EBF) which is undrilled.

At Windfall, located approximately 6 km northeast of Lookout Mountain, the Company completed a single east-west IP test line between the Windfall and Rustler historic open pits (Figure 4). As at Lookout Mountain, a distinct chargeability anomaly occurs east of the known mineralization which includes numerous drill holes with high grade gold (≥ 3 g/t) intercepts. A more extensive IP survey in the Windfall area is planned for 2021.

Figure 3.  3D View of Lookout Mountain Gold Resource and New IP Anomalies with 2020 Drillholes

(Note:  looking northwest with grid lines on 1,000 m spacing)

Timberline RESOURCES
4364000 N
4363500 N
4363000 N
62500 N
Lookout Mountain Faults
Gold Resource
Eastern
Boundary
Fault
2020
Drill holes
Anomaly
Open northward
IP Anomalies shell
(>20mV/v)
anomalies
open southward
585000 E
585500 E
586000 E
586500 E
58700
587500 E

Integrated Geological Analysis and 2021 Exploration Planning

The 2020 exploration program at Eureka included drilling, geophysics, logging of new and historical drill core and cuttings, and geologic modeling. Gold mineralization at Eureka is hosted by sedimentary rocks including shale and interbedded limestone and dolomite. Host rocks are variably but often intensely silicified, decalcified, sulfidized, argillized, and subsequently oxidized. Porosity and permeability are created in these systems by leaching of the calcite and volume losses created by dolomitization, fracturing, and brecciation. Iron also appears to be introduced along with hydrothermal dolomite Many shallow gold intercepts are hosted by oxidized jasperoid and chalcedonic silica, sometimes with high gold grades. Collectively these patterns of alteration are consistent with those observed in Carlin-type gold deposits.  Gold is concentrated along moderate to steeply dipping faults and along contacts within the Cambrian and Silurian-Devonian age stratigraphy (Figure 5). Clustered, higher grade intercepts occur at the Water Well - North Lookout, South Lookout, and Rocky Canyon Zones (Figure 6). These areas are all inadequately drilled and are targeted for new drilling in 2021.

Figure 4.  Windfall Target 3D Perspective with 2D IP Inversion Section

(Note:  looking northwest with grid lines on 1,000 m spacing)

Timberline RESOURCES
N
Paroni Pit
Windfall Pit
Exploration Drill Holes with Au >3 g/t intercepts
Rustler Pit
IP 2D inversion section
Chargeablity anomaly
Chargeability mV/v
3.9 3.8 3.7 3.6 3.5 3.4 3.3 3.2 3.1 3.0 2.9 2.8 2.7 2.6 2.5 2.4 2.3 2.2 2.1 1.9 1.8 1.7 1.6 1.5 1.4 1.3 1.2 1.1 1.0 0.9 0.8 0.7 0.6 0.5 0.4 0.3 0.2 0.1
Elevation (m)
588000
4364000 N
4365000 N
4366000 N
4367000 N
PR_Fig 3b_WF.jpg, 1/29/21

While the Lookout Mountain mineral system has been documented by previous drilling as extending two kilometers north and nearly four kilometers south from the historic Lookout Pit, the 2020 drilling and geophysics campaign helped link the known mineral system to deeper geophysical anomalies and new extensions to the east.  It is clear now that the Lookout Mountain mineral system has a much wider footprint than previously thought and it appears to be linked to a significant geophysical anomaly at depth. Timberline’s structural understanding of the Lookout Deposit and the Graben Zone to the east was also markedly improved by the 2020 exploration program and its follow-up into the first quarter of 2021 (Figure 5).

Work along the Windfall Trend came late in the 2020 field season, but compilation and modeling of historic data continues at the time of this writing. We have reported significant historical drill intercepts between the pits and the single line of IP data indicates apparent targets downdip and to the east.  Overall, the setting at Windfall appears to be highly analogous to the Lookout Trend, but much less modern work has been conducted there. It is clear that the Windfall Trend is rich in targets and these will be assessed with geophysical surveys and mapping planned for 2021. Drill targets may emerge at Windfall by later summer of 2021.

Timberline issued a news release on April 1, 2021 discussing the progress made during the 2020 field season and the exploration plans for 2021. At the time of this writing, it is premature to state with certainty the scale of the exploration program or specifics of drilling planned for 2021. However, Timberline expects to put forward a program that will include significant geophysics (CSAMT, IP, and gravity), extensive geological mapping and surface sampling, and drilling of approximately 6,000 meters or more. If successful in financing and delivering a drill program of this scale, that would constitute an increase of almost 60% from the 2020 drill program.

Figure 5.  Preliminary Lookout Mountain Geologic Cross Section and Schematic Gold Targets

3000
2500
2000
1500
1000
Elevation (m)
Timberline RESOURCES
W
E
Lookout Mtn. Resource
508K oz M&I
141 K oz Inf
Graben Zone
Oswego Road-Cut
85.7m @ 12.38 g/t
Faults
Ds
Oav
Slm
Dnl
Cs
Cg
Oe
Oeh
Slm
Ch
Cw
Ogn
Tr
Ce
Cd
Cs
Ch
Cs
Oe
Cp
Cpm
Target Areas
Cw
Cd
Ch
Ch
Cw
0
500 m
1 km

Generalized stratigraphy of units displayed in cross section

Gold Resource (MDA, 2013)
Overburden
Tr - Tertiary (Eocene) volcanic rocks
Ds (Dnu) - Simonson Dolomite
Dnl - lower Nevada Fm
Slm - Lone Mtn Dolomite
Ohc - Hanson Creek Fm
Oe - Eureak Quartzite
Oeh
Oav - Antelope Valley Fm
Ogn - Goodwin-Ninemile Fm
Op
Cw - Windfall Fm
Cd - Dunderberg Shale
Ch - Hamburg Dolomite
Cs - Secret Canyon Shale
Cg - Geddes Limestone
Ce - El Dorado Dolomite
Cp - Pioche Shale
Cpm - Prospect Mtn Quartzite
District Mineralization
Archimedes
Lookout Mtn
Windfall
Ruby Hill
(Eureka)
Pb-Zn-Ag-Au

** Timberline cautions that similar geology to an active or past-producing mine does not indicate that mineralization will occur on Timberline's property, and if present, that it will occur in sufficient quantity or grade that would be economic to mine.*

Figure 6. 2021 Target Zones (red hatch) along the Lookout Mountain Trend with Historic Drilling.  Red Discs Indicate Gold Intercepts Higher than 5 g/t.

Timberline RESOURCES
Plan of Operations Boundary
N
Rocky Canyon
Lookout Mtn
Historic Open Pit
17,700 oz @
4.11 g/t
Fault
W Figure 2
Cross Section
North Lookout
2020
RC Holes
Gold Resource Area
508K oz M&I
141K oz Inf
Mountain
Lookout
Water Well
2020
Core Holes
Graben Zone
Fault
Tunnel
Oswego
Road-Cut
85.7m @ 12.38 g/t Au
South
Lookout
Mtn
Fault
Dugout
E
Boundary
Eastern
0 500 1,000
Meters
Legend
High Grade
Au (> 3 g/t)
3 - 5
> 5

Results of Operations for the six months ended March 31, 2021 and 2020

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Exploration expenses:
Eureka	$129,312	$12,749	$1,141,349	$159,231
Other exploration properties	94,234	-	258,723	-
Total exploration expenditures	223,546	12,749	1,400,072	159,231
Non-cash expenses:
Stock option expenses	-	-	127,022	161,100
Depreciation, amortization and accretion	1,408	2,133	2,816	4,165
Accretion of discount on senior note payable	-	15,767	-	31,787
Loss on extinguishment of debt	-	-	-	195,611
Total non-cash expenses	1,408	17,900	129,838	392,663
Professional fees expenses	46,305	50,614	120,873	119,465
Insurance expenses	38,818	33,436	63,601	52,178
Salaries and benefits expenses	78,261	67,324	155,918	120,514
Interest and other (income) expense	16,810	36,986	30,052	78,434
Other general and administrative expenses	80,011	96,017	168,918	157,160
Net loss	$485,159	$315,026	$2,069,272	$1,079,645

Our consolidated net loss for the three months ended March 31, 2021 was $485,159, compared to a consolidated net loss of $315,026 for the three months ended March 31, 2020. As a result of the consolidation of Lookout Mountain LLC, total exploration expenses of $223,546 were recorded on our statement of operations for the three months ended March 31, 2021, compared with $12,749 for the three months ended March 31, 2020. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2020, an increase in salaries and benefits resulting from adding an additional corporate officer, and increases in investor and legal fees resulting from costs associated with the preparation for the shareholder meeting held in April 2021, offset by reduced investor relations consulting fees during the three months ended March 31, 2021. These cost increases were offset by the reduction of interest expense and accretion of the discount on senior notes payable as a result of paying off significant debt late in fiscal year 2020. Insurance expense was somewhat higher in the comparative period due to the normal increases the industry is experiencing.

Our consolidated net loss for the six months ended March 31, 2021 was $2,069,272, compared to a consolidated net loss of $1,079,645 for the six months ended March 31, 2020. As a result of the consolidation of Lookout Mountain LLC, total exploration expenses of $1,400,072 were recorded on our statement of operations for the six months ended March 31, 2021, compared with $159,231 for the six months ended March 31, 2020. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2020, an increase in salaries and benefits resulting from adding an additional corporate officer, all of which were offset by the non-recurrence of the loss on modification of debt, and the reduction of interest expense and accretion of the discount on senior notes payable as a result of paying off significant debt late in fiscal year 2020. Insurance expense was somewhat higher in the first six months of 2021 due to the normal increases the industry is experiencing. Additionally, non-cash stock option expenses decreased slightly with the reduced number of options granted and the application of variables to their fair values in the most recent period compared to the six months ended March 31, 2020.

Subject to adequate funding in 2021, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At March 31, 2021, we had assets of $15,186,062, consisting of cash of $763,937; property, mineral rights and equipment of $13,801,275, net of depreciation, reclamation bonds of $538,696, and prepaid expenses, deposits and other assets in the amount of $82,154.

On March 31, 2021, we had total liabilities of $716,726 and total assets of $15,186,062. This compares to total liabilities of $792,085 and total assets of $16,886,921 on September 30, 2020. As of March 31, 2021, our liabilities consist of $115,431 for asset retirement obligations, $300,000 of senior unsecured note payable – related party, and $109,520 of trade payables and accrued liabilities and $191,775 of interest and expenses payable to related parties. Of these liabilities, $301,295 are due within twelve months. The liabilities compared to September 30, 2020 have changed as a result of a decrease in accrued payables offset by increases in accrued liabilities and accrued interest - related party. The decrease in total assets was due to the usage of cash to reduce accounts payable and to pay Company operating expenses.

On March 31, 2021, we had working capital of $539,096 and stockholders’ equity of $14,469,336 compared to working capital of $2,155,400 and stockholders’ equity of $16,094,836 for the year ended September 30, 2020. Working capital experienced an unfavorable change because of the decrease in cash associated payments of accounts payable and operating expenses, offset by increases in accrued expenses – related party and accrued interest - related party.

During the six months ended March 31, 2021, we used cash from operating activities of $2,079,919, compared to cash used of $505,517 for the six months ended March 31, 2020. The use of cash from operating activities results primarily from the net loss of $2,069,272 for the six-month period ended March 31, 2021 compared to net loss of $1,079,645 for the six months ended March 31, 2020. Changes to the net loss for the comparative periods are described above.

During the six-month period ended March 31, 2021, cash of $6,380 was provided by investment activities, compared with cash of $70,709 provided for the six-month period ended March 31, 2020. During the six months ended March 31, 2021, we received $52,380 for lease payments to us for company-owned mineral properties offset by $46,000 paid for mineral rights, compared to cash received of $12,500 for refunds of reclamation bonds paid previously and $58,209 for lease payments to us for company-owned mineral properties for the six months ended March 31, 2020.

During the six-month period ended March 31, 2021, $316,750 was provided by financing activities, compared to cash of $571,716 provided during the six-month period ended March 31, 2020. For the six-month period ended March 31, 2020, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs, and $28,294 cash was used for payment of the payment obligation.

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

At March 31, 2021, we had working capital of $539,096. We have a cash balance of approximately $763,937 and approximately $301,295 outstanding in current liabilities. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as those we have planned, will result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Financing Activities

None

Subsequent Events

Subsequent to March 31, 2021, holders of Class D and Class H Warrants exercised a total of 2,150,000 warrants for $0.14 per share and received 2,150,000 shares of the Company’s common stock for total cash proceeds of $301,000 to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended March 31, 2021, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

TIMBERLINE RESOURCES CORPORATION
By: /s/ Patrick Highsmith ___________________________________ Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer) Date: May 14, 2021
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 14, 2021