Form 10-Q
period 2021-06-30
Timberline Resources Corp
filed 2021-08-16
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 EAST LAKESIDE AVENUE
COEUR D’ALENE, ID	83814
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value, (Title of Class)

Trading symbols and exchanges:  TLRS, OTCQB  TBR, TSX-V

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

Number of shares of issuer’s common stock outstanding at August 16, 2021: 139,558,522

INDEX

Page

PART I — FINANCIAL INFORMATION4

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK23

ITEM 4. CONTROLS AND PROCEDURES23

PART II — OTHER INFORMATION24

ITEM 1. LEGAL PROCEEDINGS.24

ITEM 1A. RISK FACTORS24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.24

ITEM 4.  MINE SAFETY DISCLOSURES24

ITEM 5.  OTHER INFORMATION24

ITEM 6. EXHIBITS.25

SIGNATURES26

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

As of June 30, 2021, the pandemic had not materially impacted the Registrants’ financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2021.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of June 30, 2021, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of June 30, 2021, Timberline Resource’s available cash is $2,559,106. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

FINANCIAL STATEMENTS (UNAUDITED):

Consolidated balance sheets5

Consolidated statements of operations6

Consolidated statements of changes in stockholders’ equity7

Consolidated statements of cash flows8

Notes to consolidated financial statements9 - 14

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$2,559,106	$2,520,726
Prepaid expenses and other current assets	45,032	14,144
Subscriptions receivable	2,492,493	-
TOTAL CURRENT ASSETS	5,096,631	2,534,870

Property, mineral rights, and equipment, net	13,793,084	13,807,655

OTHER ASSETS:
Reclamation bonds	538,696	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	544,396

TOTAL ASSETS	$19,434,111	$16,886,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$116,339	$173,981
Accrued expenses	13,780	39,440
Accrued expenses – related party	3,536	-
Accrued interest – related party	205,776	142,492
Accrued payroll, benefits and taxes	37,204	23,557
Senior unsecured note payable – related party	300,000	-
TOTAL CURRENT LIABILITIES	676,635	379,470

LONG-TERM LIABILITIES:
Asset retirement obligation	116,839	112,615
Senior unsecured note payable – related party	-	300,000
TOTAL LONG-TERM LIABILITIES	116,839	412,615
TOTAL LIABILITIES	793,474	792,085

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 125,429,390 and 112,075,224 shares issued and outstanding, respectively	125,429	112,075
Subscribed shares	333,333	-
Shares to be issued	2,492,493	-
Additional paid-in capital	82,652,745	79,613,593
Accumulated deficit	(66,963,363)	(63,630,832)
TOTAL STOCKHOLDERS' EQUITY	18,640,637	16,094,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,434,111	$16,886,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended			Nine months ended
	June 30,			June 30,
	2021	2020		2021	2020

OPERATING EXPENSES:
Mineral exploration	$427,908	$30,221		$1,827,980	$189,452
Salaries and benefits	74,584	49,931		230,502	242,545
Professional fees	39,384	10,224		160,257	129,689
Insurance expense	38,766	21,607		102,367	73,785
Other general and administrative	638,053	50,087		936,809	300,409
Impairment loss on claims – Elder Creek	-	1,218,715		-	1,218,715
TOTAL OPERATING EXPENSES	1,218,695	1,380,785		3,257,915	2,154,595

LOSS FROM OPERATIONS	(1,218,695)	(1,380,785)		(3,257,915)	(2,154,595)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(22,165)	(691)		(10,037)	(297)
Loss on debt modification – related party	-	-		-	(195,611)
Interest expense	-	(3,230)		-	(22,761)
Interest expense – related party	(22,424)	(47,075)		(64,658)	(138,187)
Miscellaneous other income	25	3		79	28
TOTAL OTHER INCOME (EXPENSE)	(44,564)	(50,993)		(74,616)	(356,828)

LOSS BEFORE INCOME TAXES	(1,263,259)	(1,431,778)		(3,332,531)	(2,511,423)

INCOME TAX PROVISION (BENEFIT)	-	-		-	-

NET LOSS	$(1,263,259)	$(1,431,778)		$(3,332,531)	$(2,511,423)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.01)	$(0.02)		(0.03)	$(0.03)
			$

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	118,906,357	74,895,260		115,200,298	74,265,698

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock		Subscribed Shares & Shares To Be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, September 30, 2020	112,075,224	$112,075	$-	$79,613,593	$(63,630,832)	$16,094,836
Common stock issued for exercise of warrants	950,000	950	-	132,050	-	133,000
Stock based compensation	-	-	-	127,022	-	127,022
Net loss	-	-	-	-	(1,584,113)	(1,584,113)
Balance December 31, 2020	113,025,224	$113,025	$-	$79,872,665	$(65,214,945)	$14,770,745
Common stock issued for exercise of warrants	1,312,500	1,312	-	182,438	-	183,750
Net loss	-	-	-	-	(485,159)	(485,159)
Balance, March 31, 2021	114,337,724	$114,337	$-	$80,055,103	$(65,700,104)	$14,469,336
Common stock issued for exercise of warrants	2,150,000	2,150	-	298,850	-	301,000
Common stock and warrants issued for cash	8,941,666	8,942	-	1,779,392	-	1,788,334
Common stock to be issued for cash	-	-	333,333	-	-	333,333
Subscribed shares	-	-	2,492,493	-	-	2,492,493
Stock based compensation	-	-	-	519,400	-	519,400
Net loss	-	-	-	-	(1,263,259)	(1,263,259)
Balance, June 30, 2021	125,429,390	$125,429	$2,825,826	$82,652,745	$(66,963,363)	$18,640,637

Balance, September 30, 2019	67,395,260	$67,395	$-	$74,568,258	$(60,253,741)	$14,381,912
Common stock and warrants issued for cash	7,500,000	7,500	-	592,500	-	600,000
Stock based compensation	-	-	-	161,100	-	161,100
Warrants issued for extinguishment of debt – related party	-	-	-	170,500	-	170,500
Net loss	-	-	-	-	(764,619)	(764,619)
Balance, December 31, 2019	74,895,260	74,895	$-	75,492,358	(61,018,360)	14,548,893
Net loss	-	-		-	(315,026)	(315,026)
Balance, March 31, 2020	74,895,260	$74,895	$-	$75,492,358	$(61,333,386)	$14,233,867
Net loss	-	-		-	(1,431,778)	(1,431,778)
Balance, June 30, 2020	74,895,260	$74,895	$-	$75,492,358	$(62,765,164)	$12,802,089

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,332,531)	$(2,511,423)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	646,422	161,100
Accretion of asset retirement obligation	4,224	22,298
Amortization of discount on senior unsecured notes payable – related party	-	47,320
Loss on extinguishment of debt – related party	-	195,611
Impairment loss on claims – Elder Creek	-	1,218,715
Changes in assets and liabilities:
Prepaid expenses and other current assets	(30,888)	(22,760)
Accounts receivable	-	118,525
Accounts payable	(57,642)	(71,412)
Accrued expenses	(25,660)	(82,529)
Accrued interest	-	(5,125)
Accrued expenses – related party	3,536	-
Accrued interest – related party	63,284	90,868
Accrued payroll, benefits and taxes	13,647	37,020
Net cash used by operating activities	(2,715,608)	(801,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(64,000)	-
Proceeds from lease of mineral rights	78,571	84,313
Proceed from LM LLC – bond advance	-	205,194
Refund of reclamation bond	-	12,500
Net cash provided by investing activities	14,571	302,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	1,788,334	600,000
Proceeds from subscribed shares	333,333	-
Payments on payment obligation	-	(28,294)
Proceeds from exercise of warrants	617,750	-
Net cash provided by financing activities	2,739,417	571,706

Net increase in cash and cash equivalents	38,380	71,921

CASH AT BEGINNING OF PERIOD	2,520,726	30,757

CASH AT END OF PERIOD	$2,559,106	$102,678

Non-cash financing and investing activities:
Shares of common stock to be issued under subscription	$2,492,493	$-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.Basis of Presentation and Going Concern – The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company has sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.New Accounting Pronouncements - In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives And Hedging - Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity.  The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

c.Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions. Due to the change in ownership of Lookout Mountain LLC and the associated transfer to the Company of all management and approval responsibilities, the Company began consolidating all balance sheet and expense transactions relative to the Lookout Mountain Project into its consolidated financial statements as of July 29, 2020.

d.Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, the Company determines to focus its exploration efforts elsewhere, claims fees and holding fees are not remitted, or for other

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

reasons, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

e.Property Holding Costs – Holding costs to maintain a property, excluding mineral lease payments, are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

f.Fair Value Measurements – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At June 30, 2021 and September 30, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including a senior unsecured note payable-related party, approximate fair value at June 30, 2021 and September 30, 2020.

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

June 30, 2021 (Unaudited)

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

The dilutive effect of convertible and outstanding securities as of June 30, 2021 and 2020 is as follows:

	June 30, 2021	June 30, 2020
Stock options – vested	8,722,500	5,400,000
Warrants	67,628,336	45,541,908
Total potential dilution	76,350,836	50,941,908

At June 30, 2021 and 2020, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at June 30, 2021 and September 30, 2020, respectively:

	Expected Useful Lives (years)	June 30, 2021	September 30, 2020

Mineral rights - Eureka	-	$13,676,607	$13,701,178
Mineral rights – Other	-	65,000	55,000
Total mineral rights		13,741,607	13,756,178

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment	-	175,305	175,305
Less accumulated depreciation	-	(123,828)	(123,828)
Property, mineral rights, and equipment, net	-	$13,793,084	$13,807,655

For the nine months ended June 30, 2021 and 2020, the Company received mineral lease payments of $78,571 and $84,313, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. Monthly payments in the amount of approximately $8,700 terminated subsequent to the end of the period on July 31,2021 due to the termination of the lease by the lessee. These receipts are recorded as a reduction to property, mineral rights, and equipment.

On June 25, 2021, in accordance with the terms of the leases, the lessee notified Timberline that it had elected to terminate its leases on the two property blocks effective June 30, 2021.  The monthly payments in the amount of approximately $8,700 will cease for subsequent periods due to the termination of the lease.  The claims in question had seen no exploration activity in many years, and they remain the property of BH Minerals USA, Inc., a wholly owned subsidiary of the Company.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

A senior unsecured note payable and interest accrued thereon payable to William Matlack, a shareholder and director of the Company, is disclosed in Note 5.

One corporate shareholder, which is related to a director of the Company, purchased 1,250,000 Units of the of the private placement offering which closed on June 25, 2021, which is disclosed in Note 6, on the same terms as other investors in the offering.

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

At June 30, 2021, two officers were owed a total of $3,536 for expenses recorded in accounts payable – related party on the consolidated balance sheet that were reimbursed subsequent to the end of the period.

NOTE 5 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”). Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. At June 30, 2021 and at September 30, 2020, the senior unsecured note payable was $300,000.

The accrued interest on the senior unsecured note payable was $205,776 and $142,492 at June 30, 2021 and September 30, 2020, respectively. Interest expense related to the senior unsecured note payable to this related party was $22,424 and $47,075 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $64,658 and $138,187 for the nine months ended June 30, 2021 and June 30, 2020, respectively.

The $300,000 senior unsecured note payable is senior to any other debt obtained by the Company subsequent to June 30, 2021. The senior unsecured note payable requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on the note. No payments have been made by the Company to the Lender; however, with the common stock private placement financing completed during June and July 2021, the 25% is payable to the holder, and the principal therefore is classified as a current liability at June 30, 2021. Management is working with the holder to pay $250,000 prior to the end of fiscal year 2021 to pay the interest payable on the note and a portion of the note principal and negotiate an amendment to the terms of the note. The Lender provided a waiver of default as of September 30, 2020 on the note that would otherwise have occurred due to such non-payment of the 25% of proceeds at the time of the financing in 2020.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY:

Common Shares - Private Placement

On June 25, 2021, the Company closed on total subscriptions for a private placement offering for 23,070,798 Units of the Company at a price of $0.20 per Unit. Each Unit consisted of one share of common stock of the Company and one-half common share purchase Series M Warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.30 per share until the Warrant expiration date of May 31, 2023. A total of 8,941,666 shares and 5,304,166 Warrants were paid for and issued during the quarter ended June 30, 2021, for net proceeds of $1,788,334 to the Company. Another $333,333 was received for shares subscribed but not yet issued as of the end of the quarter. Additionally, 102,000 broker Warrants were issued for finders fees. No cash was paid for finders fees during the quarter ended June 30, 2021. The units subscribed but not yet paid for at June 30, 2021 were accounted for as subscriptions receivable of $2,492,493. Subsequent to the close of the quarter ended June 30, 2021, and prior to the issuance of the financial statements for that period, cash of $2,375,393, net of $117,100 finders fees, was received and 14,129,132 shares and 6,725,481 Warrants were issued to complete the private placement transactions, including 494,248 Warrants issued for finders fees.

Common Shares issued for Exercise of Warrants

During the three months ended June 30, 2021, holders of Series D Warrants exercised 1,775,000 warrants for $0.14 per share to acquire 1,775,000 shares of the Company’s common stock for total cash proceeds of $248,500 to the Company. Also, holders of Series H Warrants exercised 375,000 warrants for $0.14 per share to acquire 375,000 shares of the Company’s common stock for total cash proceeds of $52,500 to the Company. During the three months ended June 30, 2021, 9,000,000 Series D warrants expired.

During the nine months ended June 30, 2021, holders of Series D Warrants exercised 3,500,000 warrants for $0.14 per share to acquire 3,500,000 shares of the Company’s common stock for total cash proceeds of $490,000 to the Company. Also, holders of Series E Warrants exercised 537,500 warrants for $0.14 per share to acquire 537,500 shares of the Company’s common stock for total cash proceeds of $75,250 to the Company. Also, holders of Series H Warrants exercised 375,000 warrants for $0.14 per share to acquire 375,000 shares of the Company’s common stock for total cash proceeds of $52,500 to the Company.  At June 30, 2021, the Company has a total of 67,628,336 warrants outstanding.

	Shares	Exercise Price ($)	Expiration Date
Warrants:
Outstanding and exercisable at September 30, 2020	75,634,670
Series M Warrants issued June 25, 2021	5,304,166	0.30	May 31, 2023
Series M Warrants issued for finders fees	102,000	0.30	May 31, 2023
Series D Warrants exercised	(3,500,000)	0.14
Series E Warrants exercised	(537,500)	0.14
Series H Warrants exercised	(375,000)	0.14
Series D Warrants expired April 30, 2021	(9,000,000)	0.14
Outstanding and exercisable at June 30, 2021	67,628,336

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

On May 6, 2021, the Company granted a total of 2,785,000 options to employees, consultants, officers and directors to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25. All options vested upon issuance.

The fair value of the option awards granted and vested during the three months ended June 30, 2021 and 2020 was $519,400 and nil. The fair value of the option awards granted and vested during the nine months ended June 30, 2021 and 2020 was $646,422 and $161,100, respectively. The fair value of unvested options will be recognized as compensation in the amount of $44,321 in each of the following three years covered by the vesting period. Fair values of options issued

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted at May 6, 2021	Options Granted at October 8, 2020	Options Granted at October 29, 2019
Expected volatility	167.9%	171.9%	149.5%
Stock price on date of grant	$0.20	$0.25	$ 0.07
Exercise price	$0.25	$0.25	$ 0.08
Expected dividends	-	-	-
Expected term (in years)	5	5	5
Risk-free rate	0.05%	0.09%	1.66%
Expected forfeiture rate	0%	0%	0%
Fair value at grant date	$519,400	$259,985	$161,100

The following is a summary of options issued and outstanding at June 30, 2021:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,280,000	$0.26
Granted	2,550,000	0.08
Expired	(430,000)	(0.43)
Outstanding at September 30, 2020	5,400,000	0.16
Granted	3,885,000	0.25
Expired	-	-
Outstanding at June 30, 2021	9,285,000	$0.20
Outstanding and exercisable at June 30, 2021	8,722,500	$0.20
Weighted average remaining contractual term (years)		3.22

The aggregate of options exercisable as of June 30, 2021 had an intrinsic value of $517,500, based on the closing price of $0.23 per share of the Company’s common stock on June 30, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

The Company has the following commitments and contingencies:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total approximately $236,277 per year in the future.

Real Estate Lease Commitments

At September 30, 2020, the Company had real estate lease commitments for certain mineral properties totaling $72,000 annually. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

NOTE 9 – SUBSEQUENT EVENTS:

With the exception of events described in Note 6, as evaluated through the financial statement issuance date, there were no material events subsequent to June 30, 2021 that require disclosure.

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

We are listed on the OTCQB, where we trade under the symbol “TLRS”, and on the TSX Venture Exchange, where we trade under the symbol "TBR".

Corporate Update

In January 2021, we announced the appointment of Mr. Patrick Highsmith, our President and CEO, to the board of directors effective January 1, 2021. At the Company’s annual meeting of shareholders on April 14, 2021, our shareholders approved a downsized board of directors, including five members: Leigh Freeman (Chairman), Quinton Hennigh, Patrick Highsmith, William Matlack, and Don McDowell. In another event subsequent to the end of the quarter, on May 6, 2021 we announced the appointment of Ms. Pamela Saxton to the board of directors. On August 6, 2021, Quinton Hennigh resigned from the board of directors as he accepted an executive position at Crescat Capital, a major shareholder of Timberline.

Summary of Exploration Activities for the Three Months ended June 30, 2021:

Exploration activities undertaken during the quarter ending June 30, 2021 continued advance of numerous Carlin-type gold occurrences within the 62 km2 (24 mi2) Eureka Project land position.  In 2020 we demonstrated that there are many high-grade (defined as ≥ 3 g/t) gold intercepts both inside the existing resource and beyond its limits, that can add significant size and value to our flagship project. The Carlin-type gold resource at Lookout Mountain includes oxide mineralization that is exposed at the surface which provides a strong foundation for resource expansion.  Nonetheless, we believe the best growth potential at Eureka will come from discovery of high-grade gold associated with many under-drilled targets at Lookout Mountain and elsewhere across the Eureka property. The 2021 program is designed to advance exploration towards discovery of additional high-grade gold through drill testing in step-outs beyond the limits of the current resource area and by advancing new targets through geologic, geochemical, and geophysical evaluations.

Highlights of the 2021 exploration program to-date include:

•Completed approximately 23% (1,409m) of the planned reverse circulation (RC) drilling at the Eureka Project – 5 holes completed in the Lookout Mountain area;

•Completed a controlled source audio magnetotellurics (CSAMT) geophysics survey, spanning 19 line-kilometers along four survey lines;

•Commenced an induced polarization/resistivity (IP) survey – planned for 29 line-kilometers primarily in the Windfall area;

•Geological mapping well underway in the central Oswego Trend and northern Lookout Trend; and

•Completed an orientation soil survey across the Windfall Trend and approximately 700 soil geochemical samples in the northern portion of the property.

Drilling

During late 2020 and early 2021 we announced drill results confirming new areas of high-grade gold inside the existing resource and to the east in the Water Well Zone (WWZ) (see Company news releases December 1, 2020 and January 7, 2021). Much of the Lookout Mountain gold resource is associated with a significant alteration zone and related collapse brecciation along the east-dipping Footwall Fault (Figure 2). East of that structure, high-angle faults cut the graben zone and some may be related to known gold mineralization we discovered in the WWZ (see Company news releases dated April 20, 2015 and January 7, 2021).  The Graben Zone also hosts a 2 km-long strong IP (chargeability) anomaly near its central axis (Figure 1).

The Timberline team has applied geophysics in conjunction with geologic mapping and 3D modeling to develop these targets for testing in the 2021 drill program. RC drilling commenced in mid-July and five holes (1,409 meters) have been completed at the time of this writing (Figure 1). Three of these holes were aimed at expanding the WWZ mineralization to the north, including the northernmost hole, which is more than 200 meters from previous high-grade intercepts. The high-grade WWZ remains open to the northwest, north, south, and east. Several more holes are planned in 2021 to test the zone to the northwest and southeast. The first phase of drilling also included two new target areas to the southwest from the historic Lookout Mountain Pit.

Drilling is on hiatus during August, but drilling will restart in September when drill rigs and crews rotate back to the Eureka Project. The Company has been successful in securing a drilling contractor during a busy year by agreeing to flexibility in schedule so that drillers can manager other commitments in parallel. Timberline expects this drill program to run at least until November 2021.

Figure 1.  Lookout Mountain Gold Resource Area and Graben Zone with Major Faults, IP anomalies, and 2021 Planned Drill Holes in Target Areas

Geophysics

During the quarter ending June 30, 2021, Zonge Geosciences, Inc. (Zonge) completed a CSAMT survey along four lines totaling 19 line-kilometers (Figure 3).  The four survey lines transect six major target areas on the Eureka Project: (1) Water Well Zone; (2) West Lookout; (3) Oswego; (4) Rocky Canyon; (5) the gap between South Lookout and the South Adit Zone; and (6) Windfall.  These data are expected to provide enhanced insights into the alteration, structural geology, and stratigraphy of the rocks in three dimensions.  This will be helpful in interpreting how best to drill in some of the newer target areas.  It will also improve understanding how the three major trends on the property are related, the Windfall, the Oswego, and the Lookout Trends.  Processing, analysis, and interpretation of the CSAMT data are on-going and will be integrated with new IP data and recent geologic mapping.

Since completion of the CSAMT survey, in mid-July Zonge has begun a new 29 line-kilometer IP survey.  The IP survey builds on the very successful work conducted during late 2020 and will include multiple lines in the Windfall target area (Figure 3).

Figure 2.  Lookout Mountain Geologic Cross Section and Schematic Gold Targets

Timberline RESOURCES
W
E
Lookout Mtn. Resource
508K oz M&I
141 K oz Inf
Graben Zone
Oswego Road-Cut
85.7m @ 12.38 g/t
Faults
Footwall Fault
Dugout Tunnel Fault
Target Areas
Elevation (m)
3000
2500
2000
1500
1000
Ds
Dnl
Slm
Oav
Oe
Ogn
Oeh
Cs
Cg
Ch
Cw
Cd
Tr
Ce
Cp
Cpm
0
500 m
1 km

Generalized stratigraphy of units displayed in cross section

Gold Resource (MDA, 2013)
Overburden
Tr - Tertiary (Eocene) volcanic rocks
Ds (Dnu) - Simonson Dolomite
Dnl - lower Nevada Fm
Slm - Lone Mtn Dolomite
Ohc - Hanson Creek Fm
Oe - Eureak Quartzite
Oeh
Oav - Antelope Valley Fm
Ogn - Goodwin-Ninemile Fm
Op
Cw - Windfall Fm
Cd - Dunderberg Shale
Ch - Hamburg Dolomite
Cs - Secret Canyon Shale
Cg - Geddes Limestone
Ce - El Dorado Dolomite
Cp - Pioche Shale
Cpm - Prospect Mtn Quartzite
District Mineralization
Archimedes
Lookout Mtn
Windfall
Ruby Hill
(Eureka)
Pb-Zn-Ag-Au

** Timberline cautions that similar geology to an active or past-producing mine does not indicate that mineralization will occur on Timberline's property, and if present, that it will occur in sufficient quantity or grade that would be economic to mine.*

Figure 3.  Eureka Project Geologic Trends, and 2021 Geophysical Survey and Soil Sample Locations

Timberline RESOURCES
N
Windfall
Windfall Trend
Oswego
Rocky Canyon
Lookout
Water Well Zone
Oswego
West Lookout
Mtn
Trend
Lookout Mtn Gold Resource
South Lookout
Trend
0
1,000
2,000
Meters
1397
50
25
10
5
0
Au (ppb) In Soils
2021 Soil Sampling
Historic Open Pit
Property Outline
2021 IP- In Progress
2021 CSAMT - (completed)
2020 IP/Resistivity
20210807 Eureka 2021 Proposed Exploration Sites

Timberline RESOURCES

Eureka: Lookout Mountain Project

Geophysics Coverages

Scale:	1:18,737	Date: 8/7/2021	
Datum: NAD 1983 UTM Zone 11N			
20210807 Eureka 2021 Proposed Exploration Sites

Geochemistry

The gold systems at the Eureka Project often come to the surface where faults and altered rocks can be expressed in gold and pathfinder elements detectable in soils. Each of the three major trends at Eureka is reflected in gold anomalies in existing soils geochemical data (Figure 3), but the northern portion of the property position was never covered by previous workers.

In the quarter ending June 30th, we initiated a soil geochemical survey across unsurveyed areas of the property.  The survey began with an orientation survey to test sampling and analytical methodology over an area of known mineralization.  Systematic sampling commenced after a period of training and completion of the orientation survey; the sampling team has collected approximately 700 samples at the time of this writing.  The new sampling augments the existing geochemical coverage (Figure 3) across the projected northern extensions of the three gold trends on the property.  Initial samples have been submitted to ALS Global Laboratory for analysis by new state-of-the-art ultra-trace level technology which is likely to yield much more robust and comprehensive data than seen in previous surveys.  The soil geochemistry survey is expected to provide high-resolution data that will support future drill targeting.

Results of Operations for the nine months ended June 30, 2021 and 2020

Consolidated Results

(US$)	Three Months Ended June 30,		Nine months Ended June 30,
	2021	2020	2021	2020
Exploration expenses:
Eureka	$330,599	$14,221	$1,471,948	$173,452
Other exploration properties	97,309	-	356,032	-
Total exploration expenditures	427,908	14,221	1,827,980	173,452
Non-cash expenses:
Stock option expenses	519,400	-	646,422	161,100
Depreciation, amortization and accretion	1,408	18,133	4,224	22,298
Accretion of discount on senior note payable	-	15,533	-	47,320
Loss on extinguishment of debt	-	-	-	195,611
Impairment of claims	-	1,218,715	-	1,218,715
Total non-cash expenses	520,808	1,252,381	650,646	1,645,044
Professional fees expenses	39,384	10,224	160,257	129,689
Insurance expenses	38,766	21,607	102,367	73,785
Salaries and benefits expenses	74,584	49,931	230,502	242,545
Interest and other (income) expense	44,564	35,460	74,616	113,897
Other general and administrative expenses	117,245	47,954	286,163	133,011
Net loss	$1,263,259	$1,431,778	$3,332,531	$2,511,423

Our consolidated net loss for the three months ended June 30, 2021 was $1,263,259, compared to a consolidated net loss of $1,431,778 for the three months ended June 30, 2020. As a result of the consolidation of Lookout Mountain LLC, total exploration expenses of $427,908 were recorded on our statement of operations for the three months ended June 30, 2021, compared with $14,221 for the three months ended June 30, 2020. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2020, share-based compensation resulting from stock options issued to directors, officers and consultants, an increase in salaries and benefits resulting from adding an additional corporate officer, and increases in investor and legal fees resulting from costs associated with the preparation for the shareholder meeting held in April 2021, offset by reduced investor relations consulting fees during the three months ended June 30, 2021. These cost increases were offset by the reduction of interest expense and accretion of the discount on senior notes payable as a result of paying off significant debt late in fiscal year 2020. Insurance expense was somewhat higher in the comparative period due to the normal increases the industry is experiencing.

Our consolidated net loss for the nine months ended June 30, 2021 was $3,332,531, compared to a consolidated net loss of $2,511,423 for the nine months ended June 30, 2020. As a result of the consolidation of Lookout Mountain LLC, total exploration expenses of $1,827,980 were recorded on our statement of operations for the nine months ended June 30, 2021, compared with $173,452 for the nine months ended June 30, 2020. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2020, an increase in share-based compensation resulting from stock options issued to directors, officers and consultants, an increase in salaries and benefits resulting from adding an additional corporate officer, all of which were offset by the non-recurrence of the loss on modification of debt, the non-recurrence of a charge for impairment of claims, and the reduction of interest expense and accretion of the discount on senior notes payable as a result of paying off significant debt late in fiscal year 2020. Insurance expense was somewhat higher in the first nine months of 2021 due to the normal increases the industry is experiencing.

As made possible by the additional funding in 2021, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At June 30, 2021, we had assets of $19,434,111, consisting of cash of $2,559,106, subscriptions receivable of $2,492,493, property, mineral rights and equipment of $13,793,084, net of depreciation, reclamation bonds of $538,696, and prepaid expenses, deposits and other assets in the amount of $50,732.

On June 30, 2021, we had total liabilities of $793,474 and total assets of $19,434,111. This compares to total liabilities of $792,085 and total assets of $16,886,921 on September 30, 2020. As of June 30, 2021, our liabilities consist of $167,323 of trade payables and accrued liabilities, $209,312 of interest and expenses payable to related parties, $116,839 for asset retirement obligations, and $300,000 of senior unsecured note payable – related party. Of these liabilities, $416,839 are due within twelve months. The liabilities compared to September 30, 2020 experienced a minor net change as a result of a decrease in accrued trade payables offset by increases in accrued liabilities and accrued interest - related party. The increase in total assets was due to the infusions of cash and subscriptions receivable from private placements of our equity, offset by uses of cash to reduce accounts payable and to pay Company operating expenses.

On June 30, 2021, we had working capital of $4,419,996 and stockholders’ equity of $18,640,637 compared to working capital of $2,155,400 and stockholders’ equity of $16,094,836 for the year ended September 30, 2020. Working capital increased due to the increase in cash and subscriptions receivable associated with the private placement near the close of the quarter ended June 30, 2021, enhanced by reductions of accounts payable, and offset by increases in accrued expenses and accrued interest - related party and the current status of the senior unsecured note payable to a related party.

During the nine months ended June 30, 2021, we used cash from operating activities of $2,715,608, compared to cash used of $801,792 for the nine months ended June 30, 2020. The use of cash from operating activities results primarily from the net loss of $3,332,531 for the nine-month period ended June 30, 2021 compared to net loss of $2,511,423 for the nine months ended June 30, 2020. Each of the comparable periods experienced significantly different non-cash effects as a result of changes in stock-based compensation and non-recurrence of loss on extinguishment of debt and loss on abandonment of claims. Changes to the net loss for the comparative periods are described above.

During the nine-month period ended June 30, 2021, cash of $14,571 was provided by investment activities, compared with cash of $302,007 provided for the nine-month period ended June 30, 2020. During the nine months ended June 30, 2021, we received $78,571 for lease payments to us for company-owned mineral properties offset by $64,000 paid for mineral rights, compared to cash received of $12,500 for refunds of reclamation bonds paid previously, $205,194 from LM LLC for an advance on reclamation bond refunds due on claims assigned to LM LLC and $84,313 for lease payments to us for company-owned mineral properties for the nine months ended June 30, 2020.

During the nine-month period ended June 30, 2021, $2,739,417 was provided by financing activities, compared to cash of $571,706 provided during the nine-month period ended June 30, 2020. For the nine-month period ended June 30, 2021, cash of $1,788,334 was provided through the sale of stock and warrants, $617,750 provided by the exercise of warrants and $333,333 from the proceeds from stock subscriptions paid for which stock had not yet been issued.  For the nine-month period ended June 30, 2020, cash of $600,000 was provided through the sale of stock and warrants, net of offering costs, and $28,294 cash was used for payment of the payment obligation.

Going Concern:

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2020 disclose a ‘going concern’ qualification to our ability to continue in business. These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, may make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

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

At June 30, 2021, we had working capital of $4,419,996. We have a cash balance of approximately $2,559,106 and approximately $676,635 outstanding in current liabilities. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with planned exploration programs that require significant cash expenditures. A significant drilling program, such as those we have planned, will result in depletion of cash and may return us to a position of insufficient cash to support normal operations for the following 12 months. Cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

We plan to follow up on our positive drill results on our Eureka and Paiute Projects. Principally, we plan to execute drilling as part of the ongoing exploration program at Eureka. Also, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties. We will require additional funding and/or reductions in exploration and administrative expenditures in future periods. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

Financing Activities

On June 25, 2021, we closed on total subscriptions for a private placement offering for 23,070,798 Units of the Company at a price of $0.20 per Unit. Each Unit consisted of one share of our common stock and one-half common share purchase Class M Warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of our common stock at a price of $0.30 per share until the Warrant expiration date of May 31, 2023. A total of 8,971,666 shares and 5,304,166 Warrants were paid for and issued during the quarter ended June 30, 2021, for net proceeds of $1,788,334 to the Company. Another $333,333 was received for shares subscribed but not yet issued as of the end of the quarter. Additionally, 102,000 broker Warrants were issued for finders fees. No cash was paid for finders fees during the quarter ended June 30, 2021. The units subscribed but not yet paid for at June 30, 2021 were accounted for as subscriptions receivable of $2,492,493. Subsequent to the close of the quarter ended June 30, 2021, and prior to the issuance of the financial statements for that period, cash of $2,375,393, net of $117,100 finders fees, was received and 14,129,132 shares and 6,725,481 Warrants were issued to complete the private placement transactions, including 494,248 Warrants issued during the subsequent period for finders fees.

One corporate shareholder, which is related to a director of the Company, purchased 1,250,000 Units of the of the private placement offering which closed on June 25, 2021, which is disclosed in Note 6, on the same terms as other investors in the offering. The Offering was completed under Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”), solely to persons who qualify as accredited investors and in accordance with applicable securities laws.

Subsequent Events

With the exception of events described in Financing Activities above, as evaluated through the financial statement issuance date, there were no material events subsequent to June 30, 2021 that require disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended June 30, 2021, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.4	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.5	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.6	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8	Form of the Series K Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 13, 2021
4.9	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
4.10*	Form of the Series M Warrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION
By: /s/ Patrick Highsmith ___________________________________ Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer) Date: August 16, 2021
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 16, 2021