Form 10-K
period 2021-09-30
Timberline Resources Corp
filed 2021-12-20
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

As of March 31, 2021, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $11,172,349. This figure is based on the closing sale price of $0.23 per share of the Registrant’s common stock on March 31, 2021 on the OTCQB.

Number of shares of Common Stock outstanding as of December 20, 2021:  139,696,022

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the Registrant's definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 4, 2021.

PART I6

ITEM 1. DESCRIPTION OF BUSINESS6

ITEM 1A.  RISK FACTORS10

ITEM 1B. UNRESOLVED STAFF COMMENTS18

ITEM 2. DESCRIPTION OF PROPERTIES18

ITEM 3. LEGAL PROCEEDINGS47

ITEM 4. MINE SAFETY DISCLOSURES47

PART II48

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

EQUITY SECURITIES48

ITEM 6. SELECTED FINANCIAL DATA49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION49

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK54

ITEM 8. FINANCIAL STATEMENTS55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE75

ITEM 9A. CONTROLS AND PROCEDURES75

ITEM 9B. OTHER INFORMATION75

PART III76

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE76

ITEM 11. EXECUTIVE COMPENSATION80

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDERS MATTERS82

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE84

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES85

PART IV86

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES86

SIGNATURES88

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

As of September 30, 2021, the pandemic had not materially impacted the Registrants’ financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2021.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of September 30, 2021, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of September 30, 2021, Timberline Resource’s available liquidity is approximately $3,300,000. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I

Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

Certain of the technical reports referenced in this Annual Report use the terms "mineral resource," "measured mineral resource," "indicated mineral resource" and "inferred mineral resource". We advise investors that these terms are defined in and required to be disclosed in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. As a reporting issuer in Canada, we are required to prepare reports on our mineral properties in accordance with NI 43-101. We reference those technical reports in this Annual Report for informational purposes only, and such reports are not incorporated herein by reference. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Investors are cautioned not to assume that any part or all of mineral deposits in the above categories will ever be converted into reserves.

Effective January 1, 2021, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance, which are currently set for in Item 102 of Regulation S-K Subpart 1300) under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amendments more closely align the SEC’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards.

ITEM 1. DESCRIPTION OF BUSINESS

Incorporation and Early History

We were incorporated in the State of Idaho in August 1968 under the name Silver Crystal Mines, Inc., to engage in the business of exploring for precious metal deposits and advancing them toward production. We ceased exploration activities during the 1990’s and became virtually inactive. In December 2003, a group of investors purchased 80-percent of the issued and outstanding common stock from the then-controlling management team. In January 2004, we affected a one-for-four reverse split of our issued and outstanding shares of common stock and increased the number of our authorized shares of common stock to 100,000,000 with a par value of $0.001.

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

In August 2014, we closed our acquisition of Wolfpack Gold (Nevada) Corp. (“Wolfpack US”), a U.S. company and a wholly-owned subsidiary of Wolfpack Gold Corp., a Canadian-based resource company (“Wolfpack Gold”), that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada. As a result of this acquisition, we obtained cash and several projects at various stages of exploration in the gold trends in Nevada.

On March 17, 2015 Timberline signed a definitive option agreement to purchase 100% ownership in the Talapoosa Project in Nevada from Gunpoint Exploration Ltd. (Gunpoint). The Talapoosa Project is located in western Nevada and contains a resource of over 1 million ounces of gold. Under terms of the agreement Timberline paid Gunpoint $300,000 in cash and 2,000,000 shares of common stock on signing the agreement and was required to pay $10,000,000 (“Option Payment”) within 30 months of the agreement date to acquire 100% ownership, subject to significant contingent payments if the price of gold traded above US $1,600 per ounce for extended periods in the five (5) ensuing years. On October 26, 2016, the agreement was amended to extend the option exercise period to March 31, 2019 with the following schedule: payment of $1,000,000 and 1,000,000 common shares of the Company by March 31, 2017, payment of $2,000,000 and 1,000,000 common shares by March 31, 2018, and a final payment of $8,000,000 and 1.5 million common shares by March 31, 2019. Timberline chose to not make the required payment due on March 31, 2018, and, therefore, the Agreement was terminated, resulting in a $3.2 million write off of a loss on abandonment of mineral rights.

In May 2018, we entered into a definitive agreement to acquire ownership interests in two joint venture agreements in Nevada from Americas Gold Exploration, Inc (“AGEI”). The acquisition included a 73.7% interest in the Paiute property joint venture with Nevada Gold Mines LLC (“Nevada Gold”), and the opportunity to earn up to 65% ownership in the Elder Creek joint venture with McEwen Mining, Inc. The acquisition of the two joint venture ownership interests, at Elder Creek with McEwen Mining and at Paiute with Nevada Gold, from AGEI closed on August 14, 2018 for consideration of ten million shares of our common stock and five million warrants to purchase shares of our common stock. An additional five million warrants with the same terms were issued to AGEI contingent upon certain achievements. Upon closing, we became the operator at both of these joint venture projects.

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

During the year ended September 30, 2019, the Company recognized an abandonment expense of $48,500 relating to two patented mining claims at in the New York Canyon area of the Eureka property on which the Company had ceased making advance royalty payments.

On June 28, 2019, we entered into a Limited Liability Company Agreement (the “LLC” and the “LLC Agreement”) with PM & Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Lookout Mountain Gold Project, a significant portion of the Company’s broader Eureka property located on the southern end of the Battle Mountain-Eureka Trend near Eureka, Nevada. PM&G was a private firm incorporated in Nevada with an interest to explore and advance gold projects to production. The LLC Agreement called for PM&G to fund exploration and development activities in two stages for earned equity in the project. Timberline was to contribute certain claims that constituted the Lookout Mountain Project and adjacent historical Oswego Mine area to the LLC in exchange for its ownership position.

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

Under terms of the LLC Agreement, PM&G committed to $3,000,000 of work expenditure during each of the first two years following the agreement effective date of June 28, 2019. PM&G committed $755,605 towards the first-year obligation due on June 28, 2020, but failed to deliver sufficient capital to meet the required first year investment. Under the terms of the agreement, after written notice and a 30-day cure period, PM&G did not cure the matter and thereby resigned from the LLC Agreement giving up all claims and rights to the property.

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

Portions of our mineral properties at September 30, 2021 are owned by third parties and leased to us, or carry a financial commitment from us, as outlined in the following table:

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

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding. In 2017, gold traded between approximately $1,151 and $1,346 per ounce. In 2018, gold traded between approximately $1,175 and $1,355 per ounce. In 2019, gold traded between approximately $1,270 and $1,547 per ounce. In 2020, gold traded between approximately $1,474 and $2,067 per ounce. The price of gold was $1,943 per ounce in January 2021, but traded considerably lower during the year, reaching as low as $1,683 per ounce in March 2021, before rising back up to approximately $1,769 at the time of this writing. All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2017, silver traded between approximately $15.22 and $18.56 per ounce. In 2018, silver traded between approximately $13.97 and $17.52 per ounce. In 2019, silver traded between approximately $14.38 and $19.42 per ounce. In 2020, silver traded between approximately $12.01 and $28.89 per ounce. The price of silver was $27.27 per ounce in January 2021, and it continued to climb, reaching a peak of over $29 per ounce in February 2021, before settling back down to approximately $24 at the time of this writing. All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2021, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. As of the date of this report, we have working capital of $3,170,019. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months.

Full disclosure of the going concern qualification appears in Part II, Item 7 - Financial Condition and Liquidity, and also in the notes to the financial statements (See Note 2 – Summary of Significant Accounting Policies.)

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004. Since 2004, we have not yet established any mineral reserves. As a result, we have not had any revenues from our exploration activities. While we have had a wholly-owned drilling services subsidiary which has generated revenues in past fiscal years, we no longer own that business. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•$4,707,815 for the year ended September 30, 2021

•$3,377,091 for the year ended September 30, 2020; and

•$1,657,283 for the year ended September 30, 2019

We had an accumulated deficit of approximately $68.3 million as of September 30, 2021. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

We have not established that any of our mineral properties contain any mineral reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Regulation S-K subpart 1300 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the SEC's Regulation S-K subpart 1300 is remote. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines to extract those minerals. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines.

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

We have in the past, and may in the future, entered into joint ventures or other partnership arrangements with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows, and the price of our common stock.

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

We have not adopted any separate formal corporate policy regarding conflicts of interest; however, other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors. Additionally, our Code of Ethics does address areas of possible conflicts of interest. As of the date of filing of this report, we had two independent directors on our board of directors (Leigh Freeman and Pamela Saxton). We have formed three committees to ensure our legal compliance. We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.” We also formed a compensation committee comprised entirely of independent directors and a corporate governance and nominating committee, a majority of which is comprised of independent directors. At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of September 30, 2021, there are also outstanding options and warrants granted that are exercisable into 82,551,319 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 37.1% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

Eureka Project (Battle Mountain/Eureka Trend)

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

Property Description

The Eureka Project (Figure 2) includes the Lookout Mountain, Windfall and Oswego Trends. Mineralization generally occurs along north-to-south trending zones of gold mineralization, each approximately 3 to 4 miles (4.8-6.5 km) in strike length. Each of these mineralized zones is open and will require additional in-fill and step-out drilling. There are also other early-stage prospects on the property.

Historical production of gold in the district included approximately 112,000 oz at the Windfall Mine, which began operation in 1975 (Russell, 2005). An additional 17,700 oz of gold was produced from the Lookout Mountain Pit which operated in 1987 (Cargill, 1988, Jonson, 1991).

Timberline pays federal and county claim maintenance fees on the Eureka Project. The federal claim fees are due to the BLM before September 1 of each year, and the remainder is due to Eureka County on November 1 of each year. All unpatented mining claims on the Eureka property have been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

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
0 50 100 200 km
Document Name: 20200714_General Location NEVADA_Presentation Version
Copyright (c) 2014 Esri

Figure 2. Timberline’s Eureka Project Area and Gold Occurrences

Eureka District
Mines and Prospects
N
0 1 2 3 km
Ruby Hill/Archimedes Mine
(1) Production: 1.5 M oz 1998-2020
Resource: 4.1 M oz Ind; 3.7 M oz Inf
Fad Shaft
Ruby Hill Stopes
Wabash
Diamond
Dugout
Rocky Canyon
Geddes Bertrand
South Adit
Windfall Target
Lookout Mountain Target
Oswego Target
(2) Paroni Pit
30,000 oz
(2) Windfall Production
UG: 24,000 oz @ 0.368 oz/t
Open Pit: 31,000 oz @ 0.04 oz/t
(2) Lookout Mountain Pit
17,700 oz Au @ 0.12 oz/t
(2) Rustler Pit
Production: 50,000 oz
(2) Lookout Mountain Gold Resource (MDA, 2013):
508,000 oz @ 0.018 oz/t (M&I)
141,000 oz @ 0.012 oz/t (Inf)
(3) Oswego "Road Cut"
281 ft @ 0.36 oz/t Au
Open Pits
Drill Indicated Gold
2013 Gold Resource
District Au Occurrences
Major Highways
District Access_Roads
Land_2021Outline_m
References:
(1) I80 Gold Corp. NI43-101 Report, July 2021
(2) Timberline NI43-101, MDA (2013)
(3) Timberline Press Release dated June 12, 2018
Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), (c) OpenStreetMap contributors, and the GIS User Community
20211115 SE Historical Resource Letter

The following table summarizes the claims and royalties for the Eureka Project:

Table 1 - Eureka Project Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.	Unpatented	373	6,368 acres
Trail Timberline holds title	Unpatented	30	620 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	1,850 acres
Hoosac North Amselco 4% NSR	Unpatented	192	3,100 acres
Little Rosa (Hoosac royalty applies)	Patented	1	7 acres
Rambler (North Amselco royalty applies)	Patented	1	7 acres
TLRat Timberline holds title	Unpatented	5	72 acres
Silverado/TL 12 1%-3% NSR	Unpatented	47	947 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) 0 – 3% NSR	Unpatented	111	1,488 acres
Secret Canyon 1% NSR	Patented	6	36 acres
Windfall Timberline holds title; 4% NSR	Patented	13	165 acres
New York Canyon Timberline holds title; 4% NSR	Unpatented	45	862 acres
Q Claims Timberline holds title	Unpatented	104	2,149 acres

Total Unpatented Lode Claims		1,015	17,456 acres
Total Patented Lode Claims		21	215 acres
Grand Total of Claim Holdings		1,036	17,671 acres

We have the right to explore and develop the Lookout Mountain target subject to a mining lease and agreement dated August 22, 2003 with Rocky Canyon Mining amended on June 1, 2008. The lease term was extended to 20 years on June 1, 2008, and thereafter for as long as minerals are mined on the project. Advance royalty payments are $6,000 per month, or $72,000 per year. Pursuant to the amended lease, annual minimum exploration expenditures of $250,000 were required for five years commencing on June 1, 2008, and an additional expenditure of $250,000 was required before June 1, 2016, for a total minimum work commitment of $1,500,000. Timberline has fulfilled the work commitment on the Lookout Mountain target. A

3.5% NSR royalty, plus a 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims) exists on the Lookout Mountain claims.

During the year ended September 30, 2012, Timberline acquired the Windfall patented claims in a transaction of cash and shares valued at $500,000. There is a 4% NSR royalty on these claims.

The Secret Canyon/Oswego, South Ratto, and New York Canyon claim groups are owned by Timberline, subject to royalty agreements. NSR royalties of 2% exist on the projects for claims located within one mile of the Windfall Patented claims. A small portion of the Heiro-Syracuse claim group is subject to an additional 1% NSR royalty.

The Hoosac and North Amselco claims are owned by Timberline and were under lease to Royal Crescent Valley, LLC, a subsidiary of Royal Gold, Inc. until July 2021, at which time the lease was terminated by Royal Crescent Valley, LLC. Until the termination of the lease in July 2021, Royal Gold continued to maintain BLM lease payments and Eureka County fees on the Hoosac and North Amselco claim groups.

Accessibility, Physiography, Climate and Infrastructure

U.S. Highway 50 passes to the east of the Eureka Project and access is gained by heading south out of Eureka on U.S. Highway 50 and connecting with unpaved local roads, some of which are periodically maintained by Eureka County. The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon on the east side of the claim group.

The Windfall group and the northern parts of the Hoosac and Lookout Mountain groups are accessed by the Windfall Canyon Road and its westward extension (the former haul road for the Lookout Mountain Mine), which turns southwest off U.S. Highway 50 approximately 2 miles south of Eureka. This road is of uncommon quality and scale for rural Nevada due to its construction as a mine haul road at considerable cost in 1980s dollars.

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

Summary of Modern Exploration by Timberline Resources: 2010-2020 (See below for historic summaries)

Timberline acquired Staccato Gold in 2010 as management believed that the Eureka Project had excellent potential for continued exploration success. Based on the work of previous companies and by Timberline, gold mineralization at the Lookout Mountain target is currently defined over a structural corridor that extends up to 4.3 miles (7 kilometers) in strike length. This structure hosts several areas of drill-indicated gold, and the potential for discovery of additional mineralization in this corridor is strong. The Lookout Mountain mineralization itself is open for expansion at depth and along strike. Regionally, several other target areas also exist where historical production and exploration have occurred, but only limited systematic exploration has been conducted.

The Lookout Mountain target area has been mapped and sampled, including a detailed program conducted over the main mineralized areas. The principal objectives of the mapping and sampling program were to characterize offsets along the main mineralized fault zones, identify orientations of mineralized cross structures intersecting the main structural zones, and follow up on soil geochemical anomalies. The mapping program, combined with surface sampling and acquisition of historical data, provided a clearer understanding of the structures along the Ratto Ridge and Windfall areas, as well as identified several significant new exploration target areas.

Over 400 historic drill holes were reviewed along Ratto Ridge at Lookout Mountain to develop geologic cross sections and plans for the entire Lookout Mountain Deposit. The Timberline team built geologic grade shells and constructed a 3-D model of the geology based on the results of historical drill re-logging and mapping efforts. This new work led to an updated mineral resource estimate that resolved past technical issues and provided a basis for potentially advancing the property following additional drilling.

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka Project. The programs delivered sufficient data to prepare a mineral resource estimate at Lookout Mountain and prepared a technical report compliant with NI 43-101, conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets. In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

•16,675 feet (5,083 m) of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•46,965 feet (14,315 m) of RC drilling directed primarily at resource in-fill and definition drilling, and;

•Additional testing activities, including metallurgical testing on core samples, channel sampling and bulk sampling within the historic Lookout Mountain pit, identification of additional exploration targets on the Eureka property outside of the main Lookout Mountain Deposit area, and drilling and construction of additional groundwater monitoring wells.

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

The mineral resource was modeled and estimated by MDA by statistical evaluation of available drill data utilizing geologic interpretations provided by Timberline. The geologic interpretations were used to constrain gold mineral domains on vertical cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization. The cross sections were rectified to the mineral-domain interpretations on level plans spaced at 10-foot intervals, allowing the geostatistical analysis of the modeled mineralization to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

The final drill results of the 2011 exploration program were successfully incorporated into the updated mineral resource and NI 43-101 compliant “Updated Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA” issued by MDA on May 31, 2012 (“2012 Technical Report”). As a result of the 2011 exploration program, the mineralized zone at Lookout Mountain was successfully extended 600 feet (183m) to the south of the existing mineral deposit, and mineralization was also expanded along the west margin of the deposit. Results from Lookout Mountain, and from the South Adit area, significantly increased the reported mineralization at the Lookout Mountain Deposit.

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

Table 2. Lookout Mountain Gold Resource (1)(2)(3)

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

Gold mineralization near the historic open pit at Lookout Mountain (Figure 3) includes 19 intercepts ranging from 0.146 to 2.250 opt gold (5.02 to 77.14 g/t) (see Table 3 and news releases dated July 10, 2018 and Dec 1, 2020 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in many major Carlin-type gold deposits.

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

In fiscal 2015, Timberline drilled three holes at Lookout Mountain to confirm a previously recognized partial drill intercept of higher-grade gold mineralization at depth in the water well “orpiment discovery zone” (Figure 3). This higher-grade mineralization is associated with the previously defined resource zone of near-surface, gold mineralization. The geology in the holes stratigraphically correlates well with gold intercepts occurring in mineralized, variably carbonaceous collapse breccias similar to previous gold intercepts in the pyritic Dunderberg Shale-Hamburg Dolomite contact zone. The four intercepts are thought by Timberline geologists to be mineralogically consistent with higher-grade occurrences as recognized in many deeper levels of Carlin-type systems. Highlights of the 2015 Lookout Mountain drilling included 65 feet (19.8 m) @ 0.09 opt gold (3.09 g/t), including 25.2 feet (7.7 m) @ 0.146 opt gold (5.02 g/t) in BHSE-171. In addition, three intercepts of >3 g/t gold over lengths of up to 50 feet (>Table 3).

Figure 3. Lookout Mountain Geology and High-Grade Gold Zone Including Drilling through FY 2021

N
Limestone
Quartzite
Limestone
BHSE-182
18.29 m @ 1.58 g/t Au
BHSE-181
Quaternary
Landslide
BHSE-193
19.8 m @
1.38 g/t
BHSE-180
BHSE-195
15.2 m @ 1.87 g/t
3.0 m @ 4.56 g/t
BHSE-177
49 m @ 1.0 g/t
BHSE-187
7.6 m @
4.49 g/t
BHSE-194
10.7 m @ 2.36 g/t
4.6 m @ 3.2 g/t
BHSE-190C
100 m of fractured
shale, 50m carbona-
ceous breccia, 58m
silica-pyrite rock
(assays pending)
BHSE-178
BHSE-189
BHSE-184
18.3 m @ 0.93 g/t
BHSE-179
Water-Well
"Orpiment-
Discovery
Zone"
BHSE-191C
BHSE-188C
BHSE-183
lost before
target depth
BHSE-197
BHSE-186
6.1 m @ 5.21 g/t,
25.9 m @ 0.77 g/t
BHSE-176
15.2 m @
10.09 g/t Au
240 m of fractured-
brecciated limestone,
variably pyritic/carbona-
ceous breccia, sanded
dolomite, jasperoid, and
felsic dikes
(assays pending)
hole lost before
target depth
Jasperoid
Shale
Tertiary
Volcanics
Quaternary
2021 RC Holes to-date
Drill Hole Collars-historic
2020 Drill Core Holes
2020 RC Drill Holes
Historic Open Pit
NI43-101 Gold Resource Area
Historic Drill Hole Intercepts
Au ≥ 0.25 oz/ton (8.6 g/t)
Au 0.1 - 0.25 oz/ton (3.4-8.6 g/t)
Au 0.02 - 0.1 oz/ton (0.7 - 3.4 g/t)
Au ≤0.02 oz/ton (≤0.7 g/t)
0 400 800 Feet
0 100 200 Meters
202111150LM Detail Drilling_Letter Figure

Table 3. Representative High-Grade Gold Drill Intercepts from the Lookout Mountain Gold Resource Area

Drill Hole	From (feet)	Length (feet)(1)	Gold (opt)(2)	From (meters)	Length (meters)(1)	Gold (g/t) (2)

BH05-01	270	65	0.344	82.3	19.8	11.79
including	275	25	0.641	83.8	7.6	21.98
BH05-03	193	3	2.24	58.8	1.0	76.8
BH06-02	445	27	0.36	135.7	8.2	12.4
BH06-07	406	92	0.217	123.8	28	7.44
BH06-10	0	50	0.537	0	15.2	18.4
BH06-13	148	3	1.47	45.1	0.9	50.3
BH06-13	385	25	0.277	117.4	7.5	9.51
BH06-16	0	33	0.376	0	10	12.9
BHSE-029C	391	58	0.349	119.2	17.7	12
BHSE-032	140	10	0.425	42.7	3	14.6
BHSE-034	135	5	0.46	41.2	1.5	15.8
BHSE-037C	222	1	0.81	67.7	0.3	27.8
BHSE-064	130	20	0.093	39.62	6.09	3.19
BHSE-066	85	15	0.144	25.91	4.57	4.95
BHSE-066	290	15	0.249	88.39	4.57	8.53
BHSE-067	170	15	0.106	51.82	4.57	3.63
BHSE-076	20	140	0.042	6.1	42.67	1.43
including	25	10	0.336	7.62	3.05	11.52
BHSE-096	105	205	0.043	32	62.48	1.48
including	120	30	0.109	36.58	9.14	3.73
BHSE-102	135	95	0.055	41.15	28.96	1.89
including	195	10	0.384	59.44	3.05	13.15
BHSE-104	110	175	0.034	33.53	53.34	1.18
including	220	20	0.356	67.05	6.1	12.19
BHSE-126C	31	15	0.965	9.5	4.6	33.1
BHSE-151C	501	36	0.106	152.7	10.9	3.63
Including	506	9	1.039	154.23	2.62	35.63
BHSE-176	70	50	0.294	21.34	15.24	10.09
BHSE-186	15	20	0.152	4.57	6.1	5.21
BR-1	35	40	0.424	10.7	12.2	14.5
BR-1	65	10	1.32	19.8	3.1	45.1
BR-19	35	10	0.37	10.7	3	12.7
BR-19	65	10	1.32	19.8	3.1	45.1
BR-19	220	15	0.323	67.1	4.6	11.1
BR-19	385	65	0.319	117.4	19.8	10.9
BR-26	440	20	0.323	134.2	6	11.1
EFL-4	95	5	0.27	29	1.5	9.3
EFL-5	0	5	0.25	0	1.5	8.6
LM-05	0	65	0.259	0	19.8	8.9
LM-13	10	5	0.36	3.1	1.5	12.3

RTC-201	0	46	0.317	0	14	10.9
RTC-201	57	8	0.504	17.4	2.4	17.3
RTR-020	20	5	0.52	6.1	1.5	17.8
RTR-044	0	65	0.338	0	19.8	11.6
RTR-044a	0	10	0.29	0	3.1	9.94
RTR-044a	85	5	0.31	25.9	1.5	10.6
RTR-048	180	5	0.4	54.9	1.5	13.7
RTR-049	110	5	4.76	33.5	1.6	163
RTR-049	240	10	0.82	73.2	3	28.1
RTR-059	95	10	0.6	29	3	20.6
RTR-071	0	45	0.283	0	13.7	9.71
RTR-095	25	40	0.368	7.6	12.2	12.6
RTR-098	0	45	0.37	0	13.7	12.7
RTR-133	235	15	0.507	71.7	4.5	17.4
RTR-134	415	55	0.35	126.5	16.8	12
RTR-153	30	30	0.325	9.2	9.1	11.1
RTR-153	240	5	0.36	73.2	1.5	12.3
RTR-156	55	5	0.3	16.8	1.5	10.3
RTR-159	15	10	0.25	4.6	3	8.57
RTR-163	60	5	0.92	18.3	1.5	31.5
RTR-180	365	10	0.34	111.3	3	11.7
RTR-181	265	70	0.265	80.8	21.3	9.09
RTR-190	475	50	0.329	144.8	15.3	11.3
RTR-191	440	45	0.557	134.2	13.7	19.1
RTR-258	500	10	0.41	152.4	3.1	14.1
(1) Drill thickness – True widths of drill intercepts have not been determined
(2) opt: oz gold / ton; g/t: grams/tonne

Timberline also completed a six-hole RC drill program on the Windfall target in 2015. The drilling successfully tested the on-strike, offset, and down-dip extensions of gold mineralization that was previously mined at Windfall. The drill holes were completed over a strike length of approximately 3,000 feet (914 m) and intersected gold mineralization consistent with that reported from historic drilling in the area, highlighted by drill hole BHWF-40, which intersected 80 feet (24.9 m) at 0.09 opt (3.09 g/t) of gold including a subsection of 20 feet (6.1 m) @ 0.26 opt (8.91 g/t) of gold.

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

During fiscal year 2018, we completed further internal geologic review of high-grade (>5 g/t and up to 77 g/t) gold mineralization that is associated with extensive zones of fault and gouge breccias, as well as carbonaceous collapse-breccia (Table 3). This geologic review led to design and completion of a detailed gravity survey around Lookout Mountain and further analysis of historical geophysical survey data. The survey defined a low-density gravity low anomaly approximately 1.25 miles (2 km) in diameter and bounded and cut by several complex internal structures. The west margin of the anomaly is coincident with jasperoid alteration and gold mineralization of the Lookout Mountain resource. The gravity anomaly is recognized to correlate well with features noted in an airborne magnetics survey and geologic mapping. Major structures identified by magnetics and geologic mapping bound the gravity anomaly.

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

At the Oswego trend, results of 2018 surface rock chip sampling and geologic mapping identified high-grade gold exploration targets near the historic Oswego Mine. The Timberline team collected 54 rock samples along the Oswego Trend, including high-grade gold at the Road Cut target and high-grade silver and gold at the Geddes-Bertrand target. Most notably, 9 grab samples were collected at approximately 20 feet (6 m) spacing over a 180-foot (55 m) section of road cut along a steeply dipping, strongly mineralized fault zone (the Road Cut Target). The interval averaged 0.36 opt (12.4 g/t) gold. The Road Cut Target sits approximately 2,000 feet (610 m) east of the major graben-bounding fault structure associated with the Lookout Mountain gold resource.

These results are particularly encouraging because of the relatively close proximity of the Road Cut occurrence to structures associated with the Lookout Mountain deposit. The occurrence of wide-spread gold and silver mineralization over such a large area, encompassing the Lookout Mountain and Oswego Trends, suggests the existence of a robust large-scale mineralizing system.

During fiscal year 2019, limited field activities occurred during the first part of the year due to capital constraints. Field activities were later re-initiated upon entering into the Lookout Mountain LLC Agreement with PM&G to fund advancement of the Lookout Mountain target with an initial focus on the high-grade mineralization in the historic open pit area. Initial work entailed a continuation of re-logging of drill core in the vicinity of the Lookout Mountain resource, where past core and rotary drilling had partially delineated an area of high-grade (defined as drill hole intercepts of ≥ 0.10 opt or >, Carlin-style gold mineralization in an around the historic Lookout Mountain Pit. These high-grade targets were based on 48 drill intercepts of ≥0.25 opt (8.6 g/t) and 64 intercepts of 0.10 – 0.25 opt (3.4 – 8.6 g/t) identified from previous drilling. The high-grade gold target area initially had a strike length of approximately 500 feet (>constrained at least in part by stratigraphy and zones of decalcified collapse breccias. The breccias locally contain the minerals orpiment and realgar (arsenic sulfides).

In addition to relogging historical drill core, a professional land survey was completed in the Lookout Mountain pit area by a Nevada licensed land surveyor. The work was designed as part of a QAQC assessment of historical drill collar data with results to facilitate advancing the project spatial controls to standards required for mine planning, resource modelling and engineering.

Based on the 2019 geologic reviews, the joint venture team designed an initial drill plan to further advance the Lookout Mountain Target during FY 2020. This plan included approximately 8,000 ft (>was designed to test the geologic continuity of the stratiform and structurally-controlled high-grade mineralization beyond the limits of the resource. In addition, planned in-fill RC drilling was designed to target gaps in the existing resource drilling, as well as offset and confirm historic drill intercepts from rotary and RC drilling.

Also, in early FY2020, the Company filed with the BLM an amended work plan to the 2009 BLM Plan of Operations for Lookout Mountain. The amended work plan amendment proposed bonding with an additional 9 acres of proposed disturbance beyond the existing 28 acres of disturbance. With the increased bond, construction of up to 249 drill sites and 28,657 feet of road access focused in the immediate area of the historic Lookout Mountain open pit will be permitted. The work plan was subsequently approved in 2020.

During the third quarter of FY 2020, PM&G resigned from the joint venture as a result of failing to meet the minimum earn-in investment requirements. As a result, the planned drill program did not take place. Upon completion of a corporate financing in August 2020, the Company submitted additional bond capital of $246,013 to the BLM in preparation for drilling at the Lookout Mountain target, which took place during late FY2020 and early FY2021.

Exploration by Timberline Resources 2021

During late 2020 and early 2021, Timberline announced drill results confirming new areas of high-grade gold inside the existing resource and to the east in the Water Well Zone (WWZ) (see Company news releases December 1, 2020 and January 7, 2021). Much of the Lookout Mountain gold resource is associated with a significant alteration zone and related collapse brecciation along the east-dipping Footwall Fault (Figure 4). The host stratigraphy dips east beyond the resource area and was later discovered to be mineralized in the Water Well Orpiment Discovery Zone (WWZ) (see Company news releases dated April 20, 2015 and January 7, 2021). East of that mineralization, high-angle faults cut the stratigraphy and down drop the section progressively to the east. This structural corridor is termed the Graben Zone and the faults within it may be related to mineralization in the WWZ and deeper geophysical anomalies (See Figures 4 and 6). The strong IP (chargeability) anomaly within the Graben Zone stretches for more than 2 km north – south.

Geophysics

The Timberline team applied geophysics in conjunction with geologic mapping and 3D modeling to develop targets beyond the resource area for testing in the 2021 drill program. During the quarter ending June 30, 2021, Zonge Geosciences, Inc. (Zonge) completed a CSAMT survey along four lines totaling 19 line-kilometers. The four survey lines transect six major target areas on the Eureka Project: (1) Water Well Zone; (2) West Lookout; (3) Oswego; (4) Rocky Canyon; (5) the gap between South Lookout and the South Adit Zone; and (6) Windfall. These data are expected to provide enhanced insights into the alteration, structural geology, and stratigraphy of the rocks in three dimensions. This will be helpful in interpreting how best to drill in some of the newer target areas. It will also improve understanding how the three major trends on the property are related, the Windfall, the Oswego, and the Lookout Trends. Processing, analysis, and interpretation of the CSAMT data are on-going and will be integrated with new IP data and recent geologic mapping.

After completing the CSAMT survey, Zonge also completed a new 25 line-kilometer IP survey focused on the Windfall target. The IP survey built on the very successful work conducted during late 2020 and included multiple lines in the Windfall target area (Figures 5 - 7). The electrical geophysical surveys during 2020 and 2021 were significant for several reasons. The expertise of skilled contractors in the collection and interpretation of the data provided Timberline with both geological and targeting information. Given the scale of the Eureka Project and the many gold occurrences and prospects, Timberline geologists are working continuously to rate and rank the various targets to prioritize the exploration effort from season to season.

As shown in Figure 6, the resistivity of the rocks at Windfall can be used to interpret major changes in rock type, as well as the presence of faults. Dolomite and quartzite, for instance, typically appear as highly resistive rock units, whereas shale and clay-rich rocks often appear much less resistive to the electrical current applied in an IP survey. IP surveys also provide a measure of chargeability (Figure 7), which can be very useful in mapping the presence of sulfide minerals (pyrite) and organic carbon (graphite). The Company has considerably upgraded its geophysical database during 2020 and 2021. This work has been helping to drive drill targeting at both the Lookout and Windfall Targets.

Geochemistry

The gold systems at the Eureka Project often come to the surface where faults and altered rocks can be expressed in gold and pathfinder elements detectable in soils. Each of the three major trends at Eureka is reflected in gold anomalies in existing soil geochemical data (Figure 8), but the northern portion of the property position was never covered by previous workers.

During the summer of 2021, Timberline completed a soil geochemical survey across unsurveyed areas of the property. The survey began with an orientation survey to test sampling and analytical methodology over an area of known mineralization. Systematic sampling commenced after a period of training and completion of the orientation survey. Ultimately, the sampling team collected approximately 900 samples, mostly in the northeastern part of the claim block. The new sampling augments the existing geochemical coverage across the projected northern extensions of the three gold trends on the property. Samples were submitted to ALS Global Laboratory for analysis by state-of-the-art ultra-trace level technology, which is likely to yield much more robust and comprehensive data than seen in previous surveys. The soil geochemistry survey is expected to provide high-resolution data that will support future drill targeting.

At the time of this writing, the new geochemical data is still awaiting interpretation.

Drilling

RC drilling commenced in mid-July 2021 and five holes (1,409 meters) were completed before the end of the fiscal year (BHSE-193 – 197). Three of these holes were aimed at expanding the WWZ mineralization to the north, including the northernmost hole, which was collared more than 200 meters from previous high-grade intercepts. Two additional holes were drilled on the western side of the resource and farther southwest on a new exploration target (Figure 9).

Figure 4. Eureka Project Geophysical Surveys in 2020 - 2021

N
Windfall
Windfall Trend
Oswego
Rocky
Canyon
Lookout
Oswego
Mtn
Trend
Lookout Mtn
Gold Resource
Trend
Major Highways
Historic Open Pit
Property Outline
Historic CSAMT-reprocessed
2021_CSAMT
2021 WF_IP/Resistivity
2020 IP/Resistivity
2020 Gravity (200m grid)
0
1,000
2,000
Meters
2021116 Eureka 20-21 Geophysical Surveys

Figure 5. The Windfall Trend within the Eureka Project Showing Drilling and Historic Open Pits

Timberline RESOURCES
N
L4367230N
L4367430N
L4367000N
L4366650N
L4366200N
L4365780N
0 500 1,000 1,500 2,000
Meters
2021 IP Survey Lines
Exploration Drill Holes
Historic Open Pit
Eureka Property Outline
Lookout Mountain Trend
Oswego Trend
Windfall Trend
0 2 4
Km
Windfall
Conical Hill
Pinto Summit
Black Pitch Spring
Hoosac Mtn
Clarks Spring
20210920 Eureka 2021 WF IP-Geophysics Location Map_m

Subsequent to the end of the fiscal year, Timberline reported results of the first five holes drilled during 2021. Each of the three new drill holes in the WWZ intersected a significant thickness of gold mineralization at the base of the Dunderberg Shale, where it was expected to occur. These results grew the WWZ appreciably, more than doubling the surface projection “footprint” of the gold mineralization.

The most significant new intercepts in these holes included:

•10.67 meters (m) at 2.36 grams per tonne (g/t) gold from 301.8m depth in BHSE-194;

oincluding 6.01m at 2.98 g/t gold;

•16.76m at 1.74 g/t gold from 257.6m depth in BHSE-195;

oincluding 3.05m at 4.56 g/t gold;

•19.81m at 1.38 g/t gold from 248.4m depth in BHSE-193.

Figure 6. Line 4366200N Resistivity Section with Geologic Interpretation

Figure 7. Line 4366200N Chargeability Section with Geologic Interpretation

At the time of this writing, one reverse circulation drill continues work at the WWZ and Oswego Targets and one diamond core rig is at work testing targets in the WWZ. Additional assays are expected to be reported early in calendar year 2022.

The WWZ was a focus of considerable work in 2020 and 2021 because the gold grades are higher than the Lookout Mountain Resource, including a high-grade intercept from drill hole BHSE-187 reported in January 7, 2021. Seven holes passed through the entire thickness of the WWZ host horizon. In those holes, it averaged 18.9m thick with an average gold grade of 2.22 g/t. There were several intervals within those holes ranging from 3 to 7.7m thick in which the gold grade was higher than 4.5 g/t (Table 4). The expanded footprint of the zone, if demonstrated to have continuity, has the potential to significantly grow the Lookout Mountain Resource.

N
New York Canyon Block
Rocky Canyon
Windfall
Windfall Trend
Oswego
Lookout
Trend
Lookout Mtn Gold Resource
Mtn
Trend
Oswego
1397
50
25
10
5
0
Au (ppb) In Soils
2021 Soil Sampling
Historic Open Pit
Property Outline
0
1,000
2,000
Meters
20211116 2021 Eureka Soil Sampling

Eureka: Lookout Mountain Project

Geophysics Coverages

Scale: 1:18,000

20211116 2021 Eureka Soil Sampling

Figure 8. Eureka Project Geochemical Surveys in 2021

The WWZ occupies a favorable horizon at the basal contact of the Dunderberg Shale with the Hamburg Dolomite (Figure 10). At this horizon, Timberline geologists have noted significant multi-staged collapse brecciation that likely accounts for the development of porosity and permeability. The mineralizing fluids exploited this horizon, evidenced by associated intense silicification, sulfidation, and carbonaceous replacement. The resulting jasperoid contains abundant fine sooty pyrite and oftentimes, the arsenic sulfide minerals orpiment and realgar. The shale and limestone above the gold mineralization often demonstrate calcite veining that passes into zones of argillic alteration. The dolomite below the contact is usually pervasively oxidized, weakly mineralized and decalcified and, in many areas, completely “sanded” by removal of all interstitial calcite. Jasperoid is present as irregular pods and masses of silicification along the contact with the Dunderberg Shale, replacing beds and forming locally cross-cutting veins and veinlets.

As the rock units also dip to the east, the mineralization in the WWZ is downdip of the main resource. From the cross-sectional view, the WWZ is open downdip to the east and it will likely tie into the main resource area updip to the west, but more drilling is needed. The Dunderberg host horizon is well understood and the 2021 drilling has successfully intercepted mineralization approximately where expected. However, the controls on the higher-grade gold in the WWZ are not yet understood. More drilling is needed to infill the WWZ and test various targets that may host the higher-grade part of the system. The WWZ remains open to the northwest, north, south, and east . Several more holes are planned during FY 2021 to test the zone on all sides.

Figure 9. Lookout Mountain Gold Resource Area and Graben Zone with Major Faults, IP anomalies, and 2021 Planned Drill Holes in Target Areas

A north-south long section view of the WWZ is shown in Figure 11. In this perspective, the drilled intercepts of the WWZ now span approximately 220 meters from south to north, more than double the long axis of the mineralization defined by the 2020 drilling. And the WWZ mineralization remains open to the north and south. The remainder of the 2021 drill program includes several holes testing the zone to the north, south, and west. At least three of the remaining holes in the area are planned to be drilled with core.

The gold mineralization in the WWZ is consistent with the geochemistry of Carlin-type gold deposits. It is generally highly enriched in arsenic, antimony, and thallium, but it is low in silver and only weakly enriched in zinc and lead. Mineralization is also very consistent once passing into the WWZ, rarely including gold grades of individual samples below 1.0 g/t.

Table 4. Summary of Drillhole Intercepts in the Water Well Zone (2015 - 2021)

Significant intercepts based on a cutoff grade of 0.5 g/t Au

Drill Hole	From (feet)	Length (feet)(1)	Gold (opt)(2)	From (meters)	Length (meters)(1)	Gold (g/t) (2)

BH06-04	892	12.8	0.064	271.90	3.90	2.19
BHSE-152(3)	1025	15	0.138	312.40	4.57 (at TD)	4.72
BHSE-171	990	85	0.074	301.75	25.91	2.54
including	990	55	0.099	301.75	16.76	3.41
including	1020	20	0.159	310.90	6.10	5.46
BHSE-172	895	160.3	0.095	272.80	48.85	3.26
including	900	40	0.142	274.32	.19	4.88
BHSE-173	935	65	0.067	284.99	19.81	2.29
including	950	30	0.085	289.56	9.14	2.91
BHSE-187	875	85	0.064	266.70	25.91	2.18
including	875	25	0.131	266.70	7.62	4.49
BHSE-193	815	65	0.040	248.4	1219.80	1.38
including	815	15	0.061	248.4	4.60	2.10
BHSE-194	990	35	0.069	301.8	10.70	2.36
including	990	15	0.093	301.8	4.57	3.20
BHSE-195	850	45	0.059	259.1	13.7	2.02
including	885	10	0.133	269.75	3.05	4.56
italics - diamond core hole (BH06-04 and BHSE-172, BHSE-173)
(1) Drill thickness – True widths of drill intercepts have not been determined
(2) opt: oz gold / ton; g/t: grams/tonne

Timberline RESOURCES
Lookout Mountain Block Model 508K oz M&I 141K oz Inf
2500m RL
2500m RL
586250E
586750E
Jasperoid breccia
Ch
Dn
Water Well Zone Drill Holes
Qa
Cw
Og
BHSE-187
BHSE-172
BHSE-173
BHSE-194
BHSE-152
BHSE-171
Cd
Cw
Cd
Cs
Water Well Gold Zone
2000m
Cg
Slm
Ratto Canyon Fault
Oeh
100 0 100m
Au (g/t)
0.10 to 0.15
0.15 to 0.50
0.50 to 1.37
1.37 to 2.74
2.74 to 8.75
>= 8.75
Stratigraphy
Qa-Quaternary alluvium
Jasperoid/Chalcedony
Volcanics
Dn - Nevada Fm
Slm - Lone Mtn Dolomite
Oeh - Eureka Qtzite/HC
Og - Goodwin Fm
Cw - Windfall Fm
Cd - Dunderberg Shale
Ch - Hamburg Dolomite
Cs - Secret Canyon Shale
586250E
586750E

Figure 10. Lookout Mountain Geologic Cross Section and Schematic Gold Targets

Figure 11. Long Section through Water Well Zone Looking West

Historic Exploration: 2005 to 2010 (Staccato Gold)

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

From 2005 to 2007, core drilling programs at Lookout Mountain completed by Staccato Gold provided data to better define stratigraphy in the higher-grade breccia-hosted gold zones at the Lookout Mountain pit and discovered new areas of mineralization. The core drilling program demonstrated the stratabound nature of gold mineralization in thick zones of collapse breccia within the Ratto Ridge structural zone. Former Timberline director, David Mathewson, was a consulting geologist for Staccato during this period, leading much of the core logging and development of the geological model at Lookout Mountain. Metallurgical and other technical characteristics of known mineralization were also investigated at Lookout Mountain.

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

In October 2009, Staccato also initiated work at the Windfall Target including detailed mapping and sampling programs and completed a ten-hole drill program totaling 8,030 feet (2,448 m). The drilling program focused on testing the extent of gold mineralization below the Windfall and Rustler open pits, located approximately 3 miles northeast of the main Lookout Mountain mineralized area.

Results from the surface mapping program, review of historical production and geologic maps, and drilling indicated that high-grade gold is locally controlled within cross structures cutting the main Windfall fault zone, at the contact between the Hamburg Dolomite and Dunderberg Shale. The 2009 drill program tested approximately 3,600 feet (1,097 m) of strike length of the Windfall fault zone with wide spaced drilling. The Windfall fault zone is part of an extensive mineralized structural trend which extends for over 17,000 feet (5,182 m) based on historical data.

All holes in the 2009 exploration program encountered thick intercepts of low-grade gold (holes 5–12) or anomalous gold mineralization (holes 13 and 14) within the Windfall fault zone. The offset and exploration holes as drilled define the Windfall Fault as a 150 to 200-foot (46 – 61 m) wide zone striking roughly north-to-south and dipping approximately 60 degrees to the east, containing two or more significant zones of mineralization.

Five of the ten holes were drilled as offsets to follow up on the high-grade gold intercept drilled in hole 4, which intersected 75 feet (23 m) at 0.153 opt gold, and five other holes were drilled to test the strike and dip extent of the Windfall fault zone. Several thick intercepts of gold mineralization were returned, including 135 feet (41 m) at 0.011 opt gold in hole 7, 135 feet (41 m) at 0.016 opt gold in hole 8, 115 feet (35 m) at 0.010 opt gold in hole 9, and 100 feet (30.5m) at 0.018 opt gold in hole 11.

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

Historical Exploration: 1970s to 1990s

The reader should note that discussions in this document pertaining to assay results and concentrations of gold mineralization span many years and reporting standards have changed considerably over that time. References to historical reports of assay results or the grade (concentration) of gold mineralization may cite results in troy ounces of gold per short ton of rock, which will be abbreviated “opt”. More recent gold assay or concentration data will be reported in this document as grams of gold per tonne (metric) of rock, which will be abbreviated “g/t”. In most cases when discussing modern data, we make an effort to cite the unit conversion, which is on the basis of 1.00 opt = 34.286 g/t. We may also cite other historic work in the original US customary system of units, but modern work will be reported in metric units with conversions to US customary in most instances.

On the Windfall, Hamburg Ridge, and New York Canyon claim groups, Bill Wilson of the Idaho Mining Corp, then Windfall Venture, later Norse-Windfall, initiated reconnaissance mapping, soil and rock chip sampling, trenching, and drilling in the early 1970s. He noted that the original underground Windfall Mine, which was discovered in 1908 and produced approximately 65,000 tons of “invisible gold” mineralized rock grading 0.368 opt, was a Carlin-type sediment-hosted disseminated gold occurrence. Wilson’s work emphasized the east side of Hamburg Ridge and the Windfall Trend, where he drilled conventional air rotary holes. The drill holes were generally from 50 to 250 feet deep. Six of Wilson’s original forty-three Z-holes intersected gold mineralization exceeding 0.02 opt gold. This success led to infill drilling and the development of the Windfall open pit mine in 1975, and soon thereafter, the Rustler and Paroni open pit mines. Gold was extracted in a heap-leach operation from sanded and silicified dolomite and silicified shale.

No geologic maps exist from this period other than a few maps compiled from USGS work. Although many drill hole location maps are archived in the files of Century Gold Corp., the coordinates for many drill hole collars are not available, very few collars are visible in the field, and assay data from infill drilling is poorly documented.

Significant exploration on the Eureka property occurred during the drilling programs mounted during the 1980s and 1990s. The table below summarizes historic drilling by company, era, and focus of their exploration. These data are compiled from historic company reports and, in many cases, have been at least partially validated with the presence of drill cuttings or core in the Company’s inventory. These drilling programs were conducted concurrent with and guided by geologic mapping, geochemical rock and soil sampling programs, and air and ground geophysics. Geological mapping and geochemical programs were very successful in discovering target areas characterized by permissive structures and traces of gold with arsenic, antimony, and mercury anomalies in soil and rock.

Table 5. Summary of Historic Drilling on Eureka Project

Company	No. Drill Holes	Period	Target Area
Norse-Windfall	63	1970s – 1980s	Hoosac/Windfall
Amselco	8	Mid-1980s
Tenneco	18	1989-1991
Pathfinder	18	1993
Pathfinder/Cambior	36	1995-1996
Amselco	296	1978-1985	Lookout Mountain
Windfall Group	20	1986
EFL Gold Company	10	1990
Barrick Gold	40	1992-1993
Echo Bay	70	1994-1995

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

During the period 1992-1993, Barrick Gold completed geologic mapping, took more than 500 soil samples to expand and fill in Amselco’s soil grid, and drilled 42 widely spaced holes, primarily along Ratto Ridge. Drilling targeted favorable stratigraphy at depth near fault intersections. Nevada Gold discovered that geochemical anomalies were apparently controlled by E-NE and N-NW to NW trending cross structures which intersect the north-to-south trending Ratto Ridge Fault. Much of the Nevada Gold work focused on the potential in Cambrian Dunderberg Shale and Hamburg Dolomite east of the Ratto Ridge Fault, and potential in the Devonian Nevada Group, especially the Bartine Limestone west of the fault. Outcrops of Bartine Limestone in the area show weak gold mineralization, strong alteration, and anomalous pathfinder element geochemistry. Nevada Gold drilled 42 holes to a maximum depth of approximately 1,300 feet (400 meters) and encountered several gold intercepts.

Work by Barrick Gold also included airborne and ground geophysics and a stratigraphic and geochemical study in conjunction with geologic mapping to develop and prioritize several target areas. Approximately 800 rock samples were collected and had high-quality multi-element analyses at MB Associates in California and Activation Laboratories in Canada. However, their work on the various geological and geochemical targets, or additional drilling in areas of known mineralization previously discovered by Amselco, apparently found insufficient mineralization to meet Barrick Gold’s objectives. It should be noted that the potential for mineralization west of the Ratto Ridge was not significantly explored during this period.

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

Elder Creek Project

In May 2018, Timberline entered into a Purchase and Sale Agreement with America’s Gold Exploration Inc. (AGEI) to purchase the latter’s rights, title and interest in, to, and under the Elder Creek Joint Venture (JV Agreement) with a subsidiary of McEwen Mining (McEwen) in regards to the Elder Creek Project. On August 14, 2018, we finalized the acquisition of the Elder Creek property as part of a two-property acquisition from Americas Gold Exploration Inc. The Elder Creek property is located in northern Nevada, 8 miles west-northwest of Battle Mountain in Lander and Humboldt Counties immediately west of Battle Mountain. The project lies within the Battle Mountain mining district, covers approximately 9,600 acres (15 miles square) and includes 583 unpatented lode mining claims.

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

On November 28, 2018 the Company announced completion of a NI 43-101 Technical Report on the Paiute copper-gold project. The report provides a comprehensive description of the project. The Paiute Project has no known reserves, as defined under Regulation S-K Subpart 1300, and the proposed program for the property is exploratory in nature.

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

Paiute Project Activity during Fiscal Year 2020:

Drilling at Paiute was initiated in the 1st quarter of FY2020, and with assay results announced on January 16, 2020 for our first two drill holes. Drilling intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone (Figure 9, Table 4). Both RC holes were terminated in hard, silicified and mineralized rock.

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

Table 6. 2019 Drill Hole Assay Results

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
*True thickness of drill intercepts is unknown. **TD: drill hole total depth

PCRC 19-02 twinned and deepened historical hole ICBM-95-06, which intercepted gold mineralization within highly silica-altered, sulfide-poor (trace – 1% pyrite) granodiorite porphyry. The hole intercepted multiple zones of gold mineralization in granodiorite porphyry and metamorphosed arkosic sandstone, including 40 ft (12 m) of 0.020 opt (0.61 g/t) gold, 80 ft (24 m) of 0.016 opt (0.51 g/t) gold, 25 ft (8 m) of 0.036 opt (1.12 g/t) gold, and 25 ft (8 m) of 0.025 opt (0.48 g/t) gold over its 710 feet (216 m) length and bottomed in mineralization (Table 4). The mineralization in PCRC 19-02 expands on multiple intercepts in nearby historic holes (see Table 5). Management believes that the Paiute Project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date.

During FY 2020 year the Company also acquired historical IP and magnetic geophysical survey data to further guide future drill targeting of the under-tested structural zone and largely un-tested porphyry gold targets.

Timberline has conducted no work on the Paiute Project during fiscal year 2021, but all BLM and county claim fees have been paid in full.

Figure 12. Paiute Project Geology and Primary Target Areas

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

Table 7. Summary of Historic Porphyry-Hosted Drilling Gold Assay Results

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

Seven Troughs Project

During the year ended September 30, 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. Our acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. We have the option to purchase one-half of the NSR production royalty for $1 million.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century. We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs. Since acquiring the property, we have compiled historical mine workings data and completed limited geologic mapping, and geochemical sampling within the district. The Company conducted no significant work on the ground during FY 2020 or FY 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2021, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Company’s exploration operations received no notices, citations, or orders during the year pertaining to health and safety violations.

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

	OTCQB(US$)		TSX-V (CDN$)
Period(1)	High	Low	High	Low

2021
First Quarter	$0.38	$0.24	$0.49	$0.31
Second Quarter	$0.38	$0.20	$0.49	$0.24
Third Quarter	$0.30	$0.19	$0.36	$0.24

2020
First Quarter	$0.11	$0.02	$0.14	$0.06
Second Quarter	$0.08	$0.04	$0.10	$0.06
Third Quarter	$0.27	$0.04	$0.34	$0.09
Fourth Quarter	$0.38	$0.18	$0.44	$0.33

2019
First Quarter	$0.13	$0.06	$0.12	$0.08
Second Quarter	$0.08	$0.03	$0.11	$0.08
Third Quarter	$0.11	$0.06	$0.13	$0.10
Fourth Quarter	$0.10	$0.06	$0.11	$0.09

(1) Quarters indicate calendar year quarters.

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On September 30, 2021, the closing sale price for our common stock was USD$0.14 on the OTCQB and CDN$0.18 on September 30, 2021 on the TSX-V.

As of December 20, 2021, we had 139,696,022 shares of common stock issued and outstanding and approximately 656 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Incentive Plans

The purpose of the Stock and Incentive Plan is to promote our interests and our Stockholders’ interests by aiding us in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of ensuring the future success of our Company. On September 24, 2015, our stockholders approved the adoption of the Company’s 2015 Stock and Incentive Plan in which the Company’s executive officers and directors are participants. This plan replaced our 2005 Stock Incentive Plan, as amended. The aggregate number of shares that may be issued under all stock-based awards made under the 2015 Stock and Incentive Plan was 4 million shares of our common stock.

On December 1, 2018, shareholders approved the new 2018 Incentive Plan. The 2018 Incentive Plan replaced our 2015 Stock and Incentive Plan. Concurrent with the approval of the 2018 Incentive Plan, the 2015 Stock and Incentive Plan was withdrawn for the purposes of issuing new options or equity incentives. There were 8,000,000 Timberline shares issuable under the 2018 Incentive Plan.

On April 14, 2021, shareholders approved to amend and restate the 2018 Incentive Plan. Under the amended plan, the shares issuable under the 2018 Incentive Plan increased to 15,000,000.

Equity Compensation Plans

The following summary information is presented as of September 30, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,335,000(1)	$0.18	6,665,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	8,335,000(1)	$0.18	6,665,000

(1) See “Stock Incentive Plans,” above.

There were no options exercised during the years ended September 30, 2021 and September 30, 2020.

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

We raised funds to acquire and explore these properties through private placements of our common stock and warrants with investors, through debt placements, and through joint venture arrangements with other mining exploration and development companies in our business sector. Our business plans employ strategies to locate and analyze gold and silver properties to determine the existence, quantity and quality of mineral deposits and advance those deposits for the benefit of our shareholders. We may seek to develop those properties ourselves or engage larger mining companies to purchase, develop, joint venture and otherwise exploit the properties for the purpose of production of these discovered precious metals.

During the fiscal year ended September 30, 2021, we accomplished the following:

1.We announced and closed two private placements of units of our equity for a total of approximately $4,476,000 cash;

2.We paid off approximately $250,000 of outstanding debt and the interest that accrued thereon;

3.We issued shares for exercise of warrants for a total of approximately $637,000;

4.We an Annual General Meeting of shareholders, wherein we reorganized the Board of Directors, and later added a qualified person to the Board, expanded the number of authorized shares, and increased the number of shares that can be issued under our share incentive plan;

5.We granted stock options to the Board members and to officers;

6.Drill results reported from FY 2020 exploration season: During early fiscal 2021, we announced drill results confirming new areas of high-grade gold inside the existing resource and to the east in the Water Well Zone.

7.Geophysics: Our team applied geophysics in conjunction with geologic mapping and 3D modeling to develop targets beyond the resource area for testing in the 2021 drill program. Zonge Geosciences, Inc. completed a CSAMT survey along four lines totaling 19 line-kilometers. The four survey lines transect six major target areas on the Eureka Project. These data are expected to provide enhanced insights into the alteration, structural geology, and stratigraphy of the rocks in three dimensions. After completing the CSAMT survey, Zonge also completed a new 25 line-kilometer IP survey focused on the Windfall target.

8.Geochemistry: We completed a soil geochemical survey across unsurveyed areas of the property. The survey began with an orientation survey to test sampling and analytical methodology over an area of known mineralization. Systematic sampling commenced after a period of training and completion of the orientation survey. Ultimately, the sampling team collected approximately 900 samples, mostly in the northeastern part of the claim block. The new sampling augments the existing geochemical coverage across the projected northern extensions of the three gold trends on the property. Samples were submitted to ALS Global Laboratory for analysis by state-of-the-art ultra-trace level technology, which is likely to yield much more robust and comprehensive data than seen in previous surveys. The soil geochemistry survey is expected to provide high-resolution data that will support future drill targeting.

9.Drilling: RC drilling commenced in mid-July 2021 and five holes (1,409 meters) were completed before the end of the fiscal year. Three of these holes were aimed at expanding the WWZ mineralization to the north, including the northernmost hole, which was collared more than 200 meters from previous high-grade intercepts. Two additional holes were drilled on the western side of the resource and farther southwest on a new exploration target. Subsequent to the end of the fiscal year, Timberline reported results of the first five holes drilled during 2021. Each of the three new drill holes in the Water Well Zone intersected a significant thickness of gold mineralization at the base of the Dunderberg Shale, where it was expected to occur. These results grew the WWZ appreciably, more than doubling the surface projection “footprint” of the gold mineralization.

Summary

Fiscal year 2021 has seen continuing strong trends in the gold price from a low of approximately $1,660 to a high of approximately $1,980 per ounce, with a trend moving around $1,780 per ounce at year end. We believe the global economic environment and monetary climate continue to favor a strong gold price for the foreseeable future. While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects and take advantage of the current gold price and market volatility.

During fiscal year 2021, we executed on an additional financing that provided for the advancement of our flagship Eureka Project as well as improvements in our team and corporate infrastructure. At the time of this writing, we are still in the midst of reporting results from the fiscal year 2021 exploration program. The partial drill results and geophysical data already announced continue to indicate the potential for significant advancement of the project through expansion of known mineralization and emerging new target areas. We believe that our management and our board of directors have been strengthened during the year and that the team possesses the knowledge and experience to evaluate and take advantage of financing and strategic opportunities and to provide for the advancement of our several projects

Exploration Plans and Budgets

Our exploration focus during fiscal 2022 will continue to be on the Eureka Project. Our financial and human resources will be dedicated to the advancement of the Lookout Mountain, Water Well, Oswego, and other targets across the property. The results of our drilling, mapping, geochemical and geophysical work completed during Fiscal 2020, and especially Fiscal 2021, exploration seasons significantly advanced our understanding of the overall geologic setting of the Eureka Project,, highlighting several areas with potential for significant gold mineralization.

Our preliminary exploration budget for fiscal 2022 is expected to reach $3.0 million, funded largely by our cash reserves as we enter into the new calendar year. By the time the 2021 – 2022 drill program concludes, we expect to have completed approximately sixteen (16) new drill holes in the Water Well Zone (adjacent to the Lookout Mountain resource) and 8 new drill holes at the Oswego Target. At the time of this writing, exploration drilling continues at the Eureka Project and assay results are pending on all but 3 of the holes mentioned above. Timberline anticipates conducting additional drilling at the Water Well Zone, the Oswego Target, and the Windfall Trend. Details of the work plan for later in Fiscal 2022 will be based in part on the results yet to be received from the current drill program.

Results of Operations for Years Ended September 30, 2021 and 2020

Consolidated Results

	Year Ended September 30,
	2021	2020
Exploration expenses:
Eureka/Lookout Mountain, net of non-cash expenses	$2,795,753	$907,777
Other exploration properties	-	-
Total exploration expenditures	$2,795,753	$907,777
Non-cash expenses:
Abandonment of Elder Creek	$-	$1,218,715
Stock option and stock issuance expense	646,422	161,100
Depreciation, amortization, and accretion	5,632	97,065
Gain on change in ARO estimate	-	(83,050)
Loss on extinguishment of debt	-	195,611
Total non-cash expenses	$652,054	$1,589,441
Operating expenses paid in cash:
Salaries and benefits, net of non-cash expenses	$293,137	$227,240
Professional fees expense	205,068	172,362
Other general and administrative expenses	529,641	334,193
Interest and other (income) expense, net of non-cash expenses	232,162	146,078
Income tax provision (benefit)	-	-
Net loss	$4,707,815	$3,377,091

Our consolidated net loss for the fiscal year ended September 30, 2021 increased significantly from the prior year, primarily as a result of our increased exploration program, which included significant increases in drilling and geophysical activities. We also experienced significant increases in shared-based compensation costs and foreign exchange losses arising from our private placement priced in CDN$ measured against a strengthened USD$ exchange rate. These costs were offset by the non-cash costs in fiscal year 2020 related to the abandonment of the Elder Creek property and the nonrecurrence of a loss on extinguishment of debt. Professional fees expenses were higher as a result of increased utilization of legal professionals during fiscal 2021, largely related to the annual shareholders meeting. Salaries and benefits increased due to long-overdue increases to management salaries. General and administrative expenses increased as management executed on marketing, investor relations, and other programs that were not possible in previous years as placement funds became available to do so. Other expenses for fiscal 2021 were generally consistent with the prior year.

Financial Condition and Liquidity

At September 30, 2021, we had assets of $17,716,406, consisting of cash of $3,327,352; property, mineral rights and equipment, net of depreciation, of $13,821,085, reclamation bonds of $538,696, and other assets in the amount of $29,273.

On September 30, 2021, we had total liabilities of $570,144 and total assets of $17,716,406. This compares to total liabilities of $792,085 and total assets of $16,886,921 on September 30, 2020. As of September 30, 2021, our liabilities consist of $118,247 for asset retirement obligations, $270,991 of senior unsecured notes payable – related party, net of discount, and $176,761 of trade payables and accrued liabilities and $4,145 interest payable to a related party. Of these liabilities, $180,906 are due within 12 months. The decrease in liabilities compared to September 30, 2020 is largely due to payments on the senior unsecured note payable and the associated accrued interest – related party as we were able to apply funds raised during fiscal 2021. Other liabilities were affected positively or negatively by individual small changes in other components of liabilities. The increase in total current assets was due to an increase in cash as a result of a private placement shortly before the end of the fiscal year.

On September 30, 2021, we had working capital of $3,170,019 and stockholders’ equity of $17,146,262 compared to working capital of $2,155,400 and stockholders’ equity of $16,094,836 for the year ended September 30, 2020. Working capital experienced a favorable change because of an increase in cash from the private placement, reduced by payments against the accrued interest – related party, with other liabilities affected positively or negatively by individual small changes in other components of liabilities.

During the fiscal year ended September 30, 2021, we used cash from operating activities of $4,263,754, compared to $1,606,489 used for fiscal 2020. There was a net loss of $4,707,815 for fiscal 2021 compared to a net loss of $3,377,091 for fiscal 2020. The causal factors are disclosed above in the comparative table and discussion above. At the end of fiscal 2021, we have accumulated approximately $50.9 million and $26.6 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. Federal net operating losses of $44.8 million will expire in various amounts from 2024 through 2038, while $6.1 million do not expire. The state net operating loss will expire in fiscal years ending September 30, 2022 through September 30, 2041.

During the fiscal year ended September 30, 2021, we used cash of $13,430 from investment activities, compared with cash provided by investment activities of $78,939 in fiscal 2020. During fiscal 2021, we paid $92,000 to purchase mineral properties, while receiving $78,570 for lease payments to us for company-owned mineral properties. During fiscal 2020, we paid $33,000 to purchase mineral properties, while receiving $110,487 for lease payments to us for company-owned mineral properties, $205,194 for advance from Lookout Mountain LLC and $29,770 of cash acquired upon obtaining control of Lookout Mountain LLC, and $233,512 to increase reclamation bonds.

During the fiscal year ended September 30, 2021, cash of $5,083,810 was provided by financing activities, compared to cash of $4,017,519 provided during the fiscal year ended September 30, 2020. For the fiscal year ended September 30, 2021, cash of $4,475,818 was provided through the sale of stock and warrants, net of offering costs, $637,001 was provided from exercise of warrants, reduced by $29,009 paid on debt. This compares to cash of $4,198,000 provided through the sale of stock and warrants, net of offering costs, $248,052 provided from exercise of warrants, reduced by $178,533 paid on the payment obligation and $250,000 paid on a senior unsecured note payable for the fiscal year ended September 30, 2020.

Going Concern:

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

Prior to the close of fiscal 2021, we closed on a private placement of our common stock and warrants to generate $4,475,818 cash, a portion of which was used to reduce debt obligation of $250,000 together with interest thereon. At September 30, 2021, we had working capital of $3,170,019. We have $180,906 outstanding in current liabilities and a cash balance of $3,327,352. As of the date of this Annual Report on Form 10-K, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2021 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Financing activities

Private Placements:

On June 25, 2021, we closed on total subscriptions for a private placement offering for 23,070,798 Units of the Company at a price of $0.20 per Unit. Each Unit consisted of one share of our common stock and one-half common share purchase Series M Warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of our common stock at a price of $0.30 per share until the Warrant expiration date of May 31, 2023. A total of 23,070,798 shares and 11,535,399 Warrants issued for net proceeds of $4,475,818 to us, net of $138,342 finders fees. In addition, 596,248 Series M Warrants were issued for finders fees.

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

September 30, 2021 and 2020

Timberline Resources Corporation and Subsidiaries

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm57

Consolidated balance sheets59

Consolidated statements of operations60

Consolidated statements of changes in stockholders’ equity61

Consolidated statements of cash flows62

Notes to consolidated financial statements63-74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Timberline Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company’s independent auditor since 2006.

Spokane, Washington

December 20, 2021

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$3,327,352	$2,520,726
Prepaid expenses and other current assets	23,573	14,144
TOTAL CURRENT ASSETS	3,350,925	2,534,870

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 3)	13,821,085	13,807,655

OTHER ASSETS:
Reclamation bonds	538,696	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	544,396

TOTAL ASSETS	$17,716,406	$16,886,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,819	$173,981
Accrued expenses	23,749	39,440
Accrued interest – related party	4,145	142,492
Accrued payroll, benefits and taxes	38,193	23,557
TOTAL CURRENT LIABILITIES	180,906	379,470

LONG-TERM LIABILITIES:
Asset retirement obligation	118,247	112,615
Senior unsecured note payable – related party (NOTE 5)	270,991	300,000
TOTAL LONG-TERM LIABILITIES	389,238	412,615

TOTAL LIABILITIES	570,144	792,085

COMMITMENTS AND CONTINGENCIES (NOTES 5 and 10)	-	-

STOCKHOLDERS' EQUITY: (NOTE 8)
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 139,696,022 and 112,075,224 shares issued and outstanding, respectively	139,696	112,075
Additional paid-in capital	85,345,213	79,613,593
Accumulated deficit	(68,338,647)	(63,630,832)
TOTAL STOCKHOLDERS' EQUITY	17,146,262	16,094,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,716,406	$16,886,921

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended
	September 30,
	2021	2020

OPERATING EXPENSES:
Mineral exploration	$2,801,385	$932,208
Abandonment of mineral rights	-	1,218,715
Salaries and benefits	564,659	299,340
Professional fees	205,068	172,362
Insurance	135,906	95,579
Gain on change in ARO estimate	-	(83,050)
Other general and administrative	768,635	327,614
TOTAL OPERATING EXPENSES	4,475,653	2,962,768

LOSS FROM OPERATIONS	(4,475,653)	(2,962,768)

OTHER INCOME (EXPENSE):
Other income	151	-
Foreign exchange loss and other	(148,197)	(863)
Interest expense	(1,473)	(35,965)
Interest expense – related party	(82,643)	(181,884)
Loss on debt modification – related party	-	(195,611)
TOTAL OTHER EXPENSE	(232,162)	(414,323)

LOSS BEFORE INCOME TAXES	(4,707,815)	(3,377,091)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(4,707,815)	$(3,377,091)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	120,741,893	78,725,630

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2019	67,395,260	$67,395	$74,568,258	$(60,253,741)	$14,381,912

Common stock and warrants issued for cash, net	41,136,364	41,137	4,156,863	-	4,198,000
Common stock issued for exercise of warrants	3,543,600	3,543	244,509	-	248,052
Stock-based compensation	-	-	161,100	-	161,100
Warrants issued for debt modification	-	-	170,500	-	170,500
Net assets acquired upon obtaining control of LM LLC (see note 3)	-	-	312,363	-	312,363
Net loss	-	-	-	(3,377,091)	(3,377,091)
Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$(63,630,832)	$16,094,836

Common stock issued for exercise of warrants	4,550,000	4,550	632,451	-	637,001
Common stock and warrants issued for private placement, net	23,070,798	23,071	4,452,747	-	4,475,818
Stock-based compensation	-	-	646,422	-	646,422
Net loss	-	-	-	(4,707,815)	(4,707,815)
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$(68,338,647)	$17,146,262

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,707,815)	$(3,377,091)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	646,422	161,100
Abandonment of mineral rights	-	1,218,715
Accretion of asset retirement obligation	5,632	24,431
Gain on change in ARO estimate	-	(83,050)
Loss on debt modification – related party	-	195,611
Amortization of discount on senior unsecured notes payable	-	72,634
Changes in assets and liabilities:
Prepaid expenses and other current assets	(9,428)	6,988
Account receivable	-	118,525
Accounts payable	(59,162)	70,496
Accrued expenses	(15,691)	(14,367)
Accrued interest payable – related party	(138,347)	-
Accrued payroll, benefits, and taxes	14,635	(481)
Net cash used by operating activities	(4,263,754)	(1,606,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(92,000)	(33,000)
Proceeds from lease of mineral rights	78,570	110,487
Reclamation bonds	-	(233,512)
Advance received from LM LLC prior to acquisition	-	205,194
Cash acquired upon obtaining control of LM LLC	-	29,770
Net cash provided (used) by investing activities	(13,430)	78,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	4,475,818	4,198,000
Proceeds from exercise of warrants	637,001	248,052
Payment on payment obligation	-	(178,533)
Payment on senior unsecured note payable – related party	(29,009)	(250,000)
Net cash provided by financing activities	5,083,810	4,017,519

Net increase in cash and cash equivalents	806,626	2,489,969

CASH AT BEGINNING OF YEAR	2,520,726	30,757

CASH AT END OF YEAR	$3,327,352	$2,520,726

Supplemental disclosure of cash flow information:

Cash paid for interest	$222,463	96,816

Non-cash financing and investing activities:
Net assets acquired upon obtaining control of LM LLC	$-	$312,363

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation

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

b.New Accounting Pronouncements - In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06 Debt - Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives And Hedging - Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s debt disclosures and accounting for convertible debt.

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

d. Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no mineable ore body is discovered, the Company determines to focus its exploration efforts elsewhere, claims fees and holding fees are not remitted, or for other reasons, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

e. Property Holding Costs – Holding costs to maintain a property, excluding mineral lease payments, are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

f. Fair Value Measurements – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those recurring assets and liabilities still held at the reporting date.

At September 30, 2021 and 2020, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including senior unsecured note payable – related party, net of discount and the payment obligation, approximate fair value at September 30, 2021 and 2020.

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

j. Accounting for Investments in Joint Ventures - Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. The Company has no investments accounted for under the equity method.

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

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

l. Asset Impairments - Carrying Value of Property, Mineral Rights and Equipment – The Company reviews the carrying value of property, mineral rights, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the related assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

m. Asset Retirement Obligations – The Company accounts for asset retirement obligations by following the methodology for accounting for estimated reclamation and abandonment costs as prescribed by GAAP. This guidance provides that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. An ARO asset is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain Target on its Eureka Project, and its Paiute Project (see Note 6).

n.Provision for Income Taxes – Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset, if management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 7).

Uncertain tax positions are evaluated in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

o. Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2021 and 2020, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

p. Stock-based Compensation – The Company estimates the fair value of its stock-based option compensation, and warrants when issued, using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options that are forfeited or expired are returned to the pool of options available for grant with no effect on the Company’s Statement of operations, but fair values are reduced from deferred share-based compensation in the calculation of current or deferred income tax assets or obligations.

The fair value of common stock awards is determined based upon the closing price of the Company’s stock on the grant date of the award. Compensation expense for grants that vest is recognized ratably over the vesting period.

q.Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The dilutive effect of convertible and outstanding securities as of September 30, 2021 and 2020 is as follows:

	2021	2020
Stock options	8,335,000	5,400,000
Warrants	74,216,319	75,634,670
Total potential dilution	82,551,319	81,034,670

At September 30, 2021 and 2020, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights, equipment and accumulated depreciation at September 30, 2021 and 2020:

	Expected Useful Lives (years)	2021	2020

Mineral rights – Eureka	-	$13,704,608	$13,701,178
Mineral rights – Other	-	65,000	55,000
Total mineral rights		13,769,608	13,756,178

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,821,085	$13,807,655

Depreciation expense for the years ended September 30, 2021 and 2020, was $0 for each period.

During the year ended September 30, 2020, the Company recognized an abandonment expense of $1,218,715 relating to the Elder Creek property for which the Company elected to not make required claims fee payments to McEwen Mining. See the discussion of Elder Creek below.

The Company received lease payments from a third party in two of the Company’s historical leases on the Eureka property. The total amount of these payments received for the years ended September 30, 2021 and September 30, 2020 was $78,570 and $110,487, respectively. The lease terms were modified during the fourth quarter of fiscal year 2021, and the payments ceased. These receipts were recorded as a reduction to mineral rights.

Elder Creek:

Management sought, but was unable to bring in a major company partner to farm into its rights under the agreement with McEwen Mining. A proposed agreement required the consent of McEwen Mining, which was not obtained prior to the June 30, 2020 anniversary deadline for payment of holding costs. McEwen Mining was unwilling to renegotiate the agreement and consent to the assignment to a third party, and due to the Company’s inability and unwillingness to raise additional funds at significantly higher interest rates to pay for the ongoing claims fees, the Company elected to terminate the agreement on the anniversary date. The Company recognized a loss on abandonment of $1,218,715, which was the carrying value of the mineral rights.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Lookout Mountain, LLC:

On July 27, 2019, the Company entered into an agreement with PM & Gold Mines, Inc. (“PM&G”) for the advanced exploration, and if determined feasible, the development of the Company’s Lookout Mountain Gold Project.

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

PM&G failed to meet its funding obligations for Stage 1 or Stage II. As a result, effective July 29, 2020, PM&G resigned under terms of the Agreement, forfeiting its rights and interests under the Agreement. At July 29, 2020, the Company became the 100% owner of the LLC and all PM&G ownership was forfeited.

Due to the change in ownership and the transfer to the Company of all management and approval responsibilities, the Company began consolidating all balance sheet and expense transactions into its consolidated financial statements as of July 29, 2020. Due to the status of the Company’s investment, Management determined that the acquisition of the remaining portion of the LLC should be accounted for as a transaction between companies under common control.  As a result, the assets of the LLC were recognized in the consolidated financial statements at their net book value upon acquisition date. The net book values of the LLC’s net assets consisted of the following on July 29, 2020:

Net Asset Value on July 29, 2020
Cash	$29,770
Advance to the Company	205,194
Mineral properties	7,637,403
Net Assets	7,872,367

Eliminated upon consolidation:
Investment in LM LLC	(7,354,810)
Advance from LM LLC	(205,194)
$312,363

The total net asset value of $312,363 was recognized as an increase in additional paid in capital during the year ended September 30, 2020.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

Mr. William Matlack was appointed to the Company’s Board of Directors on October 29, 2019. Mr. Matlack was the holder of the Unsecured senior notes payable with a principal balance of $550,000 ($452,255 net of unamortized discounts), plus interest accrued totaling $83,107 at September 30, 2019. During fiscal 2020, $250,000 of the notes was repaid together with $60,851 of interest accrued thereon. At September 30, 2020, the Company owed Mr. Matlack $300,000 plus $142,492 of accrued interest. During fiscal 2021, the Company repaid $29,009 of principal along with $220,991 of interest. At September 30, 2021, the Company owed Mr. Matlack $270,991 of principal plus $4,145 accrued interest. In conjunction with his appointment to the Board in fiscal year 2020, he was issued 100,000 stock options to acquire shares of common stock of the Company.

During the year ended September 30, 2020, two directors participated in a private placement offering of units of the Company, purchasing 909,091 units for total proceeds of $100,000. Each Unit was priced at $0.11 and consisted of one share of common stock of the Company and one common share Series L Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.20 per share until August 15, 2023. The participation of the directors of the Company in this private placement was on the same terms as other investors in the private placement offering. The Board of Directors approved the insiders’ participation in the private placement.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

NOTE 5 – SENIOR UNSECURED NOTES PAYABLE:

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

The unamortized discount related to the Series F warrants was $25,111 at the time of the amendment. The net difference in the fair values of the warrants of $170,500, together with the unamortized discount, were recorded as a loss on modification of debt of $195,611 in the year ended September 30, 2020.

At September 30, 2021 and 2020, the note payable balance was $270,991 and $300,000, respectively, with all of the discount fully amortized.

The accrued interest on the senior unsecured note payable – related party was $4,145 and $142,492 at September 30, 2021 and September 30, 2020, respectively. Interest expense related to the senior unsecured note payable to this related party was $82,643 and $120,237 for the fiscal years ended September 30, 2021 and 2020, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note, which did not occur with the August 17, 2020 private placement. As at August 30m 2021 and continuing through September 30, 2021, the Lender provided a waiver of default on the Note that would otherwise have existed due to a non-payment under this contract term for the note. On August 30, 2021, $250,000 was remitted to the Lender in conjunction with the financing of June 2021, consisting of $29,009 of principal and $220,991 of interest. The Lender agreed to waive the balance of the payment requirement to avoid a default on the Note that would otherwise have existed due to a under-payment under this contract term for the note as of September 30, 2021.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

NOTE 6 – ASSET RETIREMENT OBLIGATION:

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the new estimate of the asset retirement obligation during the prior year, the Company used a credit-adjusted risk-free interest rate of 5% and a projected mine life of 15 years.

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its mineral properties are as follows:

	2021	2020
Beginning balance	$112,615	$168,619
Change in ARO estimate	-	(80,435)
Accretion expense	5,632	24,431
Ending balance	$118,247	$112,615

In the fourth quarter of 2020, Management updated the ARO at Lookout Mountain to reflect the actual disturbed acres from exploration activities and actual reclamation work performed to date. The updated estimate of undiscounted costs of approximately $234,119 was an increase from the $200,000 in the previous estimate. However, the ARO liability decreased by $80,435 as a result of changes in the estimated acres disturbed, estimated timing of costs, estimated costs to perform the reclamation work and the impact of discounting the costs to present value. The ARO related to the changes described above were discounted using a credit adjusted, risk-free interest rate of 5.0%. Management’s evaluation of the ARO at September 30, 2021 did not indicate that a revision to the ARO was needed.

NOTE 7 – INCOME TAXES:

At September 30, 2021 and 2020, the Company did not record a tax provision or benefit.

At September 30, 2021 and 2020, the Company had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes. As the Company’s management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2021 and 2020.

The components of the Company’s deferred taxes at September 30, 2021 and 2020 are as follows:

Timberline Resources Corp.	2021	2020
Net deferred tax assets:
Exploration costs	$130,000	$190,000
Investments in subsidiaries	184,000	184,000
Share-based compensation	350,000	1,460,000
Federal and state net operating loss carryforwards	11,752,000	11,408,000
Foreign net operating loss carryforwards	1,803,000	1,736,000
Total deferred tax asset	14,219,000	14,978,000
Valuation allowance	(14,219,000)	(14,978,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(2,261,000)	$(2,302,000)
Exploration costs	296,000	479,000
Federal and state net operating loss carryforwards	4,425,000	3,871,000
Total deferred tax asset	2,460,000	2,048,000
Valuation allowance	(2,460,000)	(2,048,000)
Net deferred tax asset	$-	$-

Timberline Resources Corporation

Notes to Consolidated Financial Statements

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

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax loss for the following reasons:

	2021	2020

Net Loss	$(4,708,000)	$(3,377,000)
Statutory Federal income tax rate	21.0%	21.0%
Expected income tax benefit based on statutory rate	(989,000)	(709,000)
Effect of state taxes	(98,000)	(67,000)
Effect of change in tax rates	(67,000)	-
Expiration of foreign tax credit	-	697,000
Taxable loss from unconsolidated entity	-	(46,000)
Change in valuation allowance	(346,000)	252,000
Expiration of stock options in prior years	1,277,000	-
Prior year change in estimates	223,000	(127,000)
Income tax provision	$-	$-

At September 30, 2021, the Company had total federal net operating loss carryforwards of approximately $50.9 million, of which $44.8 million expire in fiscal years ending September 30, 2024 through September 30, 2038. Federal net operating loss carryforwards of $6.1 million will not expire. State net operating losses total approximately $21.6 million and will expire in fiscal years ending September 30, 2022 through September 30, 2041.

BH Minerals has total federal net operating loss carryforwards of approximately $21.0 million, of which $15.8 million expire in fiscal years ending September 30, 2025 through September 30, 2038. Federal net operating loss carryforwards of $5.2 million will not expire.

At September 30, 2021, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

At September 30, 2020, $697,000 of foreign tax credit carryforwards expired.

The Company has not identified any unrecognized tax benefits. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. Fiscal years 2018 through 2021 remain subject to examination by state and federal tax authorities. The Company has reviewed its tax returns and believes the Company has not taken any unsubstantiated tax positions.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation. The equity placement activities during the year ended September 30, 2021 did not give rise to an ownership change under Section 382.

As a result of previous acquisitions, the Company acquired approximately $15,000,000 of federal net operating loss carryovers that are limited by Code Section 382. As of September 30, 2021, the Company has not determined if any other losses are limited by IRS Code Section 382.

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

At the Annual General Meeting of shareholders held on April 14, 2021, the shareholders approved an increase in the number of authorized common shares of the Company from 200,000,000 to 500,000,000, with no change in par value and no split or other modification to any outstanding shares. The Certificate of Incorporation of the Company in the State of Delaware was amended to reflect that change in October 2021.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Private Placements

On October 23, 2019, the Company closed a private placement offering with accredited investors for 7,500,000 units of the Company at a price of US$0.08 per unit, for total proceeds to the Company of $600,000. Each unit consisted of one share of common stock of the Company and one-half common share purchase Series J warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.12 per share until the warrant expiration date of October 15, 2024. As a result, 7,500,000 shares of common stock of the Company and 3,750,000 Warrants were issued and 3,750,000 shares of common stock were reserved for issuance pursuant to Warrant exercises. A director of the Company, William Matlack, participated in the offering and subscribed for 7,125,000 units. The Warrants comprised in Mr. Matlack’s units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any Warrant exercise if such exercise would cause him to beneficially own or control 20% or more of the issued and outstanding common shares of Timberline.

On August 17, 2020, the Company closed a private placement offering with accredited investors for 33,636,364 units of the Company at a price of US$0.11 per unit, for total proceeds to the Company of $3,700,000. Each unit consisted of one share of common stock of the Company and one common share purchase Series L Warrant, with each warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.20 per share until the warrant expiration date of August 15, 2023. The Company incurred total costs of $102,000 related to this financing. As a result, 33,636,364 shares of common stock of the Company and 33,636,364 warrants were issued and 33,636,364 shares of common stock were reserved for issuance pursuant to warrant exercises. Two directors of the Company, William Matlack and Steven Osterberg, participated in the offering and subscribed for 909,091 units for total proceeds of $100,000. The warrants comprised in Mr. Matlack’s units contain a voluntary restriction on exercise preventing Mr. Matlack from completing any warrant exercise if such exercise would cause him to beneficially own or control 20% or more of the issued and outstanding common shares of Timberline.

On June 25, 2021, the Company closed on total subscriptions for a private placement offering for 23,070,798 Units of the Company at a price of $0.20 per Unit. Each Unit consisted of one share of common stock of the Company and one-half common share purchase Series M Warrant (each whole such warrant a “Warrant”), with each Warrant exercisable to acquire an additional share of common stock of the Company at a price of $0.30 per share until the Warrant expiration date of May 31, 2023. A total of 23,070,798 shares and 11,535,399 Warrants issued for net proceeds of $4,475,818 to the Company, net of $138,342 finders fees to third parties. In addition, 596,248 Series M Warrants were issued for finders fees.

Warrants

During the fiscal year ended September 30, 2020, a total of 37,386,364 Series J and Series L Warrants were issued pursuant to two private placement offerings. A total of 3,543,600 Series I Warrants were exercised for shares of common stock. Additionally, 3,265,500 Series F warrants were canceled and replaced by 4,000,000 Series K Warrants as part of the extension of a Senior unsecured note payable described in Note 5.

During the fiscal year ended September 30, 2021, 12,131,647 Series M Warrants were issued pursuant to a private placement offering. A total of 4,550,000 warrants were exercised for shares of common stock for a total of $637,001 cash proceeds to the Company. Total warrants of 9,000,000 and 8,000,000 expired during the fiscal years ended September 30, 2021 and 2020, respectively. There were 74,216,319 and 75,634,670 warrants outstanding as of September 30, 2021 and 2020, respectively.

Fair values of warrants issued with equity transactions was recorded as recorded to Additional paid-in capital. The valuation model used the following inputs:

Warrants Issued During the Year Ended September 30, 2020
Expected volatility	147.2% - 171.6%
Stock price on date of the note	$0.07 - $0.11
Exercise price	$0.08 - $0.20
Expected dividends	-
Expected term (in years)	3.0 -3.333
Risk-free rate	.0.667% - 1.34%
Expected forfeiture rate	0%

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The following is a summary of warrants as of September 30, 2021:

	Shares	Exercise Price ($)	Expiration Date
Series C Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2019	2,880,867	0.45	October 31, 2022
Outstanding and exercisable at September 30, 2020	2,880,867
Outstanding and exercisable at September 30, 2021	2,880,867
Series D Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2019	7,500,000	0.14	April 30, 2021
Outstanding and exercisable at September 30, 2020	7,500,000
Exercised	(3,500,000)
Expired	(4,000,000)
Outstanding and exercisable at September 30, 2021	-
Series D-2 Warrants: (Issued for Mineral Property Purchase)
Outstanding and exercisable at September 30, 2019	5,000,000	0.24	May 23, 2021
Outstanding and exercisable at September 30, 2020	5,000,000
Expired	(5,000,000)
Outstanding and exercisable at September 30, 2021	-
Series E Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2019	7,500,000	0.14	October 29, 2021
Outstanding and exercisable at September 30, 2020	7,500,000
Exercised	(675,000)
Outstanding and exercisable at September 30, 2021	6,825,000
Series F Warrants: (Issued for Unsecured Senior Note)
Outstanding and exercisable at September 30, 2019	3,265,500	0.09	February 1, 2023
Exchanged for Series K warrants	(3,265,500)
Outstanding and exercisable at September 30, 2020	-
Outstanding and exercisable at September 30, 2021	-
Series G Warrants: (Issued for Mineral Property Purchase)
Outstanding and exercisable at September 30, 2019	5,000,000	0.24	December 18, 2021
Outstanding and exercisable at September 30, 2020	5,000,000
Outstanding and exercisable at September 30, 2021	5,000,000
Series H Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2019	6,367,441	0.14	March 22, 2022
Outstanding and exercisable at September 30, 2020	6,367,441
Exercised	(375,000)
Outstanding and exercisable at September 30, 2021	5,992,441
Series I Warrants: (Issued for Unsecured Note Payable)
Outstanding and exercisable at September 30, 2019	3,543,600	0.07	November 7, 2020
Exercised	(3,543,600)
Outstanding and exercisable at September 30, 2020	-
Outstanding and exercisable at September 30, 2021	-
Series J Warrants: (Issued for Private Placement)
Warrants Issued October 15, 2019	3,750,000	0.12	October 15, 2024
Outstanding and exercisable at September 30, 2020	3,750,000
Outstanding and exercisable at September 30, 2021	3,750,000
Series K Warrants: (Issued for Extension of Unsecured Note Payable)
Warrants Issued January 20, 2020 in exchange for Series F warrants	4,000,000	0.08	January 20, 2023
Outstanding and exercisable at September 30, 2020	4,000,000
Outstanding and exercisable at September 30, 2021	4,000,000
Series L Warrants: (Issued for Private Placement)
Warrants Issued August 15, 2020	33,636,364	0.20	August 15, 2023
Outstanding and exercisable at September 30, 2020	33,636,364
Outstanding and exercisable at September 30, 2021	33,636,364
Series M Warrants: (Issued for Private Placement)
Warrants Issued June 25, 2021	12,131,647	0.30	May 21, 2023
Outstanding and exercisable at September 30, 2021	12,131,647

Warrants outstanding and weighted average exercise price at September 30, 2021	74,216,319	0.21

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There was no preferred stock issued as of September 30, 2021 and 2020.

NOTE 9 – STOCK-BASED AWARDS:

During the year ended September 30, 2019, the Company’s shareholders approved and the Company’s Board of Directors adopted of the Company’s 2018 Stock and Incentive Plan. This plan replaced the Company’s 2015 Equity Incentive Plan. The aggregate number of shares that could be issued to employees, directors, and consultants under all stock-based awards made under the 2018 Stock and Incentive Plan was 8 million shares of the Company’s common stock.

During the year ended September 30, 2021, the Company’s shareholders approved an increase to the number of shares of common stock reserved for issuance under the Plan to 15,000,000 shares of common stock, including 10,000,000 shares of common stock reserved for incentive stock options. Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

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

The fair value of the option awards granted during the years ended September 30, 2021 and 2020 was $779,385, of which $646,422 was vested, and $161,100, respectively. The fair value of unvested fiscal 2021 options will be recognized as compensation in the amount of $44,321 in each of the following three years covered by the vesting period. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted at May 6, 2021	Options Granted at October 8, 2020	Options Granted at October 29, 2019
Expected volatility	167.9%	171.9%	149.5%
Stock price on date of grant	$0.20	$0.25	$ 0.07
Exercise price	$0.25	$0.25	$ 0.08
Expected dividends	-	-	-
Expected term (in years)	5	5	5
Risk-free rate	0.05%	0.09%	1.66%
Expected forfeiture rate	0%	0%	0%
Fair value of vested options at grant date	$519,400	$127,022	$161,100

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The cost of options granted to employees is recorded as salaries and benefits, and the cost of options granted to directors and consultants is recorded as other general and administrative expenses. The total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Fiscal year ended September 30,
	2021	2020
Salaries and benefits	$271,522	$72,100
Other general and administrative expenses	374,900	89,000
Total	$646,422	$161,100

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan, the 2015 Stock and Incentive Plan and the 2018 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,280,000	$0.26
Granted	2,550,000	0.08
Expired	(430,000)	(0.43)
Outstanding at September 30, 2020	5,400,000	0.16
Granted	3,885,000	0.12
Expired	(950,000)	(0.43)
Outstanding at September 30, 2021	8,335,000	$0.17

Exercisable at September 30, 2021	7,772,500	$0.18

Weighted average fair value of options granted during the fiscal year ended September 30, 2021		$0.12
Average remaining contractual term of options outstanding and exercisable at September 30, 2021 (years)		3.34
Intrinsic value of options outstanding at September 30, 2021		$165,000

Intrinsic value of options exercisable at September 30, 2021		$165,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total $236,277 per year in the future.

Real Estate Lease Commitments

At September 30, 2021, the Company had real estate lease commitments for certain mineral properties totaling $72,000 annually. The Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of September 30, 2021, the Company’s internal control over financial reporting is not effective, due to the current inability to segregate duties inherent with limited staffing.

Management’s Remediation Initiatives

Management’s remediation initiatives included implementing additional controls over cash receipt and payment transactions through reviews and approvals performed by our Chief Executive Officer and Chief Financial Officer. These detective controls significantly mitigate segregation of duties issues that exist by one person having the ability to enter payments and receipts into the accounting software, process payment and deposits into the accounting software and reconciling bank statements. The Company has three employees, and management has concluded that anticipated business growth and the accompanying expansion of staffing will improve effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of December 20, 2021.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Patrick Highsmith(1)	President & Chief Executive Officer and Director	Mining Executive, Geologist & Geochemist	October 8, 2020	54
Steven Osterberg(2)	VP- Exploration and Director, former President & Chief Executive Officer	VP – Exploration, Geologist	February 1, 2012	61
Ted R. Sharp	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Founder and Owner of Sharp Executive Associates, Inc., Certified Public Accountant	September 10, 2018	65
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	72
Donald McDowell	VP Corporate Development and Director	President of Americas Gold Exploration Inc.	June 21, 2018	62
William Matlack	Director	Geologist	October 29, 2019	67
Pamela Saxton (3)	Director	Professional Director	May 6, 2021	69

1)Mr. Highsmith was appointed President and Chief Executive Officer on October 8, 2020, and was appointed to the Board of Directors on January 1, 2021.

2)Mr. Osterberg was appointed VP- Exploration on October 8, 2020, was former President and Chief Executive Officer appointed on January 19, 2016 and resigned from those positions on October 8, 2020.

3)“Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.

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

Patrick Highsmith - President, Chief Executive Officer and Director

Mr. Highsmith has more than 30 years of international experience including operational, exploration and business development roles with major companies such as Newmont Mining, BHP, Rio Tinto, and Fortescue Metals Group. He also has co-founded, and/or acted as a director or senior executive in several junior companies. His junior company pedigree includes Canadian listed companies such as: Lithium One, Bellhaven Copper & Gold, Pure Energy Minerals, Idaho Champion Gold Mines, and FireFox Gold, for whom he is co-founder and chairman of the board. Mr. Highsmith has been involved with several significant discoveries and helped add value to those projects through various stages of economic advancement, partnerships, joint ventures, or sales. He has a long history with Chairman Leigh Freeman and VP Exploration Steven Osterberg. Patrick holds degrees in Geological Engineering and Economic Geology (Geochemistry) from the Colorado School of Mines. He has specialized technical expertise in gold, copper, and lithium exploration. Mr. Highsmith was appointed to the Board effective January 1, 2021.

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

Donald McDowell – VP-Corporate Development and Director

Mr. Donald McDowell has served as the founding President of Americas Gold Exploration Inc. since October 2008. He was the President of Great American Minerals Inc. from January 2000 to October 2008. Mr. McDowell is a mineral exploration executive with over 25 years of business, mineral exploration, and development experience with a specific focus on the Great Basin in Nevada. Mr. McDowell’s experience includes 17 years with major corporations including Nippon Mining of Japan, Santa Fe Pacific Gold and Kennecott Exploration, where he was involved in exploration, resource/reserve evaluations and mine development. He was also the founder, president and director of Great American Minerals Inc. from April 2003 until its sale in 2007. From 1997 to 1999, he was a co-founding officer and Director of Golden Phoenix Minerals, Inc., a publicly held natural resources company. Mr. McDowell is a registered professional land surveyor in the state of California.

For the following reasons the Board concluded that Mr. McDowell should serve as a director of the Company, in light of its business and structure. Mr. McDowell’s extensive management experience in mineral exploration companies and background in mineral projects enable him to provide operating and leadership insights to the Board as a director. Further, his experience with other exploration companies allows him to bring a wide range of senior expertise in regard to mineral exploration to the Company. These skills were determined by the Board to be valuable to the Board, as the Company’s primary assets are exploration stage properties.

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

Pamela Saxton – Director

On May 4, 2021, our Board of Directors appointed Ms. Pamela Saxton as a director of the Company, effective May 6, 2021. Ms. Saxton is an accredited accountant and recognized finance leader with more than 35 years of domestic and international experience in the mining, software, and oil and gas industries. Ms. Saxton currently serves on the board of Aquila Resources Inc. since 2019, and Bunker Hill Mining Corporation since November 2020, and also currently serves on a North American advisory board for Damstra Holdings Limited – Damstra Technology, since February 2021. Ms. Saxton also served on the board of Pershing Gold Corporation from November 2017 until it was acquired in April 2019. Ms. Saxton has held senior executive finance positions at several mining and oil and gas companies, most recently serving as Executive Vice President and Chief Financial Officer of Thompson Creek Metals Company Inc. from August 2008 to October 2016. Prior to 2008, Ms.

Saxton was Vice President Finance—U.S. Operations of Franco-Nevada Corporation, Vice President and Chief Financial Officer of New West Gold Corporation, Vice President and Controller of Amax Gold Inc. and Assistant Controller of Cyprus Amax Minerals Inc. Ms. Saxton also was the Vice President of Finance, Corporate Controller and Chief Accounting Officer for J.D. Edwards & Company. Ms. Saxton began her career with Arthur Andersen & Company after receiving her Bachelor of Science in Accounting from the University of Colorado. Since September 1987, she has served as a Trustee and since January 2017 serves as Vice President for the Viola Vestal Coulter Foundation, which provides scholarships to various colleges and universities, with a focus on mining. She is also the Past Chair of the Board for the Colorado Association of Commerce and Industry, a state chamber of commerce.

For the following reasons the Board concluded that Ms. Saxton should serve as a director and Chair of the Audit Committee of the Company, in light of its business and structure. Ms. Saxton is an independent director and is a financial expert given her extensive financial background and management experience in mining and exploration companies. In addition to Ms. Saxton’s industry knowledge, she has a strong grasp of internal controls over financial reporting and accounting and financial reporting issues and critical accounting policies. These skills were determined to be valuable to the Board, as the Company’s primary assets are exploration-stage properties.

Steven Osterberg – VP-Exploration, former President, Chief Executive Officer

Dr. Osterberg was appointed as our Vice-President, Exploration on October 8, 2020 and previously served as President and Chief Executive Officer and a Director since January 19, 2016, and prior to that was our Vice-President, Exploration since February 1, 2012. Previously, since April 2009, Dr. Osterberg was a Senior Geologist with Tetra Tech, Inc., a mining-related consulting firm. From November 2004 through March 2009, Dr. Osterberg was an independent consulting geologist. During this period, Dr. Osterberg also co-founded Jack’s Fork Exploration, Inc., a privately held mineral exploration company. From 2002 to 2004, Dr. Osterberg was a Senior Geologist at Tetra Tech-MFG, Inc. Dr. Osterberg holds a Ph.D. in geology from the University of Minnesota and is a licensed professional geologist (P.G.) and qualified person (QP) with the Society of Mining and Metallurgy (SME). Mr. Osterberg is employed on a full-time basis with Timberline Resources.

Ted R. Sharp, CPA – Chief Financial Officer

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective September 10, 2018. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since March 2006 to the present, he serves as Chief Financial Officer of Goldrich Mining Company. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. From July 2012 through the present, Mr. Sharp is a principal and serves part-time as Chief Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, from December 2018 to April 10, 2020, he served as Chief Financial Officer of U.S. Gold Corp. From May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation. From September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Pamela Saxton (Chairwoman) and Leigh Freeman. Ms. Saxton and Mr. Freeman each satisfy the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide. At December 20, 2021, Ms. Saxton and Mr. Freeman are the only members of the Audit Committee.

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

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814. We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2021, or during the subsequent period from October 1, 2021 through the date of this Form 10-K.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2021, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2021 of those persons who were, at September 30, 2021 (i) the Chief Executive Officer (Patrick Highsmith), (ii) the Chief Financial Officer (Ted R. Sharp), and (iii) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(12) ($)	All Other Compensation ($)	Total ($)
Patrick Highsmith, President, Chief Executive Officer(1)	2021	166,727		270,250(3)(4)		436,977
Steven Osterberg, VP-Exploration(2)	2021	150,000	-	96,391(5)	-	246,391
	2020	150,000	-	28,841(6)	-	178,841
Donald McDowell, VP-Corporate Development	2021	-	-	37,300(7)	49,100(10)	86,400
	2020	-	-	28,841(6)	112,200(10)	141,041
Ted R. Sharp, Chief Financial Officer	2021	-	-	27,975(8)	66,510(11)	94,485
	2020	-	-	9,614(9)	49,259(11)	58,873

(1)Mr. Patrick Highsmith was appointed President & Chief Executive Officer on October 8, 2020.

(2)Mr. Osterberg was President and Chief Executive Officer, appointed on January 19, 2016, until October 8, 2020, resigned from those positions and was then appointed VP – Exploration.

(3)Includes 750,000 stock option awards with an exercise price of $0.25 per share, 25% which vested immediately with the balance vesting at 25% on subsequent anniversaries.

(4)Includes 500,000 stock option awards with an exercise price of $0.25 per share, which vested immediately.

(5)Includes 450,000 stock option awards with an exercise price of $0.25 per share, which vested immediately.

(6)Includes 456,522 stock option awards, with an exercise price of $0.08 per share, which vested immediately.

(7)Includes 200,000 stock option awards, with an exercise price of $0.25 per share, which vested immediately.

(8)Includes 150,000 stock option awards, with an exercise price of $0.25 per share, which vested immediately.

(9)Includes 152,173 stock option awards, with an exercise price of $0.08 per share, which vested immediately.

(10)Mr. McDowell provides services as VP-Corporate Development under a consulting arrangement.

(11)Mr. Sharp provides services as Chief Financial Officer under a consulting contract.

(12)Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal year ended September 30, 2021 and Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal years ended September 30, 2020.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2021. No stock appreciation rights have been awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date
Patrick Highsmith	750,000 500,000	$0.25 $0.25	10/8/2025 5/6/2026
Steven Osterberg	500,000 456,522 250,000 200,000	$0.17 $0.08 $0.25 $0.25	2/2/2023 10/29/2024 10/8/2025 5/6/2026
Donald McDowell	100,000 456,522 200,000	$0.10 $0.08 $0.25	06/21/2023 10/29/2024 5/6/2026
Ted R. Sharp	100,000 152,173 150,000	$0.10 $0.08 $0.25	1/17/2024 10/29/2024 5/6/2026

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2021. Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leigh Freeman	0	0	44,760	0	0	0	44,760
Paul Dircksen(3)	0	0	0	0	0	7,330(1)	7,330
Quinton Hennigh(2)	0	0	79,736	0	0	0	79,736
Patrick Highsmith(4)	0	0	270,250	0	0	0	270,250
David Mathewson(3)	0	0	41,140	0	0	0	41,140
William Matlack	0	0	37,300	0	0	0	37,300
Steve Osterberg(5)	0	0	96,391	0	0	0	96,391
Pam Saxton(6)	0	0	37,300	0	0	0	37,300

(6)Mr. Dircksen’s health care premium reimbursements per his employment letter prior to his retirement. This reimbursement agreement has no expiration date.

(2)Mr. Hennigh was appointed a director on September 14, 2020 and received no compensation during the fiscal year ended September 30, 2020. He resigned on August 6, 2021.

(3)Mr. Dircksen and Mr. Mathewson did not stand for re-election to the board during the 2021 AGM but will remain on in a capacity of an advisory board.

(4)Mr. Highsmith was appointed director on January 1, 2021. He was appointed President and Chief Executive Officer on October 8, 2020, for which he receives a salary, which is not listed here.

(5)Mr. Osterberg resigned from the board October 9, 2020, and remains with the Company as VP-Exploration, for which he receives a salary, which is not listed here.

(6)Ms. Saxton was appointed a director on May 4, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of September 30, 2021, regarding the ownership of our common stock by:

•each named executive officer, each director and all of our directors and executive officers as a group; and

•each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 139,696,022 shares of common stock outstanding as of September 30, 2021. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following September 30, 2021 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066/805,217	*
Common Stock	Steve Osterberg (c)(2) President & Chief Executive Officer, Director	1,037,569/1,859,931	2.05%
Common Stock	Donald McDowell (b)(3) Director	10,555,418/6,231,522	11.51%
Common Stock	William Matlack (a)(4) Director	17,383,461/12,664,009	20.00%
Common Stock	Patrick Highsmith(b)(5) Chief Executive Officer, Director	-/687,500	*
Common Stock	Pamela Saxton (a)(6) Director	-/200,000	*
Common Stock	Ted R. Sharp (c)(7) Chief Financial Officer	-/402,173	*

Common Stock	Total Directors and Executive Officers as a group (7 persons)	19,041,514/22,850,352	35.09%

5% STOCKHOLDERS
Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	William Matlack (a)(4) Director	17,383,461/12,664,009	20.00%
Common Stock	Americas Gold Exploration, Inc. (3) Donald McDowell 2131 Stone Hill Circle Reno, NV 89519	10,555,418/6,231,522	11.51%
Common Stock	Myrmikan Gold Fund LLC (8) Daniel Oliver Jr. 713 Silvermine Rd., New Canaan, CT 06840	5,650,000/5,147,500	7.46%
Common Stock	Condire Resource Master Partnership (9) John Bateman, 2000 McKinney Ave, Suite 2125, Dallas TX 75201	11,300,000/10,050,000	14.26%
Common Stock	Crescat Global Macro Master Fund LTD Crescat Long/Short Fund LLP Crescat Precious Metals Master Fund LTD Kevin and Linda Smith Living Trust (10) Kevin Smith, 1560 Broadway, Suite 2270, Denver, CO 80202	17,763,636/16,988,636	22.18%

* less than 1%.

** The percentages listed for each shareholder are based on 139,696,022 shares outstanding as of September 30, 2021 and assume the exercise by that shareholder only of his/her entire option or warrant, exercisable within 60 days of September 30, 2021.

(a) Director only

(b) Officer and Director

(c) Officer only

(1) A vested option to purchase 200,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. A vested option to purchase 365,217 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 240,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.

(2)  A vested option to purchase 500,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. A vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026. This stockholder acquired units on October 29, 2018 which included 187,500 shares of common stock and 187,500 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of October 29, 2021. This stockholder acquired units on March 22, 2019 which included 175,000 shares of common stock and 175,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022. This stockholder acquired units on August 15, 2020 which included 90,909 shares of common stock and 90,909 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023.

(3)  Mr. McDowell, a director of the Company, is the principal holder of shares of Americas Gold Exploration, Inc., owning approximately 75% of the voting securities of that company. The shares include 609,200 shares, a vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023, a vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024, a vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.and 475,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022, each held personally by Mr. McDowell. Also included are 5,000,000 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on December 31, 2021.

(4)  A vested option to purchase 404,348 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026. Includes 3,678,979 shares acquirable upon exercise of warrants exercisable at a price of $0.14 per share that expire on October 29, 2021. This stockholder acquired units on October 19, 2019 which included 7,125,000 share of common stock and 3,562,500 warrants exercisable at a price of $0.12 per share that expire on October 15, 2024. This stockholder acquired units on August 15, 2020 which included 818,182 shares of common stock and 818,182 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder renegotiated a senior note – related party, exchanging 3,265,500 Series F Warrants for 4,000,000 Series K Warrants exercisable at $0.08 that expire on January 20, 2023. Mr. Matlack’s warrants include a voluntary provision in which he is prohibited from exercising those warrants if so doing would result in ownership exceeding 20.0%, therefore, the beneficial ownership percentage for Mr. Matlack is limited to the maximum allowed by that provision.

(5)  An option to purchase 750,000 shares was granted to this stockholder on October 8, 2020 with an exercise price of $0.25 per share and an expiration date of October 8, 2025, of which 187,500 are vested. A vested option to purchase 500,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.

(6)  A vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.

(7)  A vested option to purchase 100,000 shares was granted to this stockholder on December 31, 2018 with an exercise price of $0.10 per share and an expiration date of December 31, 2023. A vested option to purchase 152,173 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 150,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.

(8) This stockholder acquired units on November 16, 2017 which included 85,000 shares of common stock and 85,000 Series C Warrants exercisable at a price of $0.45 per share that expire on October 31, 2022. This stockholder acquired units on November 9, 2018 which included 500,000 shares of common stock and 500,000 Series E Warrants exercisable at a price of $0.14 per share that expire on October 29, 2021. This stockholder acquired units on July 25, 2019 which included 375,000 shares of common stock and 375,000 Series H Warrants exercisable at a price of $0.14 per share that expire on March 22, 2022. This stockholder acquired units on October 23, 2019 which included 375,000 shares of common stock and 187,500 Series J Warrants exercisable at a price of $0.12 per share that expire on October 14, 2024. This stockholder acquired units on August 15, 2020 which included 3,500,000 shares of common stock and 3,500,000 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder acquired units on June 29, 2021 which included 1,000,000 shares of common stock and 500,000 Series M Warrants exercisable at a price of $0.30 per share that expire on May 31, 2023.

(9) This stockholder acquired units on August 15, 2020 which included 8,800,000 shares of common stock and 8,800,000 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder acquired units on June 29, 2021 which included 2,500,000 shares of common stock and 1,250,000 Series M Warrants exercisable at a price of $0.30 per share that expire on May 31, 2023.

(10) This group of affiliated stockholders acquired units on August 15, 2020 which included 17,272,727 shares of common stock and 17,272,727 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder acquired units on June 29, 2021 which included 1,250,000 shares of common stock and 625,000 Series M Warrants exercisable at a price of $0.30 per share that expire on May 31, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2021, except as noted below.

Mr. Matlack is the lender of a senior unsecured notes payable with an original principal balance of $300,000 to the Company. The note carries an annual rate of 18% and is due on January 20, 2023. The Company paid a total of $250,000 to Mr. Matlack under the terms of this note, which included $29,009 principal and $220,991 of accrued interest. Mr. Matlack has waived a default condition that would otherwise currently exist due to us not remitting 25% of equity and other debt financings in payment on the note balance.

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

Director Independence

We have five directors as of December 20, 2021, including two independent directors, as follows:

•Leigh Freeman

•Pamela Saxton

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Assure CPA, LLC was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2021.

Our financial statements have been audited by Assure CPA, LLC, independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2020.

The following table sets forth information regarding the amount billed to us by our independent auditor, Assure CPA, LLC for our two fiscal years ended September 30, 2021 and 2020, respectively:

	Years Ended September 30,
	2021	2020
Audit Fees	$64,903	$52,847
Audit Related Fees	-	-
Tax Fees	7,850	8,000
All Other Fees	1,516	1,189
Total	$74,269	$62,036

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2021 and 2020 were pre-approved by the Audit Committee. The Audit Committee reviews with Assure CPA, LLC whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1. Report of Independent Registered Public Accounting Firm dated December 20, 2021.

2. Consolidated Balance Sheets—At September 30, 2021 and 2020.

3. Consolidated Statements of Operations—Years ended September 30, 2021 and 2020.

4. Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2021 and 2020.

5. Consolidated Statements of Cash Flows—Years ended September 30, 2021 and 2020.

6. Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibits

Exhibit	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
3.3	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 14, 2021.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.4	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.5	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.6	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8	Form of the Series K Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.9	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
4.10#	Form of the Series M Warrant
10.1*

Amended 2005 Equity Incentive Plan approved at the September 22, 2006 Annual Meeting of Shareholders, incorporated by reference Exhibit A to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission on September 8, 2006

10.2*

Amendment No. 1 to Timberline Resources Corporation’s Amended 2005 Equity Incentive Plan, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 27, 2008.

10.3*	2015 Stock and Incentive Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on August 26, 2015
10.4	Form of Loan Agreement dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016
10.5	Form of Note dated May 26, 2016, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 27, 2016

10.6	First Amendment to Option Agreement, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2016
10.7	Creditor Agreement dated September 12, 2017, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 13, 2017
10.8*

Sharp Executive Associates, Inc. (Ted R. Sharp) CFO Engagement Letter dated September 10, 2018, incorporated by reference to exhibit 10.36 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 27, 2018

10.9	Lookout Mountain LLC Agreement dated June 28, 2019, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 10, 2020
10.10*	Patrick Highsmith Employment Agreement dated October 3, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
10.11*	Steven Osterberg Employment Agreement dated October 9, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
21.1	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on January 10, 2020
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:     /s/ Patrick Highsmith

Patrick Highsmith, President and Chief Executive Officer, Principal Executive Officer

Date:  December 20, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date:  December 20, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:  December 20, 2021               /s/ Leigh Freeman

Leigh Freeman, Chairman of the Board of Directors

Date:  December 20, 2021               /s/ Patrick Highsmith

Patrick Highsmith, Director, President and Chief Executive Officer

Date:  December 20, 2021               /s/ Donald McDowell

Donald McDowell, Director, VP-Corporate Development

Date:  December 20, 2021               /s/ Pamela Saxton

Pamela Saxton, Director

Date:  December 20, 2021                /s/ William Matlack

William Matlack, Director

Date:  December 20, 2021                /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer