Form 10-Q
period 2021-12-31
Timberline Resources Corp
filed 2022-02-14
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   ☐

Number of shares of issuer’s common stock outstanding at February 14, 2022: 139,696,022

INDEX

Page

PART I — FINANCIAL INFORMATION5

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK21

ITEM 4. CONTROLS AND PROCEDURES21

PART II — OTHER INFORMATION23

ITEM 1. LEGAL PROCEEDINGS.23

ITEM 1A. RISK FACTORS23

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.23

ITEM 4.  MINE SAFETY DISCLOSURES23

ITEM 5.  OTHER INFORMATION23

SIGNATURES25

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

As of December 31, 2021, the pandemic had not materially impacted the Registrants’ financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2021.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of December 31, 2021, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of December 31, 2021, Timberline Resource’s available liquidity is approximately $1,800,000. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Contents

Page

FINANCIAL STATEMENTS (UNAUDITED):

Condensed Consolidated balance sheets5

Condensed Consolidated statements of operations6

Condensed Consolidated statements of changes in stockholders’ equity7

Condensed Consolidated statements of cash flows8

Notes to condensed consolidated financial statements9 - 14

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2021	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$1,854,614	$3,327,352
Prepaid expenses and other current assets	80,513	23,573
TOTAL CURRENT ASSETS	1,935,127	3,350,925

Property, mineral rights, and equipment, net	13,839,085	13,821,085

OTHER ASSETS:
Reclamation bonds	538,696	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	544,396

TOTAL ASSETS	$16,318,608	$17,716,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$289,684	$114,819
Accrued expenses	16,909	23,749
Accrued interest – related party	16,817	4,145
Accrued payroll, benefits and taxes	38,193	38,193
TOTAL CURRENT LIABILITIES	361,603	180,906

LONG-TERM LIABILITIES:
Asset retirement obligation	119,655	118,247
Senior unsecured note payable – related party	270,991	270,991
TOTAL LONG-TERM LIABILITIES	390,646	389,238
TOTAL LIABILITIES	752,249	570,144

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 139,696,022 and 139,696,022 shares issued and outstanding, respectively	139,696	139,696
Additional paid-in capital	85,389,534	85,345,213
Accumulated deficit	(69,962,871)	(68,338,647)
TOTAL STOCKHOLDERS' EQUITY	15,566,359	17,146,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,318,608	$17,716,406

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended December 31,

	2021	2020

OPERATING EXPENSES:
Mineral exploration	$1,314,368	$1,176,526
Salaries and benefits	76,320	77,657
Professional fees	65,632	74,568
Insurance expense	31,480	24,783
Other general and administrative	122,671	217,337
TOTAL OPERATING EXPENSES	1,610,471	1,570,871

LOSS FROM OPERATIONS	(1,610,471)	(1,570,871)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(805)	7,445
Interest expense – related party	(13,004)	(20,687)
Other income	56	-
TOTAL OTHER INCOME (EXPENSE)	(13,753)	(13,242)

LOSS BEFORE INCOME TAXES	(1,624,224)	(1,584,113)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(1,624,224)	$(1,584,113)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	139,696,020	112,293,700

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$(63,630,832)	$16,094,836
Common stock issued for exercise of warrants	950,000	950	132,050	-	133,000
Stock based compensation	-	-	127,021	-	127,021
Net loss	-	-	-	(1,584,113)	(1,584,113)
Balance December 31, 2020	113,025,224	$113,025	$79,872,664	$(65,214,945)	$14,770,744

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$(68,338,647)	$17,146,262
Stock based compensation	-	-	44,321	-	44,321
Net loss	-	-	-	(1,624,224)	(1,624,224)
Balance, December 31, 2021	139,696,022	$139,696	$85,389,534	$(69,962,871)	$15,566,359

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,624,224)	$(1,584,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	44,321	127,021
Accretion of asset retirement obligation	1,408	1,408
Changes in assets and liabilities:
Prepaid expenses and other current assets	(56,940)	(49,256)
Accounts payable	174,865	(64,328)
Accrued expenses	(6,840)	11,125
Accrued expenses – related party	-	17,674
Accrued interest – related party	12,672	20,399
Accrued payroll, benefits and taxes	-	13,647
Net cash used by operating activities	(1,454,738)	(1,506,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(18,000)	(18,000)
Proceeds from lease of mineral rights	-	26,190
Net cash provided (used) by investing activities	(18,000)	8,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	133,000
Net cash provided by financing activities	-	133,000

Net decrease in cash and cash equivalents	(1,472,738)	(1,365,233)

CASH AT BEGINNING OF PERIOD	3,327,352	2,520,726

CASH AT END OF PERIOD	$1,854,614	$1,155,493

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.Basis of Presentation and Going Concern – The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim financial statements have been included. Operating results for the three-month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company has sufficient cash to fund normal operations and meet all of its obligations, without considering new exploration programs during the next 12 months. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

c.Fair Value Measurements – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At December 31, 2021 and September 30, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including senior unsecured note payable-related party, approximate fair value at December 31, 2021 and September 30, 2021.

d.Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 (Unaudited)

statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments, asset retirement obligations, and stock-based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

e.Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Stock options – vested	8,335,000	5,937,500
Warrants	62,391,319	74,684,670
Total potential dilution	70,726,319	80,622,170

At December 31, 2021 and 2020, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at December 31, 2021 and September 30, 2021, respectively:

	Expected Useful Lives (years)	December 31, 2021	September 30, 2021

Mineral rights - Eureka	-	$13,722,608	$13,704,608
Mineral rights – Other	-	65,000	65,000
Total mineral rights		13,787,608	13,769,608

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,839,085	$13,821,085

For the three months ended December 31, 2021 and 2020, the Company received mineral lease payments of $0 and $26,190, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. These receipts were recorded as a reduction to mineral rights.

NOTE 4 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director as of October 29, 2019, (the “Lender”), thereafter becoming a related party. Under the loan agreement, the Lender loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. At December 31, 2021 and September 30, 2021, the senior unsecured note payable balance was $270,991.

The accrued interest on the senior unsecured note payable – related party was $16,817and $4,145 at December 31, 2021 and September 30, 2021, respectively. Interest expense related to the senior unsecured notes payable to this related party was $12,672 and $20,399 for the three months ended December 31, 2021 and December 31, 2020, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 (Unaudited)

September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. At August 30, 2021, the Lender provided a waiver of default on the Note that would otherwise have existed due to a non-payment under this contract term for the note. Payment of the remainder of the note’s principal balance will not be required until the next qualifying financing, whether debt or equity. On August 30, 2021, $250,000 was remitted to the Lender in conjunction with the common stock private placement financing that occurred in June 2021, consisting of $29,009 of principal and $220,991 of interest.

NOTE 5 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

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

During the quarter ended December 31, 2021, 6,825,000 Series E warrants and 5,000,000 Series G warrants expired.

At December 31, 2021, the Company has a total of 62,391,319 warrants outstanding with a weighted average exercise price of $0.21 and a weighted average remaining contractual term of 1.44 years.

NOTE 6 – STOCK-BASED AWARDS:

During the year ended September 30, 2021, the Company’s shareholders approved an increase to the number of shares of common stock reserved for issuance under the Plan to 15,000,000 shares of common stock, including 10,000,000 shares of common stock reserved for incentive stock options. Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the trading price of the Company’s stock at the date of grant.

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $260,000. These options vested immediately, with the exception of 187,500 options vesting at each of the following three grant anniversary dates, with a fair value of $44,321 being expensed to share-based compensation, respectively.

On May 6, 2021, the Company granted a total of 2,785,000 options to employees, consultants, officers and directors to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25. These granted options had a total fair value of $519,400. All options vested upon grant.

The fair value of the option awards granted and vested during the three months ended December 31, 2021 and 2020 was $nil and $127,021, respectively. The fair value of unvested options will be recognized as compensation in the amount of $44,321 at each of the following three grant anniversary dates. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted at May 6, 2021	Options Granted at October 8, 2020
Expected volatility	167.9%	171.9%
Stock price on date of grant	$0.20	$0.25
Exercise price	$0.25	$0.25
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	0.05%	0.09%
Expected forfeiture rate	0%	0%

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2020	5,400,000	0.16

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 (Unaudited)

Granted	3,885,000	0.12
Expired	(950,000)	(0.43)
Outstanding at September 30, 2021	8,335,000	$0.18
Granted	-	-
Expired	-	-
Outstanding at December 31, 2021	8,335,000	0.18
Outstanding and exercisable at December 31, 2021	7,960,000	$0.17
Weighted average remaining contractual term (years)		3.04

The aggregate of options exercisable as of December 31, 2021 had an intrinsic value of $428,500 for both outstanding and vested options, based on the closing price of $0.21 per share of the Company’s common stock on December 31, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES:

The Company has the following commitments and contingencies:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements including advance minimum royalty payments, with various terms, obligations, and royalties payable in certain circumstances. Total mining claim lease, option agreements and royalty agreements total $82,000 per year.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it estimates annual fees to total approximately $236,277 per year in the future.

Real Estate Lease Commitments

At December 31, 2021, the Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on December 20, 2021. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our Eureka Project. We are focused on delivering high-grade Carlin-type gold discoveries at Eureka. The Eureka Property includes the historic Lookout Mountain and Windfall Mines in a total property position of approximately 28 square miles (72 square kilometers). The Lookout Mountain Resource was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR April 12, 2013:

Resource Category	Tonnage (million short tons)	Grade (oz/ton)	Grade (grams/tonne)	Contained Au (troy oz)
Measured	3.04	0.035	1.20	106,000
Indicated	25.90	0.016	0.55	402,000
Inferred	11.71	0.012	0.41	141,000

Effective January 1, 2021, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance, which are currently set forth in Item 102 of Regulation S-K Subpart 1300 under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amendments more closely align the SEC’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards.

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

Summary of the exploration activities for the three months ended December 31, 2021:

Exploration activities during the quarter ending December 31, 2021 focused on the Eureka Project, including channel sampling and trenching at the Oswego Target and drilling in several areas. The majority of the drilling was aimed at the Water Well Zone (WWZ) and the Oswego target, near the Lookout Mountain Resource.

Highlights of the exploration program during the quarter include:

•Completed 2,851 meters (m) of reverse circulation (RC) drilling, representing 44% of the total 2021 RC and Core drilling program of 6,535m.

•Completed 1,285m of core drilling, representing 20% of the total drilling program. The remaining 569m of core was completed in January 2022.

•Reported drill hole assay results on the first 5 RC holes that were completed in July 2021. The most significant new intercepts in these holes included:

o10.67m at 2.36 grams per tonne (g/t) gold from 301.8m depth in BHSE-194;

▪including 6.01m at 2.98 g/t gold;

o16.76m at 1.74 g/t gold from 257.6m depth in BHSE-195;

▪including 3.05m at 4.56 g/t gold; and

o19.81m at 1.38 g/t gold from 248.4m depth in BHSE-193.

•Reported surface rock sample assay results on the channel and trench samples from the Oswego Target.  Key results included:

o 25.9m @ 14.42 g/t gold along strike;

o27.4m @ 12.02 g/t gold along strike; and

o10.7m @ 3.63 g/t gold, estimated to be true thickness from a trench.

•Completed first pass geologic mapping in the Windfall and New York Canyon areas, geochemical and geophysical data compilation and analysis continue as drill targets are being developed.

Drilling

Due to a lack of availability of drill crews in Nevada, we were forced to split our 2021 drill program into two phases. The first phase was comprised of five RC holes that were completed during July and August 2021; we reported those results on October 27, 2021. We re-initiated drilling as a second phase at its Eureka Project during the quarter.

The RC drill rig returned to the property in October and drilled until mid-December 2021. A diamond core rig joined the drill program in November and worked until mid-January 2022. The assay results from this second phase of drilling are still pending at the laboratory.

This second phase of drilling included completion of 23 drill holes totaling 4,859 meters (15,942 feet) aimed primarily at the Water Well Zone (WWZ) and Oswego Targets. (Figure 1). The drill program RC, diamond core (core), and RC with core tails (Table 1).

The drilling in the WWZ followed previously reported higher-grade (>3 g/t Au) intercepts (see our news releases dated February 14, 2015, January 7, 2021, and October 27, 2021). The WWZ is immediately adjacent to the Lookout Mountain Resource and has the potential to significantly expand the resource at higher gold grades. Fourteen new drill holes, including six core holes, in the second phase of this drill program will add many more gold assays and much more geologic information to the WWZ target. We also drilled a core hole to the east of the WWZ to provide the most thorough test yet of the significant IP anomaly in the Graben Zone. We also completed nine RC holes at the Oswego Target, approximately one kilometer east of the WWZ. These holes will test the downdip extension of the high-grade surface sampling reported in December (see below and our news release dated December 6, 2021).

Table 1. Compilation of 2021-2022 Phase 2 Drilling, Eureka Project (October – January)

Hole Type	No. of Holes	Meters Drilled	Target Area(s)*
Reverse Circulation (RC)	16	2,527	WWZ (6); Oswego (9); LM (1)
Diamond Core	4	1,363	WWZ (3), Graben Zone IP (1)
RC/Core Tails	3	969	WWZ (3)
Total	23	4,859
*WWZ: Water Well Zone; Oswego: Road-cut Au occurrence/Dugout Tunnel Fault; LM: Lookout Mountain Resource area

The RC cuttings and drill core have been logged in the Company’s Eureka, Nevada facility. Approximately 3,300 samples were collected and submitted to ALS Global, in Elko, Nevada for preparation and analysis.

Oswego Surface Sampling

We also completed systematic channel sampling at the Oswego Target on the Eureka Gold Project during the quarter ending December 31, 2021.

Our geologists collected 67 channel and rock samples along the 65-meter strike length of an exposed fault scarp, where historic results had indicated the presence of high-grade gold. Sampling was focused along the Trench Fault and associated cross structures (Figure 2). There is a zone of alteration and mineralization approximately 10 meters wide, which is pervasively oxidized at surface and remains open along strike and downdip. The sampling consisted of continuous chip and channel samples utilizing diamond saws and hammer drills. However, due to limited access and cliff-forming outcrops, some of the samples are along the strike of the fault in highly silicified Eldorado Dolomite (channel samples). Where possible, we employed an excavator to cut trenches across the structure. In the trenches, the sampling likely represents true width of mineralization perpendicular to the fault (trench samples). All these samples were taken from our patented claim that encompasses the roadcut and minor historical prospect pits and adits. Results of the channel and trench samples are summarized in Table 2.

The Oswego gold occurrence is located 1.2 km east of the Lookout Mountain gold resource and is related to a splay of the Dugout Tunnel Fault (DTF). The DTF is a major structural break and interpreted eastern control on gold mineralization in the broader Lookout Mountain-Oswego corridor (Figure 1). The results from this surface sampling at Oswego corroborate historic sampling that indicated a long zone of outcropping structure containing 12 to 13 g/t gold (See Company news release dated June 12, 2018). The newer data provides better information on the continuity and dimensions of the mineralized structure.

Our geologists completed eight shallow RC holes into the Oswego alteration zone to test the downdip extension of this surface mineralization. As of the time of this writing, the assays are not yet available for the Oswego drill holes.

Table 2. Summary of Oswego Channel Sample Gold Assay Results (No cutoff grade applied)

Sample Set	No. Samples[3]	Meters	Estimated True Thickness (m)	Au (g/t)	Oxide/ Sulfide[1]
North Trench	9	13.7	8.22	1.68	Oxide
including	1	1.5	0.9	9.05
Central Trench	7	10.7	10.7	3.63	Oxide
including	4	6.1	6.1	6.25
South Trench	7	10.7	10.7	2.41	Oxide
including	3	4.6	6.1	3.77
North Channel	17	25.9	Unknown	14.42	Oxide
including	5	7.6		23.16	Oxide
[2]Gap Sample	1	1.5		9.88	Oxide
Gap Sample	1	1.5		6.01
South Channel	18	27.4		12.02	Oxide

Notes:

[1] 57 of 67 samples were re-analyzed for gold by cyanide leach (method Au-AA13). Average estimated gold recovery by cyanide leach was 93% when compared to fire assay AA or gravimetric finish.

[2] Due to limited access for safety considerations, only two samples were collectable in a 12m gap between the North and South Channel samples.

[3] Six additional surface outcrop samples west of the South Channel returned no significant gold

.

Figure 1. Location of 2021-2022 Drilling at the Eureka Project, the Water Well Zone and Oswego Targets

Timberline Resources
N
Graben Zone
Gold Resource Area
Open Pit Zine
Prospects
Rocky
Dugout
Oswego
Channel Samples
25.9 m @ 14.42 g/t
27.4 m @ 12.02 g/t
Tunnel Fault
IP anomaly
High grade drill Intercepts
Water Well Gold Zone
Ratio Springs
0
250
500m
Drill Hole Au (g/t)
> 3 g/t
≥ 10 g/t
Drill Holes
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Fault
Lookout Mtn Au Resource
Historic Open Pit
Water Well Zone
Property Boundary
Km

Figure 2. Geologic Map of the Oswego Gold Occurrence with Channel Sample Locations and Results

N
TRENCH
FAULT
NE Fault
Eldorado
Dolomite
Secret Canyon
Formation
Alluvium
North
Trench
North Channel
25.9 m @ 14.42 g/t
SS-3
3.05 m @ 3.22 g/t
4.6 m @ 4.94 g/t
Central
Trench
South Channel
27.4 m @ 12.02 g/t
South
Trench
SS-2
19.8 m @
3.22 g/t Au
2300-m
2250-m
TRENCH
FAULT
Channel Samples
Au (g/t)
> 20.0
10.0 - 20.0
3.50 - 10.0
1.50 - 3.50
0.50 - 1.50
0.012 - 0.50
2021 Drill Holes (BHSE-)
Historic Drill Holes
Road Edge
Oswego Trenches
Silicification
Faulted Rock
0
10
20
Meters
Oswego Channel Sampling6
Sources: Esri, Garmin, USGS, NPS

Results of Operations for the three months ended December 31, 2021 and 2020

Consolidated Results

(US$)	Three Months Ended December 31,
	2021	2020
Exploration expenses:
Eureka	$1,312,960	$1,010,629
Other exploration properties	-	164,489
Total exploration expenditures	1,312,960	1,175,118
Non-cash expenses:
Stock option expenses	44,321	127,021
Depreciation, amortization and accretion	1,408	1,408
Total non-cash expenses	45,729	128,429
Professional fees expenses	65,632	74,568
Insurance expenses	31,480	24,783
Salaries and benefits expenses	76,320	77,657
Interest and other (income) expense	13,753	13,242
Other general and administrative expenses	78,350	90,316
Net loss	$1,624,224	$1,584,113

Our consolidated net loss for the three months ended December 31, 2021 was $1,624,224, compared to a consolidated net loss of $1,584,113 for the three months ended December 31, 2020. The small year-over-year increase in net loss is largely due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2021, offset by the nonrecurrence of stock option expenses for the most recent quarterly period as compared to the same period last year. Insurance expense was somewhat higher in the first fiscal quarter of 2022 due to the normal increases the industry is experiencing. Other general and administrative expenditures were lower in the December 2021 quarter primarily related to consulting fees aimed at advancing our mineral properties during the quarter ended December 31, 2020.

Subject to adequate funding in 2022, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At December 31, 2021, we had assets of $16,318,608, consisting of cash in the amount of $1,854,614; property, mineral rights and equipment of $13,839,085, net of depreciation, reclamation bonds of $538,696, and prepaid expenses, deposits and other assets in the amount of $86,213.

On December 31, 2021, we had total liabilities of $752,249 and total assets of $16,318,608. This compares to total liabilities of $570,144 and total assets of $17,716,406 on September 30, 2021. As of December 31, 2021, our liabilities consist of $119,655 for asset retirement obligations, $270,991 of senior unsecured note payable – related party, and $361,603 of trade payables and accrued liabilities. Of these liabilities, $361,603 are due within twelve months. The liabilities compared to September 30, 2021 have increased, due to an increase in accrued payables and increases in accrued liabilities and accrued interest - related party. The decrease in total assets was due to the usage of cash to reduce accounts payable and to pay Company operating expenses.

On December 31, 2021, we had working capital of $1,573,524 and stockholders’ equity of $15,566,359 compared to working capital of $3,170,019 and stockholders’ equity of $17,146,262 for the year ended September 30, 2021. Working capital experienced an unfavorable change because of the decrease in cash associated with payments related to our operations, offset by increases in accrued payables and accrued interest-related party.

During the three months ended December 31, 2021, we used cash from operating activities of $1,454,738, compared to cash used of $1,506,423 for the three months ended December 31, 2020. The use of cash from operating activities results primarily from the net loss of $1,624,224 for the three-month period ended December 31, 2021 compared to net loss of $1,584,113 for the quarter ended December 31, 2020. Changes to the net loss for the comparative periods are described above.

During the three-month period ended December 31, 2021, cash of $18,000 was used by investment activities, compared with cash of $8,190 provided for the three-month period ended December 31, 2020. During the quarter ended December 31, 2021, we paid $18,000 for mineral rights, compared to cash received of $26,190 for lease payments to us for company-owned mineral properties offset by $18,000 paid for mineral rights for the quarter ended December 31, 2020.

During the three-month period ended December 31, 2021, $nil was provided by financing activities, compared to cash of $133,000 provided during the three-month period ended December 31, 2020.

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

Prior to the close of fiscal 2021, we closed on a private placement of our common stock and warrants to generate $4,475,818 cash, a portion of which was used to reduce debt obligation of $250,000 together with interest thereon. At December 31, 2021, we had working capital of $1,573,524. We had $361,603 outstanding in current liabilities and a cash balance of $1,854,614. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months, without consideration of new exploration programs. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have recently executed, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair statement of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is not effective, due to the current inability to segregate duties inherent with limited staffing.

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

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2021.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the SEC on December 20, 2021.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2021, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

TIMBERLINE RESOURCES CORPORATION
By: /s/ Patrick Highsmith ___________________________________ Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer) Date: February 14, 2022
By: /s/ Ted R. Sharp ___________________________________ Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 14, 2022