Form 10-Q
period 2022-03-31
Timberline Resources Corp
filed 2022-05-16
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Number of shares of issuer’s common stock outstanding at May 16, 2022: 141,242,445

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

As of March 31, 2022, the pandemic had not materially impacted our financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2022.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of March 31, 2022, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of March 31, 2022, Timberline Resource’s available cash is $1,050,903. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$1,050,903	$3,327,352
Prepaid expenses and other current assets	73,814	23,573
TOTAL CURRENT ASSETS	1,124,717	3,350,925

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,857,085	13,821,085

OTHER ASSETS:
Reclamation bonds	538,696	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	544,396	544,396

TOTAL ASSETS	$15,526,198	$17,716,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,645	$114,819
Accrued expenses	19,726	23,749
Accrued interest – related party	29,781	4,145
Accrued payroll, benefits and taxes	38,716	38,193
TOTAL CURRENT LIABILITIES	118,868	180,906

LONG-TERM LIABILITIES:
Asset retirement obligation	121,203	118,247
Senior unsecured note payable – related party	270,991	270,991
TOTAL LONG-TERM LIABILITIES	392,194	389,238
TOTAL LIABILITIES	511,062	570,144

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 141,242,447 and 139,696,022 shares issued and outstanding, respectively	141,242	139,696
Additional paid-in capital	85,604,487	85,345,213
Subscription receivable	(70,000)	-
Accumulated deficit	(70,660,593)	(68,338,647)
TOTAL STOCKHOLDERS' EQUITY	15,015,136	17,146,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,526,198	$17,716,406

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended				Six months ended
	March 31,				March 31,
	2022		2021		2022	2021

OPERATING EXPENSES:
Mineral exploration		$485,964		$223,546	$1,800,332	$1,400,072
Salaries and benefits		71,611		78,261	147,931	155,918
Professional fees		29,073		46,305	94,704	120,873
Insurance expense		41,967		38,818	73,447	63,601
Other general and administrative		59,835		81,419	182,507	298,756
TOTAL OPERATING EXPENSES		688,450		468,349	2,298,921	2,039,220

LOSS FROM OPERATIONS		(688,450)		(468,349)	(2,298,921)	(2,039,220)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)		4,468		4,717	3,664	12,128
Interest expense		(800)		-	(1,132)	-
Interest expense – related party		(12,964)		(21,547)	(25,636)	(42,234)
Miscellaneous other income		23		20	79	54
TOTAL OTHER INCOME (EXPENSE)		(9,273)		(16,810)	(23,022)	(30,052)

LOSS BEFORE INCOME TAXES		(697,723)		(485,159)	(2,321,946)	(2,069,272)

INCOME TAX PROVISION (BENEFIT)		-		-	-	-

NET LOSS		$(697,723)		$(485,159)	$(2,321,946)	$(2,069,272)

NET LOSS PER SHARE
BASIC AND DILUTED	$	(nil)	$	(nil)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		139,974,789		114,180,916	139,833,873	113,347,269

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$-	$(68,338,647)	$17,146,262
Stock based compensation	-	-	44,321	-	-	44,321
Net loss	-	-	-	-	(1,624,223)	(1,624,223)
Balance December 31, 2021	139,696,022	$139,696	$85,389,534	$-	$(69,962,870)	$15,566,360
Common stock issued for exercise of warrants	1,546,425	1,546	214,953	(70,000)	-	146,499
Net loss	-	-	-	-	(697,723)	(697,723)
Balance, March 31, 2022	141,242,447	$141,242	$85,604,487	$(70,000)	$(70,660,593)	$15,015,136

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$-	$(63,630,832)	$16,094,836
Common stock issued for exercise of warrants	950,000	950	132,050	-	-	133,000
Stock based compensation	-	-	127,022	-	-	127,022
Net loss	-	-	-	-	(1,584,113)	(1,584,113)
Balance December 31, 2020	113,025,224	$113,025	$79,872,665	$-	$(65,214,945)	$14,770,745
Common stock issued for exercise of warrants	1,312,500	1,312	182,438	-	-	183,750
Net loss	-	-	-	-	(485,159)	(485,159)
Balance, March 31, 2021	114,337,724	$114,337	$80,055,103	$-	$(65,700,104)	$14,469,336

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,321,946)	$(2,069,272)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	44,321	127,022
Accretion of asset retirement obligation	2,956	2,816
Changes in assets and liabilities:
Prepaid expenses and other current assets	(50,241)	(62,310)
Accounts payable	(84,174)	(115,250)
Accrued expenses	(4,023)	(17,821)
Accrued interest – related party	25,636	41,249
Accrued payroll, benefits and taxes	523	13,647
Net cash used by operating activities	(2,386,948)	(2,079,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(36,000)	(46,000)
Proceeds from lease of mineral rights	-	52,380
Net cash provided (used) by investing activities	(36,000)	6,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	146,499	316,750
Net cash provided by financing activities	146,499	316,750

Net decrease in cash and cash equivalents	(2,276,449)	(1,756,789)

CASH AT BEGINNING OF PERIOD	3,327,352	2,520,726

CASH AT END OF PERIOD	$1,050,903	$763,937
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for subscription receivable	$70,000	$-

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six-month periods ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.

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

c.

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

At March 31, 2022 and September 30, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including a senior unsecured note payable-related party, approximate fair value at March 31, 2022 and September 30, 2021.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

e.

Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of March 31, 2022 and 2021 is as follows:

At March 31, 2022 and 2021, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

	March 31, 2022	March 31, 2021
Stock options	8,335,000	5,937,500
Warrants	56,398,876	73,372,170
Total potential dilution	64,733,876	79,309,670

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at March 31, 2022 and September 30, 2021, respectively:

	Expected Useful Lives (years)	March 31, 2022	September 30, 2021

Mineral rights - Eureka	-	$13,740,608	$13,704,608
Mineral rights – Other	-	65,000	65,000
Total mineral rights		13,805,608	13,769,608

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,857,085	$13,821,085

For the six months ended March 31, 2022 and 2021, the Company received mineral lease payments of $0 and $52,380, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. These receipts are recorded as a reduction to property, mineral rights, and equipment.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

A senior unsecured note payable and interest accrued thereon payable to William Matlack, a shareholder and director of the Company, is disclosed in Note 5.

At March 31, 2022 and 2021, the Company owed $700 and $0, respectively, for related party expenses. At March 31, 2021, two officers were owed a total of $6,249 for expenses recorded in Accounts payable on the balance sheet that were reimbursed subsequent to the end of the period.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

At March 31, 2022 and at September 30, 2021, the senior unsecured note payable was $270,991.

The accrued interest on the senior unsecured note payable was $29,781 and $4,145 at March 31, 2022 and September 30, 2021, respectively. Interest expense related to the senior unsecured note payable to this related party was $25,636 and $42,234 for the six months ended March 31, 2022 and March 31, 2021, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on the note. At August 30, 2021, the Lender provided a waiver of default on the Note that would otherwise have existed due to a non-payment under this contract term for the note. Payment of the remainder of the Note’s principal balance will not be required until the next qualifying financing, whether debt or equity. On August 30, 2021, $250,000 was paid to the Lender in conjunction with the common stock private placement financing that occurred in June 2021, consisting of $29,009 of principal and $220,991 of interest.

NOTE 6 – COMMON STOCK AND WARRANTS:

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

During the six months ended March 31, 2022, 6,825,000 Series E warrants, 5,000,000 Series G warrants and 4,446,016 Series H warrants expired. Also, holders of Series H Warrants exercised 1,546,425 warrants for $0.14 per share to acquire 1,546,425 shares of the Company’s common stock for total cash proceeds of $146,499 and a subscription receivable of $70,000 to the Company.

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

At March 31, 2022, the Company has a total of 56,398,876 warrants outstanding with a weighted average exercise price of $0.22 with a weighted average remaining contractual term of 1.4 years.

NOTE 7 – STOCK-BASED AWARDS:

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

The fair value of the option awards vested during the six months ended March 31, 2022 and 2021 was $44,321 and $127,022, respectively. No options were granted during the three months ended March 31, 2022 or 2021. The unvested options will be recognized as compensation expense in the amount of $44,321 in each of the following two years covered by the vesting period. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

	Options Granted at May 6, 2021	Options Granted at October 8, 2020
Expected volatility	167.9%	171.9%
Stock price on date of grant	$0.20	$0.25
Exercise price	$0.25	$0.25
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	0.05%	0.09%
Expected forfeiture rate	0%	0%

The following is a summary of activity for the fiscal year ended September 30, 2021 and the six months ended March 31, 2022:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2020	5,400,000	$0.16
Granted	3,885,000	0.12
Expired	(950,000)	(0.43)
Outstanding at September 30, 2021	8,335,000	0.18
Granted	-	-
Expired	-	-
Outstanding at March 31, 2022	8,335,000	$0.18
Outstanding and exercisable at March 31, 2022	7,960,000	$0.17
Weighted average remaining contractual term (years)		2.81

The aggregate of options exercisable as of March 31, 2022 had an intrinsic value of $765,700, based on the closing price of $0.27 per share of the Company’s common stock on March 31, 2022.

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

Real Estate Lease Commitments

At March 31, 2022, the Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

NOTE 9 – SUBSEQUENT EVENTS:

On May 2, 2022, the Company closed a non-brokered private placement of the Company to accredited investors at a price of $0.25 per common share. The Company issued 18,933,705 common shares for cash proceeds of $4,733,426. Finders fees in the amount of $254,005 and 1,016,022 Series N Warrants have been paid to licensed brokers and consultants in association with the offering. The warrants have a term of 18 months and are exercisable at $0.25 per common share of the Company.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our district-scale Eureka Project. We are focused on delivering high-grade Carlin-type gold discoveries at Eureka. The Eureka property includes the historic Lookout Mountain and Windfall Mines in a total property position of approximately 28 square miles (72 square kilometers). The Lookout Mountain Resource was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR April 12, 2013:

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

Summary of the exploration activities for the three months ended March 31, 2022:

Exploration activities during the quarter ending March 31, 2022 focused on the Eureka Project, where a sizable drill campaign was winding down. Drilling at the Water Well Zone (WWZ), near the Lookout Mountain Resource, concluded during the middle of January 2022.

Highlights of the exploration program completed mostly during the preceding quarter include:

•	Completed 2,851 meters (m) of reverse circulation (RC) drilling, representing 44% of the total 2021 RC and Core drilling program of 6,535m.

•	Completed 1,285m of core drilling, representing 20% of the total drilling program. The remaining 569m of core was completed in January 2022.

•	Reported drill hole assay results on the first 5 RC holes that were completed in July 2021. The most significant new intercepts in these holes included:

o	10.67m at 2.36 grams per tonne (g/t) gold from 301.8m depth in BHSE-194;

•	including 6.01m at 2.98 g/t gold;

o	16.76m at 1.74 g/t gold from 257.6m depth in BHSE-195;

•	including 3.05m at 4.56 g/t gold; and

o	19.81m at 1.38 g/t gold from 248.4m depth in BHSE-193.

•	Reported surface rock sample assay results on the channel and trench samples from the Oswego Target. Key results included:

o	25.9m @ 14.42 g/t gold along strike;

o	27.4m @ 12.02 g/t gold along strike; and

o	10.7m @ 3.63 g/t gold, estimated to be true thickness from a trench.

•	Completed first pass geologic mapping in the Windfall and New York Canyon areas, geochemical and geophysical data compilation and analysis continue as drill targets are being developed.

During the quarter ending March 31, 2022, the Company reported the majority of the drill results from the 2021 drill campaign, including the following highlights:

•	Reported results from phase 2 of the drill program in February 2022, which included 6 RC holes and partial results from 2 core holes, including the following highlights:

o	22.9m at 6.11 g/t gold from 140.8m depth in BHSE-220C,

•	including 12.2m at 8.92 g/t gold from 151.5m depth;

o	10.7m at 2.96 g/t gold from 229.2m depth in BHSE-211C;

o	22.9m at 1.11 g/t gold from 219.5m depth in BHSE-198; and

o	6.10m at 2.85 g/t gold from 161.5m depth in BHSE-204.

•	In March 2022, Timberline reported additional results from 3 core holes and 1 RC hole, including:

o	41.1m at 5.03 g/t gold from 316.1m depth in BHSE-212C,

•	including 19.8m at 9.49 g/t gold;

o	9.1m at 1.24 g/t gold from 324.6m depth in BHSE-209,

•	§ including 4.6m at 2.07 g/t gold; and

o	9.1m at 1.34 g/t gold from 255.1m depth in BHSE-210C.

•	Later in March 2022, the Company reported the complete results from drillhole BHSE-220C and initial results for drillhole BHSE-206C, including:

o	44.2m at 4.10 g/t gold from 140.8m depth in BHSE-220C,

•	including 22.9m at 6.24 g/t gold from 140.8m depth; and

•	including 12.2m at 9.18 g/t gold from 151.5m depth.

Drilling

Due to a lack of availability of drill crews in Nevada, we were forced to split our 2021 drill program into two phases. The first phase was comprised of five RC holes that were completed during July and August 2021; we reported those results on October 27, 2021.

The RC drill rig returned to the property in October and drilled until mid-December 2021. A diamond core rig joined the drill program in November and worked until mid-January 2022. The assay results from this second phase of drilling were reported during the quarter.

This second phase of drilling included completion of 23 drill holes totaling 4,859 meters (15,942 feet) aimed primarily at the WWZ and Oswego Targets. (Figure 1). A summary of the drill program RC, diamond core (core), and RC with core tails is included in Table 1.

The WWZ is immediately adjacent to the Lookout Mountain Resource and has the potential to significantly expand the resource at higher gold grades. Fourteen new drill holes, including six core holes, in the second phase of this drill program have added many more gold assays and much more geologic information to the WWZ target. We also drilled a core hole to the east of the WWZ as a test of the significant IP anomaly in the Graben Zone. We also completed nine RC holes at the Oswego Target, approximately one kilometer east of the WWZ, testing the downdip extension of the high-grade surface sampling reported in December (see our news release dated December 6, 2021).

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
*WWZ: Water Well Zone; Oswego: Road-cut Au occurrence/Dugout Tunnel Fault; LM: Lookout Mountain Resource area

The RC cuttings and drill core were logged in the Company’s Eureka, Nevada facility. Approximately 3,300 samples were collected and submitted to ALS Global, in Elko, Nevada for preparation and analysis.

Water Well Zone

The WWZ emerged during the quarter as hosting significant higher-grade gold intercepts over a large area. Repeated drill hole intercepts through the base of the Dunderberg Shale have yielded strong gold mineralization associated with a well-developed breccia horizon that has been intensely altered with increased presence of carbon, silica, and sulfides. Core holes BHSE-220C and 212C are the best holes drilled to date in the WWZ and they are separated by approximately 400 meters north to south. BHSE-220C is the northernmost hole in the WWZ and the intercept is open to the north and east.  BHSE-212C is the farthest south hole in the WWZ, and the intercept is open to the south and east. The current footprint of the WWZ is shown in Figure 1.

Figure 1. Location of 2021-2022 Drilling at the Eureka Project, the Water Well Zone and Oswego Targets

20220221 PR Fig Plan Map.pex
Timberline RESOURCES
N
Lookout Mountain Fault
NE Fault
Eastern Boundary Fault
Gold Resource Area
218
210
220
209
198
212
open
open
open
open
Dugout
Oswego
Channel Samples
25.9 m @ 14.42 g/t
27.4 m @ 12.02 g/t
Tunnel Fault
Buried Normal Fault
Drill Hole Au (g/t)
> 3 g/t
≥ 10 g/t
0 250 500m
XXX: BHSE-series 2020-2021 Drillholes
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Historic Drill Holes
Fault
Lookout Mtn Au Resource
Historic Open Pit
Water Well Zone Footprint
Surface Trace of Cross Section

We also documented during the quarter that some of the RC drilling into the WWZ may have been biased low with respect to gold grade. The Company’s February 24, 2022, and March 24, 2022 news releases described comparative results from RC and core drilling in the northern portion of the WWZ.

BHSE-220C was a core twin of BHSE-205, which was a RC hole. The initial results indicated that core drilling may have recovered significantly higher grades from mineralized intervals than corresponding RC drilling.

This part of the WWZ mineralization is below the water table, which can affect sample quality in RC drilling. Fine-grained material may be washed away during the drilling and sampling process, and drill cuttings may be washed downhole from higher up. Either circumstance could result in under-reporting of gold grades when sampling with RC drilling below the water table. Core drilling is generally regarded as superior to RC drilling for the quality of both assays and geological information, but it is also much more costly.

The initial indication from incomplete and expedited assays was that the core drilling yielded considerably higher-grade gold than did the RC drilling. The complete results for BHSE-220C confirmed that both drill holes encountered a zone of very similar geology and thickness, and the grades over the full interval are significantly higher in the drill core.

Table 2 – Comparison of Average Mineralized Intervals in Twinned* Drill Holes

Hole	Type	Inclination (°)	From (m)	To (m)	Interval (m)	Gold (g/t)
BHSE-205	RC	-90	138.7	175.3	36.6	1.06
BHSE-220C	Core	-90	140.8	185.0	44.2	4.10
* - Drill holes collared approximately 2 meters apart from same drill pad

The additional assays received since the earlier news release were from a lower-grade interval below the previously reported high-grade.  Both the RC and core drilling encountered this lower-grade zone, and a direct comparison between the assays in the two drill holes is shown in Figure 2. The overall grade of the core interval also increased slightly from the February report due to the inclusion of one overlimit assay (a repeat assay on samples that assay above 10 g/t in the initial analysis).

Much of the drilling in the WWZ encountered significant groundwater inflow during drilling. As previously reported in October 2021, Timberline increased the proportion of core drilling in the WWZ during this program to evaluate the reliability of gold grades and increase the confidence of geological interpretations. This newly discovered part of the WWZ is much thicker and higher grade than expected, and it is wide open for follow-up drilling to the north, northwest, and east. The intercept from BHSE-220C, which is 400m south from BHSE-220C, confirmed the highest grade and thickness yet drilled in the WWZ (See Company news release dated March 9, 2022).

This phenomenon of drill sampling below the water table is well known in the gold exploration industry, as anecdotal reports and some comprehensive studies have demonstrated higher gold grades from core drilling in comparison to twin RC drill holes. The difference reported here is higher than expected, but this result is from only one pair of twin holes. The data so far suggest that the recent RC drilling in the WWZ may have underestimated the actual gold grade. The Company continues to assess the geology, assay, and quality control data before drawing conclusions from these data but plans to twin additional RC holes during 2022.

At the time of this writing, results from only two drill holes in the area are still pending. We expect to resume drilling at the Water Well Zone during May 2022.

Oswego Target

The Oswego Target lies approximately 1.0km from the eastern margin of the WWZ, or 1.2km from the Lookout Mountain Resource. Oswego is a historic gold showing with limited historic mining (late 19th and/or early 20th century) and exploration during the early 1990s. The area is cut by a large north-south fault zone known as the Dugout Tunnel Fault (DTF). The DTF is analogous to the Lookout Mountain Fault zone that occurs just west of Timberline’s Lookout Mountain resource. Surface sampling at Oswego has repeatedly returned high-grade gold from the fault itself, where the Eldorado Dolomite is highly silicified, and rocks on either side. During the 2021 program, we drilled 9 RC holes in and around the Oswego Target area. The 2021 drilling was aimed at confirming historic drill results and testing the downdip continuity of the surface gold zone.

Figure 2 - Comparison of Geology & Gold in Twinned Holes at WWZ

Prior to the drilling, we also completed systematic channel sampling at the Oswego Target during the quarter ending December 31, 2021.

Our geologists collected 67 channel and rock samples along the 65-meter strike length of an exposed fault scarp, where historic results had indicated the presence of high-grade gold. Sampling was focused along the Trench Fault and associated cross structures. There is a zone of alteration and mineralization approximately 10 meters wide, which is pervasively oxidized at surface. The sampling consisted of continuous chip and channel samples utilizing diamond saws and hammer drills. However, due to limited access and cliff-forming outcrops, some of the samples are along the strike of the fault in highly silicified Eldorado Dolomite (channel samples). Where possible, we employed an excavator to cut trenches across the structure. In the trenches, the sampling likely represents true width of mineralization perpendicular to the fault (trench samples).

The results from the surface sampling at Oswego corroborate historic sampling that indicated a long zone of outcropping structure containing 12 to 13 g/t gold (See Company news release dated June 12, 2018). The newer data provided better information on the continuity and dimensions of the mineralized structure. The results are summarized in Figure 3.

Figure 3 – Geology, Sampling, and Drilling at the Oswego Target

Timberline
RESOURCES
N
Trench Fault
Ce:
Eldroado
Dolomite
BHSE-217
-216
Cs:
Secret Canyon
Formation
North Channel
25.9m @
14.42 g/t Au
SS-3
2300-m
BHSE-215
BHSE-214
BHSE-201
BHSE-202
South Channel
27.4 m @
12.02 g/t Au
SS-2
Alluvium
BHSE-213
BHSE-207
Trenches
Silicification
Faulted Rock
2021-22 Oswego Drill Holes
Historic Drill Holes
Gold Intercepts in Drillholes
10
0
10m
Channel Samples
Au (g/t)
> 20.0
10.0 - 20.0
3.50 - 10.0
1.50 - 3.50
0.50 - 1.50
0.012 - 0.50
2250-m

Oswego is separated from the Lookout – WWZ trend by a basin with volcanic rocks at surface and underlain by extensive faulting, potential host rocks for Carlin-type gold, and fine-grained altered intrusive rocks (see Company news release dated March 24, 2022). This structural corridor includes both Cambrian and Ordovician aged host rocks that Timberline intends to drill test. These rocks include the Dunderberg Shale, the host of Carlin-type mineralization at the WWZ and Lookout Mountain, and the Ninemile Formation, which is a prolific host of gold at the Ruby Hill Mine (i80 Gold Corp.) in the north of the Eureka District. We completed nine shallow RC holes into the Oswego alteration zone to test the downdip extension of the surface mineralization.

Timberline reported the results of the 2021 drilling at Oswego in May of 2022, some highlights are shown below:

•	35.1m at 2.32 g/t gold (oxide) from 6.1m depth in BHSE-213,

o	including 19.8m at 3.93 g/t gold from 7.6m depth; and

•	13.7m at 1.31 g/t gold from 3.0m depth in BHSE-215,

o	including 6.1m at 2.49 g/t gold from 9.1m depth,

Most of the 2021 Oswego drill holes (BHSE-202, 207, and 213 – 217) were positioned west of the fault zone and drilled at an angle to undercut surface mineralization and cut across the structure.  The logs of the drill cuttings indicate that most of these holes were collared in the Secret Canyon Formation, which consists of platy brown to orange chips of argillaceous material (shale) with a high carbonate content. Drilling progressed through the shale into an apparent faulted contact with the Eldorado Dolomite, which was normally brown to reddish-brown or black, very fine-grained jasperoid (silicified sedimentary rock). The relationship of the fault to the shale and dolomite is complex, but all of the drill holes in this area bottomed in the dolomite.

The gold mineralization at Oswego is most often associated with, or centered upon, the silicified fault (jasperoid). However, some of the highest gold grades occur in altered dolomite or in sediments at the margins of the jasperoid. Drillholes BHSE-213 and -207 tested the southern extent of high gold in surface samples. The shallow gold zone appears to be cut off on the south, and additional mapping and sampling is required to understand the controls of gold in that area.  All the drillholes in this area encountered highly anomalous gold (>0.100 g/t) well into the Eldorado Dolomite. None of the drill holes reached sufficient depth to test other favorable host rocks that are interpreted to lie at depth along this structure, such as the Ninemile Formation.

Results of Operations for the six months ended March 31, 2022 and 2021

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Exploration expenses:
Eureka	$422,819	$129,312	$1,654,023	$1,141,349
Other exploration properties	63,145	94,234	146,309	258,723
Total exploration expenditures	485,964	223,546	1,800,332	1,400,072
Non-cash expenses:
Stock option expenses	-	-	44,321	127,022
Depreciation, amortization and accretion	1,548	1,408	2,956	2,816
Total non-cash expenses	1,548	1,408	47,277	129,838
Professional fees expenses	29,073	46,305	94,704	120,873
Insurance expenses	41,967	38,818	73,447	63,601
Salaries and benefits expenses	71,611	78,261	147,931	155,918
Interest and other (income) expense	9,273	16,810	23,025	30,052
Other general and administrative expenses	58,287	80,011	135,230	168,918
Net loss	$697,723	$485,159	$2,321,946	$2,069,272

Our consolidated net loss for the three months ended March 31, 2022 was $697,723, compared to a consolidated net loss of $485,159 for the three months ended March 31, 2021. Total exploration expenses of $485,964 were recorded on our statement of operations for the three months ended March 31, 2022, compared with $223,546 for the three months ended March 31, 2021. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2021, offset by decreases in investor and legal fees in March 31, 2021 resulting from costs associated with the preparation for the shareholder meeting held in April 2021. These cost increases were offset by the reduction of interest expense and accretion of the discount on senior notes payable. Insurance expense was somewhat higher in the comparative period due to the normal increases the industry is experiencing.

Our consolidated net loss for the six months ended March 31, 2022 was $2,321,946, compared to a consolidated net loss of $2,069,272 for the six months ended March 31, 2021. Total exploration expenses of $1,800,332 were recorded on our statement of operations for the six months ended March 31, 2022, compared with $1,400,072 for the six months ended March 31, 2021. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2021, offset by reductions in legal fees described above and reduced interest expense and accretion of the discount on senior notes payable. Insurance expense was somewhat higher in the first six months of 2022 due to the normal increases the industry is experiencing. Additionally, non-cash stock option expenses decreased with the reduced number of options granted and the application of variables to their fair values in the most recent period compared to the six months ended March 31, 2021.

Subject to adequate funding in 2022, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At March 31, 2022, we had assets of $15,526,198, consisting of cash of $1,050,903, property, mineral rights and equipment of $13,857,085, net of depreciation, reclamation bonds of $538,696, and prepaid expenses, deposits and other assets in the amount of $79,514.

On March 31, 2022, we had total liabilities of $511,062 and total assets of $15,526,198. This compares to total liabilities of $570,145 and total assets of $17,716,406 on September 30, 2021. As of March 31, 2022, our liabilities consist of $121,203 for asset retirement obligations, $270,991 of senior unsecured note payable – related party, and $88,387 of trade payables and accrued liabilities and $30,481 of interest and expenses payable to related parties. Of these liabilities, $118,868 are due within twelve months. The liabilities compared to September 30, 2021 have changed as a result of a decrease in accrued payables offset by increases in accrued liabilities and accrued interest - related party. The decrease in total assets was due to the usage of cash to reduce accounts payable and to pay Company operating expenses.

On March 31, 2022, we had working capital of $1,005,849 and stockholders’ equity of $15,015,136 compared to working capital of $3,170,019 and stockholders’ equity of $17,146,261 for the year ended September 30, 2021. Working capital experienced an unfavorable change because of the decrease in cash associated payments of accounts payable and operating expenses, offset by increases in accrued expenses – related party and accrued interest - related party.

During the six months ended March 31, 2022, we used cash from operating activities of $2,386,948, compared to cash used of $2,079,919 for the six months ended March 31, 2021. The use of cash from operating activities results primarily from the net loss of $2,321,946 for the six-month period ended March 31, 2022 compared to net loss of $2,069,272 for the six months ended March 31, 2021. Changes to the net loss for the comparative periods are described above.

During the six-month period ended March 31, 2022, cash of $36,000 was used by investment activities, compared with cash of $6,380 provided for the six-month period ended March 31, 2021. During the six months ended March 31, 2022, we used $36,000 for mineral rights compared to cash received of $52,380 for lease payments to us for company-owned mineral properties offset by $46,000 paid for mineral rights for the six months ended March 31, 2021.

During the six-month period ended March 31, 2022, $146,499 was provided by financing activities, compared to cash of $316,750 provided during the six-month period ended March 31, 2021.

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

At March 31, 2021, we had working capital of $1,005,849. We have a cash balance of $1,050,903 and $118,868 outstanding in current liabilities. Subsequent to the end of the quarter, we closed on a private placement of common shares to generate $4,733,426. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as those we have planned, will result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Financing Activities

None

Subsequent Events

On May 2, 2022, we closed a non-brokered private placement of the Company to accredited investors at a price of $0.25 per common share. We issued 18,933,705 common shares for cash proceeds of $4,733,426. Finders fees in the amount of $254,005 and 1,016,022 Series N Warrants have been paid to licensed brokers and consultants in association with the offering. The warrants have a term of 18 months and are exercisable at $0.25 per common share of the Company.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2022, the Company’s internal control over financial reporting is not effective, due to the current inability to segregate duties inherent with limited staffing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the six months ended March 31, 2022.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended March 31, 2022, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Patrick Highsmith
Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022

By:	/s/ Ted R. Sharp
Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 16, 2022

