Form 10-Q
period 2022-06-30
Timberline Resources Corp
filed 2022-08-15
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Number of shares of issuer’s common stock outstanding at August 15, 2022: 159,676,152

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

As of June 30, 2022, the pandemic had not materially impacted our financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2022.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of June 30, 2022, there were no material adverse impacts on the Company’s operations due to COVID-19.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$4,182,930	$3,327,352
Prepaid expenses and other current assets	45,431	23,573
TOTAL CURRENT ASSETS	4,228,361	3,350,925

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	13,875,085	13,821,085

OTHER ASSETS:
Reclamation bonds	528,643	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	534,343	544,396

TOTAL ASSETS	$18,637,789	$17,716,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,128	$114,819
Accrued expenses	804	23,749
Accrued expenses – related party	19,790	-
Accrued interest – related party	43,482	4,145
Accrued payroll, benefits and taxes	42,139	38,193
Senior unsecured note payable – related party	270,991	-
TOTAL CURRENT LIABILITIES	511,334	180,906

LONG-TERM LIABILITIES:
Asset retirement obligation	122,681	118,247
Senior unsecured note payable – related party	-	270,991
TOTAL LONG-TERM LIABILITIES	122,681	389,238
TOTAL LIABILITIES	634,015	570,144

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 159,676,152 and 139,696,022 shares issued and outstanding, Respectively	159,676	139,696
Additional paid-in capital	89,955,640	85,345,213
Accumulated deficit	(72,111,542)	(68,338,647)
TOTAL STOCKHOLDERS’ EQUITY	18,003,774	17,146,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,637,789	$17,716,406

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

OPERATING EXPENSES:
Mineral exploration	$896,465	$427,908	$2,696,797	$1,827,980
Salaries and benefits	71,819	74,584	219,750	230,502
Professional fees	61,234	39,384	155,938	160,257
Insurance expense	43,204	38,766	116,651	102,367
Other general and administrative	149,748	638,053	332,254	936,809
TOTAL OPERATING EXPENSES	1,222,470	1,218,695	3,521,390	3,257,915

LOSS FROM OPERATIONS	(1,222,470)	(1,218,695)	(3,521,390)	(3,257,915)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(214,347)	(22,165)	(210,683)	(10,037)
Interest expense	(503)	-	(1,636)	-
Interest expense – related party	(13,701)	(22,424)	(39,337)	(64,658)
Miscellaneous other income	72	25	151	79
TOTAL OTHER INCOME (EXPENSE)	(228,479)	(44,564)	(251,505)	(74,616)

LOSS BEFORE INCOME TAXES	(1,450,949)	(1,263,259)	(3,772,895)	(3,332,531)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET LOSS	$(1,450,949)	$(1,263,259)	$(3,772,895)	$(3,332,531)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	159,468,089	118,906,357	146,378,612	115,200,298

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$-	$(68,338,647)	$17,146,262
Stock based compensation	-	-	44,321	-	-	44,321
Net loss	-	-	-	-	(1,624,223)	(1,624,223)
Balance December 31, 2021	139,696,022	$139,696	$85,389,534	$-	$(69,962,870)	$15,566,360
Common stock issued for exercise of warrants	1,546,425	1,546	214,953	(70,000)	-	146,499
Net loss	-	-	-		(697,723)	(697,723)
Balance, March 31, 2022	141,242,447	$141,242	$85,604,487	$(70,000)	$(70,660,593)	$15,015,136
Common stock issued for cash, net	18,933,705	18,934	4,420,653	-	-	4,439,587
Refund of subscription receivable	(500,000)	(500)	(69,500)	70,000	-	-
Net loss	-	-	-	-	(1,450,949)	(1,450,949)
Balance, June 30, 2022	159,676,152	$159,676	$89,955,640	$-	$(72,111,542)	$18,003,774

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$-	$(63,630,832)	$16,094,836
Common stock issued for exercise of warrants	950,000	950	132,050	-	-	133,000
Stock based compensation	-	-	127,022	-	-	127,022
Net loss	-	-	-	-	(1,584,113)	(1,584,113)
Balance December 31, 2020	113,025,224	$113,025	$79,872,665	$-	$(65,214,945)	$14,770,745
Common stock issued for exercise of warrants	1,312,500	1,312	182,438	-	-	183,750
Net loss	-	-	-	-	(485,159)	(485,159)
Balance, March 31, 2021	114,337,724	$114,337	$80,055,103	$-	$(65,700,104)	$14,469,336
Common stock issued for exercise of warrants	2,150,000	2,150	298,850	-	-	301,000
Common stock and warrants issued for cash	8,941,666	8,942	1,779,392	-	-	1,788,334
Common stock to be issued for cash	-	-	-	333,333	-	333,333
Subscribed shares	-	-	-	2,492,493	-	2,492,493
Stock based compensation	-	-	519,400	-	-	519,400
Net loss	-	-	-	-	(1,263,259)	(1,263,259)
Balance, June 30, 2021	125,429,390	$125,429	$82,652,745	$2,825,826	$(66,963,363)	$18,640,637

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,772,895)	$(3,332,531)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	44,321	646,422
Accretion of asset retirement obligation	4,434	4,224
Changes in assets and liabilities:
Prepaid expenses and other current assets	(21,858)	(30,888)
Accounts payable	19,310	(57,642)
Accrued expenses	(22,946)	(25,660)
Accrued expenses – related party	19,790	3,536
Accrued interest – related party	39,337	63,284
Accrued payroll, benefits and taxes	3,946	13,647
Net cash used by operating activities	(3,686,561)	(2,715,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(54,000)	(64,000)
Refund of reclamation bond	10,053	-
Proceeds from lease of mineral rights	-	78,571
Net cash provided (used) by investing activities	(43,947)	14,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	4,439,587	1,788,334
Proceeds from subscribed shares	-	333,333
Proceeds from exercise of warrants	146,499	617,750
Net cash provided by financing activities	4,586,086	2,739,417

Net increase in cash and cash equivalents	855,578	38,380

CASH AT BEGINNING OF PERIOD	3,327,352	2,520,726

CASH AT END OF PERIOD	$4,182,930	$2,559,106

Non-cash financing and investing activities:
Shares of common stock to be issued under subscription	$-	$2,492,493

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.

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

At June 30, 2022 and September 30, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including a senior unsecured note payable-related party, approximate fair value at June 30, 2022 and September 30, 2021.

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

The dilutive effect of convertible and outstanding securities as of June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
Stock options	8,335,000	8,722,500
Warrants	57,414,898	67,628,336
Total potential dilution	65,749,898	76,350,836

At June 30, 2022 and 2021, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at June 30, 2022 and September 30, 2021, respectively:

	Expected Useful Lives (years)	June 30, 2022	September 30, 2021

Mineral rights - Eureka	-	$13,758,608	$13,704,608
Mineral rights – Other	-	65,000	65,000
Total mineral rights		13,823,608	13,769,608

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment	-	175,305	175,305
Less accumulated depreciation	-	(123,828)	(123,828)
Property, mineral rights, and equipment, net	-	$13,875,085	$13,821,085

For the nine months ended June 30, 2022 and 2021, the Company received mineral lease payments of $nil and $78,571, respectively, from a third party on two property blocks the Company leases at the Company’s Eureka property. These receipts are recorded as a reduction to property, mineral rights, and equipment.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

A senior unsecured note payable and interest accrued thereon payable to William Matlack, a shareholder and director of the Company, is disclosed in Note 5.

The Company reimburses the health insurance premiums for a former director. At June 30, 2022 and September 30, 2021, the Company owed $19,790 and $3,536, respectively, for related party expenses. No remittance was made during the nine months ended June 30, 2022, and $16,254 was recognized as expense during the period.

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

At June 30, 2022 and at September 30, 2021, the senior unsecured note payable was $270,991.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2021 (Unaudited)

The accrued interest on the senior unsecured note payable was $43,482 and $4,145 at June 30, 2022 and September 30, 2021, respectively. Interest expense related to the senior unsecured note payable to this related party was $13,701 and $22,035 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $39,337 and $64,658 for the nine months ended June 30, 2022 and June 30, 2021, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on the note. At August 30, 2021, the Lender provided a waiver of default on the Note that would otherwise have existed due to a non-payment under this contract term for the note. Payment of the remainder of the note’s principal balance will not be required until the next qualifying financing, whether debt or equity. On August 30, 2021, $250,000 was paid to the Lender in conjunction with the common stock private placement financing that occurred in June 2021, consisting of $29,009 of principal and $220,991 of interest. At June 30, 2022, the Lender provided a verbal waiver of default on the note that would otherwise have existed due to a non-payment under this contract term for the note. The Company is completing an operating budget to determine an amount that can be remitted toward the note under this verbal waiver agreement.

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

On May 2, 2022, the Company closed a non-brokered private placement of the Company to accredited investors at a price of $0.25 per common share. The Company issued 18,933,705 common shares for cash proceeds of $4,733,426. Finders fees in the amount of $293,839 and 1,016,022 Series N Warrants were paid and issued, respectively, to licensed brokers and consultants in association with the offering. The warrants have a term of 18 months and are exercisable at $0.25 per common share.

During the nine months ended June 30, 2022, 6,825,000 Series E warrants, 5,000,000 Series G warrants and 4,446,016 Series H warrants expired. Also, holders of Series H Warrants exercised 1,546,425 warrants for $0.14 per share to acquire 1,546,425 shares of the Company’s common stock for total cash proceeds of $146,499 and a subscription receivable of $70,000 to the Company. The warrant holder decided not to exercise the 500,000 warrants subscribed, the $70,000 was refunded and the warrants expired, resulting in a total of 1,046,425 shares being issued.

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

During the nine months ended June 30, 2021, holders of Series D Warrants exercised 3,500,000 warrants for 0.14 per share to acquire 3,500,000 shares of the Company’s common stock for total cash proceeds of $490,000 to the Company. Also, holders of Series E Warrants exercised 537,500 warrants for $0.14 per share to acquire 537,500 shares of the Company’s common stock for total cash proceeds of $75,250 to the Company. Also, holders of Series H Warrants exercised 375,000 warrants for $0.14 per share to acquire 375,000 shares of the Company’s common stock for total cash proceeds of $52,500 to the Company.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2021 (Unaudited)

At June 30, 2022, the Company has a total of 57,414,898 warrants outstanding with a weighted average exercise price of $0.22 with a weighted average remaining contractual term of 0.87 year.

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

On October 8, 2020, the Company granted a total of 750,000 options to purchase shares of the Company’s common stock that vest over a three-year period. These vesting options had a total fair value of $177,284, with $44,321 recognized immediately and $44,321 being recognized on each of the three grant anniversary dates.

On May 6, 2021, the Company granted a total of 2,785,000 options to employees, consultants, officers and directors to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25. These granted options had a total fair value of $519,400. All options vested upon grant.

The share-based compensation recognized for the option awards vested during the nine months ended June 30, 2022 and 2021 was $44,321 and $519,400, respectively. No options were granted during the three months ended June 30, 2022 or 2021. The unvested options will be recognized as compensation expense in the amount of $44,321 in each of the following two years covered by the vesting period. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted at May 6, 2021	Options Granted at October 8, 2020
Expected volatility	167.9%	171.9%
Stock price on date of grant	$0.20	$0.25
Exercise price	$0.25	$0.25
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	0.05%	0.09%
Expected forfeiture rate	0%	0%
Fair value at grant date	$519,400	$259,985

The following is a summary of activity for the fiscal year ended September 30, 2021 and the nine months ended June 30, 2022:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2020	5,400,000	$0.16
Granted	3,885,000	0.12
Expired	(950,000)	(0.43)
Outstanding at September 30, 2021	8,335,000	0.18
Granted	-	-
Expired	-	-
Outstanding at June 30, 2022	8,335,000	$0.18
Outstanding and exercisable at June 30, 2022	7,960,000	$0.17
Weighted average remaining contractual term (years)		2.56

The aggregate of options exercisable as of June 30, 2022 had an intrinsic value of $222,000, based on the closing price of $0.16 per share of the Company’s common stock on June 30, 2022.

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

Real Estate Lease Commitments

At June 30, 2022, the Company’s office in Coeur d’Alene, Idaho and its facilities in Eureka, Nevada are rented on a month-to-month basis.

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

We are also operator of the Paiute Joint Venture Project with Nevada Gold Mines in the Battle Mountain District. These properties all lie on the prolific Battle Mountain-Eureka gold trend. We also control the Seven Troughs Project in northern Nevada, which is one of the state’s highest-grade former gold producers. We control over 43 square miles (111 square kilometers) of mineral rights in Nevada. Detailed maps and mineral resource estimates for the Eureka Project and NI 43-101 technical reports for its projects may be viewed at http://timberlineresources.co/.

Summary of the exploration activities for the three months ended June 30, 2022:

Summary of the exploration activities for the three months ended June 30, 2022:

Exploration activities during the quarter ending June 30, 2022 focused on the Eureka Project, where a sizable drill campaign concluded during the middle of January 2022. That drilling was concentrated on the Water Well Zone (WWZ), near the Lookout Mountain Resource, and the Oswego target, approximately 1km to the east. The Company received, interpreted, and reported results from that program through May 2022. Having reported strong drill results that the Company believed warranted follow-up, work began during the quarter to plan the 2022 drill campaign. Timberline worked with its environmental and permitting contractor to update the work program within its Lookout Mountain plan of operations with the Bureau of Land Management.

Highlights of the 2021-2022 exploration program completed during January 2022 include:

•	Completed approximately 6,535m of drilling, 65% of which was reverse circulation (RC) drilling and 35% was diamond core drilling;

•	The first results reported during the program were 5 RC holes completed in July 2021. The most significant new intercepts in these holes included:
o	10.67m at 2.36 grams per tonne (g/t) gold from 301.8m depth in BHSE-194;
■	including 6.01m at 2.98 g/t gold;
o	16.76m at 1.74 g/t gold from 257.6m depth in BHSE-195;
■	including 3.05m at 4.56 g/t gold; and
o	19.81m at 1.38 g/t gold from 248.4m depth in BHSE-193.

•	Reported surface rock sample assay results on the channel and trench samples from the Oswego Target. Key results included:
o	25.9m @ 14.42 g/t gold along strike;
o	27.4m @ 12.02 g/t gold along strike; and
o	10.7m @ 3.63 g/t gold, estimated to be true thickness from a trench.

•	Integrated new geologic mapping in the Windfall and New York Canyon areas with geochemical and geophysical data in anticipation of new drilling in late 2022 or 2023.

During the quarter ending March 31, 2022, the Company reported the majority of the drill results from the 2021 drill campaign, including the following highlights:

•	Results reported in February 2022 from 6 RC holes and portions of 2 core holes included the following highlights:
o	22.9m at 6.11 g/t gold from 140.8m depth in BHSE-220C,
■	including 12.2m at 8.92 g/t gold from 151.5m depth;
o	10.7m at 2.96 g/t gold from 229.2m depth in BHSE-211C;
o	22.9m at 1.11 g/t gold from 219.5m depth in BHSE-198; and
o	6.10m at 2.85 g/t gold from 161.5m depth in BHSE-204.

•	In March 2022, Timberline reported additional results from 3 core holes and 1 RC hole, including:
o	41.1m at 5.03 g/t gold from 316.1m depth in BHSE-212C,
■	including 19.8m at 9.49 g/t gold;
o	9.1m at 1.24 g/t gold from 324.6m depth in BHSE-209,
■	including 4.6m at 2.07 g/t gold; and
o	9.1m at 1.34 g/t gold from 255.1m depth in BHSE-210C.

•	Later in March 2022, the Company reported the complete results from drillhole BHSE-220C, including:
o	44.2m at 4.10 g/t gold from 140.8m depth in BHSE-220C,
■	including 22.9m at 6.24 g/t gold from 140.8m depth; and
■	including 12.2m at 9.18 g/t gold from 151.5m depth.

During the quarter ending June 30, 2022, Timberline reported the final results from the 2021-2022 drilling campaign, these included several drill holes from the Oswego target, one hole from the WWZ, and final multielement results from one hole into the Graben Zone.

•	On May 11, 2022, the Company reported significant shallow oxide gold mineralization from the Oswego Target:
○	35.1m at 2.32 g/t gold from 6.1m depth in BHSE-213,
■	including 19.8m at 3.93 g/t gold from 7.6m depth;
○	13.7m at 1.31 g/t gold from 3.0m depth in BHSE-215,
■	including 6.1m at 2.49 g/t gold from 9.1m depth; and
○	9.1m at 1.72 g/t gold from surface and 12.2m at 1.22 g/t gold from 15.2m depth in BHSE-214.

•	The final news release concerning the 2021-2022 drill program was released on May 18, 2022. The key results from that release included drillholes BHSE-192C and BHSE-206C:
○	24.4m at 3.85 g/t gold from 349.6 depth in BHSE-209C,
■	including 4.6m at 8.35 g/t gold from 354.2m depth; and
■	including 7.6m at 5.72 g/t gold from 364.8m depth.
○	30.5m at 0.41 g/t gold from 182.0m depth in BHSE-206C,
■	including 7.6m of 1.04 g/t gold from 192.6 m depth.
○	202.7m at 5.28 g/t SILVER from 121.0m depth in BHSE-206C,
■	Including 56.4m at 9.69 g/t SILVER from 264.3m depth.

Drilling

Due to a lack of availability of drill crews in Nevada, we were forced to split our 2021 drill program into two phases. The first phase was comprised of five RC holes that were completed during July and August 2021; we reported those results on October 27, 2021. The RC drill rig returned to the property in October and drilled until mid-December 2021. A diamond core rig joined the drill program in November and worked until mid-January 2022. The assay results from this second phase of drilling were reported during the quarters ending March 31 and June 30, 2022.

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

Water Well Zone

The WWZ emerged during the last two quarters as hosting significant higher-grade gold intercepts over a large area. Repeated drill hole intercepts through the base of the Dunderberg Shale have yielded strong gold mineralization associated with a well-developed breccia horizon that has been intensely altered with increased presence of carbon, silica, and sulfides. Core holes BHSE-220C and 212C are the best holes drilled to date in the WWZ and they are separated by approximately 400 meters north to south. BHSE-220C is the northernmost hole in the WWZ and the intercept is open to the north and east. BHSE-212C is the farthest south hole in the WWZ, and the intercept is open to the south and east. We also reported results from a core hole approximately midway between these two holes (BHSE-192C). This hole confirmed a strong interval of gold mineralization in the same geologic unit (the base of the Dunderberg Shale). This mineralized interval is also open to the east. The current footprint of the WWZ is shown in Figure 1. Timberline’s objectives for ongoing exploration in the WWZ will be to both improve our understanding of the continuity of the zone and to grow it beyond its current footprint. To achieve these objectives, Timberline is planning to add more drill holes within this footprint and beyond it to the north, south, and east.

We also documented during the last two quarters that some of the RC drilling into the WWZ may have been biased low with respect to gold grade. The Company’s February 24, 2022, and March 24, 2022 news releases described comparative results from RC and core drilling in the northern portion of the WWZ. BHSE-220C was a core twin of BHSE-205, which was a RC hole. The final results from BHSE-220C indicated that core drilling recovered significantly higher grades from mineralized intervals than corresponding RC drilling.

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
* - Drill holes collared approximately 2 meters apart from same drill pad

Timberline RESOURCES
N
Lookout Mountain Fault
Eastern Boundary
NE Fault
Buried Normal Fault
Dugout Tunnel Fault
Fault
Eureka Property
open
open
open
open
220C
206C
192C
212
Oswego
Channel Samples
25.9 m @ 14.42 g/t
27.4 m @12.02 g/t
Ratto Spring
0 250 500m
Drill Hole Au and Ag (g/t)
Au: >3 g/t
Au: ≥10 g/t
Ag: >1 g/t
Ag: ≥10 g/t
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

At the time of this writing, the Company has commenced its 2022 drill program but has not yet reported new results. The current drill plan includes additional core holes in close proximity to RC holes that encountered significant gold during the 2020 or 2021 drill programs. In addition, the 2022 drill plan includes primarily core drilling within the WWZ footprint, though RC drilling has been used to drill the upper portions of several of these core holes (above the water table). This technique, known as pre-collaring, saves considerable expense by utilizing cheaper RC drilling for the upper part of deeper drill holes. It should also be noted that Timberline has also changed RC drilling contractors for the 2022 drill program. Our technical team will continue to evaluate the efficacy and appropriateness of RC drilling at the Water Well Zone, but the less expensive drilling method clearly has a place in a well managed exploration project.

Oswego Target

The Oswego Target lies approximately 1.0km from the eastern margin of the WWZ, or 1.2km from the Lookout Mountain Resource. Oswego is a historic gold showing with limited historic mining (late 19th and/or early 20th century) and exploration during the early 1990s. The area is cut by a large north-south fault zone known as the Dugout Tunnel Fault (DTF). The DTF is analogous to the Lookout Mountain Fault zone that occurs just west of Timberline’s Lookout Mountain resource. Surface sampling at Oswego has repeatedly returned high-grade gold from the fault itself, where the Eldorado Dolomite is highly silicified. During the 2021 program, we drilled 9 RC holes in and around the Oswego Target area. The 2021 drilling was aimed at confirming historic drill results and testing the downdip continuity of the surface gold zone.

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

Oswego is separated from the Lookout – WWZ trend by a basin with volcanic rocks at surface and underlain by extensive faulting, potential host rocks for Carlin-type gold, and fine-grained altered intrusive rocks (see Company news release dated March 24, 2022). This structural corridor includes both Cambrian and Ordovician aged host rocks that Timberline intends to drill test. These rocks include the Dunderberg Shale, the host of Carlin-type mineralization at the WWZ and Lookout Mountain, and the Goodwin and Ninemile Formations, which are prolific hosts of gold at the Ruby Hill Mine (i80 Gold Corp.) in the north of the Eureka District. We completed nine shallow RC holes into the Oswego alteration zone to test the downdip extension of the surface mineralization.

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
Ce: Eldorado Dolomite
Cs: Secret Canyon Formation
BHSE-217
BHSE-216
North Channel 25.9m @ 14.42 g/t Au
SS-3
2300-m
BHSE-215
BHSE-214
BHSE-201
BHSE-202
South Channel 27.4 m @ 12.02 g/t Au
Au: 35.1m @ 2.32 g/t
Incl. 19.8m @ 3.93 g/t
SS-2
BHSE-213
BHSE-207
Alluvium
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

The 2022 drill program will include several drill holes at the Oswego target, aimed at testing for downdip and lateral extensions of the shallow mineralization reported in 2021 and early 2022. There may also be deeper drilling into the graben west of Oswego to examine possible connections between Oswego and the Lookout/WWZ zones and possibly linked to the geophysical anomalies in this area.

Results of Operations for the nine months ended June 30, 2022 and 2021

Consolidated Results

(US$)	Three Months Ended June 30,		Nine months Ended June 30,
	2022	2021	2022	2021
Exploration expenses:
Eureka	$808,519	$330,599	$2,462,543	$1,471,948
Other exploration properties	87,946	97,309	234,254	356,032
Total exploration expenditures	896,465	427,908	2,696,797	1,827,980
Non-cash expenses:
Stock option expenses	-	519,400	44,321	646,422
Depreciation, amortization and accretion	1,478	1,408	4,434	4,224
Total non-cash expenses	1,478	520,808	48,755	650,646
Professional fees expenses	61,234	39,384	155,938	160,257
Insurance expenses	43,204	38,766	116,651	102,367
Salaries and benefits expenses	71,819	74,584	219,750	230,502
Interest and other (income) expense	228,479	44,564	251,505	74,616
Other general and administrative expenses	148,270	117,245	283,499	286,163
Net loss	$1,450,949	$1,263,259	$3,772,895	$3,332,531

Our consolidated net loss for the three months ended June 30, 2022 was $1,450,949, compared to a consolidated net loss of $1,263,259 for the three months ended June 30, 2021. Total exploration expenses of $896,465 were recorded on our statement of operations for the three months ended June 30, 2022, compared with $427,908 for the three months ended June 30, 2021. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred in May 2022, an increase in professional fees related to that financing, and increases in foreign exchange losses resulting from our private placement of May 2022, offset by reduced share-based compensation during the three months ended June 30, 2022 compared with June 30, 2021. Insurance expense was somewhat higher in the comparative period due to the normal increases the industry is experiencing.

Our consolidated net loss for the nine months ended June 30, 2022 was $3,772,895, compared to a consolidated net loss of $3,332,531 for the nine months ended June 30, 2021. Total exploration expenses of $2,696,797 were recorded on our statement of operations for the nine months ended June 30, 2022, compared with $1,827,980 for the nine months ended June 30, 2021. The year-over-year increase in net loss is due to the significant increase in exploration expenses made possible by the infusion of cash that occurred near the close of fiscal year 2020, exercises of warrants during the period and the May 2022 private placement, and increases in foreign exchange losses resulting from our private placement of May 2022. These were offset by a decrease in share-based compensation with no new stock options issued to directors, officers and consultants. Insurance expense was somewhat higher in the first nine months of 2021 due to the normal increases the industry is experiencing.

Subject to adequate funding in 2022, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At June 30, 2022, we had assets of $18,637,789, consisting of cash of $4,182,930, property, mineral rights and equipment of $13,875,085, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $51,131.

On June 30, 2022, we had total liabilities of $634,015 and total assets of $18,637,789. This compares to total liabilities of $570,144 and total assets of $17,716,406 on September 30, 2021. As of June 30, 2022, our liabilities consist of $122,681 for asset retirement obligations, $270,991 of senior unsecured note payable – related party, and $177,071 of trade payables and accrued liabilities and $63,272 of interest and expenses payable to related parties. Of these liabilities, $511,334 are due within twelve months. The liabilities compared to September 30, 2021, have changed as a result of a slight decrease in accrued payables offset by increases in accrued liabilities and accrued interest - related party. The increase in total assets was due to the increase in -cash from warrant exercises and the May 2022 private placement, with small increases to prepaid expense and other assets and mineral rights.

On June 30 2022, we had working capital of $3,717,027 and stockholders’ equity of $18,003,774 compared to working capital of $3,170,019 and stockholders’ equity of $17,146,262 for the year ended September 30, 2021. Working capital experienced a favorable change because of the increase in cash associated equity infusions and an increase in accounts payable and increases in accrued expenses – related party and accrued interest - related party. These were offset somewhat by a decrease in accrued expenses.

During the nine months ended June 30, 2022, we used cash from operating activities of $3,686,561, compared to cash used of $2,715,608 for the nine months ended June 30, 2021. The use of cash from operating activities results primarily from the net loss of $3,772,895 for the nine-month period ended June 30, 2022 compared to net loss of $3,332,531 for the nine months ended June 30, 2021. Each of the comparable periods experienced significantly different non-cash effects as a result of changes in stock-based compensation. Changes to the net loss for the comparative periods are described above.

During the nine-month period ended June 30, 2022, cash of $43,947 was used by investment activities, compared with cash of $14,571 provided for the nine-month period ended June 30, 2022. During the nine months ended June 30, 2021, we paid $54,000 for mineral rights and received a refund on our reclamation bonds of $10,053, compared to at June 30, 2021, we received $78,571 for lease payments to us for company-owned mineral properties offset by $64,000 paid for mineral rights.

During the nine-month period ended June 30, 2022, $4,586,086 was provided by financing activities, compared to cash of $2,739,417 provided during the nine-month period ended June 30, 2021. For the nine-month period ended June 30, 2022, cash of $4,439,587 was provided through the sale of stock and warrants, net of issuance costs, and $146,499 was provided by the exercise of warrants. For the nine-month period ended June 30, 2021, cash of $1,788,334 was provided through the sale of stock and warrants, $617,750 provided by the exercise of warrants and $333,333 from the proceeds from stock subscriptions paid for which stock had not yet been issued.

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

At June 30, 2022, we had working capital of $3,717,027. We have a cash balance of $4,182,930 and $634,015 outstanding in total liabilities. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as those we have planned, will result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Financing Activities

On May 2, 2022, we closed a non-brokered private placement of the Company to accredited investors at a price of $0.25 per common share. We issued 18,933,705 common shares for cash proceeds of $4,733,426. Finders fees in the amount of $293,839 and 1,016,022 Series N Warrants were paid to licensed brokers and consultants in association with the offering. The warrants have a term of 18 months and are exercisable at $0.25 per common share.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2022, the Company’s internal control over financial reporting is not effective, due to the current inability to segregate duties inherent with limited staffing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the nine months ended June 30, 2022.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended June 30, 2022, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

Date: August 15, 2022

By:	/s/ Ted R. Sharp
Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 15, 2022

