Form 10-K
period 2022-09-30
Timberline Resources Corp
filed 2022-12-29
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of March 31, 2022, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $29,586,249. This figure is based on the closing sale price of $0.27 per share of the Registrant’s common stock on March 31, 2022 on the OTCQB.

Number of shares of Common Stock outstanding as of December 29, 2022: 159,676,152

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

As of September 30, 2022, the pandemic had not materially impacted our financial statements. However, if the severity of the COVID-19 pandemic continues, the negative financial impact due to limitations in conducting geologic field work and exploration activities could be significantly greater in future periods. In addition, the economic disruptions caused by COVID-19 could adversely impact the impairment risks for certain long-lived assets and equity method investments. Timberline Resources evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2022.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct exploration activities. As of September 30, 2022, there were no material adverse impacts on the Company’s operations due to COVID-19.

As of September 30, 2022, Timberline Resource’s available liquidity is approximately $2,400,000. Management believes the Company has adequate liquidity to fund current obligations and commitments. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, the Company may need to consider additional sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the various provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements concern the Company’s anticipated results and developments in its operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•	the establishment and estimates of tonnage and grade of mineralization and reserves;
•	forecasts of future gold and silver prices, anticipated expenditures and costs in our operations;
•	planned exploration activities and the anticipated timing and results of exploration activities;
•	planned technical reports, economic assessments and feasibility studies on our properties;
•	plans and anticipated timing for obtaining permits and licenses for our properties;
•	expected future financing and its anticipated outcome;
•	plans and anticipated timing regarding production dates;
•	anticipated liquidity to meet expected operating costs and capital requirements;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements; and
•	factors expected to impact our results of operations.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•	our limited operating history;
•	our ability to continue as a going concern and to fund our operations;
•	a history of losses and our expectation of continued losses;
•	the geological risk of mineral exploration;
•	properties being in the exploration or, if warranted, development stage;
•	bringing our projects into production;
•	legislative and administrative changes to mining and environmental laws;
•	land reclamation requirements and costs;
•	mineral exploration and development activities being inherently hazardous;
•	our insurance coverage for operating risks;
•	cost increases for our exploration and development projects;
•	shortages of skilled personnel, equipment and supplies adversely affecting our ability to operate;
•	mineral resource and economic estimates;
•	the metallurgical characteristics of current resources and future discoveries;
•	fluctuation of prices for precious and base metals, such as gold, silver and copper;
•	competition in the mineral exploration industry;
•	title and rights in our mineral properties;
•	integration issues with acquisitions;
•	our shares trading on the Over-the-Counter markets and market conditions generally;
•	joint ventures and partnerships;

•	potential conflicts of interest of our management;
•	dependence on key management;
•	our Eureka and other acquired growth projects;
•	our business model;
•	evolving corporate governance standards for public companies;
•	our Canadian regulatory requirements; and
•	our shares of common stock or other securities.

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

In May 2018, we entered into a definitive agreement to acquire ownership interests in two joint venture agreements in Nevada from Americas Gold Exploration, Inc (“AGEI”). The acquisition included a 73.7% interest in the Paiute property joint venture with Nevada Gold Mines LLC (“Nevada Gold”), and the opportunity to earn up to 65% ownership in the Elder Creek joint venture with McEwen Mining, Inc. The acquisition of the two joint venture ownership interests, at Elder Creek with McEwen Mining and at Paiute with Nevada Gold, from AGEI closed on August 14, 2018 for consideration of ten million shares of our common stock and five million warrants to purchase shares of our common stock. An additional five million warrants with the same terms were issued to AGEI contingent upon certain achievements. Upon closing, we became the operator at both of these joint venture projects. Timberline elected to return control and ownership of the Elder Creek property to McEwen Mining in July of 2020.

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

Overview of Our Mineral Exploration Business

We are a mineral exploration business and, if and when we establish mineral reserves, a development company. Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims on private property owned by others. An unpatented mining claim is an interest that can be acquired in the mineral rights on open lands of the federally-owned public domain. Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), that grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

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

Portions of our mineral properties at September 30, 2022 are owned by third parties and leased to us, or carry a financial commitment from us, as outlined in the following table:

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

Our Employees

We are an exploration company and currently have three employees. Management engages independent consultants under contract arrangements as necessary to execute on company strategies at the current early exploration stage of our work and expects to hire staff and additional management as necessary for implementation of our business plan.

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

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding. In 2017, gold traded between approximately $1,151 and $1,346 per ounce. In 2018, gold traded between approximately $1,175 and $1,355 per ounce. In 2019, gold traded between approximately $1,270 and $1,547 per ounce. In 2020, gold traded between approximately $1,474 and $2,067 per ounce. In 2021, gold traded between $1,683 and $1,943 per ounce. The price of gold was $2,039 per ounce in March 2022, but traded considerably lower during the year, reaching as low as $1,634 per ounce in September 2022, before rising back up to approximately $1,816 at the time of this writing. All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2017, silver traded between approximately $15.22 and $18.56 per ounce. In 2018, silver traded between approximately $13.97 and $17.52 per ounce. In 2019, silver traded between approximately $14.38 and $19.42 per ounce. In 2020, silver traded between approximately $12.01 and $28.89 per ounce. In 2021, silver traded between $21.52 and $29.58. The price of silver was $26.17 in March 2022 and continued to drop to a low of $17.77 per ounce in September 2022, before settling at approximately $24 at the time of this writing. All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2022, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. As of September 30, 2022, we have working capital of approximately $1.4 million. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•	$5,961,907 for the year ended September 30, 2022
•	$4,707,815 for the year ended September 30, 2021; and
•	$3,377,091 for the year ended September 30, 2020

We had an accumulated deficit of approximately $74.3 million as of September 30, 2022. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of September 30, 2022, there are also outstanding options and warrants granted that are exercisable into 65,749,898 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 29.2% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

Nevada Gold Properties

The Company currently controls three mineral properties in Nevada including Eureka, Paiute, and Seven Troughs (Figure 1).

Eureka Project (Battle Mountain/Eureka Trend)

We acquired the Eureka Project as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010. Eureka comprises an area of 18,464 acres (~29 square miles) within the Battle Mountain – Eureka Mineral Trend. The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in Eureka County.

The Eureka Project is situated in the southern part of the Eureka mining district, within T19N, R53E and unsurveyed T17N and T18N, and R53E. The property is also within the bounds of the United States Geological Survey (“USGS”) 1:24,000-scale 7.5-minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

Property Description

The Eureka Project (Figure 2) includes the Lookout Mountain, Windfall and Oswego trends. Gold mineralization generally occurs along three north-to-south trending zones, each approximately 3 to 4 miles (4.8-6.5 km) in strike length. Each of these mineralized zones is open and will require additional in-fill and step-out drilling. There are also other early-stage prospects on the property.

Historical production of gold in the district included approximately 112,000 oz at the Windfall Mine, which began operation in 1975 (Russell, 2005). An additional 17,700 oz of gold was produced from the Lookout Mountain Pit which operated in 1987 (Cargill, 1988, Jonson, 1991).

Timberline pays federal and county claim maintenance fees on the Eureka Project. The federal claim fees are due to the BLM before September 1 of each year, and the county fees are due to Eureka County on November 1 of each year. All unpatented mining claims on the Eureka property have been located under the General Mining Laws of the United States on US Bureau of Land Management (“BLM”) managed lands.

Timberline
Winnemucca
Battle Mtn
Carlin
Elko
Paiute
Seven Troughs
CARLIN TREND
BATTLE MTN-EUREKA TREND
Reno
Fallon
Eureka
Eureka
Ely
WALKER LANE
Tonopah
Las Vegas
N
Timberline Properties
Mineralized Trends
0 25 50 100 Miles
0 50 100 200 km

Figure 1. Timberline Project Locations

Eureka District
Mines and Prospects
Timberline
N
0 1 2 3 km
Ruby Hill/Archimedes Mine
(1) Production: 1.5 M oz 1998-2020
Resource: 4.1 M oz Ind; 3.7 M oz Inf
Fad Shaft
Ruby Hill Stopes
Wabash
Diamond
Dugout
Rocky Canyon
(2) Paroni Pit
30,000 oz
Windfall Trend
(2) Windfall Production
UG: 24,000 oz @ 0.368 oz/t
Open Pit: 31,000 oz @ 0.04 oz/t
(2) Lookout Mountain Pit
17,700 oz Au @ 0.12 oz/t
(2) Rustler Pit
Production: 50,000 oz
Lookout Mountain Trend
Geddes Bertrand
Oswego Trend
(2) Lookout Mountain Gold Resource (MDA, 2013):
508,000 oz @ 0.018 oz/t (M&I)
141,000 oz @ 0.012 oz/t (Inf)
(3) Oswego "Road Cut"
281 ft @ 0.36 oz/t Au
South Adit
50
379
Open Pits
Drill Indicated Gold
2013 Gold Resource
District Au Occurrences
Major Highways
District Access_Roads
Land_2021Outline_m
References:
(1) I80 Gold Corp. NI43-101 Report, July 2021
(2) Timberline NI43-101, MDA (2013)
(3) Timberline Press Release dated June 12, 2018
20221215 SE Historical Resource Letter
Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), (c) OpenStreetMap contributors, and the GIS User Community

Figure 2. Timberline’s Eureka Project Area and Gold Occurrences

The following table summarizes the claims and royalties for the Eureka Project:

Table 1 - Eureka Project Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.	Unpatented	373	6,368 acres
Trail Timberline holds title	Unpatented	30	620 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	1,850 acres
Hoosac North Amselco 4% NSR	Unpatented	192	3,100 acres
Little Rosa (Hoosac royalty applies)	Patented	1	7 acres
Rambler (North Amselco royalty applies)	Patented	1	7 acres
TLRat Timberline holds title	Unpatented	5	72 acres
Silverado/TL 12 1%-3% NSR	Unpatented	47	947 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) 0 – 3% NSR	Unpatented	111	1,488 acres
Secret Canyon 1% NSR	Patented	6	36 acres
Windfall Timberline holds title; 4% NSR	Patented	13	165 acres
New York Canyon Timberline holds title; 4% NSR	Unpatented	45	862 acres
Q Claims Timberline holds title	Unpatented	104	2,149 acres
LS Claims	Unpatented	28	578

Total Unpatented Lode Claims		1,043	18,034 acres
Total Patented Lode Claims		21	215 acres
Grand Total of Claim Holdings		1,036	18,249 acres

We have the right to explore and develop the Lookout Mountain target subject to a mining lease agreement dated August 22, 2003 with Rocky Canyon Mining. The lease was amended on June 1, 2008 to extend the term to 20 years from June 1, 2008, and thereafter for as long as minerals are mined on the project. Advance royalty payments are $6,000 per month, or $72,000 per year. Timberline fulfilled a $1.5 million work commitment on the Lookout Mountain target stemming from the amended lease agreement. A 3.5% NSR royalty, plus a 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims) exists on the Lookout Mountain claims.

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

The Hoosac and North Amselco claims are owned by Timberline and were under lease to Royal Crescent Valley, LLC, a subsidiary of Royal Gold, Inc. until July 2021, at which time they terminated the lease. Until the termination of the lease in July 2021, Royal Gold maintained BLM lease payments and Eureka County fees on the Hoosac and North Amselco claim groups.

Accessibility, Physiography, Climate and Infrastructure

U.S. Highway 50 passes to the east of the Eureka Project and access is gained by heading south out of Eureka on the highway and connecting with unpaved local roads, some of which are periodically maintained by Eureka County. The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon on the east side of the claim group.

The Windfall group and the northern parts of the Hoosac and Lookout Mountain groups are accessed by the Windfall Canyon Road and its westward extension (the former haul road for the Lookout Mountain Mine), which turns southwest from the highway approximately 2 miles south of Eureka. This road is of uncommon quality and scale for rural Nevada due to its construction as a mine haul road at considerable cost in 1980s dollars.

The southern parts of the Eureka Project are accessed by traveling approximately 8 miles south of Eureka on U.S. Highway 50 to South Gate, then 1 mile south-southwest on the Fish Creek Valley Road to the unimproved Secret Canyon Road, then northwest to the southern part of the Hoosac claims. Many dirt tracks within the Eureka property allow additional access.

The terrain on the Eureka Project is rugged, with high ridges, steep canyons, and narrow valleys. Elevations range from 7,000 to 9,000 feet (2,100-2,400 m). Ridges show abundant bedrock exposures, slopes and valleys are typically covered by soil and alluvium. Sagebrush abounds in lower-elevation areas while juniper and piñon pine cover the higher elevations. Grasses and shrubs grow on the highest ridge tops. The climate of the project area is semi-arid with the area receiving moderate winter snows and occasional summer thunderstorms, with heavy rain from time to time during otherwise hot and dry summers. In winter, access is not maintained off the paved roads and November snow commonly lingers until April.

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

Summary of Modern Exploration by Timberline Resources: 2010-2021 (See below for 2022 and pre-2010 historic summaries)

The Eureka Project has excellent potential for continued exploration success. Based on the work of previous companies and by Timberline, gold mineralization at the Lookout Mountain target is currently defined over a structural-stratigraphic corridor that extends up to 4.3 miles (7 kilometers) in strike length. This corridor hosts several areas of drill-indicated gold, and the potential for discovery of additional mineralization is strong. The Lookout Mountain mineralization itself is open for expansion at depth and along strike.

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka Project. The work during that period delivered sufficient data to support a mineral resource estimate at Lookout Mountain (including a technical report compliant with Canadian National Instrument 43-101 (“NI 43-101”)), conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets. In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

•	16,675 feet (5,083 m) of core drilling focused primarily for metallurgical and geotechnical scoping studies;

•	46,965 feet (14,315 m) of RC drilling directed primarily at resource in-fill and definition drilling, and;

•

Additional testing activities, including metallurgical test work on core samples, channel and mini-bulk sampling within the historical Lookout Mountain pit, identification of additional exploration targets beyond the Lookout Mountain Deposit area, and drilling and construction of additional groundwater monitoring wells.

An initial technical report entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, compliant with NI 43-101 (“2011 Technical Report”), was completed on May 2, 2011. The Technical Report was prepared by Mine Development Associates (MDA) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101. The Technical Report details mineralization at the Lookout Mountain Deposit. In addition, significant exploration potential was noted.

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

The Lookout Mountain Deposit is a large “Carlin-type” gold system with a defined gold resource (see 2013 Technical Report) and drill-indicated mineralization that extends over a north-to-south trend of approximately 3 miles (~ 5 km). The MDA gold resource estimate includes 508,000 oz (Measured & Indicated) and 141,000 oz (Inferred) as summarized below (Table 2) at the noted cut-off grades.

Table 2. Lookout Mountain Gold Resource (1)(2)(3)

Resource Category	Tons	Tonnes	Gold (opt)	Gold (g/t)	Gold Ounces
Measured	3,043,000	2,761,000	0.035	1.200	106,000
Indicated	25,897,000	23,493,000	0.016	0.549	402,000
Measured & Indicated	28,940,000	26,254,000	0.018	0.617	508,000

Inferred	11,709,000	10,622,000	0.012	0.411	141,000

Notes:

(1)

0.006 opt (0.21 g/t) cut-off applied to oxidized material to capture mineralization potentially available to open pit extraction and heap leach processing. 0.030 opt (1.03 g/t) cut-off applied to unoxidized material to capture mineralization potentially available to open pit extraction and lower heap leach recoveries or sulfide processing.

(2)	Rounding may cause apparent discrepancies.
(3)	The effective date of the Lookout Mountain updated gold resource is February 20, 2013.
The full MDA Resource Estimate with various cut-off grades can be seen at: http://timberlineresources.co/wp-content/uploads/2015/07/LookoutMt_-43-101_2013.pdf.

Gold mineralization near the historical open pit at Lookout Mountain (Figure 3) includes multiple intercepts ranging from approximately 0.1 to 2.25 opt gold (3.4 to 77.14 g/t) (see Table 3 and news releases dated July 10, 2018 and Dec 1, 2020 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in major Carlin-type gold deposits.

Exploration activities at the Eureka Project, including Lookout Mountain, were curtailed during 2014 due to the limited availability of capital. In fiscal 2015, Timberline drilled three holes to the east of the Lookout Mountain resource and confirmed a 2012 partial drill intercept of higher-grade gold mineralization at depth in hole BHSE-152 (Figure 3). The geology in the hole stratigraphically correlates well with gold intercepts occurring up-dip in the resource area. The host rocks tend to be carbonaceous collapse breccias and jasperoid with pyrite (and sometimes arsenic sulfides) at the contact between the Cambrian-aged Dunderberg and Hamburg formations. The four intercepts are thought by Timberline geologists to be mineralogically consistent with higher-grade occurrences as recognized in deeper levels of many Carlin-type gold systems. One of the strongest intercepts from the 2015 drilling included 65 feet (19.8 m) @ 0.09 opt gold (3.09 g/t), including 25.2 feet (7.7 m) @ 0.146 opt gold (5.02 g/t) in BHSE-171 (Table 3). This new zone of higher-grade gold, downdip from the Lookout Mountain Resource, would become known as the Water Well Zone (WWZ).

Timberline Resources
North
East
586000
586500
587000
Oe
Ce
Cg
Cs
Ti-o
Qca
Cs?
Oav
Ti-p
Ogl
Ogm
Qca
Oe
Tj
Cwc
Eastern Boundary Fault 'splay zone'
Oav
Dugout Tunnel Fault strands
Cg
Ce
Highwall Fault
Cwt
206C
Mtn. Fault
Pediment
Qc
Oswego
Tj
Lookout Mtn.
Tjw
BHSE-152 -171, -172, -173
191C
188C
Cs?
Tj
Tv
Tj
Cd
Tv
Cwb
Eastern Boundary Fault
Tjw
"Buried" Fault
0
500m
0.25
0.5 km
Key Formations
Tr
Jasperoid (Alteration)
Eureka Quartzite
Pogonip Group-undif
Antelope Valley Fm
Ninemile Fm
Goodwin Fm
Windfall Fm
Dunderberg Shale
Hamburg Dolomite
Secret Canyon Fm
Geddes Limestone
Eldorado Dolomite
Drilling Year
2021
2020
pre-2020
Drill Hole Au (g/t)
≥ 3 g/t
≥ 10 g/t
Outcrop Area
Fault
Lookout Mtn Au Resource
Historic Open Pit
Major Fault Zone
Water Well Zone
Section Trace
Drillhole Types
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Historic RC Drillholes

Figure 3. Lookout Mountain Geology and High-Grade Gold Zone Including Drilling through FY 2021

Table 3. Representative High-Grade Gold Drill Intercepts through 2020 from the Lookout Mountain Resource Area

Drill Hole	From (meters)	To (meters)	Length (meters)(1)	Gold (g/t) (2)	Au GT (gram*meters)
BH05-01	82.3	102.1	19.8	11.79	233
including	83.8	91.4	7.6	21.98	167
BH05-03	58.8	59.8	1.0	76.80	77
BH06-02	135.7	143.9	8.2	12.40	102
BH06-07	123.8	151.8	28.0	7.44	208
BH06-10	0.0	15.2	15.2	18.40	280
BH06-13	45.1	46.0	0.9	50.30	45
BH06-13	117.4	124.9	7.5	9.51	71
BH06-16	0.0	10.0	10.0	12.90	129
BHSE-029C	119.2	136.9	17.7	12.00	212
BHSE-032	42.7	45.7	3.0	14.60	44
BHSE-034	41.2	42.7	1.5	15.80	24
BHSE-037C	67.7	68.0	0.3	27.80	8
BHSE-064	39.6	45.7	6.1	3.19	19
BHSE-066	25.9	30.5	4.6	4.95	23
BHSE-066	88.4	93.0	4.6	8.53	39
BHSE-067	51.8	56.4	4.6	3.63	17
BHSE-076	6.1	48.8	42.7	1.43	61
including	7.6	10.7	3.1	11.52	35
BHSE-096	32.0	94.5	62.5	1.48	92
including	36.6	45.7	9.1	3.73	34
BHSE-102	41.2	70.1	29.0	1.89	55
including	59.4	62.5	3.1	13.15	40
BHSE-104	33.5	86.9	53.3	1.18	63
including	67.1	73.2	6.1	12.19	74
BHSE-126C	9.5	14.1	4.6	33.10	152
BHSE-151C	152.7	163.6	10.9	3.63	40
Including	154.2	156.9	2.6	35.63	93
BHSE-176	21.3	36.6	15.2	10.09	154
BHSE-186	4.6	10.7	6.1	5.21	32
BR-1	10.7	22.9	12.2	14.50	177
BR-1	19.8	22.9	3.1	45.10	140
BR-19	10.7	13.7	3.0	12.70	38
BR-19	19.8	22.9	3.1	45.10	140
BR-19	67.1	71.7	4.6	11.10	51
BR-19	117.4	137.2	19.8	10.90	216
BR-26	134.2	140.2	6.0	11.10	67
EFL-4	29.0	30.5	1.5	9.30	14
EFL-5	0.0	1.5	1.5	8.60	13
LM-05	0.0	19.8	19.8	8.90	176
LM-13	3.1	4.6	1.5	12.30	18

RTC-201	0.0	14.0	14.0	10.90	153
RTC-201	17.4	19.8	2.4	17.30	42
RTR-020	6.1	7.6	1.5	17.80	27
RTR-044	0.0	19.8	19.8	11.60	230
RTR-044a	0.0	3.1	3.1	9.94	31
RTR-044a	25.9	27.4	1.5	10.60	16
RTR-048	54.9	56.4	1.5	13.70	21
RTR-049	33.5	35.1	1.6	163.00	261
RTR-049	73.2	76.2	3.0	28.10	84
RTR-059	29.0	32.0	3.0	20.60	62
RTR-071	0.0	13.7	13.7	9.71	133
RTR-095	7.6	19.8	12.2	12.60	154
RTR-098	0.0	13.7	13.7	12.70	174
RTR-133	71.7	76.2	4.5	17.40	78
RTR-134	126.5	143.3	16.8	12.00	202
RTR-153	9.2	18.3	9.1	11.10	101
RTR-153	73.2	74.7	1.5	12.30	18
RTR-156	16.8	18.3	1.5	10.30	15
RTR-159	4.6	7.6	3.0	8.57	26
RTR-163	18.3	19.8	1.5	31.50	47
RTR-180	111.3	114.3	3.0	11.70	35
RTR-181	80.8	102.1	21.3	9.09	194
RTR-190	144.8	160.1	15.3	11.30	173
RTR-191	134.2	147.9	13.7	19.10	262
RTR-258	152.4	155.5	3.1	14.10	44
(1) Drill thickness – True widths of drill intercepts have not been determined
(2) g/t: grams/tonne

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

During the continued difficult commodities environment of fiscal years 2016 and 2017, the Company did no drilling or significant field work at the Eureka Project. During fiscal year 2018, we conducted internal geologic reviews of the project, with a focus on higher grade (>3 g/t) gold mineralization that is associated with extensive zones of fault breccia, as well as carbonaceous collapse-breccia. The team also compiled and reviewed historical geophysical data. This included property-wide magnetics and three lines of shallow induced polarization/resistivity (IP) data from 1992. These data defined three north-to-south trending anomalies at Lookout Mountain that are partially coincident with the high-grade gold drill intercepts and faults. In addition, a single line of historical controlled source audio magneto-telluric (CSAMT) data which crosses the Lookout Mountain open-pit area was also evaluated.

The review of historical data led to design and completion of a detailed gravity survey around Lookout Mountain. The gravity data correlates well with structures identified in the CSAMT and with magnetic signatures and geologic mapping. Together the data outline a graben-like feature, the west boundary of which is extensively drilled and approximately coincident with the existing north-to-south trending gold resource at Lookout Mountain. The central portion of the graben had been tested only locally on the west side by four closely-spaced holes (BHSE-152, -171, -172, -173) at the Water Well Zone, all of which contain relatively high-grade gold. The eastern margin of the graben is marked by the major Dugout Tunnel Fault, which separates down-faulted Ordovician rocks from older Cambrian rocks to the east.

Additional field work in 2018 was also completed at the Windfall target. Work there focused on collection of 40 rock chip samples in and between the historical Rustler, Windfall, and Paroni Pits. Highlights included 10 samples with greater than 0.029 opt (1.0 g/t) and 6 greater than 0.088 opt (3.0 g/t) gold, up to a maximum of 0.382 opt (13.1 g/t) gold. In total, 17 samples assayed greater than 0.007 opt (0.250 g/t), documenting the extensive zone of gold mineralization.

During fiscal year 2019, field activities were re-initiated upon entering into the Lookout Mountain LLC Agreement with PM & G Mines, Inc. (“PM&G”) to fund advancement of exploration with an initial focus on the high-grade mineralization in the vicinity of the Lookout Mountain open pit. Initial work entailed a continuation of re-logging of historical drill core in the resource area, where drilling had delineated a northwest-southeast trend of high-grade gold (defined as drill hole intercepts of ≥ 0.10 opt or ~3 g/t) (Figure 3). This high-grade gold area has a strike length of approximately 500 feet (~150m) within the pit area and is up to 250 feet (~60m) wide. It includes relatively flat lying to moderate dipping gold-bearing zones at multiple elevations, including some exposure in the historical pit. The gold mineralization is constrained, at least in part, by stratigraphy and zones of decalcified collapse breccias in the Dunderberg formation. The breccias locally contain the minerals orpiment and realgar (arsenic sulfides).

In addition to relogging historical drill core, a professional land survey was completed in the Lookout Mountain pit area by a Nevada licensed land surveyor. The work was designed as part of a QAQC assessment of historical drill collar data with results to facilitate advancing the project spatial controls to standards required for mine planning, resource modelling and engineering.

In early FY2020, the Company filed with the BLM an amended work plan to the 2009 BLM Plan of Operations for Lookout Mountain. The amended work plan proposed bonding with an additional 9 acres of proposed disturbance beyond the existing 28 acres of disturbance. The increased bond will permit construction of up to 249 drill sites and 28,657 feet of road access in the immediate area of the Lookout Mountain open pit. The work plan was subsequently approved in mid-2020.

During the third quarter of FY 2020, PM&G resigned from the joint venture because they failed to meet the minimum earn-in investment requirements. As a result, the planned drill program did not take place. However, upon completion of a financing in August 2020, the Company submitted additional bond capital of $246,013 to the BLM in preparation for renewed drilling at the Lookout Mountain target.

Twelve RC drill holes totaling 8,000 ft (2,438 m) were completed in FY 2020 within or near the resource area to confirm historical intercepts and as in-fill in mineralized areas (Figure 4). Five of the RC holes were drilled as offsets to the 2015 WWZ discovery drilling. The program continued into early FY2021 with completion of an additional three core holes totaling 4,477 ft (1,365 m). The core holes were completed east of the resource area to test an IP anomaly and down-dip extensions of WWZ mineralization.  The core holes did not reach their target depths and were terminated due to drilling difficulties.

In late 2020 and early 2021 Timberline announced additional drill results of high-grade gold inside the existing resource and to the east in the WWZ (Figure 3) (see Company news releases dated December 1, 2020 and January 7, 2021). Highlights included:

•	Hole BHSE-176 intercepted near surface high-grade gold mineralization, 15.24m averaging 10.09 g/t, beginning at 21.34m downhole depth, including 9.14m of 16.31 g/t, which included 3.05m of 31.40 g/t.

•	Holes BHSE-177 and 178 encountered shallow oxide gold within the existing resource, including 18.29m of 0.87 g/t (from surface), 48.77m of 1.00 g/t, and 59.44m of 0.63 g/t.

•

Holes BHSE-180, 181, and 182 confirmed northward and down dip extensions of mineralization beyond the Lookout Mountain pit, including gold intercepts of up to 18.29m of 1.58 g/t in the latter of these holes.

•	Hole BHSE-184 drilled 18.29m @ 0.93 g/t gold in the shallow sub-surface below the historical pit.

•	Hole BHSE-186 intercepted 6.10 m of near surface high-grade gold (5.21 g/t) and a separate, broader zone (25.91 m) at 0.77 g/t mineralization at further depth within the pit area.

•	Hole BHSE-187 encountered 7.62 m of 4.49 g/t gold outside the existing resource area within a broader zone of 32.00 m at 1.82 g/t.

Timberline
RESOURCES
N
PROSPECT
PROSPECTS
MINE SHAFTS
Rocky
Surprise Peak
Ratto Spring
Sierra Springs
0
500m
District Drillholes
2022
2021
2020
Historic Drillholes
Drillhole Types
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Gold Resource Area
Historic Open Pit

Figure 4.  Lookout Mountain Resource Area 2020-2022 Drilling

A schematic cross section view from just south of the historical Lookout Mountain pit shows the geology of the resource and WWZ areas (Figure 5). Much of the Lookout Mountain gold resource is associated with the east-dipping Highwall Fault and the east-dipping contact between the Dunderberg formation and the underlying Hamburg formation. Timberline geologists have noted significant multi-staged collapse brecciation at the contact that likely accounts for the development of porosity and permeability. The mineralizing fluids exploited fault zones and favorable horizons as evidenced by associated intense silicification, sulfidation, and carbonaceous replacement. The resulting jasperoid contains abundant fine sooty pyrite and oftentimes, the arsenic sulfide minerals orpiment and realgar. Jasperoid is present as irregular pods and masses of silicification at various levels within the Dunderberg formation, replacing beds and forming locally cross-cutting veins and veinlets. East of the Lookout Mountain resource, the gold mineralization tends to be localized in the basal 10 to 40m of the Dunderberg, which may or may not be silicified.

The shale and limestone above the gold mineralization often demonstrate calcite veining that passes into zones of argillic alteration. The Hamburg formation dolomite below the contact is usually pervasively oxidized, weakly mineralized and variably decalcified and, in many areas, completely “sanded” by removal of all interstitial calcite.

Figure 5.  Schematic Cross Section through Lookout Mountain and Graben Zone

As the rock units dip to the east, the mineralization in the WWZ is east, downdip and open from the 2013 gold resource area. The basal Dunderberg formation host is well understood and the 2021 drilling successfully intercepted mineralization approximately where expected.

The Timberline team applied geophysics in conjunction with geologic mapping and 3D modeling of drill data to develop targets beyond the resource area for drill testing. A district-scale gravity survey was extended from the Lookout Mountain area over the Eureka property block in the quarter ending December 31, 2021 (Figure 6). In his interpretation and reporting of the gravity data, Jim Wright of Wright Geophysics (Elko, NV) recognized the presence of multiple structures and alteration zones that are consistent with the architecture of a Carlin-type gold district.

In late 2021, the Company also retained Simcoe Geoscience Limited to complete a 28 line-km IP survey on the Lookout Mountain Trend. IP geophysics is useful for identifying rocks that are rich in sulfide minerals (such as pyrite) and carbonaceous material, both of which can be enriched in Carlin-type gold systems. The 2021 survey followed-up on sulfides and carbonaceous material encountered in some of the deeper drill holes in 2020. Strong north-south trending IP anomalies were identified within the central part of the graben zone at Lookout Mountain. A second IP survey of 25 line-km was completed by Zonge Geosciences, Inc. (Zonge), which identified similar IP anomalies in the Windfall area farther northeast. Zonge also completed a CSAMT survey along four lines totaling 19 line-kilometers with lines transecting major target areas at the WWZ, West Lookout, Oswego, Rocky Canyon, South Lookout - South Adit, and at Windfall. The additional resistivity data generated from the CSAMT provided enhanced insights into the alteration, faults, and host rock stratigraphy. The combined new geophysical data generated significant improvements in the Company’s three-dimensional model of the gold targets at Eureka.

The gold systems at the Eureka Project often come to the surface where faults and altered rocks yield soil geochemical anomalies in gold and pathfinder elements. Each of the three major trends at Eureka is reflected in gold anomalies in Timberline’s historical soil geochemical dataset. During the summer of 2021, Timberline collected approximately 900 soil samples across the northeastern portion of the Eureka property, which had never been covered by previous workers. The 2021 survey employed new ultra-trace level multi-element analyses of the samples, offering a wider range of elements and much higher sensitivity. We also engaged Mary Doherty of International Geochemical Consultants, LLC (IGC) to integrate the new data with the approximately 5,750 historical samples and statistically level the dataset for new interpretation work. The resulting maps provide near-complete soil geochemical coverage over the northern two thirds of the Eureka Project. The new maps and interpretation provided by IGC recognized numerous distinct soil anomalies consistent with Carlin-type gold geochemistry, particularly emphasizing the Lookout, Windfall, and Oswego trends. The soil data also mapped silver-lead-zinc anomalies consistent with carbonate-replacement type deposits (CRD), best developed in the far northeast of the property at New York Canyon. Modern interpretation tools have helped the team map the major NNW trends and crosscutting NW-SE and NE-SW structures (Figure 7). It is clear from the data that silver and gold mineralization is likely to extend well beyond existing drilling in several areas.

Timberline
RESOURCES
N
US Hwy 50
Property Outline
Gold Resource Area
Historic Open Pit
Historic CSAMT-reprocessed
2021 CSAMT
2021 Windfall IP/Resistivity
2020 Lookout IP/Resistivity
0
2500m
Gravity: VD Shaded
mgals / m CI = .001

Figure 6. Eureka Project 2020 – 2021 Geophysical Surveys

Timberline
RESOURCES
N
US Hwy 50
Property Outline
Gold Resource Area
Historic Open Pit
0
2500m

Figure 7. Soil Geochemistry Factor Map Area showing Normalized Au+As+Sb data

33

Drilling resumed at Eureka in July 2021, though the program was broken into two parts based on availability of drills and drill crews. Drilling began in July with several RC drillholes and then a diamond core rig commenced work in October 2021. In total, the program included 3,495 meters (11,465 feet) of core and 6,536 meters (21,444 feet) of RC drilling. In some cases, the Company employed RC drilling for the upper portions of the holes (pre-collars) and drilled core through the deeper target zones (core tails). The primary targets for this program were step-outs around earlier gold intercepts and selected fault zones in the WWZ as well as the IP anomaly in the Graben Zone east of the WWZ (Figure 8). We added a few drill holes at Oswego late in the program when surface sampling results became available.

The program was successful at expanding the footprint of the new mineralized zone and its average grade and thickness. One of the holes also encountered the first significant silver-lead-zinc (CRD type) intercepts reported from the central portion of the project. Most of the 2021 drilling program was reported during the first quarter of 2022, and the highlights include:

•	BHSE-212C: 41.1m at 5.03 g/t Au, including 19.8m at 9.49 g/t Au;
•	BHSE-220C: 44.2m at 4.10 g/t Au, including 12.2m at 9.18 g/t Au;
•	BHSE-192C: 24.4m at 3.85 g/t Au, including 4.6m at 8.35 g/t Au; and
•	BHSE-206C: 202.7m at 5.28 g/t silver (Ag), including 56.4m at 9.69 g/t Ag, 0.17% Zn, and 0.11% Pb

The most important finding from the 2021 drilling campaign was confirmation of the consistency of Carlin-type gold mineralization at the basal contact of the Cambrian aged Dunderberg formation with the Cambrian Hamburg formation. The Dunderberg and its basal contact is the primary host of the gold in the Lookout Mountain deposit, and its downdip continuation is highly mineralized in the WWZ as well. The Hamburg is a thick limestone that is variably altered to dolomite and often subject to solution collapse; the resulting volume loss has also caused the collapse of the overlying Dunderberg. The contact zone is converted into an almost ubiquitous breccia body over a large area at Lookout and the WWZ. This breccia varies from approximately five to more than 40 meters thick, and it was an excellent host for the hydrothermal fluids that deposited the gold.

The 2021 drilling encountered thick and high-grade (>3 g/t) gold over a north-south corridor spanning more than 400 meters, as defined by the intercepts in BHSE-220C in the north and BHSE-212C in the south. Using a long section view that extends that trend southwest into the Lookout Mountain resource area, one can see that the Dunderberg-Hamburg contact is mineralized with gold for more than 1 kilometer (Figure 9). The thickness and grade vary, but gold and associated Carlin-type pathfinder elements are enriched in every drillhole that penetrates the contact. As recorded in Table 4, some of the new WWZ intercepts from the 2021 drill program are among the richest on the project when expressed as grade-thickness in gram – meters of gold (thickness of interval multiplied by the average gold grade of the interval).

There were also important advances in the understanding of structural geology, stratigraphy, alteration, and geologic controls on the gold mineralization in the WWZ resulting from the 2021 drill program. This was due in large part to the increased use of core drilling instead of RC drilling. This came about because Timberline geologists tested RC vs core drilling at the north end of the WWZ. Drilling in this area with an RC rig encountered an area of higher than usual groundwater inflow (BHSE-205). The resulting samples from the RC rig appeared to be visually favorable, including extreme alteration and abundant sulfide minerals. The assays from that interval were highly enriched in gold, but the grades were lower than expected based on the observed geology. We brought in the diamond core rig to twin the RC hole with core (BHSE-220C) – the two vertical holes were collared just over 2 meters apart. The same mineralized zone was encountered with the core rig, but the results were quite different.

Not only was the mineralized zone somewhat thicker as reported from core, but the grade was much higher. The literature and anecdotal reports from Nevada commonly cite differences between RC and core samples of 10 – 20%. After canvasing other experienced Nevada geologists, we also heard reports of more extreme discrepancies of 75 – 100%. Such differences are generally ascribed to the possibility that high rates of groundwater inflow to a drillhole could wash away very fine-grained gold-bearing phases such as sooty pyrite and/or clay minerals. These fine mineral phases can be very gold-rich. Some RC rigs are forced to change bits in wet drilling conditions, and it's accepted by many industry experts that tri-cone bits suffer greater sample loss and contamination than hammer bits. In this case, the results from drill core were markedly different from the RC results:

•	BHSE-205 (RC): 36.6m at 1.06 g/t gold
•	BHSE-220C (core): 44.2m at 4.1 g/t gold

It is important to note that the discrepancy between sampling results by RC and core drilling is not always so extreme. Additional work during 2022 suggests that core drilling generally yields higher grade-thickness of gold, but this is sometimes because the core drilling appears to more accurately reflect true thickness of the mineralized zones. The comparisons of gold grade between the two methods may be very similar. See below in the review of the 2022 exploration program for more discussion and additional graphics.

Timberline RESOURCES
RL
North
East
High-grade Au drill intercepts
BHSE-220C
BHSE-206C
BHSE-192C
BHSE-212C
Oswego
BHSE-213, -214, -215
IP Anomaly
Water Well Zone
Gold Resource 508K oz M&I 141K oz Inf
Channel-Cut Au 25.9m @ 14.42 g/t 27.4m @ 12.02 g/t
Au (g/t) Intercepts
≥ 3 g/t
≥ 10 g/t
0
500m
Drillhole Types
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Drillhole Year
2021 Program
2020 Program
Fault
Gold Resource Area
Historic Open Pit
Water Well Zone

Figure 8.  Lookout Mountain Gold Resource Area and Graben Zone with Major Faults, IP anomalies, and 2021 Drill Holes in Target Areas

Figure 9.  Long Section from Lookout Mountain Resource through Water Well Zone

Table 4. Summary of Drillhole Intercepts in the Water Well Zone (2015 - 2021)

Drill Hole	From (meters)	To (meters)	Length (meters)(1)	Gold (g/t) (2)	Au GT (gram*meters)
BHSE-152	312.4	317.0	4.57 (at TD)	4.72	22
BHSE-171	301.8	327.7	25.9	2.54	66
including	301.8	318.5	16.8	3.41	57
including	310.9	317.0	6.1	5.46	33
BHSE-172	272.8	321.7	48.9	3.26	159
including	274.3	274.5	0.2	4.88	1
BHSE-173	285.0	304.8	19.8	2.29	45
including	289.6	298.7	9.1	2.91	27
BHSE-187	266.7	292.6	25.9	2.18	56
including	266.7	274.3	7.6	4.49	34
BHSE-193	248.4	268.2	19.8	1.38	27
including	248.4	253.0	4.6	2.10	10
BHSE-194	301.8	312.5	10.7	2.36	25
including	301.8	306.4	4.6	3.20	15
BHSE-195	259.1	272.8	13.7	2.02	28
including	269.8	272.8	3.1	4.56	14
BHSE-198	219.5	242.4	22.9	1.11	25
BHSE-204	161.5	167.6	6.1	2.85	17
including	161.5	164.6	3.1	4.88	15

BHSE-205	138.7	175.3	36.6	1.06	39
BHSE-209	324.6	333.7	9.1	1.21	11
including	326.1	330.7	4.6	2.07	10
BHSE-210C	255.1	264.2	9.1	1.34	12
including	255.1	261.2	6.1	1.86	11
BHSE-211C	229.2	239.9	10.7	2.96	32
including	229.2	232.3	3.1	6.26	19
BHSE-212C	316.1	357.2	41.1	5.03	207
including	317.6	345.0	27.4	7.30	200
including	317.6	337.4	19.8	9.49	188
including	317.6	323.7	6.1	16.90	103
including	328.3	335.9	7.6	8.03	61
BHSE-220C	140.8	185.0	44.2	4.10	181
including	140.8	163.7	22.9	6.24	143
including	151.5	163.7	12.2	9.18	112
(1) Drill thickness – True widths of drill intercepts have not been determined
(2) g/t: grams/tonne

While exploration at Eureka during 2021 focused on the Lookout Trend and nearby WWZ, the team also returned to the Oswego target (approximately 1 kilometer east – See Figure 3) during the fourth quarter of the year. Timberline geologists collected 67 rock samples from a systematic chip, channel, and trenching campaign at the Oswego gold occurrence. The sampling extended along a 65-metre exposed fault scarp, where historical grab sample results had indicated the presence of high-grade gold. The mapping and sampling in the area identified the Trench Fault as a splay of the Dugout Tunnel Fault. The fault zone hosts an outcrop of oxidized and pervasively silicified rocks that is up to 10 meters high and stretches for more than 60 meters in a northwesterly direction. The results of the channel and trench samples were very positive and are summarized in Table 5.

Table 5. Summary of Oswego Channel Sample Gold Assay Results (No cutoff grade applied)

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

[3] Six additional surface outcrop samples west of the South Channel returned no significant gold

Timberline RESOURCES
N
Trench Fault
Ce:
Eldorado
Dolomite
Cs:
Secret Canyon
Formation
BHSE-217
BHSE-216
North Channel
25.9m @
14.42 g/t Au
SS-3
2300-m
BHSE-215
BHSE-214
BHSE-201
BHSE-202
South Channel
27.4 m @
12.02 g/t Au
SS-2
Au: 35.1m @ 2.32 g/t
Incl. 19.8m @ 3.93 g/t
BHSE-213
BHSE-207
Alluvium
Trenches
Silicification
Faulted Rock
2021-22 Oswego Drill Holes
Historic Drill Holes
Gold Intercepts in Drillholes
10
0
10m
Channel Samples
Au (g/t)
> 20.0
10.0 - 20.0
3.50 - 10.0
1.50 - 3.50
0.50 - 1.50
0.012 - 0.50
2250-m

Figure 10. Geologic Map of the Oswego Gold Occurrence with Channel Sample Locations and Results

The strong results from surface sampling at Oswego came just in time to allow adjustments to the 2021 drill program such that eight RC holes totaling 767 meters could be drilled there. Several of the drill holes at Oswego encountered significant near-surface gold mineralization, much of which appears to be oxidized (See Figure 10). The most significant new gold intercepts from these holes included:

•	35.1m at 2.32 g/t gold (oxide) from 6.1m depth in BHSE-213, including 19.8m at 3.93 g/t gold from 7.6m depth;
•	13.7m at 1.31 g/t gold from 3.0m depth in BHSE-215, including 6.1m at 2.49 g/t gold from 9.1m depth; and
•	9.1m at 1.72 g/t gold from surface and 12.2m at 1.22 g/t gold from 15.2m depth in BHSE-214.

The strong gold endowment at Oswego is considered important as Timberline’s geologists recognize that the mineralized fault is associated with the eastern margin of the Graben Zone (Figure 8). The fact that some of the mineralization is near-surface and oxidized is also potentially important for future development plans on the project. However, the Oswego mineralization has also been shown to be tightly structurally controlled and (so far) difficult to follow to depth or along strike.

Exploration by Timberline Resources in 2022

The success of the 2021 exploration campaign significantly upgraded the Water Well Zone due to repeated drill intercepts of thicker (> 15 meters) and higher grade (>3.0 g/t) gold mineralization. The 2022 drill campaign continued with a focus on the WWZ, but also included exploration holes farther north and south along the Lookout Trend and at Oswego. The program included 20 holes totaling 6,367 meters, approximately 65% of the meterage was with diamond core as opposed to RC (Figure 4). At the time of this writing, results from several drill holes are still pending. The most significant results from 2022 came from the WWZ.  Highlights included (using a 0.3 g/t gold cutoff grade):

•	BHSE-221C: 6.1m at 1.83 g/t gold from 332.8m depth, including
	o	1.5m at 3.59 g/t gold from 335.9m depth;
•	BHSE-223C: 39.0m at 1.71 g/t gold from 259.7m depth, including
	o	28.3m at 1.97 g/t gold from 259.7m depth, and including
■ 5.9m at 3.71 g/t gold from 259.7m depth;
•	BHSE-224C: 30.5m at 2.56 g/t gold from 317.6m depth, including
	o	18.4m at 3.80 g/t gold from 317.6m depth, and including
■ 3.35m at 13.36 g/t gold from 331.3m depth;
•	BHSE-226C: 22.8m at 4.29 grams per tonne (g/t) gold from 339.9m depth, including
	o	7.6m at 11.56 g/t gold from 342.9m depth;
•	BHSE-230C: 3.1m at 10.88 g/t gold from 288.6m depth;
•	BHSE-238C: 16.8m at 2.64 grams per tonne (g/t) gold from 178.9m depth, including
	o	4.6m at 4.45 g/t gold from 182.0m depth;
•	BHSE-239C: 9.4m at 1.09 g/t gold from 194.5m depth; and
•	BHSE-239C: 3.1m at 3.77 g/t gold from 439.5m depth.

Two holes in the southern part of the WWZ encountered significant mineralization. This drilling expanded the high grade (>3 g/t) WWZ gold mineralization for another 75 meters farther south to a total of approximately 475m, and the system remains open to the south and southeast.

Drilling at the north end of the WWZ tested the northward extension of mineralization beyond hole BHSE-220C (drilled in the 2021 program) and exploration targets farther north in a younger Silurian-Ordovician terrane (Figure 11). Three of the holes in the northern part of the WWZ encountered significant gold mineralization, while two holes intersected notable silver-lead-zinc mineralization (Figure 12). Although the WWZ mineralization at the Dunderberg-Hamburg contact appears to be cut-off or down dropped by a major fault on the north, there are lesser intercepts in BHSE-236 and BHSE-239C indicating that Carlin-type gold mineralization does extend into the younger rocks north of the major Relay Zone fault.

The silver intercepts from the 2022 drilling in the northern WWZ are summarized below (using a cut-off grade of 1.0 g/t for silver):

•	BHSE-221C: 35.1m at 10.1 g/t silver from 329.8m depth;
•	BHSE-237C: 79.2m at 8.2 g/t silver from 297.8m depth; and
•	BHSE-237C: 30.5m at 12.2 g/t silver from 393.8m depth.

These drill holes constitute Timberline’s first test of the major fault zone that cuts through the northern part of the Lookout Mountain and Water Well deposits. The significant silver intercepts in this area confirm the presence of overlapping gold and silver systems in this area. The Rocky Canyon Target, to the north of the Lookout Mountain resource area, also includes a mix of significant gold and silver intercepts. These are not isolated occurrences in the Eureka District, as i80 Gold Corp has been reporting significant silver and Carlin-type gold intercepts from the Ruby Hill Mine during 2022. Other explorers have also reported gold and silver intercepts in the same general area of their projects. However, these new silver intercepts in the Relay Zone were completely blind before drilling, and they appear to be the southernmost indication of a possible CRD system in the Eureka District.

Drill hole BHSE-237C cut more than 200m of strongly enriched silver, as did previously reported hole BHSE-206C (see press release dated March 24, 2022). The maximum silver assays in these intervals are 120 and 145 g/t over narrow widths. The silver is correlated with anomalous lead and zinc, up to 1% over narrow widths, and low levels of anomalous gold. These polymetallic zones are often associated with intrusive dikes of granitic composition. These characteristics are consistent with CRD type mineralization, and it is noteworthy that neither the known occurrences of intrusive rocks nor the huge IP anomaly in the underlying graben have been well drilled. These are only the first holes into a new type of target along the Lookout Trend.

The Company is currently attempting to collect age dates on intrusive rocks from the Relay fault zone that may be associated with the silver mineralization. Elsewhere in the district, similar units have been determined to be of Cretaceous age, the likely age of the silver deposits for which Eureka became famous.

This phenomenon of overlapping mineral systems is an important characteristic of the major Carlin type gold districts of Nevada. The Carlin Trend and Cortez District both include multiple ages of mineralization, including earlier silver and base metal events. Recent exploration success from i80 Gold Corp and these early indications from Timberline are providing supporting evidence that the Eureka District will follow suit.

The 2022 drilling also included three holes at the Oswego target where some drill success has been had in the wake of high-grade surface gold sampling reported in 2021. At the time of this Annual Report, assays are pending for these drill holes.

Timberline RESOURCES
N
200 0 200m
Rocky Canyon Zone
Cambrian (lower)
Siluro-Ordovician
Dugout Tunnel Fault
Graben Zone
Relay Zone
Lookout Mountain Fault
Devonian
BHSE-236
BHSE-237C
Relay Fault
Au: 3.1 m @ 3.77 g/t
Ag: 30.5m @ 12.31 g/t
Ag: 79.2m @ 8.28 g/t
Au: 9.4m @ 1.09 g/t
BHSE-206C
Ag: 203 m @ 5.3 g/t
56.9m @ 9.7 g/t
BHSE-213
Ag: 22.9m @ 5.59 g/t
Oswego
BHSE-239C
BHSE-221C
Au: 6.1m @ 1.83 g/t
BHSE-238C
Au: 16.8 m @ 2.64 g/t
Water Well Zone
Highwall Fault
Buried Normal Fault
Eastern Boundary Fault
Cambrian (upper)
Au Grade-Thick (g*m)
<10
10 to 25
25 to 50
50 to 75
75 to 100
100 to 200
> 200
Rocks: Au (ppb)
100 to 500
500 to 1000
1000 to 5000
Drill Hole Ag
Ag ≥ 10 g/t
Drillhole Type
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Outcrop Area
Fault
Lookout Mtn Au Resource
Historic Open Pit
Major Fault Zone

Figure 11 – Plan View of 2022 Drilling with Water Well Zone, North Lookout, and Rocky Canyon

The 2022 drilling of the WWZ successfully expanded the zone to a footprint of 475m north-south and up to 125m east-west. The WWZ remains open to the south and downdip to the east. A total of 23 drillholes have now passed through the mineralized host horizon where it averages 17.8m thick with an average gold grade of 2.97 g/t. There were several intervals within the WWZ footprint ranging from 3 to 41.1m thick in which the gold grade was higher than 4.5 g/t. The expanded footprint of the zone, if demonstrated to have continuity, has the potential to significantly grow the Lookout Mountain Resource.

A significant outcome of the 2022 drilling campaign was an improved understanding of the structural geology of the WWZ. Timberline geologists identified a number of faults that were not previously known. In some cases, the faults appear to control higher-grade, and in other cases, the faults have offset the host rocks and therefore appear to cut off the mineralization. The newly updated cross sections shown in Figures 12 and 13 reflect the improved understanding of the geology of the WWZ. The zone still appears to have good continuity, as alteration and anomalous gold are consistently present at the key contact, but the controls on higher-grade gold are sometimes difficult to determine.

As drilling approaches the major Relay fault zone to the north, the cross section through the WWZ shows a high density of faults (blue lines on the section). There is an upthrown block that is bounded and cut by several faults. The upthrown section hosts the high-grade intercept reported in BHSE-220C early in 2022, and the high-grades through that interval may be related to the presence of low-angle faults. These faults explain why follow-up drilling in BHSE-221, BHSE-237, and BHSE-238 failed to intersect the same thickness and quality of gold mineralization. The majority of the faults that cut the Dunderberg-Hamburg contact have not been drill tested, nor have the deeper sections of that contact to the east.

Figure 12 Cross Section Looking North through Northern WWZ (Line 4363275N)

The southern end of the WWZ is host to the best hole yet drilled into the zone, BHSE-212C.  Here, as in the northern part of the zone, the drilling indicates that mineralization is more than 40m thick, including a high-grade interval near the top of the zone spanning 19.8m that averaged 9.49 g/t gold (Figure 13). There are differences in the WWZ between north and south.  For instance, the strong gold zone starts at only 140m below surface in the north, whereas the key horizon begins at greater depth in the south, 316m below surface. The Dunderberg-Hamburg contact is the primary host throughout the WWZ, but increased drilling has revealed that the high-grade interval in BHSE-212C is associated with a trough, or topographic low, in the top of the Hamburg. This is contrary to the relative topographic high in the top of the Hamburg exhibited in the north.

During 2022, Timberline drilled offsetting holes around BHSE-212C with varying results. BHSE-226C extended the zone to the south by 75m with an intercept of 22.8m averaging 4.29 g/t gold, whereas BHSE-230C encountered thinner, but still strong, mineralization to the north (8.7m at 2.01 g/t gold and 3.1m at 10.88 g/t gold). At the time of this writing, the Company is still awaiting final results from other holes in the area, to the west and east primarily. It is again apparent that the gold zone in the WWZ is consistent but variable. Evidence from the drilling to date at WWZ suggests that the main gold zone pinches and swells, and the controls on the thicker and higher-grade sections are primarily related to faults.

Figure 13 Cross Section Looking North through Southern WWZ (Line 4362875N)

Another important learning from Timberline’s 2022 drill program was that RC drilling can yield satisfactory results in the WWZ, but core drilling does appear to return (at least somewhat) thicker and higher grade than RC over the same intervals. The Company has now conducted three such tests and the results were not entirely consistent. During 2021, Timberline reported that a comparison between RC hole BHSE-205 and core hole BHSE-220C resulted in much higher-grade gold assays over greater width by core when compared to the RC. However, this year’s test compared two more core holes with RC holes, but the holes weren’t exactly twins due to approximately 25m deviation by both RC holes. BHSE-223C (core) was drilled close to BHSE-187 (RC); and BHSE-224C (core) was drilled close to BHSE-209 (RC). As reported in a Company news release dated September 14, 2022, one of the pairs compared very well, while the other comparison was markedly different.

Figure 14 shows the 2021 test of BHSE-205 vs 220 alongside the 2022 test of BHSE-187 vs 223. In the case of 205 vs. 220, the results show few similarities. The distribution of gold grade between the core and RC holes is quite different, particularly with respect to the central part of the interval that was consistently high grade in the core hole. In fact, the RC samples did not return any +10 g/t gold assays. Whereas both the grade distribution and absolute gold assay values compare much better between BHSE-187 and 223. The richest part of the interval is near the top in both cases, but the RC samples yielded higher gold maxima in the assays. The Timberline technical team has concluded that RC drilling can be effective at WWZ, so long as the drill has sufficient compressor capacity and is operated by an experienced team.

Figure 14 Comparison of RC vs Core Drilling Tests at WWZ

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

The underlying JV with LAC is an earn-in agreement and as a result of previous qualifying expenditures by Timberline, AGEI and previous owners, Timberline currently controls 76.1% ownership of the project after 2018-2020 expenditures. LAC’s parent company, Barrick, is now the operator of Nevada Gold Mines (NGM), a Nevada joint venture between Barrick and Newmont. NGM operates the nearby Fortitude/Phoenix Complex and Lone Tree Mines. Terms of the continued earn-in are as follows:

•	No mandatory work commitments are included;
•	As operator, Timberline proposes work budgets with a 30-day option for pro-rata participation by LAC;
•	If LAC chooses to not participate, ownership dilutes on a pro-rata basis (based on $300,000 earn-in for 60% of the project); and
•	If diluted project equity reaches 10% or less, LAC converts to a 2% NSR royalty.

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

LAC re-located the claims in late 1992 and conducted basic field work in 1993 that included geologic mapping, rock and soil sampling, and ground magnetics. In late 1994 they completed a nine-hole RC drilling program to test the main soil anomalies on the property. One drill hole reported 20 feet (6.1 m) of 0.038 opt (1.18 g/t) gold from 20 to 40 feet (6.1 - 12.2 m) that was associated with a narrow vein-like structure in the Harmony Formation.

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

Paiute Project Activity during Fiscal Year 2020:

Drilling at Paiute was initiated in the 1st quarter of FY2020, and with assay results announced on January 16, 2020 for our first two drill holes. Drilling intercepted long intervals of disseminated gold mineralization in granodiorite porphyry and metamorphosed sandstone (Figure 15, Table 6). Both RC holes were terminated in hard, silicified and mineralized rock.

Hole PCRC 19-01 intercepted 125 feet (38 m) grading 0.012 opt (0.36 g/t) gold with associated pyrrhotite-pyrite-arsenopyrite in silicified, metamorphosed arkosic sandstone. The hole bottomed in 160 ft (49 m) of silicified granodiorite porphyry. The previously identified 2 km-long gold “Lone Tree-type” structural zone remains largely untested below the 500 feet (152m) depth of historic drilling and is entirely untested over an interval of approximately 500 meters along the trend of the zone. The structural zone includes surface rock chip samples which previously returned multiple values greater than 1.0 g/t of gold including two samples over 0.322 opt (10 g/t) gold and one sample with 1.38 opt (42.9 g/t) gold and 16.9 opt (527 g/t) silver (see Company news release dated May 24, 2018 at http://timberlineresources.co/press-releases).

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
*True thickness of drill intercepts is unknown. **TD: drill hole total depth

PCRC 19-02 twinned and deepened historical hole ICBM-95-06, which intercepted gold mineralization within highly silica-altered, sulfide-poor (trace – 1% pyrite) granodiorite porphyry. The hole intercepted multiple zones of gold mineralization in granodiorite porphyry and metamorphosed arkosic sandstone, including 40 ft (12 m) of 0.020 opt (0.61 g/t) gold, 80 ft (24 m) of 0.016 opt (0.51 g/t) gold, 25 ft (8 m) of 0.036 opt (1.12 g/t) gold, and 25 ft (8 m) of 0.025 opt (0.48 g/t) gold over its 710 feet (216 m) length and bottomed in mineralization. The mineralization in PCRC 19-02 expands on multiple intercepts in nearby historic holes (see Table 7). Management believes that the Paiute Project has the potential for bulk-mineable, open-pit gold mineralization based on the near surface thicknesses and gold grades drilled to date.

During FY 2020 year the Company also acquired historical IP and magnetic geophysical survey data to further guide future drill targeting of the under-tested structural zone and largely un-tested porphyry gold targets.

Timberline has conducted no work on the Paiute Project during fiscal years 2021 or 2022, but all BLM and county claim fees have been paid in full.

49

494000
495000
496000
4500000
4499000
4498000
N
Gold - Silver
Structural Zone
Gold
Porphyry
Target
NW
Cross-Section
SE
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

Figure 15. Paiute Project Geology and Primary Target Areas

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

Seven Troughs Project

During the year ended September 30, 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. Our acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. While the Company is certain of its rights and obligations under the lease, the lessor’s identification has become somewhat clouded over the years due to passing of the early lessor principal to the agreement and a lack of full clarity as to all the eventual inheritors of the property. We have met our obligations under the lease and have located and secured agreements with the heirs to acquire any of their residual rights. We are moving to have the agreements adjudicated appropriately. We have the option to purchase one-half of the NSR production royalty for $1 million.

Seven Troughs is an epithermal gold district recognized as yielding some of the highest gold production grades in Nevada history through small-scale operations in the early 20th century. We believe the district has the potential to host a large precious metals system similar to the high-grade gold and silver veins of Japan's world-renowned Hishikari epithermal gold mine.

We are under no obligation to make exploration expenditures at Seven Troughs. Since acquiring the property, we have compiled historical mine workings data and completed limited geologic mapping, and geochemical sampling within the district. The Company conducted no significant work on the ground during fiscal years 2020, 2021, or 2022, but all BLM and county claim fees have been paid in full. During FY2022, the Company entertained queries from outside parties about the project’s availability and hosted visitors on site.

On April 26, 2022, the Company entered into a Memorandum of Agreement with Normandy Gold Limited (“NDY”) to grant NDY a 12-month exclusive option to enter into an earn-in joint venture agreement with the Company regarding the Seven Troughs property. Subject to negotiation and execution of a definitive agreement, the option may provide NDY with the opportunity to solely fund $5,000,000 of exploration over 6 years, make cash payments of $250,000 and issue 2,000,000 NDY shares to the Company to ultimately earn a 75% interest in the property.

Earn-In Period:

To earn an initial 51% interest in the project, NDY must spend $2,000,000 in exploration expenditures and make cash payments of $250,000, as follows:

•	$100,000 of committed expenditures within the first 12 months from exercising the exclusive option;
•	$500,000 of expenditures (an additional $400,000) within 24 months from exercising the exclusive option;
•

Payment to the Company of $100,000 in cash at 24 months from exercising the exclusive option or at such time as the Company demonstrates receipt of full title in the Seven Troughs claims, whichever is later;

•	$2,000,000 of expenditures (an additional 1,500,000) within 36 months from exercising the exclusive option; and
•	Payment to the Company of $150,000 in cash at 36 months from exercising the exclusive option.

During the Earn-In Period, NDY will be the operator of the project and be responsible for payment of annual federal and county claim fees. NDY may withdraw from the Earn-In after spending $100,000, or if the transfer of claims ownership to the Company is not successfully completed within 24 months of commencement of the Earn-In Period.

Joint Venture Period:

Upon completion of the Earn-In Period, NDY will hold 51% interest and the Company will have the option (for a period of up to 60 business days) to elect to fund and participate in a Joint Venture on the basis of its 49% interest in the project.

If the Company elects not to participate or fails to provide such notice within the 60-business day period, NDY can earn an additional 24% interest (for a total interest of 75%) in the project by:

•	spending $3,000,000 in exploration expenditures within three years from commencement of the joint venture, and
•	Issuing the Company 2,000,000 common shares in the stock of NDY.

The Company received $50,000 of the initial cash payment in May 2022 and recorded it as a reduction to mineral rights during that period.

New York Canyon:

On August 23, 2022, the Company purchased one patented mining claim, comprising of a total of 13.77 acres commonly known as the South Wales #1 patent within the New York Canyon claim block, from Newmont Capital Limited for a total of $41,310. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller.

On September 28, 2022, the Company purchased five patented mining claims, comprising of a total of 28.82 acres commonly known as the Tiger Lilly, Eureka Giant, Southern Cross, Maria and Best & Belcher patents with and near the New York Canyon claim block, from the University of Nevada, Reno Foundation for a total of $86,460. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller. Two of the patented claims are not within the New York Canyon claim block, but will be included with this designation on the Company’s claims record references.

During the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, the Company purchased an interest in three patented claims within the New York Canyon claim block, from private parties. In conjunction with the purchase, the Company granted a 0.5% net smelter return royalty to the sellers. The combined purchase price will be capitalized in the first quarter of fiscal 2023 as a mineral property on the Company’s balance sheet.

Wolfpack Gold Properties

With the acquisition of Wolfpack Gold (“WPG”), we acquired nine mineral properties in Nevada and one in California. We conducted a due diligence review on each property, including organization of the historical data and review of exploration work completed to-date. As of September 30, 2022, only claims on one property (Trail) have been retained, as they are contiguous with our Eureka project.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2022, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Company’s exploration operations received no notices, citations, or orders during the year pertaining to health and safety violations.

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

	OTCQB(US$)		TSX-V (CDN$)
Period(1)	High	Low	High	Low

2022
First Quarter	$0.21	$0.12	$0.28	$0.16
Second Quarter	$0.29	$0.13	$0.36	$0.17
Third Quarter	$0.28	$0.16	$0.36	$0.20
Fourth Quarter	$0.20	$0.11	$0.26	$0.14

2021
First Quarter	$0.38	$0.24	$0.49	$0.31
Second Quarter	$0.38	$0.20	$0.49	$0.24
Third Quarter	$0.30	$0.19	$0.36	$0.24
Fourth Quarter	$0.25	$0.14	$0.32	$0.18

2020
First Quarter	$0.11	$0.02	$0.14	$0.06
Second Quarter	$0.08	$0.04	$0.10	$0.06
Third Quarter	$0.27	$0.04	$0.34	$0.09
Fourth Quarter	$0.38	$0.18	$0.44	$0.33
_________
(1) Quarters indicate calendar year quarters.

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On September 30, 2022, the closing sale price for our common stock was USD$0.11 on the OTCQB and CDN$0.16 on September 30, 2022 on the TSX-V.

As of December 19, 2022, we had 159,678,710 shares of common stock issued and outstanding and approximately 590 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Equity Compensation Plans

The following summary information is presented as of September 30, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,335,000	(1)	$0.18	6,665,000
Equity compensation plans not approved by security holders	Not applicable		Not applicable	Not applicable
TOTAL	8,335,000	(1)	$0.18	6,665,000

_________

(1) See “Stock Incentive Plans,” above.

There were no options exercised during the years ended September 30, 2022 and September 30, 2021.

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

During the fiscal year ended September 30, 2022, we accomplished the following:

1.	We closed a private placement of units of our equity for a total of approximately $4,340,000 cash;
2.	We issued shares for exercise of warrants for a total of approximately $146,500;
3.

We entered into an option with Normandy Gold which, if exercised in its entirety, would result in as much as a 75% joint venture interest for Normandy Gold in our Seven Troughs property. Full terms would include $5,000,000 invested by Normandy Gold in the property, 2,000,000 common shares of Normandy Gold issued to us and $250,000 cash paid to us, of which $50,000 has been received during the fourth quarter of our fiscal 2022;

4.	We purchased six patented claims within a property known as New York Canyon for approximately $128,000; and
5.	We reported the drilling results of the 2021-2022 exploration program.

Highlights of the 2021-2022 exploration program completed during January 2022 include:

•	Completed approximately 6,535m of drilling, 65% of which was reverse circulation (RC) drilling and 35% was diamond core drilling;
•	The first results reported during the program were 5 RC holes completed in July 2021. The most significant new intercepts in these holes included:
o	10.67m at 2.36 grams per tonne (g/t) gold from 301.8m depth in BHSE-194;
■	including 6.01m at 2.98 g/t gold;
o	16.76m at 1.74 g/t gold from 257.6m depth in BHSE-195;
■	including 3.05m at 4.56 g/t gold; and
o	19.81m at 1.38 g/t gold from 248.4m depth in BHSE-193.
•	Reported surface rock sample assay results on the channel and trench samples from the Oswego Target. Key results included:
o	25.9m @ 14.42 g/t gold along strike;
o	27.4m @ 12.02 g/t gold along strike; and
o	10.7m @ 3.63 g/t gold, estimated to be true thickness from a trench.
•	Integrated new geologic mapping in the Windfall and New York Canyon areas with geochemical and geophysical data in anticipation of new drilling in late 2022 or 2023.

During the quarter ended March 31, 2022, the Company reported the majority of the drill results from the 2021 drill campaign, including the following highlights:

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

During the quarter ended June 30, 2022, Timberline reported the final results from the 2021-2022 drilling campaign, these included several drill holes from the Oswego target, one hole from the WWZ, and final multielement results from one hole into the Graben Zone.

•	On May 11, 2022, the Company reported significant shallow oxide gold mineralization from the Oswego Target:
o	35.1m at 2.32 g/t gold from 6.1m depth in BHSE-213,
■	including 19.8m at 3.93 g/t gold from 7.6m depth;
o	13.7m at 1.31 g/t gold from 3.0m depth in BHSE-215,
■	including 6.1m at 2.49 g/t gold from 9.1m depth; and
o	9.1m at 1.72 g/t gold from surface and 12.2m at 1.22 g/t gold from 15.2m depth in BHSE-214.
•	The final news release concerning the 2021-2022 drill program was released on May 18, 2022. The key results from that release included drillholes BHSE-192C and BHSE-206C:
o	24.4m at 3.85 g/t gold from 349.6 depth in BHSE-209C,
■	including 4.6m at 8.35 g/t gold from 354.2m depth; and
■	including 7.6m at 5.72 g/t gold from 364.8m depth.
o	30.5m at 0.41 g/t gold from 182.0m depth in BHSE-206C,
■	including 7.6m of 1.04 g/t gold from 192.6 m depth.
o	202.7m at 5.28 g/t SILVER from 121.0m depth in BHSE-206C,
■	including 56.4m at 9.69 g/t SILVER from 264.3m depth.

During the quarter ended September 30, 2022, Timberline reported the results from the first four holes of the 2022 drilling program at Eureka. Highlights from the four new drill holes include:

•	BHSE-226C: 22.8m at 4.29 g/t gold from 339.9m depth,
o	Including 7.6m at 11.56 g/t gold from 342.9m depth;
•	BHSE-224C: 30.5m at 2.56 g/t gold from 317.6m depth,
o	including 18.4m at 3.80 g/t gold from 317.6m depth, and
■	including 3.35m at 13.36 g/t gold from 331.3m depth;
•	BHSE-223C: 39.0m at 1.71 g/t gold from 259.7m depth, including
o	28.3m at 1.97 g/t gold from 259.7m depth, and
■	including 5.9m at 3.71 g/t gold from 259.7m depth;
•	BHSE-230C: 3.1m at 10.88 g/t gold from 288.6m depth; and
•	BHSE-230C: 8.7m at 2.01 g/t gold from 313.0m depth.

Subsequent to the quarter ended September 30, 2022, Timberline reported more results from the 2022 drilling program. Highlights from these holes include:

•	BHSE-238C: 16.8m at 2.64 g/t gold from 178.9m depth,
o	including 4.6m at 4.45 g/t gold from 182.0m depth;
•	BHSE-221C: 6.1m at 1.83 g/t gold from 332.8m depth,
o	including 1.5m at 3.59 g/t gold from 335.9m depth;
•	BHSE-239C: 9.4m at 1.09 g/t gold from 194.5m depth;
•	BHSE-239C: 6.1m at 1.33 g/t gold from 313.0m depth;
•	BHSE-239C: 3.1m at 3.77 g/t gold from 439.5m depth;
•	BHSE-221C: 35.1m at 10.1 g/t silver from 329.8m depth;
•	BHSE-237C: 79.2m at 8.2 g/t silver from 297.8m depth; and
•	BHSE-237C: 30.5m at 12.2 g/t silver from 393.8m depth.

Maps, tables and figures in Part I of this Annual Report include these drilling results reported for the Company’s fiscal year 2022.

Summary of gold prices

Fiscal year 2022 has seen continuing strong trends in the gold price from a low of approximately $1,634 to a high of approximately $2,039 per ounce, with a trend moving around $1,643 per ounce at year end. We believe the global economic environment and monetary climate continue to favor a strong gold price for the foreseeable future. While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects and take advantage of the current gold price and market volatility.

Exploration Plans and Budgets

Our exploration focus during fiscal 2023 will continue to be on the Eureka Project. Our financial and human resources will be dedicated to the advancement of the Lookout Mountain, Water Well, Oswego, and other targets across the property. The results of our drilling, mapping, geochemical and geophysical work completed during fiscal years 2020 and 2021 exploration seasons significantly advanced our understanding of the overall geologic setting of the Eureka Project, highlighting several areas with potential for significant gold mineralization. The drilling results of fiscal 2022 significantly added to the geology and mineralization of our target areas in the Eureka Project and will guide our fiscal 2023 exploration plan.

Our preliminary exploration budget for fiscal 2023 is expected to exceed $3.0 million, funded largely by our cash reserves and additional financing activities as we enter into the new 2023 calendar year. We have not yet received all the data from the 2022 work program, and those final results and the analysis thereof will factor heavily into our planning for fiscal 2023. Details of the exploration plan for later in fiscal 2023 will follow after our analysis of the results of the current drill program.

Results of Operations for Years Ended September 30, 2022 and 2021

Consolidated Results

	Year Ended September 30,
	2022	2021
Exploration expenses:
Eureka/Lookout Mountain, net of non-cash expenses	$4,614,490	$2,795,753
Total exploration expenditures	$4,614,490	$2,795,753
Non-cash expenses:
Stock option and stock issuance expense	$44,321	$646,422
Depreciation, amortization, and accretion	5,912	5,632
Total non-cash expenses	$50,233	$652,054
Operating expenses paid in cash:
Salaries and benefits, net of non-cash expenses	$293,097	$293,137
Professional fees expense	181,811	205,068
Other general and administrative expenses	551,815	529,641
Interest and other (income) expense, net of non-cash expenses	270,461	232,162
Income tax provision (benefit)	-	-
Net loss	$5,961,907	$4,707,815

Our consolidated net loss for the fiscal year ended September 30, 2022 increased significantly from the prior year, primarily as a result of our increased exploration program, which included significant increases in drilling and geophysical activities. We also experienced significant decreases in shared-based compensation. Professional fees expenses were lower as a result of decreased utilization of financial professionals during fiscal 2022. General and administrative expenses increased as management executed on marketing, investor relations, and other programs that were not possible in previous years as placement funds became available to do so. Other expenses for fiscal 2022 were generally consistent with the prior year.

Financial Condition and Liquidity

At September 30, 2022, we had assets of $16,972,229, consisting of cash of $2,438,587; property, mineral rights and equipment, net of depreciation, of $13,980,855, reclamation bonds of $528,643, and other assets in the amount of $24,144.

On September 30, 2022, we had total liabilities of $1,157,467 and total assets of $16,972,229. This compares to total liabilities of $570,144 and total assets of $17,716,406 on September 30, 2021. As of September 30, 2022, our liabilities consist of $124,159 for asset retirement obligations, $270,991 of senior unsecured notes payable – related party, and $704,351 of trade payables and accrued expenses and $57,966 interest payable to a related party. Of these liabilities, $1,033,308 are due within 12 months. The increase in liabilities compared to September 30, 2021 is largely due to increased trade payables and accrued liabilities in 2022. Other liabilities were affected positively or negatively by individual small changes in other components of liabilities. The decrease in total current assets was due to an decrease in cash.

On September 30, 2022, we had working capital of $1,423,723 and stockholders’ equity of $15,814,762 compared to working capital of $3,170,019 and stockholders’ equity of $17,146,262 for the year ended September 30, 2021. Working capital experienced an unfavorable change because of a decrease in cash and an increase in trade payables, with other liabilities affected positively or negatively by individual small changes in other components of liabilities.

During the fiscal year ended September 30, 2022, we used cash from operating activities of $5,325,134, compared to $4,263,754 used for fiscal 2021. There was a net loss of $5,961,907 for fiscal 2022 compared to a net loss of $4,707,815 for fiscal 2021. The causal factors are disclosed above in the comparative table and discussion above.

At the end of fiscal 2022, Timberline Resources Corp has accumulated approximately $52.6 million and $22.7 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. Federal net operating losses of $44.8 million will expire in various amounts from 2024 through 2038, while $7.8 million do not expire and the usage of these loss carryforwards is limited to 80% of taxable income. The state net operating losses will expire in fiscal years ending September 30, 2023 through September 30, 2042.

Additionally, BH Minerals has total federal net operating loss carryforwards of approximately $25.5 million, of which $15.8 million expire in fiscal years ending September 30, 2025 through September 30, 2038. Federal net operating loss carryforwards of $9.7 million will not expire and the usage of these loss carryforwards is limited to 80% of taxable income.

At September 30, 2022, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

During the fiscal year ended September 30, 2022, we used cash of $149,717 from investment activities, compared with cash used by investment activities of $13,430 in fiscal 2021. During fiscal 2022, we paid $209,770 to purchase mineral properties, while receiving a refund of reclamation bonds of $10,053, and a non-refundable payment per a memorandum of understanding for sale of mineral rights of $50,000. During fiscal 2021, we paid $92,000 to purchase mineral properties, while receiving $78,570 for lease payments to us for company-owned mineral properties

During the fiscal year ended September 30, 2022, cash of $4,586,086 was provided by financing activities, compared to cash of $5,083,810 provided during the fiscal year ended September 30, 2021. For the fiscal year ended September 30, 2022, cash of $4,439,587 was provided through the sale of stock, net of offering costs, and $146,499 was provided from exercise of warrants. This compares to cash of $4,475,818 provided through the sale of stock and warrants, net of offering costs, $637,001 was provided from exercise of warrants, reduced by $29,009 paid on debt for the fiscal year ended September 30, 2021.

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

At September 30, 2022, we had working capital of $1,423,723. We have $1,033,308 outstanding in current liabilities and a cash balance of $2,438,587. As of the date of this Annual Report on Form 10-K, we have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2022 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2022 and 2021

Timberline Resources Corporation and Subsidiaries

64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Timberline Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

December 29, 2022

Firm ID: 444

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$2,438,587	$3,327,352
Prepaid expenses and other current assets	18,444	23,573
TOTAL CURRENT ASSETS	2,457,031	3,350,925

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 3)	13,980,855	13,821,085

OTHER ASSETS:
Reclamation bonds	528,643	538,696
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	534,343	544,396

TOTAL ASSETS	$16,972,229	$17,716,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$639,994	$114,819
Accrued expenses	22,214	23,749
Accrued interest – related party (NOTE 5)	57,966	4,145
Accrued payroll, benefits and taxes	42,143	38,193
Senior unsecured note payable – related party (NOTE 5)	270,991	-
TOTAL CURRENT LIABILITIES	1,033,308	180,906

LONG-TERM LIABILITIES:
Asset retirement obligation	124,159	118,247
Senior unsecured note payable – related party (NOTE 5)	-	270,991
TOTAL LONG-TERM LIABILITIES	124,159	389,238

TOTAL LIABILITIES	1,157,467	570,144

COMMITMENTS AND CONTINGENCIES (NOTES 5 and 10)	-	-

STOCKHOLDERS' EQUITY: (NOTE 8)
Preferred stock, $ 0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $ 0.001 par value; 500,000,000 shares authorized, 159,676,152 and 139,696,022 shares issued and outstanding, respectively	159,676	139,696
Additional paid-in capital	89,955,640	85,345,213
Accumulated deficit	(74,300,554)	(68,338,647)
TOTAL STOCKHOLDERS' EQUITY	15,814,762	17,146,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,972,229	$17,716,406

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended
	September 30,
	2022	2021

OPERATING EXPENSES:
Mineral exploration	$4,614,490	$2,801,385
Salaries and benefits	337,418	564,659
Professional fees	181,811	205,068
Insurance	160,004	135,906
Other general and administrative	397,723	768,635
TOTAL OPERATING EXPENSES	5,691,446	4,475,653

LOSS FROM OPERATIONS	(5,691,446)	(4,475,653)

OTHER INCOME (EXPENSE):
Other income	218	151
Foreign exchange loss	(215,019)	(148,197)
Interest expense	-	(1,473)
Interest expense – related party	(55,660)	(82,643)
TOTAL OTHER EXPENSE	(270,461)	(232,162)

LOSS BEFORE INCOME TAXES	(5,961,907)	(4,707,815)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(5,961,907)	$(4,707,815)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	149,730,321	120,741,893

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2020	112,075,224	$112,075	$79,613,593	$(63,630,832)	$16,094,836

Common stock issued for exercise of warrants	4,550,000	4,550	632,451	-	637,001
Common stock and warrants issued for private placement, net	23,070,798	23,071	4,452,747	-	4,475,818
Stock-based compensation	-	-	646,422	-	646,422
Net loss	-	-	-	(4,707,815)	(4,707,815)
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$(68,338,647)	$17,146,262

Common stock issued for exercise of warrants	1,046,425	1,046	145,453	-	146,499
Common stock issued for cash, net	18,933,705	18,934	4,420,653	-	4,439,587
Stock-based compensation	-	-	44,321	-	44,321
Net loss	-	-	-	(5,961,907)	(5,961,907)
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$(74,300,554)	$15,814,762

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,961,907)	$(4,707,815)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	44,321	646,422
Accretion of asset retirement obligation	5,912	5,632
Changes in assets and liabilities:
Prepaid expenses and other current assets	5,129	(9,428)
Accounts payable	525,175	(59,162)
Accrued expenses	(1,535)	(15,691)
Accrued interest payable – related party	53,821	(138,347)
Accrued payroll, benefits, and taxes	3,950	14,635
Net cash used by operating activities	(5,325,134)	(4,263,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(209,770)	(92,000)
Proceeds from lease of mineral rights	-	78,570
Refund of reclamation bonds	10,053	-
Deposit received on potential sale of mineral rights	50,000	-
Net cash used by investing activities	(149,717)	(13,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	-	4,475,818
Proceeds from sale of common stock, net	4,439,587	-
Proceeds from exercise of warrants	146,499	637,001
Payment on senior unsecured note payable – related party	-	(29,009)
Net cash provided by financing activities	4,586,086	5,083,810

Net increase (decrease) in cash and cash equivalents	(888,765)	806,626

CASH AT BEGINNING OF YEAR	3,327,352	2,520,726

CASH AT END OF YEAR	$2,438,587	$3,327,352

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,839	$222,463

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

Timberline Resources, together with its consolidated entities, is a mineral exploration business and, if and when we establish mineral reserves, a development company. Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. We have acquired properties which we believe have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims on private property owned by others. An unpatented mining claim is an interest that can be acquired in the mineral rights on open lands of the federally-owned public domain.

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company has sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise equity and/or debt capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.

New Accounting Pronouncements - In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06 Debt - Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives And Hedging - Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2023 and with early adoption permitted. The Company early adopted the update effective October 1, 2021, which had no impact on the Company’s consolidated financial statements.

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

d.

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

e.	Mineral Rights, Capitalization and Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for exploration properties are capitalized. If no mineable ore body is discovered, the Company determines to focus its exploration efforts elsewhere, claims fees and holding fees are not remitted, or for other reasons, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed. When a mineral property is sold or abandoned, the net of the sales price of the property and its carrying cost are recognized as a gain or loss on sale or abandonment on the Statement of Operations.

f.

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

At September 30, 2022 and 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis. The carrying amounts of financial instruments, including senior unsecured note payable – related party, approximate fair value at September 30, 2022 and 2021.

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

k.

Accounting for Investments in Joint Ventures -Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. The Company has no investments accounted for under the equity method.

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

m.

Asset Retirement Obligations – Guidance provided by GAAP states that the fair value of a liability for an asset retirement obligation (“ARO”) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and a contractual obligation exists. An ARO asset is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. Adjustments are made to the liability for changes resulting from passage of time and changes to either the timing or amount of the original estimate underlying the obligation. The Company has an asset retirement obligation associated with its exploration program at the Lookout Mountain Target on its Eureka Project, and its Paiute Project.

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

o.

Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2022 and 2021, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The dilutive effect of convertible and outstanding securities as of September 30, 2022 and 2021 is as follows:

	2022	2021
Stock options	8,335,000	8,335,000
Warrants	57,414,898	74,216,319
Total potential dilution	65,749,898	82,551,319

At September 30, 2022 and 2021, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights, equipment and accumulated depreciation at September 30, 2022 and 2021:

	Expected Useful Lives (years)	2022	2021

Mineral rights – Eureka	-	$13,786,608	$13,704,608
Mineral rights – Seven Troughs, New York Canyon and other	-	142,770	65,000
Total mineral rights		13,929,378	13,769,608

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$13,980,855	$13,821,085

Depreciation expense for the years ended September 30, 2022 and 2021, was $ 0 for each period.

The Company received lease payments from a third party in two of the Company’s historical leases on the Eureka property. The total amount of these payments received for the years ended September 30, 2022 and September 30, 2021 was $-0- and $78,570, respectively. The lease terms were modified during the fourth quarter of fiscal year 2021, and the payments ceased. These receipts were recorded as a reduction to the carrying amount of the mineral rights.

Seven Troughs:

In its fiscal 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. The acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. While the Company is certain of its rights and obligations under the lease, the lessor’s identification became somewhat clouded over the years due to passing of the early lessor principal to the agreement and a lack of full clarity as to all the eventual inheritors of the property. The Company has met its obligations under the lease and has located and secured agreements with the heirs to acquire any of their residual rights. The Company is moving to have the agreements adjudicated appropriately. The Company has the option to purchase one-half of the NSR production royalty for $1 million.

On April 26, 2022, the Company entered into a Memorandum of Agreement with Normandy Gold Limited (“NDY”) to grant NDY a 12-month exclusive option to enter into an earn-in joint venture agreement with the Company regarding the Seven Troughs property. Subject to negotiation and execution of a definitive agreement,the option may provide NDY with the opportunity to solely fund $5,000,000 of exploration over 6 years, make cash payments of $250,000 to the Company and issue 2,000,000 NDY shares to the Company to ultimately earn a 75% interest in the property.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Earn-In Period:

To earn an initial 51% interest in the project, NDY must spend $2,000,000 in exploration expenditures and make cash payments of $250,000, as follows:

•	$100,000 of committed expenditures within the first 12 months from exercising the exclusive option;
•	$500,000 of expenditures (an additional $400,000) within 24 months from exercising the exclusive option;
•

Payment to the Company of $100,000 in cash at 24 months from exercising the exclusive option or at such time as the Company demonstrates receipt of full title in the Seven Troughs claims, whichever is later;

•	$2,000,000 of expenditures (an additional 1,500,000) within 36 months from exercising the exclusive option; and
•	Payment to the Company of $150,000 in cash at 36 months from exercising the exclusive option.

During the Earn-In Period, NDY will be the operator of the project and be responsible for payment of annual federal and county claim fees. NDY may withdraw from the Earn-In after spending $100,000, or if the transfer of claims ownership to the Company is not successfully completed within 24 months of commencement of the Earn-In Period.

Joint Venture Period:

Upon completion of the Earn-In Period, NDY will hold 51% interest and the Company will have the option (for a period of up to 60 business days) to elect to fund and participate in a Joint Venture on the basis of its 49% interest in the project.

If the Company elects not to participate or fails to provide such notice within the 60-business day period, NDY can earn an additional 24% interest (for a total interest of 75%) in the project by:

•	spending $3,000,000 in exploration expenditures within three years from commencement of the joint venture, and
•	Issuing the Company 2,000,000 common shares in the stock of NDY.

The Company received $50,000 of the initial non-refundable cash payment in May 2022 and recorded it as a reduction to the carrying amount of mineral rights during that period. The Memorandum of Agreement is in force as of the filing of this Annual Report.

New York Canyon:

On August 23, 2022, the Company purchased one patented mining claim, comprising of a total of 13.77 acres commonly known as the South Wales #1 patent within the New York Canyon claim block, from Newmont Capital Limited for a total of $41,310. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller.

On September 28, 2022, the Company purchased five patented mining claims, comprising of a total of 28.82 acres commonly known as the Tiger Lilly, Eureka Giant, Southern Cross, Maria and Best & Belcher patents with and near the New York Canyon claim block, from the University of Nevada, Reno Foundation for a total of $86,460. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller. Two of the patented claims are not within the New York Canyon claim block, but will be included with this designation on the Company’s claims record references.

During the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, the Company purchased an interest in three patented claims within the New York Canyon claim block, from private parties. In conjunction with the purchase, the Company granted a 0.5% net smelter return royalty to the sellers. The combined purchase price will be capitalized in the first quarter of fiscal 2023 as a mineral property on the Company’s balance sheet.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

Mr. William Matlack, a director of the Company, is the holder of the note described in Note 5.

Mr. Donald McDowell, a director of the Company, performs geological consulting services for the Company, for which he received compensation of $60,750 and $49,100 in the fiscal years ended September 30, 2022 and 2021, respectively.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

NOTE 5 – SENIOR UNSECURED NOTES PAYABLE:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and director. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. During fiscal 2021, the Company repaid $29,009 of principal along with $220,991 of interest. At September 30, 2022 and 2021, the note payable balance was $270,991 and $270,991, respectively, with all of the discount fully amortized.

The accrued interest on the senior unsecured note payable – related party was $57,966 and $4,145 at September 30, 2022 and September 30, 2021, respectively. Interest expense related to the senior unsecured note payable to this related party was $55,660 and $82,643 for the fiscal years ended September 30, 2022 and 2021, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. At May 2, 2022 and continuing through September 30, 2022, the Mr. Matlack provided a waiver of default on the note that would otherwise have existed due to a non-payment of cash from sales of common stock for cash under this contract term for the note.

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

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its mineral properties are as follows:

	2022	2021
Beginning balance	$118,247	$112,615
Accretion expense	5,912	5,632
Ending balance	$124,159	$118,247

Management’s evaluation of the ARO at September 30, 2022 and 2021, did not indicate that a revision to the ARO was needed.

NOTE 7 – INCOME TAXES:

At September 30, 2022 and 2021, the Company did not record a tax provision or benefit due to continuing losses and availability of net operating loss carry forwards.

At September 30, 2022 and 2021, the Company had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes. As the Company’s management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2022 and 2021.

The components of the Company’s deferred taxes at September 30, 2022 and 2021 are as follows:

Timberline Resources Corp.	2022	2021
Net deferred tax assets:
Exploration costs	$127,000	$130,000
Investments in subsidiaries	184,000	184,000
Share-based compensation	362,000	350,000
Federal and state net operating loss carryforwards	12,163,000	11,752,000
Foreign net operating loss carryforwards	1,803,000	1,803,000
Total deferred tax asset	14,639,000	14,219,000
Valuation allowance	(14,639,000)	(14,219,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(2,260,000)	$(2,261,000)
Exploration costs	255,000	296,000
Federal and state net operating loss carryforwards	5,353,000	4,425,000
Total deferred tax asset	3,348,000	2,460,000
Valuation allowance	(3,348,000)	(2,460,000)
Net deferred tax asset	$-	$-

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

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax loss for the following reasons:

	2022	2021

Net Loss	$(5,962,000)	$(4,708,000)
Statutory Federal income tax rate	21.0%	21.0%
Expected income tax benefit based on statutory rate	(1,252,000)	(989,000)
Effect of state taxes	(61,000)	(98,000)
Effect of change in tax rates	-	(67,000)
Change in valuation allowance	1,308,000	(346,000)
Expiration of stock options in prior years	-	1,277,000
Prior year change in estimates	5,000	223,000
Income tax provision	$-	$-

At September 30, 2022, Timberline Resources Corp had total federal net operating loss carryforwards of approximately $52.6 million, of which $44.8 million expire in fiscal years ending September 30, 2024 through September 30, 2038. Federal net operating loss carryforwards of $7.8 million will not expire and the usage of these loss carryforwards is limited to 80% of taxable income. State net operating losses total approximately $22.7 million and will expire in fiscal years ending September 30, 2023 through September 30, 2042.

BH Minerals has total federal net operating loss carryforwards of approximately $25.5 million, of which $15.8 million expire in fiscal years ending September 30, 2025 through September 30, 2038. Federal net operating loss carryforwards of $9.7 million will not expire and the usage of these loss carryforwards is limited to 80% of taxable income.

At September 30, 2022, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

The Company has not identified any unrecognized tax benefits. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. Fiscal years 2019 through 2022 remain subject to examination by state and federal tax authorities. The Company has reviewed its tax returns and believes the Company has not taken any unsubstantiated tax positions.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation. The equity placement activities during the year ended September 30, 2022 did not give rise to an ownership change under Section 382.

As a result of previous acquisitions, the Company acquired approximately $15,000,000 of federal net operating loss carryovers that are limited by Code Section 382. As of September 30, 2022, the Company has not determined if any other losses are limited by IRS Code Section 382.

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

Private Placements

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Warrants

During the fiscal year ended September 30, 2021, 12,131,647 Series M Warrants were issued pursuant to a private placement offering. A total of 4,550,000 warrants were exercised for shares of common stock for a total of $637,001 cash proceeds to the Company.

During the fiscal year ended September 30, 2022, 1,016,022 Series N Warrants were issued pursuant to licensed brokers and consultants in association with the private placement offering. A total of 1,046,425 Series H Warrants were exercised for shares of common stock for a total of $146,499 cash proceeds to the Company. Total warrants of 16,271,016 and 9,000,000 expired during the fiscal years ended September 30, 2022 and 2021, respectively. There were 57,414,898 and 74,216,319 warrants outstanding as of September 30, 2022 and 2021, respectively.

The following is a summary of warrants as of September 30, 2022:

	Shares	Exercise Price ($)	Expiration Date
Series C Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2020	2,880,867	0.45	October 31, 2022
Outstanding and exercisable at September 30, 2021	2,880,867
Outstanding and exercisable at September 30, 2022	2,880,867
Series D Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2020	7,500,000	0.14	April 30, 2021
Exercised	(3,500,000)
Expired	(4,000,000)
Outstanding and exercisable at September 30, 2021 and 2022	-
Series D-2 Warrants: (Issued for Mineral Property Purchase)
Outstanding and exercisable at September 30, 2020	5,000,000	0.24	May 23, 2021
Expired	(5,000,000)
Outstanding and exercisable at September 30, 2021 and 2022	-
Series E Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2020	7,500,000	0.14	October 29, 2021
Exercised	(675,000)
Outstanding and exercisable at September 30, 2021	6,825,000
Expired	(6,825,000)
Outstanding and exercisable at September 30, 2022	-
Series G Warrants: (Issued for Mineral Property Purchase)
Outstanding and exercisable at September 30, 2020	5,000,000	0.24	December 18, 2021
Outstanding and exercisable at September 30, 2021	5,000,000
Expired	(5,000,000)
Outstanding and exercisable at September 30, 2022	-
Series H Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2020	6,367,441	0.14	March 22, 2022
Exercised	(375,000)
Outstanding and exercisable at September 30, 2021	5,992,441
Exercised	(1,546,425)
Expired	(4,446,016)
Outstanding and exercisable at September 30, 2022	-
Series J Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2020	3,750,000	0.12	October 15, 2024
Outstanding and exercisable at September 30, 2021	3,750,000
Outstanding and exercisable at September 30, 2022	3,750,000
Series K Warrants: (Issued for Extension of Unsecured Note Payable)
Outstanding and exercisable at September 30, 2020	4,000,000	0.08	January 20, 2023
Outstanding and exercisable at September 30, 2021	4,000,000
Outstanding and exercisable at September 30, 2022	4,000,000
Series L Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2020	33,636,362	0.20	August 15, 2023
Outstanding and exercisable at September 30, 2021	33,636,362
Outstanding and exercisable at September 30, 2022	33,636,362
Series M Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	12,131,647	0.30	May 21, 2023
Outstanding and exercisable at September 30, 2022	12,131,647
Series N Warrants: (Issued for Private Placement)
Issued May 2, 2022	1,016,022	0.25	May 2, 2024
Outstanding and exercisable at September 30, 2022	1,016,022

Weighted average remaining contractual term is 0.84 years at September 30, 2022 Warrants outstanding and weighted average exercise price at September 30, 2022	57,414,898	0.22

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There was no preferred stock issued as of September 30, 2022 and 2021.

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

On October 8, 2020, the Company granted a total of 750,000 options to purchase shares of the Company’s common stock that vest over a three-year period. These vesting options had a total fair value of $177,284, with $44,322 recognized immediately and $44,321 being recognized in each of following three years covered by the vesting period. An additional 350,000 options with the same terms were also granted on this date that vested immediately with a total fair value of $82,700.

On May 6, 2021, the Company granted a total of 2,785,000 options to employees, consultants, officers and directors to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25. All options vested upon issuance.

The share-based compensation for the option awards granted during 2021 recognized during the years ended September 30, 2022 and 2021 was $44,321 and $646,422, respectively. Unrecognized compensation of $88,642 will be recognized over the next 13 months. Fair values of options issued were measured on the date of the grant with a Black-Scholes option-pricing model using the assumptions noted in the following table:

	Options Granted at May 6, 2021	Options Granted at October 8, 2020
Expected volatility	167.9%	171.9%
Stock price on date of grant	$0.20	$0.25
Exercise price	$0.25	$0.25
Expected dividends	-	-
Expected term (in years)	5	5
Risk-free rate	0.05%	0.09%
Expected forfeiture rate	0%	0%
Fair value of vested options at grant date	$519,400	$259,984

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The cost of options granted to employees is recorded as salaries and benefits, and the cost of options granted to directors and consultants is recorded as other general and administrative expenses. The total compensation cost of options vested under the plan, charged against operations, is included in the consolidated statements of operations as follows:

	Fiscal year ended September 30,
	2022	2021
Salaries and benefits	$44,321	$271,522
Other general and administrative expenses	-	374,900
Total	$44,321	$646,422

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan, the 2015 Stock and Incentive Plan and the 2018 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	8,335,000	0.18
Outstanding at September 30, 2022	8,335,000	$0.18

Exercisable at September 30, 2022	7,960,000	$0.17

Weighted average fair value of options granted during the fiscal year ended September 30, 2022	$-
Average remaining contractual term of options outstanding and exercisable at September 30, 2022 (years)	2.31
Intrinsic value of options outstanding at September 30, 2022	$79,500

Intrinsic value of options exercisable at September 30, 2022	$79,500

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. These claims payments are included in exploration expense. Should the Company continue to explore all of the Company’s mineral properties, it expects annual fees to total $236,277 per year in the future.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of September 30, 2021, the Company’s internal control over financial reporting is not effective, due to the current inability to segregate duties inherent with limited staffing.

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

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2022.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of December 20, 2022.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Patrick Highsmith(1)	President & Chief Executive Officer and Director	Mining Executive, Geologist & Geochemist	October 8, 2020	55
Steven Osterberg(2)	VP- Exploration and Director, former President & Chief Executive Officer	VP – Exploration, Geologist	February 1, 2012	62
Ted R. Sharp	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Founder and Owner of Sharp Executive Associates, Inc., Certified Public Accountant	September 10, 2018	66
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	73
Donald McDowell	VP Corporate Development and Director	President of Americas Gold Exploration Inc.	June 21, 2018	63
William Matlack	Director	Geologist	October 29, 2019	68
Pamela Saxton (3)	Director	Professional Director	May 6, 2021	70

_________

1)	Mr. Highsmith was appointed President and Chief Executive Officer on October 8, 2020, and was appointed to the Board of Directors on January 1, 2021.

2)	Mr. Osterberg was appointed VP- Exploration on October 8, 2020, was former President and Chief Executive Officer appointed on January 19, 2016 and resigned from those positions on October 8, 2020.

3)	“Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.

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

Pamela Saxton – Director

On May 4, 2021, our Board of Directors appointed Ms. Pamela Saxton as a director of the Company, effective May 6, 2021. Ms. Saxton is an accredited accountant and recognized finance leader with more than 35 years of domestic and international experience in the mining, software, and oil and gas industries. Ms. Saxton currently serves on the board of Bunker Hill Mining Corporation since November 2020. Ms. Saxton also served on the board of Aquila Resources Inc. from June 2019 until it was acquired in September 2021, and Pershing Gold Corporation from November 2017 until it was acquired in April 2019. Ms. Saxton also served on a North American advisory board for Damstra Holdings Limited – Damstra Technology, from February 2021 until October 2022. Ms. Saxton has held senior executive finance positions at several mining and oil and gas companies, most recently serving as Executive Vice President and Chief Financial Officer of Thompson Creek Metals Company Inc. from August 2008 to October 2016. Prior to 2008, Ms. Saxton was Vice President Finance—U.S. Operations of Franco-Nevada Corporation, Vice President and Chief Financial Officer of New West Gold Corporation, Vice President and Controller of Amax Gold Inc. and Assistant Controller of Cyprus Amax Minerals Inc. Ms. Saxton also was the Vice President of Finance, Corporate Controller and Chief Accounting Officer for J.D. Edwards & Company. Ms. Saxton began her career with Arthur Andersen & Company after receiving her Bachelor of Science in Accounting from the University of Colorado. Since September 1987, she has served as a Trustee and since January 2017 serves as Vice President for the Viola Vestal Coulter Foundation, which provides scholarships to various colleges and universities, with a focus on mining. She is also the Past Chair of the Board for the Colorado Association of Commerce and Industry, a state chamber of commerce.

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

Ted R. Sharp, CPA – Chief Financial Officer

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective September 10, 2018. Mr. Sharp is a Certified Public Accountant, and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003 to the present, he serves as President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Unless specified, each of the following companies are publicly-traded. Since March 2006 to the present, he serves as Chief Financial Officer of Goldrich Mining Company. From July 2012 through July 2021, Mr. Sharp was a principal and served part-time as Chief Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, from December 2018 to April 10, 2020, he served as Chief Financial Officer of U.S. Gold Corp. From May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation. From September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc. Each of the latter three companies are mining exploration companies. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc, an environmental services company. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc, a then-publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Pamela Saxton (Chairwoman) and Leigh Freeman. Ms. Saxton and Mr. Freeman each satisfy the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide. At December 29, 2022, Ms. Saxton and Mr. Freeman are the only members of the Audit Committee.

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

Our Code of Business and Ethical Conduct is available on our web site at www.timberline-resources.com. A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 101 East Lakeside Avenue, Coeur d’Alene, Idaho 83814. We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2022, or during the subsequent period from October 1, 2022 through the date of this Form 10-K.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2022, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2021 of those persons who were, at September 30, 2022 (i) the Chief Executive Officer (Patrick Highsmith), (ii) the Chief Financial Officer (Ted R. Sharp), and (iii) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(10) ($)		All Other Compensation ($)		Total ($)
Patrick Highsmith, President, Chief Executive Officer(1)	2022	168,000	-	44,321	(3)	11,033		179,033
	2021	166,727	-	270,250	(3)(4)	-		436,977
Steven Osterberg, VP-Exploration(2)	2022	150,000	-	-		33,473		183,473
	2021	150,000	-	96,391	(5)	-		246,391
Donald McDowell, VP-Corporate Development	2022	-	-	-		60,750	(8)	60,750
	2021	-	-	37,300	(6)	49,100	(8)	86,400
Ted R. Sharp, Chief Financial Officer	2022	-	-	-		34,824	(9)	34,824
	2021	-	-	27,975	(7)	66,510	(9)	94,485

_________

(1)	Mr. Patrick Highsmith was appointed President & Chief Executive Officer on October 8, 2020.
(2)	Mr. Osterberg was President and Chief Executive Officer, appointed on January 19, 2016, until October 8, 2020, resigned from those positions and was then appointed VP – Exploration.
(3)	Includes 750,000 stock option awards with an exercise price of $0.25 per share, 25% which vested immediately with the balance vesting at 25% on subsequent anniversaries.
(4)	Includes 500,000 stock option awards with an exercise price of $0.25 per share, which vested immediately.
(5)	Includes 450,000 stock option awards with an exercise price of $0.25 per share, which vested immediately.
(6)	Includes 200,000 stock option awards, with an exercise price of $0.25 per share, which vested immediately.
(7)	Includes 150,000 stock option awards, with an exercise price of $0.25 per share, which vested immediately.
(8)	Mr. McDowell provides services as VP-Corporate Development under a consulting arrangement.
(9)	Mr. Sharp provides services as Chief Financial Officer under a consulting contract.
(10)

Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal year ended September 30, 2022 and Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal years ended September 30, 2021.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2022. No stock appreciation rights have been awarded.

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

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2022. Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Leigh Freeman	0	0	0	0	0	0		0
Patrick Highsmith(1)	0	0	0	0	0	0		0
William Matlack	0	0	0	0	0	0		0
Donald McDowell	0	0	0	0	0	60,750	(2)	60,750
Pam Saxton	0	0	0	0	0	0		0

_________

(1)	Mr. Highsmith was appointed director on January 1, 2021. He was appointed President and Chief Executive Officer on October 8, 2020, for which he receives a salary, which is not listed here.
(2)	Mr. McDowell performs services as a geological consultant to the Company for which he receives compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of September 30, 2022, regarding the ownership of our common stock by:

•	each named executive officer, each director and all of our directors and executive officers as a group; and
•	each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 159,676,152 shares of common stock outstanding as of September 30, 2022. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following September 30, 2022 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066/805,217	*
Common Stock	Steve Osterberg (c)(2) VP - Exploration	1,108,994/1,648,518	1.71%
Common Stock	Donald McDowell (b)(3) VP - Corporate Development, Director	475,000/756,522	*
Common Stock	William Matlack (a)(4) Director	17,204,961/8,985,030	15.53%
Common Stock	Patrick Highsmith(b)(5) Chief Executive Officer, Director	-/1,250,000	*
Common Stock	Pamela Saxton (a)(6) Director	-/200,000	*
Common Stock	Ted R. Sharp (c)(7) Chief Financial Officer	-/402,173	*

Common Stock	Total Directors and Executive Officers as a group (7 persons)	18,919,521/13,896,373	25.29%

5% STOCKHOLDERS
Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	William Matlack (a)(4) Director	17,270,461/8,985,030	15.53%
Common Stock	Americas Gold Exploration, Inc. (3) Donald McDowell 2131 Stone Hill Circle Reno, NV 89519	10,475,000/756,552	7.00%
Common Stock	Myrmikan Gold Fund LLC (8) Daniel Oliver Jr. 713 Silvermine Rd., New Canaan, CT 06840	6,150,000/4,647,500	6.57%
Common Stock	Condire Resource Master Partnership (9) John Bateman, 2000 McKinney Ave, Suite 2125, Dallas TX 75201	11,300,000/10,050,000	12.58%
Common Stock	Crescat Global Macro Master Fund LTD Crescat Long/Short Fund LLP Crescat Precious Metals Master Fund LTD Kevin and Linda Smith Living Trust (10) Kevin Smith, 1560 Broadway, Suite 2270, Denver, CO 80202	17,763,636/16,988,636	19.67%
Common Stock	Jupiter Investment Management(11) Zig Zag Building 70 Victoria Street London, United Kingdom SW1E 6SQ	15,933,705/-	9.98%

* less than 1%.

** The percentages listed for each shareholder are based on 159,676,152 shares outstanding as of September 30, 2022 and assume the exercise by that shareholder only of his/her entire option or warrant, exercisable within 60 days of September 30, 2022.

(a) Director only

(b) Officer and Director

(c) Officer only

87

_________

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

(2)

A vested option to purchase 500,000 shares was granted to this stockholder on February 2, 2018 with an exercise price of $0.17 per share and an expiration date of February 2, 2023. A vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026. This stockholder acquired units on October 29, 2018 which included 187,500 shares of common stock and 187,500 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of October 29, 2021. This stockholder acquired units on March 22, 2019 which included 175,000 shares of common stock and 175,000 warrants to acquire one share of common stock with an exercise price of $0.14 and an expiration date of March 22, 2022. This stockholder acquired units on August 15, 2020 which included 90,909 shares of common stock and 90,909 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder acquired 71,425 common shares on March 30, 2022 from the partial exercise of warrants which were set to expire on March 30, 2022, at an exercise price of $0.14 per share. Total options include 151,087 owned by Mr. Osterberg’s spouse.

(3)

Mr. McDowell, a director of the Company, is the principal holder of shares of Americas Gold Exploration, Inc., owning approximately 75% of the voting securities of that company. The shares include 609,200 shares, a vested option to purchase 100,000 shares was granted to this stockholder on June 21, 2018 with an exercise price of $0.10 per share and an expiration date of June 21, 2023, a vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024, a vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026, each held personally by Mr. McDowell.

(4)

A vested option to purchase 404,348 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026. This stockholder acquired units on October 19, 2019 which included 7,125,000 share of common stock and 3,562,500 warrants exercisable at a price of $0.12 per share that expire on October 15, 2024. This stockholder acquired units on August 15, 2020 which included 818,182 shares of common stock and 818,182 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder renegotiated a senior note – related party, exchanging 3,265,500 Series F Warrants for 4,000,000 Series K Warrants exercisable at $0.08 that expire on January 20, 2023. Mr. Matlack’s warrants include a voluntary provision in which he is prohibited from exercising those warrants if so doing would result in ownership exceeding 20.0%, therefore, the beneficial ownership percentage for Mr. Matlack is limited to the maximum allowed by that provision. Mr. Matlack has sold 178,500 shares on the open market during the fiscal year ended September 30, 2022.

(5)

An option to purchase 750,000 shares was granted to this stockholder on October 8, 2020 with an exercise price of $0.25 per share and an expiration date of October 8, 2025, of which 375,000 are vested. A vested option to purchase 500,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.

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

(8)

This stockholder acquired units on November 16, 2017 which included 85,000 shares of common stock and 85,000 Series C Warrants exercisable at a price of $0.45 per share that expire on October 31, 2022. This stockholder acquired units on November 9, 2018 which included 500,000 shares of common stock. This stockholder acquired units on July 25, 2019 which included 375,000 shares of common stock. This stockholder acquired units on October 23, 2019 which included 375,000 shares of common stock and 187,500 Series J Warrants exercisable at a price of $0.12 per share that expire on October 14, 2024. This stockholder acquired units on August 15, 2020 which included 3,500,000 shares of common stock and 3,500,000 Series L Warrants exercisable at a price of $0.20 per share that expire on August 15, 2023. This stockholder acquired units on June 29, 2021 which included 1,000,000 shares of common stock and 500,000 Series M Warrants exercisable at a price of $0.30 per share that expire on May 31, 2023.

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

(11)	This stockholder acquired 15,933,705 shares of common stock in April of 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2022, except as noted below.

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and director. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. During fiscal 2021, the Company repaid $29,009 of principal along with $220,991 of interest. At September 30, 2022 and 2021, the note payable balance was $270,991 and $270,991, respectively, with all of the discount fully amortized.

Mr. Donald McDowell, a director of the Company, performs geological consulting services for the Company, for which he received compensation of $60,750 and $49,100 in the fiscal years ended September 30, 2022 and 2021, respectively.

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

Director Independence

We have five directors as of December 20, 2022, including two independent directors, as follows:

•	Leigh Freeman
•	Pamela Saxton

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Assure CPA, LLC was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2022.

Our financial statements have been audited by Assure CPA, LLC, independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2022.

The following table sets forth information regarding the amount billed to us by our independent auditor, Assure CPA, LLC for our two fiscal years ended September 30, 2022 and 2021, respectively:

	Years Ended September 30,
	2022	2021
Audit Fees	$68,426	$64,903
Audit Related Fees	-	-
Tax Fees	11,110	7,850
All Other Fees	-	1,516
Total	$79,536	$74,269

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2022 and 2021 were pre-approved by the Audit Committee. The Audit Committee reviews with Assure CPA, LLC whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm dated December 29, 2022.
2.	Consolidated Balance Sheets—At September 30, 2022 and 2021.
3.	Consolidated Statements of Operations—Years ended September 30, 2022 and 2021.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2022 and 2021.
5.	Consolidated Statements of Cash Flows—Years ended September 30, 2022 and 2021.
6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

Exhibit	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
3.3	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 14, 2021.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.4	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.5	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.6	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8	Form of the Series K Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.9	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
4.10#	Form of the Series M Warrant
4.11#	Form of the Series N Warrant
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

10.9	Lookout Mountain LLC Agreement dated June 28, 2019, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 10, 2020
10.10*	Patrick Highsmith Employment Agreement dated October 3, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
10.11*	Steven Osterberg Employment Agreement dated October 9, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
10.12#	Real Estate Purchase Contract with Newmont Capital Limited signed August 23, 2022
10.13#	Real Estate Purchase Contract with University of Nevada – Reno Foundation signed September 28, 2022
10.14#	Memo of Agreement with Normandy Gold Ltd signed April 26, 2022
21.1	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on January 10, 2020
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By: /s/ Patrick Highsmith

Patrick Highsmith, President and Chief Executive Officer, Principal Executive Officer

Date: December 29, 2022

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By: /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date: December 29, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: December 29, 2022	/s/ Leigh Freeman
Leigh Freeman, Chairman of the Board of Directors

Date: December 29, 2022	/s/ Patrick Highsmith
Patrick Highsmith, Director, President and Chief Executive Officer

Date: December 29, 2022	/s/ Donald McDowell
Donald McDowell, Director, VP-Corporate Development

Date: December 29, 2022	/s/ Pamela Saxton
Pamela Saxton, Director

Date: December 29, 2022	/s/ William Matlack
William Matlack, Director

Date: December 29, 2022	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer

