Form 10-Q
period 2022-12-31
Timberline Resources Corp
filed 2023-02-09
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Number of shares of issuer’s common stock outstanding at February 9, 2023: 159,676,152

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2022	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$956,147	$2,438,587
Prepaid expenses and other current assets	71,099	18,444
TOTAL CURRENT ASSETS	1,027,246	2,457,031

Property, mineral rights, and equipment, net	14,022,809	13,980,855

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	534,343	534,343

TOTAL ASSETS	$15,584,398	$16,972,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,806	$639,994
Accrued expenses	12,182	22,214
Accrued interest – related party	73,117	57,966
Accrued payroll, benefits and taxes	38,480	42,143
Senior unsecured note payable – related party	270,991	270,991
TOTAL CURRENT LIABILITIES	460,576	1,033,308

LONG-TERM LIABILITIES:
Asset retirement obligation	138,895	124,159
TOTAL LONG-TERM LIABILITIES	138,895	124,159
TOTAL LIABILITIES	599,471	1,157,467

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $ 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $ 0.001 par value; 500,000,000 shares authorized, 159,676,152 and 159,676,152 shares issued and outstanding, respectively	159,676	159,676
Additional paid-in capital	90,007,348	89,955,640
Accumulated deficit	(75,182,097)	(74,300,554)
TOTAL STOCKHOLDERS' EQUITY	14,984,927	15,814,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,584,398	$16,972,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,
	2022	2021

OPERATING EXPENSES:
Mineral exploration	$522,643	$1,314,368
Salaries and benefits	112,164	76,320
Professional fees	62,859	65,632
Insurance expense	44,528	31,480
Other general and administrative	127,902	122,671
TOTAL OPERATING EXPENSES	870,096	1,610,471

LOSS FROM OPERATIONS	(870,096)	(1,610,471)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	3,402	(805)
Interest expense – related party	(15,151)	(13,004)
Other income	302	56
TOTAL OTHER INCOME (EXPENSE)	(11,447)	(13,753)

LOSS BEFORE INCOME TAXES	(881,543)	(1,624,224)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(881,543)	$(1,624,224)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	159,676,152	139,696,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$(74,300,554)	$15,814,762
Stock based compensation	-	-	51,708	-	51,708
Net loss	-	-	-	(881,543)	(881,543)
Balance December 31, 2022	159,676,152	$159,676	$90,007,348	$(75,182,097)	$14,984,927

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$(68,338,647)	$17,146,262
Stock based compensation	-	-	44,321	-	44,321
Net loss	-	-	-	(1,624,224)	(1,624,224)
Balance, December 31, 2021	139,696,022	$139,696	$85,389,534	$(69,962,871)	$15,566,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(881,543)	$(1,624,224)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	51,708	44,321
Accretion of asset retirement obligation	1,715	1,408
Changes in assets and liabilities:
Prepaid expenses and other current assets	(52,655)	(56,940)
Accounts payable	(574,188)	174,865
Accrued expenses	(10,032)	(6,840)
Accrued interest – related party	15,151	12,672
Accrued payroll, benefits and taxes	(3,663)	-
Net cash used by operating activities	(1,453,507)	(1,454,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mineral rights	(18,000)	(18,000)
Purchase of mineral rights	(10,933)	-
Net cash used by investing activities	(28,933)	(18,000)

Net decrease in cash and cash equivalents	(1,482,440)	(1,472,738)

CASH AT BEGINNING OF PERIOD	2,438,587	3,327,352

CASH AT END OF PERIOD	$956,147	$1,854,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Basis of Presentation and Going Concern – The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.

For further information refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company has sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise equity and/or debt capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these condensed consolidated financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.

 Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

c.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

d.

 Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Stock options	8,335,000	8,335,000
Warrants	50,534,031	62,391,319
Total potential dilution	58,869,031	70,726,319

At December 31, 2022 and 2021, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at December 31, 2022 and September 30, 2022, respectively:

	Expected Useful Lives (years)	December 31, 2022	September 30, 2022

Mineral rights – Eureka	-	$13,804,608	$13,786,608
Mineral rights – Seven Troughs, New York Canyon and other	-	166,724	142,770
Total mineral rights		13,971,332	13,929,378

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,022,809	$13,980,855

Depreciation expense for the three months ended December 31, 2022 and 2021, was $0 for each period.

Seven Troughs:

In its fiscal 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. The acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. While the Company is certain of its rights and obligations under the lease, the lessor’s identification became somewhat clouded over the years due to passing of the early lessor principal to the agreement and a lack of full clarity as to all the eventual inheritors of the property. The Company has met its obligations under the lease and has located and secured agreements with the heirs to acquire any of their residual rights. The Company is moving to have the agreements adjudicated appropriately. The Company has the option to purchase at any time one-half of the NSR production royalty for $1 million.

On April 26, 2022, the Company entered into a Memorandum of Agreement with Normandy Gold Limited (“NDY”) to grant NDY a 12-month exclusive option to enter into an earn-in joint venture agreement with the Company regarding the Seven Troughs property. The MOA is still in effect at December 31, 2022. Subject to negotiation and execution of a definitive agreement, the option may provide NDY with the opportunity to solely fund $5,000,000 of exploration over 6 years, make cash payments of $250,000 to the Company and issue 2,000,000 NDY shares to the Company to ultimately earn a 75% interest in the property.

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

The Company received $50,000 of the initial non-refundable cash payment in May 2022 and recorded it as a reduction to the carrying amount of mineral rights during that period. The Memorandum of Agreement is in force as of the filing of this report.

New York Canyon:

On August 23, 2022, the Company purchased one patented mining claim, comprising of a total of 13.77 acres commonly known as the South Wales #1 patent within the New York Canyon claim block, from Newmont Capital Limited for a total of $41,310. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller.

On September 28, 2022, the Company purchased five patented mining claims, comprising of a total of 28.82 acres commonly known as the Tiger Lilly, Eureka Giant, Southern Cross, Maria and Best & Belcher patents with and near the New York Canyon claim block, from the University of Nevada, Reno Foundation for a total of $86,460. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller. Two of the patented claims are not within the New York Canyon claim block but will be included with this designation on the Company’s claims record references.

During the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, the Company purchased an interest in three patented claims within the New York Canyon claim block from private parties for $10,933. In conjunction with the purchase, the Company granted a 0.5% net smelter return royalty to the sellers.

NOTE 4 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. Subsequent to December 31, 2022, the Company entered into an agreement with Mr. Matlack to extend the due date of the note for a period of six months to mature on July 20, 2023. At December 31, 2022 and September 30, 2022, the senior unsecured note payable balance was $270,991.

The accrued interest on the senior unsecured note payable – related party was $73,117 and $57,966 at December 31, 2022 and September 30, 2022, respectively. Interest expense related to the senior unsecured notes payable to this related party was $15,151 and $13,004 for the three months ended December 31, 2022 and December 31, 2021, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. At May 2, 2022 and continuing through December 31, 2022, Mr. Matlack provided a waiver of default on the Note that would otherwise have existed due to a non-payment of cash from sales of common stock for cash under this contract term for the note.

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

During the quarter ended December 31, 2022, 2,880,867 Series C warrants expired.

At December 31, 2022, the Company has a total of 50,534,031 warrants outstanding with a weighted average exercise price of $0.22 and a weighted average remaining contractual term of .67 years.

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

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $259,985. These options vested immediately, with the exception of 750,000 options that vest at 25% upon grant with the remaining 75% vesting over a three-year period. During the three months ended December 31, 2022 and 2021, $51,708 and $44,321 has been expensed to share-based compensation.

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	8,335,000	0.18
Granted	-	-
Expired	-	-
Outstanding at September 30, 2022	8,335,000	$0.18
Granted	-	-
Expired	-	-
Outstanding at December 31, 2022	8,335,000	0.18
Outstanding and exercisable at December 31, 2022	8,147,500	$0.18
Weighted average remaining contractual term (years)		2.07

The aggregate of options exercisable as of December 31, 2022 had an intrinsic value of $136,500 for both outstanding and vested options, based on the closing price of $0.13 per share of the Company’s common stock on December 31, 2022.

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

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on December 29, 2022. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our condensed consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies” and have not changed significantly.

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

During our fiscal year ended September 30, 2022 and continuing in the quarter ended December 31, 2022, we have also acquired significant claims holdings within the New York Canyon claim block.

Detailed maps and mineral resources estimates for the Eureka Project and NI 43-101 technical reports for its projects may be viewed at http://timberlineresources.co/.

Summary of the exploration activities for the three months ended December 31, 2022:

The 2022 drill program at our 100%-controlled Eureka Project in Nevada was terminated during the quarter ending December 31, 2022. We reported the final results from that program on January 17, 2023. Eight drill holes were reported in that news release, including four from the Water Well Zone (WWZ), three from the Oswego target, and one large step out into the South Pediment area (Figure 1). Six of the eight holes were drilled with diamond core (or a pre-collar with reverse circulation and core tail), and two of the holes were completed with reverse circulation only. These eight holes constitute approximately 2,549 meters of the 6,662-meter drill program at Eureka.

Each of the holes in the WWZ encountered significant Carlin-type gold mineralization, confirming that the basal contact of the Dunderberg formation is consistently mineralized over a large area. Three drill holes (BHSE-225C, 231C, and 241C) near BHSE-212C (the best hole in the southern part of the WWZ, see Company news release dated March 24, 2022) yielded significant thicknesses of gold ranging from 8.5 to 29.0 meters.

Highlights from this phase of drilling are included below. These are drill hole widths using a cut-off grade of 0.3 g/t for gold; true thickness is not yet known:

•		BHSE-225C: 29.0m at 1.06 grams per tonne (g/t) gold from 294.7m depth, including
	o	9.1m at 2.17 g/t gold from 305.4m depth; and
	o	1.5m at 3.01 g/t gold from 308.5m depth;
•		BHSE-231C: 8.5m at 2.38 g/t gold from 303.9m depth, including
	o	4.0m at 3.63 g/t gold from 308.5m depth;
•		BHSE-241C: 1.5m at 3.40 g/t gold from 305.4m depth;
•		BHSE-241C: 25.9m at 0.72 g/t gold from 314.6m depth; including
	o	7.6m at 1.3 g/t gold from 314.6m depth; and
	o	1.5m at 3.65 g/t gold from 314.6m depth.

Geology and Interpretation of the WWZ Results

The four core holes in the southern part of the WWZ were directed at filling in the geological details around the thick zone of high-grade gold encountered in BHSE-212C. That drill hole passed through very well-developed collapse breccias at the contact between the Dunderberg and Hamburg formations that were intensely carbonized and clay-altered and infiltrated by arsenic and fine-grained pyrite. The heart of that 41.0-meter-thick interval included 19.8m averaging 9.5 g/t gold. These zones of intensely altered and mineralized breccia are believed to be best developed near faults. The latest drilling has confirmed continuity of the WWZ mineralization to the east, west, and north from BHSE-212C, but the assays also returned lower grades in each of these intercepts.

BHSE-225C was collared approximately 35m west of BHSE-212C, and BHSE-231C was located approximately 56m east of the high-grade hole. BHSE-241C was drilled inclined to the west from the same drill pad as BHSE-231C such that it penetrated the target horizon approximately 20m north of the gold intercept in BHSE-212C. The cross section in Figure 2 shows the geometry of these new drill holes relative to the earlier drill holes and the geology of the area.

Figure 1 – Plan View of New Drilling along Lookout Trend and at Oswego Target

Careful examination of the drill core and assay data suggests that the high-grade intercept in BHSE-212C occupies a topographic low or trough within the top of the Hamburg formation. The Dunderberg formation also appears to thin a bit to the east. These phenomena are most likely related to one or more faults in the area (shown in blue with question marks on the cross section), which juxtapose the key Dunderberg-Hamburg contact into close proximity with the important Highwall Fault. The position of any individual drill hole relative to these newly realized faults and the Highwall or Buried Normal faults may be a determinant of the thickness and grade of gold in this part of the WWZ. These sorts of gaps and variability in grade and thickness are expected in Carlin-type deposits when chopped into segments and offset by numerous faults.

Importantly, the high-grade zone was already extended approximately 75m to the south with drillhole BHSE-226C (22.8m at 4.39 g/t gold, including 7.6m at 11.56 g/t gold, as reported in a Company news release dated September 14, 2022). The high-grade portion of the WWZ remains untested to the south and southeast for more than 500m. Drill hole BHSE-228C in this phase of results was an offset of approximately 60m southwest from BHSE-226C. The mineralized contact was present in this hole at the expected depth, but it comprised only 15.2m of 0.57 g/t gold.

The Lookout Mountain gold resource continues for more than 1.0 kilometre south from this latest drilling. Hence, Timberline geologists expect similar downdip targets, such as the WWZ, to occur in favorable settings along its eastern front. BHSE-229C was the Company’s first attempt to chase the Dunderberg-Hamburg contact into this South Pediment area. While the drill hole did not cut significant high-grade mineralization, it did encounter 3.7m that averaged 0.63 g/t of oxide gold mineralization at the top of the Hamburg formation beneath structurally thinned Dunderberg formation. There is clear evidence of major faulting in the hole, so the team will be working to better understand the geology here before following up.

Figure 2 – Cross Section of Line 4363875N through the South WWZ with New Drilling

Geology and Interpretation of the Oswego Results

This round of drilling did not return significant gold results from the Oswego target. Two of the three holes (BHSE-232 and 235) in this area were RC holes aimed at testing for significant expansions of the surface and shallow drill indicated gold mineralization along this major fault structure. BHSE-232 did not encounter the western splay of the Dugout Tunnel fault as expected, so this means that a major break between Cambrian and Ordovician rocks is likely between here and the IP anomaly occupying the Graben Zone.

The location of BHSE-235 was dictated in part by road access due to the steep topography at Oswego. It was a vertical hole into the Eldorado dolomite, which is an important host of silver in the district. There was anomalous gold over about 37m of the hole, including 1.5m of 0.34 g/t, but there was silver mineralization averaging 2.25 g/t over approximately 27m. As is typical of the Carbonate Replacement Deposits (CRD) of the district, the silver is associated with elevated antimony, lead, and zinc.

Timberline also drilled the first core hole ever into the Oswego target, BHSE-240C. The hole was aimed to the east underneath the strong surface and shallow drill indicated gold reported in late 2021 and early 2022. Once again, the gold results were below expectations (29m of weakly anomalous gold with a maximum assay of 0.35 g/t), but there was a 15m zone of enriched silver (> 1.0 g/t) accompanied by antimony, lead, and zinc.

The shallow gold at Oswego remains open to the north and northeast, but it appears to occupy a complex fault system that may truncate or offset it at depth. Silicification and sulfidation are intense over a large area, and this is new evidence of CRD-type veining and replacement style mineralization that may constitute a separate target.

Results of Operations for the three months ended December 31, 2022 and 2021

Consolidated Results

(US$)	Three Months Ended December 31,
	2022	2021
Exploration expenses:
Eureka	$442,037	$1,312,960
Other exploration properties	80,606	-
Total exploration expenditures	522,643	1,312,960
Non-cash expenses:
Stock option expenses	51,708	44,321
Depreciation, amortization and accretion	1,715	1,408
Total non-cash expenses	53,423	45,729
Professional fees expenses	62,859	65,632
Insurance expenses	44,528	31,480
Salaries and benefits expenses	60,456	76,320
Interest and other (income) expense	11,447	13,753
Other general and administrative expenses	126,187	78,350
Net loss	$881,543	$1,624,224

Our consolidated net loss for the three months ended December 31, 2022 was $881,543, compared to a consolidated net loss of $1,624,224 for the three months ended December 31, 2021. The decrease in net loss is largely due to the significant decrease in exploration expenses.

Subject to adequate funding in 2023, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At December 31, 2022, we had assets of $15,584,398, consisting of cash in the amount of $956,147; property, mineral rights and equipment of $14,022,809, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $76,799.

On December 31, 2022, we had total liabilities of $599,471 and total assets of $15,584,398. This compares to total liabilities of $1,157,467 and total assets of $16,972,229 on September 30, 2022. As of December 31, 2022, our liabilities consist of $138,895 for asset retirement obligations, $270,991 of senior unsecured note payable – related party, and $189,586 of trade payables and accrued liabilities. Of these liabilities, $460,576 are due within twelve months. The liabilities compared to September 30, 2022 have decreased, due to cash paid for trade payables and accrued liabilities during the three months ended December 31, 2022.

On December 31, 2022, we had working capital of $566,670 and stockholders’ equity of $14,984,927 compared to working capital of $1,423,723 and stockholders’ equity of $15,814,762 for the year ended September 30, 2022. Working capital experienced an unfavorable change because of the decrease in cash associated with payments related to our operations.

During the three months ended December 31, 2022, we used cash from operating activities of $1,453,507, compared to cash used of $1,454,738 for the three months ended December 31, 2021. The use of cash from operating activities results primarily from the net loss of $881,543 for the three-month period ended December 31, 2022 compared to net loss of $1,624,224 for the quarter ended December 31, 2021. Changes to the net loss for the comparative periods are described above.

During the three-month period ended December 31, 2022, cash of $28,933 was used by investment activities, compared with cash of $18,000 used for the three-month period ended December 31, 2021. During the quarter ended December 31, 2022, we paid $28,933 for mineral rights, compared to $18,000 paid for mineral rights for the quarter ended December 31, 2021.

During the three-month periods ended December 31, 2022 and 2021, $nil was provided by financing activities.

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

At December 31, 2022, we had working capital of $566,670. We had $460,576 outstanding in current liabilities and a cash balance of $956,147. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months, without consideration of new exploration programs. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have recently executed, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2022 Form 10K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.Based upon that evaluation, it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is not effective, due to the current inability to segregate duties inherent with limited staffing.

Management’s Remediation Initiatives

Management’s remediation initiatives included implementing additional segregation of duties over cash management, specifically in bank account reviews and reconciliations. An additional person, independent of the processing of processing of vendor invoices and payments has been engaged and assigned to perform the reviews and reconciliations of bank accounts on a monthly basis. Those responsibilities were initiated during the quarter ended December 31, 2022 and are expected to be fully in place and operation for subsequent quarters. The Company has three employees, and management has concluded that anticipated business growth and the accompanying expansion of staffing will improve effectiveness of the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the SEC on December 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2022, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023

By:	/s/ Ted R. Sharp
Ted R. Sharp
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 9, 2023

