Form 10-Q
period 2023-03-31
Timberline Resources Corp
filed 2023-05-08
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of issuer’s common stock outstanding at May 8, 2023: 159,676,152

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$471,234	$2,438,587
Prepaid expenses and other current assets	65,748	18,444
TOTAL CURRENT ASSETS	536,982	2,457,031

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	14,108,046	13,980,855

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	534,343	534,343

TOTAL ASSETS	$15,179,371	$16,972,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,984	$639,994
Accrued expenses	9,174	22,214
Accrued interest – related party	88,617	57,966
Accrued payroll, benefits and taxes	38,480	42,143
Senior unsecured note payable – related party	270,991	270,991
TOTAL CURRENT LIABILITIES	427,246	1,033,308

LONG-TERM LIABILITIES:
Asset retirement obligation	140,610	124,159
TOTAL LONG-TERM LIABILITIES	140,610	124,159
TOTAL LIABILITIES	567,856	1,157,467

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 159,676,152 and 159,676,152 shares issued and outstanding, respectively	159,676	159,676
Additional paid-in capital	90,018,435	89,955,640
Accumulated deficit	(75,566,596)	(74,300,554)
TOTAL STOCKHOLDERS' EQUITY	14,611,515	15,814,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,179,371	$16,972,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended				Six months ended
	March 31,				March 31,
	2023		2022		2023	2022

OPERATING EXPENSES:
Mineral exploration		$96,422		$485,964	$619,065	$1,800,332
Salaries and benefits		78,312		71,611	190,476	147,931
Professional fees		50,651		29,073	113,511	94,704
Insurance expense		40,389		41,967	84,918	73,447
Other general and administrative		104,779		59,835	232,679	182,507
TOTAL OPERATING EXPENSES		370,553		688,450	1,240,649	2,298,921

LOSS FROM OPERATIONS		(370,553)		(688,450)	(1,240,649)	(2,298,921)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)		2,880		4,468	6,282	3,664
Interest expense		(1,481)		(800)	(1,481)	(1,132)
Interest expense – related party		(15,499)		(12,964)	(30,651)	(25,636)
Miscellaneous other income		154		23	457	79
TOTAL OTHER INCOME (EXPENSE)		(13,946)		(9,273)	(25,393)	(23,025)

LOSS BEFORE INCOME TAXES		(384,499)		(697,723)	(1,266,042)	(2,321,946)

INCOME TAX PROVISION (BENEFIT)		-		-	-	-

NET LOSS		$(384,499)		$(697,723)	$(1,266,042)	$(2,321,946)

NET LOSS PER SHARE
BASIC AND DILUTED	$	(nil)	$	(nil)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		159,676,152		139,974,789	159,676,152	139,833,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$-	$(74,300,554)	$15,814,762
Stock based compensation	-	-	51,708	-	-	51,708
Net loss	-	-	-	-	(881,543)	(881,543)
Balance December 31, 2022	159,676,152	$159,676	$90,007,348	$-	$(75,182,097)	$14,984,927
Stock based compensation	-	-	11,087	-	-	11,087
Net loss	-	-	-	-	(384,499)	(384,499)
Balance, March 31, 2023	159,676,152	$159,676	$90,018,435	$-	$(75,566,596)	$14,611,515

						Total
	Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$-	$(68,338,647)	$17,146,262
Stock based compensation	-	-	44,321	-	-	44,321
Net loss	-	-	-	-	(1,624,223)	(1,624,223)
Balance December 31, 2021	139,696,022	$139,696	$85,389,534	$-	$(69,962,870)	$15,566,360
Common stock issued for exercise of warrants	1,546,425	1,546	214,953	(70,000)	-	146,499
Net loss	-	-	-	-	(697,723)	(697,723)
Balance, March 31, 2022	141,242,447	$141,242	$85,604,487	$(70,000)	$(70,660,593)	$15,015,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,042)	$(2,321,946)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	62,795	44,321
Accretion of asset retirement obligation	3,430	2,956
Changes in assets and liabilities:
Prepaid expenses and other current assets	(47,304)	(50,241)
Accounts payable	(620,010)	(84,174)
Accrued expenses	(13,040)	(4,023)
Accrued interest – related party	30,651	25,636
Accrued payroll, benefits and taxes	(3,663)	523
Net cash used by operating activities	(1,853,183)	(2,386,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(78,170)	-
Payments for mineral rights	(36,000)	(36,000)
Net cash used by investing activities	(114,170)	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	146,499
Net cash provided by financing activities	-	146,499

Net decrease in cash and cash equivalents	(1,967,353)	(2,276,449)

CASH AT BEGINNING OF PERIOD	2,438,587	3,327,352

CASH AT END OF PERIOD	$471,234	$1,050,903
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for subscription receivable	$-	$70,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation and Going Concern – The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.

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

b.            New Accounting Pronouncements - Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

c.           Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

a            Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of outstanding securities as of March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Stock options	6,335,000	8,335,000
Warrants	50,534,031	56,398,876
Total potential dilution	56,869,031	64,733,876

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

At March 31, 2023 and 2022, the effect of the Company’s common stock equivalents would have been anti-dilutive and therefore are excluded in the calculation of diluted EPS.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at March 31, 2023 and September 30, 2022, respectively:

	Expected Useful Lives (years)	March 31, 2023	September 30, 2022

Mineral rights – Eureka	-	$13,683,838	$13,647,838
Mineral rights – Seven Troughs, New York Canyon and other	-	247,095	168,925
ARO Asset		125,636	112,615
Total mineral rights		14,056,569	13,929,378

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,108,046	$13,980,855

Mineral rights at Eureka increased by $18,000 and $36,000 during the three and six months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and 2022, the ARO asset and the ARO liability increased by $13,021 and $nil, respectively as a result of additional acreage disturbed at Eureka.  Depreciation expense for the three and six months ended March 31, 2023 and 2022, was $0 for each period.

New York Canyon:

On August 23, 2022, the Company purchased one patented mining claim, comprising of a total of 13.77 acres commonly known as the South Wales #1 patent within the New York Canyon claim block in Nevada’s Eureka trend, from Newmont Capital Limited for a total of $41,310. In conjunction with this purchase, the Company granted a 1.5% net smelter return royalty to the seller.

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

During the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, the Company purchased an interest in patented claims within the New York Canyon claim block from private parties for $10,933. In conjunction with the purchase, the Company granted a 0.5% net smelter return royalty to the sellers. During the second quarter of fiscal 2023, the Company purchased an interest in additional patented claims from private parties for $67,237.

NOTE 4 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. On January 20, 2023, the Company entered into an agreement with Mr. Matlack to extend the due date of the note for a period of six months to mature on July 20, 2023. At March 31, 2023 and September 30, 2022, the senior unsecured note payable balance was $270,991.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

The accrued interest on the senior unsecured note payable – related party was $88,617 and $57,966 at March 31, 2023 and September 30, 2022, respectively. Interest expense related to the senior unsecured notes payable to this related party was $15,499 and $12,694 for the three months ended March 31, 2023 and 2022, respectively, and $30,651 and $25,636 for the six months ended March 31, 2023 and 2022, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. At May 2, 2022 and continuing through March 31, 2023, Mr. Matlack provided a waiver of default on the Note that would otherwise have existed due to a non-payment of cash from sales of common stock for cash under this contract term for the note.

NOTE 5 – COMMON STOCK AND WARRANTS:

During the six months ended March 31, 2023, 2,880,867 Series C warrants expired.

During the six months ended March 31, 2022, 6,825,000 Series E warrants, 5,000,000 Series G warrants and 4,446,016 Series H warrants expired. Also, holders of Series H Warrants exercised 1,546,425 warrants for $0.14 per share to acquire 1,546,425 shares of the Company’s common stock for total cash proceeds of $146,499 and a subscription receivable of $70,000 to the Company.

At March 31, 2023, the Company has a total of 50,534,031 warrants outstanding with a weighted average exercise price of $0.22 with a weighted average remaining contractual term of 0.43 years.

NOTE 6 – STOCK-BASED AWARDS:

The Company has a stock plan to issue up to 15,000,000 shares of common stock, including 10,000,000 shares of common stock reserved for incentive stock options. Upon exercise of options or other awards, shares are issued from the available authorized shares of the Company. Option awards are granted with an exercise price equal to the trading price of the Company’s stock at the date of grant.

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $259,985. These options vested immediately, with the exception of 750,000 options that vest at 25% upon grant with the remaining 75% vesting over a three-year period. During the three and six months ended March 31, 2023, $11,087 and $62,795, respectively, was expensed to share-based compensation, compared to $nil and $44,321 for the three and six months ended March 31, 2022, respectively.

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	8,335,000	0.18
Granted	-	-
Expired	-	-
Outstanding at September 30, 2022	8,335,000	$0.18
Granted	-	-
Expired	(2,000,000)	0.19
Outstanding at March 31, 2023	6,335,000	0.17
Outstanding and exercisable at March 31, 2023	6,147,500	$0.17
Weighted average remaining contractual term (years)		2.26

The aggregate of options exercisable as of March 31, 2023 had an intrinsic value of $nil for both outstanding and vested options, based on the closing price of $0.08 per share of the Company’s common stock on March 31, 2023.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS:

On April 27, 2023, the Company’s Board of Directors approved a non-brokered private placement of units of the Company’s equity at a price of US$0.08 (approximately C$0.11) per unit, for gross proceeds of up to US$3,000,000. The offering is subject to approval by the TSX Venture Exchange. Each unit will consist of one share of common stock of the Company and one-half of one common share purchase warrant, with each full warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.12 per share for three years from the date of issuance. The Company plans to use the net proceeds of the offering primarily for exploration, resource development, and permitting at its Eureka Project on the Battle Mountain-Eureka Trend, and for general corporate purposes. Finders’ fees and consulting fees may be payable by the Company in relation to the offering. Certain insiders may participate in the offering. As agreed with a related party, up to 25% of the placement may be used to satisfy the senior unsecured note payable balance of $270,991, plus interest accrued thereon (see Note 4).

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our material Eureka Project. We are focused on delivering high-grade Carlin-type gold discoveries at Eureka. The Eureka Property includes the historic Lookout Mountain and Windfall Mines in a total property position of approximately 28 square miles (72 square kilometers). The Lookout Mountain Resource was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR April 12, 2013.

Effective January 1, 2021, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance, which are currently set forth in Regulation S-K Subpart 1300 under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amendments more closely align the SEC’s disclosure requirements and policies for mining properties with industry and global regulatory practices and standards. At the date of this report, we are supplementing the previously issued Updated Technical Report on the Lookout Mountain Project with a Summary of the Technical Report, this for the purpose of compliance with the disclosures required by the pronouncements in Subpart 1300 as they relate to this material property.

We are also control multiple projects that are not material to the Company at this time, pending further exploration activities, including:

•	The multiple resources of the Eureka Property other than Lookout Mountain, such as Windfall, Water Well, Rocky Canyon, Oswego and others, are actively being explored through structured programs, but have not advanced to becoming material to the Company as yet.

•	The Paiute Joint Venture Project with Nevada Gold Mines in the Battle Mountain District which, along with the Eureka project, lies on the prolific Battle Mountain-Eureka gold trend.

•	The Seven Troughs Project in northern Nevada, which is one of the state's highest-grade former gold producers. We control over 43 square miles (111 square kilometers) of mineral rights in Nevada.

•	During our fiscal year ended September 30, 2022 and continuing through the quarter ended March 31, 2023, we have also acquired significant claims holdings within the New York Canyon claim block.

Detailed maps and mineral resource estimates for the Eureka Project and NI 43-101 technical reports for its projects may be viewed at http://timberlineresources.co/.

Summary of the exploration activities for the three months ended March 31, 2023:

Exploration Returns to the New York Canyon Target

Pursuant to previously reported purchases of patented claims and the purchase of additional interests during the quarter, Timberline has moved forward with exploration at the New York Canyon target within the northeast portion of the Eureka Project (Figure 1).

At the date of this report, New York Canyon is not a material property to the Company under Regulation S-K Subpart 1300, with no resources or reserves computed or presented. Exploration activities over coming years would be undertaken for the purpose of identifying the occurrence of minerals across the property in sufficient quantities to quantify and report resources and reserves, if appropriate at some future date.

Figure 1 - Eureka Project Showing Major Targets and Patented Claims

Timberline RESOURCES
N
i80 Gold
Ruby Hill Mine
Eureka
MOUNTAIN BOY RANGE
Fad Shaft
New York Canyon
Claim Block
SWISS MOUNTAIN
Patented
Claims
ENS BASIN
Simpson Creek
PROSPECT
MOUNTAIN
Windfall
9593 ft
9410 ft
WHITE MOUNTAIN
EUREKA
WHITE PINE
Oswego
Lookout Mountain
Gold Resource
Water Well
Zone
H CREEK RANGE
Historic Mines
Active Mine
Open Pit Mines
Gold Resource Areas
0
4Km
Timberline Patented Claims
Timberline Property Block
Access Roads
US Hwy 50
20230128 NYC Land on Ortho.pex

Recent mapping and sampling in the historical mining area have identified a new drill target where high-grade gold and silver mineralization crop-out. The Company’s follow-up exploration will prioritize a cluster of high-grade rock chip samples around the historical Eureka, Eureka Giant, and Seventy-Six Mines (Figures 2 and 3), where results included high gold values of 55, 32, 23.3, 22.5, and 14.95 g/t, along with numerous other samples in the 0.5 to 5.0 g/t range, and high silver values of 750*, 582.5, 558, 555, and 299 g/t, along with many other samples exceeding 50 g/t silver.

Figure 2 - Detailed Target Map of New York Canyon

N
Timberline RESOURCES
Ag: 299 g/t
Ag: 750 g/t
Ag: 380 g/t
Eureka Giant
Seventy-Six
Ag: 251 g/t
Ag: 256 g/t
Ag: 555 g/t
Eureka
Au: 15 g/t
Au: 55 g/t
Ag: 339 g/t
Au: 22.5 g/t
Ag: 286 g/t
New York Canyon Claim Block
Au: 12.8 g/t
NY Canyon Rock Samples
Timberline
Historical Samples
Rock Sample Silver (g/t)
Symbol Color Code (g/t)
<1 g/t
1 to 10
10 to 50
50 to 100
100 to 250
>= 250
Historical drillholes
Historical Mines
Timberline Property Block
Timberline Patented Claims
Roads
US Hwy 50
0
0.5Km
* - See Notes on Disclosure of Historical Estimates Below
20230201 NYC Rock Geochem Ag over ortho.pex

The New York Canyon target lies near the northern end of Timberline’s 70 km2 Eureka project, and where prospectors staked some of the first claims in the district in the 1860s. The early miners pursued the high grades of silver, lead, and zinc (with gold credits) associated with carbonate replacement deposits (CRD’s). Exploration companies returned to the area in the 1980s and 1990s, evidenced by the rock samples and drillholes shown on Figures 2 and 3, but the patented claims over this particular target restricted access during that period. Timberline now controls the patented claims at New York Canyon and plans to aggressively explore the high-grade, gold-silver bearing structures during 2023.

I80 Gold Corp. is actively drilling high-grade CRD-type silver-rich mineralization at the nearby Ruby Hill Mine (approximately 3km northwest), and Paycore Minerals has recently reported deep intercepts of silver and gold-rich CRD mineralization at the Fad Shaft (approximately 2km west-northwest) (Figure 1).

Figure 3 - Gold and Silver in Rock Samples with Geology

Gold
Silver
Timberline
N
Trt
Qal
Ohc
Op
Oe
Knc
Pcr
Trs
32 g/t
15 g/t
55 g/t
22.5 g/t
Au: 12.8 g/t
582 g/t
340 g/t
299 g/t
750 g/t
380 g/t
251 g/t
256 g/t
555 g/t
339 g/t
286 g/t
0
0.5Km
20230131 NYC Rock Geochem Ag over topo .pex
Rock Sample Gold (g/t)
Timberline Samples
Historic Samples
Symbol Color Code (g/t)
<0.05 g/t
0.05 to 0.25 g/t
0.25 to 0.5 g/t
0.5 to 5 g/t
5 to 10 g/t
≥ 10
Rock Units
Qal - Alluvium
Trt - Tertiary Rhyolite
Trs - Tertiary Rhyodacite
Pcr - Carbon Ridge Fm
Knc - Newark Canyon Fm
Ohc - Hanson Creek Fm
Oe - Eureka Quartzite
Op - Pogonip Group
Historic Mines
Timberline Property Block
Timberline Patented Claims
Roads
US Hwy 50
Historic drillholes
20230130 NYC Rock Geochem Ag ov
Rock Sample Silver (g/t)
Timberline Samples
Historic Samples
Symbol Color Code (g/t)
<1 g/t
1 to 10
10 to 50
50 to 100
100 to 250
>= 250

Geology and Geochemistry of the New York Canyon Targets

The rocks in New York Canyon are dominated by the Ordovician-aged Eureka Quartzite and the Hanson Creek formation. The Eureka Quartzite is an important marker in the district since it makes prominent outcrops, but it is not a significant host of gold or silver mineralization. The overlying Hanson Creek formation hosts most of the mineralization in New York Canyon. It is a highly fractured and brecciated gray to black dolomite, except where altered and iron stained.

Around the historical mine workings and when highly mineralized, as in these rock samples, the Hanson Creek is often bleached and decalcified or “sanded”. Iron staining is intense close to mineralization due to oxidation of the sulfide minerals. Strong silver and gold values often occur in gossans, which are likely the result of oxidation of semi-massive to massive CRD-related sulfides. The decalcification and structurally controlled gold mineralization in the Hanson Creek is characteristic of Carlin-type systems.

The geochemistry of the New York Canyon mineralization differs from the recently drilled Water Well Zone deposit because it contains evidence of both silver-dominant CRD’s and Carlin-type gold. In addition to lead, zinc, and copper, the high-grade samples reported here are commonly enriched in arsenic, antimony, thallium, mercury, barium, and sometimes bismuth and molybdenum. Such complex geochemistry may represent overprinting mineral systems wherein the earlier CRD mineralization enriched the rocks in silver, base metals, arsenic, antimony, bismuth, and molybdenum, and the later Carlin-type gold bearing fluids used the same structures to infuse more arsenic, antimony, thallium, barium, and mercury.

Ordovician Pogonip Group rocks occur to the west of the Eureka Quartzite and dip east beneath the areas of historical mining and recently discovered high-grade gold and silver. The Pogonip Group includes the Goodwin and Nine Mile formations, which are known to be important host rocks at the Ruby Hill Mine.

Prominent northwest-striking faults offset the contacts between these Ordovician rocks and appear to be important controls of gold and silver mineralization in the northern reaches of New York Canyon. This area has seen less modern exploration due to the privately-held patented claims, and it will be a focus in Timberline’s 2023 work program.

The 2023 drill program will test this extensive area of outcropping gold, silver, and base metal mineralization, which consists of mineralized veins, breccias, and structures, as well as the underlying, highly prospective Goodwin and Nine-Mile formations at depth. Timberline will continue to map and model these structures in the subsurface to aid in targeting. Figure 3 shows the gold and silver values from rock chip sampling overlain on the geology of the New York Canyon target area.

2023 Work Program at Eureka Project

The Company announced its 2023 work plan for the Eureka Project, which will include a mix of exploration, engineering, and baseline environmental work touching several targets across the property. The program includes the first drilling of the CRD type gold-silver targets at New York Canyon and a return to several surface oxide gold targets at the Lookout Mountain Deposit. The Company also plans to test for extensions of the Carlin-type gold system at the Water Well Zone (WWZ). The plan to drill several different areas in 2023 is a reflection of the different stages of discovery and development at the multiple targets across the 70 km2 project.

An important aspect of the 2023 program will be to update the operational and permitting plan with state and federal regulators. Timberline initiated metallurgical, engineering, and environmental work between 2012 and 2014. The 2023 plan includes several near-term tasks, longer lead time items, and baseline monitoring to build out the key project development databases, these include:

•	Review metallurgical data and initiate additional testing by rock type and particle size
•	Update waste rock and geochemical characterization studies
	o	Revisit studies from 2012 – 2014 and augment as necessary
	o	Drill core samples for additional environmental test work
•	Drilling for additional geotechnical studies to aid in pit design
•	Biological surveys (vegetation and wildlife) according to a prescribed seasonal schedule
•	Surface & groundwater study, including piezometers and monitoring wells
•	Completion of the cultural and archaeological survey

First Drilling at the New York Canyon Target

Some of the historical patented claims at New York Canyon date back to the earliest days of the Eureka mining district when high grade silver CRD-type mineralization sparked a boom that led to one of America’s biggest silver districts. The recent drill success from i80 Gold, Paycore Minerals, and Timberline’s 2021-2022 drillholes northeast of the WWZ suggest that the full extent of that silver-rich system is not yet known. Timberline recently reported surface sampling from newly acquired claims in New York Canyon that included very high silver and gold values over a significant area (see Company news release dated February 2, 2023).

 The 2023 drill season will begin at New York Canyon. The initial drill target lies on the patented claims that are cut by a high-quality gravel road that intersects US Highway 50 approximately 1 kilometer to the north. The high gold and silver samples occur in the Hanson Creek formation at surface, but Timberline geologists believe that the high grades are controlled by northwest-striking faults as shown on Figure 3. There is also a deeper target where favorable rocks from the Pogonip group are projected to dip beneath the high-grade surface showing and should also be cut by the faults.

Timberline plans to drill several reverse circulation (RC) holes across the controlling structures and beneath outcropping veins and alteration. Since this is the first drilling into this target, the program will also include one or two core holes in order to better understand the geological controls on the high-grade. The easy road access and patented claim holdings will facilitate a rapid start to the 2023 drill season at New York Canyon.

New Exploration Targets along the Lookout Trend

The Lookout Mountain gold resource comes to surface and includes significant oxide mineralization. After its acquisition of Staccato Gold in 2010, Timberline advanced the resource with initial metallurgical, environmental, and geochemical test work, as well as preliminary geotechnical and mine design studies before publishing its NI 43-101 technical report in 2013. The Company intends to move forward with additional test work, engineering, and environmental studies during 2023 before updating the mineral resource late in the year. The resource can be found in the NI-43 101 Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR on April 12, 2013.

During late 2020, Timberline drilled several holes within the resource that confirmed and upgraded a thick zone of oxide mineralization in the northern portion of the Lookout Mountain resource area (See Company news releases dated December 1, 2020 and January 7, 2021). The highlights of that drilling included BHSE-176, which yielded 15.24m averaging 10.09 g/t gold, beginning at 21.34m downhole depth, including 9.14m of 16.31 g/t gold, and BHSE-186, which intercepted 6.10m of 5.21 g/t gold from 4.57m depth. Of particular interest was a high-grade zone of oxide mineralization beneath the historical open pit that was in need of more drilling to better define its shape.

The Lookout Trend is defined for more than six kilometers in a roughly north-south direction (Figure 4). The discovery history in the area has shown that when higher grades of gold cluster in drill holes, there are opportunities to offset along structural or lithologic targets and identify significant new mineralization. This model led to the discovery of the WWZ, and during 2023, Timberline will address several new target areas, including the historical Lookout Mountain Pit, South Lookout, Rocky Canyon, and the North Gap.

Several historical drill holes in the South Lookout target area offer encouragement that the zone of thicker +1 g/t oxide mineralization may be more extensive than previously thought. An example from historical drilling was drill hole BHSE-096, which intercepted 61m of 1.54 g/t gold hosted primarily in oxidized Hamburg formation. This drill hole dates to approximately 2011, and it was included in the resource calculation, however, the drill spacing is very wide in this area. This type of thicker higher grade oxide mineralization may have a positive impact on the resource once better tested and defined.

There is very little drilling north of the Lookout Resource, perhaps because of major faulting in the area that presents different rocks at the surface. However, there is considerable alteration at surface, and the younger rocks in the area are known to be important hosts at the Ruby Hill Mine to the north. There are several high-grade intercepts in the Rocky Canyon area that warrant returning to this corridor with inexpensive RC drilling to test Timberline’s improved geologic model.

Timberline’s 2021 and 2022 drilling to the east of the resource intercepted numerous significant intercepts of higher-grade gold down dip in the Water Well Zone (see Company news releases dated October 27, 2021, February 24, 2022, and March 9, 2022). The geologic model for the Lookout mineral system now clearly illustrates the presence of major faulting that both localizes higher grades of gold and offsets the rocks down to the east. The deeper high-grade sulfide Carlin-type mineralization in the WWZ remains open to the east and south. Later in the year, the Timberline team expects to return to that target to test an area called Water Well East, which is associated with important faults in the area and a strong IP chargeability anomaly.

Figure 4 – Lookout Mountain Resource Area and 2023 Drill Targets

Timberline Resources
N
open
Rocky Canyon
(oxide offset)
North Gap Zone
(un-drilled)
Lookout Mtn
Gold Resource
508K oz @ 0.62 g/t (M&I)
IP Anomaly
(20 msec)
Lookout Mountain Open Pit
Au: 18K oz @ 4.1 g/t
Open Pit Zone
(high-grade
definition)
Water Well East
(un-drilled to target
depth; west margin
of IP anomaly)
South Lookout
(high-grade
oxide offset)
BHSE-096
open
open
2023 Drill Target Areas
Au Resource
Historic Open Pit
Fault
0
500m
IP Anomaly (20 msec shell)
Drillhole Au (g/t)
Au: ≥10 g/t
Au: > 0.3 g/t
Au: < 0.3 g/t
20230316_LM-WWZ Plan Map

All of these new targets combined with the significant historical resource development work at Lookout Mountain necessitate moving forward with additional metallurgical, engineering, environmental, and permitting work.

Advancing the Resource with Metallurgy, Engineering, and Environmental Work

Timberline expects to update its mineral resource at the Eureka Project late in the year. Earlier work on the metallurgy, design, and waste rock management of the Lookout Mountain resource has laid a good foundation to advance the project towards economic studies, but the Company will be filling in gaps and adding to those databases which commenced in Q2 of this year. Timberline has been working with its lead permitting consultant, Westland Resources of Reno, Nevada, for a number of years. The team will update its permitting operating plan with state and federal regulators.

Some of the drilling in 2023 will serve the dual purpose of providing material for gold leach testing and increasing the density of drilling within the resource. The metallurgical program will include consulting with metallurgical testing labs in Nevada to design additional test work aiming to optimize the gold recovery from a potential future mine. Earlier reports noted improved gold recoveries after finer crushing or with crushing alternatives, such as high-pressure grinding rolls, and the Timberline team will continue this test work, which is likely to include more column leach tests.

A restart of surface mining at Eureka would require a rigorous plan for management of waste rock. This is accomplished with targeted geochemical analyses, acid/base accounting, and longer-term humidity cell tests. Some of this testing was conducted in the period between 2012 and 2014, but there will be additional testing and analysis of the historical data.

In order to secure the data needed for key permits, Timberline is also planning to commence a number of biological surveys during the year, including vegetation and wildlife. Large areas of the project have been subjected to archeaological and cultural surveys as part of its current Plan of Operations with the Bureau of Land Management. Some areas in the western part of the project may see additional cultural survey work because of their potential use in hosting mine facilities in the future.

The path to permits also includes extensive study of ground and surface water resources in the project area. While any early stages of mining are likely to operate above the water table, Timberline will install a network of piezometers to confirm water table conditions. The project will also require installation of additional monitoring wells. Consultants have already recommended sites for surface water monitoring and baseline sampling.

Results of Operations for the three and six months ended March 31, 2023 and 2022

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Exploration expenses:
Eureka	$44,934	$422,819	$486,971	$1,654,023
Other exploration properties	51,488	63,145	132,094	146,309
Total exploration expenditures	96,422	485,964	619,065	1,800,332
Non-cash expenses:
Stock option expenses	11,087	-	62,795	44,321
Depreciation, amortization and accretion	1,715	1,548	3,430	2,956
Total non-cash expenses	12,802	1,548	66,225	47,277
Professional fees expenses	50,651	29,073	113,511	94,704
Insurance expenses	40,389	41,967	84,918	73,447
Salaries and benefits expenses	67,225	71,611	127,681	147,931
Interest and other (income) expense	13,946	9,273	25,393	23,025
Other general and administrative expenses	103,064	58,287	229,249	135,230
Net loss	$384,499	$697,723	$1,266,042	$2,321,946

Our consolidated net loss for the three months ended March 31, 2022 was $384,499, compared to a consolidated net loss of $697,723 for the three months ended March 31, 2022. Total exploration expenses of $96,422 were recorded on our statement of operations for the three months ended March 31, 2023, compared with $485,964 for the three months ended March 31, 2022. The year-over-year decrease in net loss is mainly due to a decrease in exploration expense, combined with slight decreases in insurance expense and salaries expense during the three months ended March 31, 2023.

Our consolidated net loss for the six months ended March 31, 2023 was $1,266,042, compared to a consolidated net loss of $2,321,946 for the six months ended March 31, 2022. Total exploration expenses of $619,065 were recorded on our statement of operations for the six months ended March 31, 2023, compared with $1,800,332 for the six months ended March 31, 2022. The year-over-year decrease in net loss is due to the significant decrease in exploration expenses and salaries expense.

Subject to adequate funding in 2023, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At March 31, 2023, we had assets of $15,179,371, consisting of cash of $471,234, property, mineral rights and equipment of $14,108,046, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $71,448.

On March 31, 2023, we had total liabilities of $567,856 and total assets of $15,179,371. This compares to total liabilities of $1,157,467 and total assets of $16,972,229 on September 30, 2022. As of March 31, 2023, our liabilities consist of $140,610 for asset retirement obligations, $270,991 of senior unsecured note payable – related party, and $67,639 of trade payables and accrued liabilities and $88,617 of interest and expenses payable to related parties. Of these liabilities, $427,246 are due within twelve months. The liabilities compared to September 30, 2022 have changed as a result of a decrease in trade payables and accrued liabilities offset by increases in accrued interest - related party. The decrease in total assets was due to the usage of cash to reduce accounts payable and to pay Company operating expenses, offset by an increase in prepaid expenses and property, mineral rights, and equipment.

On March 31, 2023, we had working capital of $109,736 and stockholders’ equity of $14,611,515 compared to working capital of $1,423,723 and stockholders’ equity of $15,814,762 for the year ended September 30, 2022. Working capital experienced an unfavorable change because of the decrease in cash associated payments of accounts payable and operating expenses, offset by increases in accrued interest - related party.

During the six months ended March 31, 2023, we used cash from operating activities of $1,853,183, compared to cash used of $2,386,948 for the six months ended March 31, 2022. The use of cash from operating activities results primarily from the net loss of $1,266,042 for the six-month period ended March 31, 2023 compared to net loss of $2,321,946 for the six months ended March 31, 2022. Changes to the net loss for the comparative periods are described above.

During the six-month period ended March 31, 2023, cash of $114,170 was used by investment activities, compared with cash of $36,000 used by investment activities for the six-month period ended March 31, 2022. During the six months ended March 31, 2023, we used $114,170 for mineral rights compared to $36,000 paid for mineral rights for the six months ended March 31, 2022.

During the six-month period ended March 31, 2023, no financing activities occurred, compared to cash of $146,499 provided during the six-month period ended March 31, 2022.

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

At March 31, 2023, we had working capital of $109,736. We had $427,246 outstanding in current liabilities and a cash balance of $471,234. As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months, without consideration of new exploration programs. Therefore, we do not expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have recently executed, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for the following 12 months. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Financing Activities

None

Subsequent Events

On April 27, 2023, the Company’s Board of Directors approved a non-brokered private placement of units of the Company’s equity at a price of US$0.08 (approximately C$0.11) per unit, for gross proceeds of up to US$3,000,000. The offering is subject to approval by the TSX Venture Exchange. Each unit will consist of one share of common stock of the Company and one-half of one common share purchase warrant, with each full warrant exercisable to acquire an additional share of common stock of the Company at a price of US$0.12 per share for three years from the date of issuance. The Company plans to use the net proceeds of the offering primarily for exploration, resource development, and permitting at its Eureka Project on the Battle Mountain-Eureka Trend, and for general corporate purposes. Finders’ fees and consulting fees may be payable by the Company in relation to the offering. Certain insiders may participate in the offering. As agreed with a related party, up to 25% of the placement would be used to satisfy the senior unsecured note payable balance of $270,991, plus interest accrued thereon.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.Based upon that evaluation, it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2023, the Company’s internal controls over financial reporting are effective.

Management’s Remediation Initiatives

Management’s remediation initiatives included implementing additional segregation of duties over cash management, specifically in bank account reviews and reconciliations. An additional person, independent of the processing of processing of vendor invoices and payments has been engaged and assigned to perform the reviews and reconciliations of bank accounts on a monthly basis. Those responsibilities were initiated during the quarter ended March 31, 2023 and are expected to be fully in place and operation for subsequent quarters. The Company has three employees, and management has concluded that anticipated business growth and the accompanying expansion of staffing will improve effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

The Company made a material change in internal control over financial reporting in the quarter ended March 31, 2023. Additional resources were engaged in accounting reconciliation functions to remove the previously identified segregation of duties issues.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2023, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Patrick Highsmith
Patrick Highsmith
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2023

By:	/s/ Ted R. Sharp
Ted R. Sharp
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 8, 2023

