Form 10-K/A
period 2022-09-30
Timberline Resources Corp
filed 2023-07-12
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

The purpose of this Amendment No. 1 to Timberline Resources Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on December 29, 2022 (the “Form 10-K”), is to incorporate additional information concerning Timberline’s properties, including revisions made in the report entitled “S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada” which has a revised and amended date of June 21, 2023 and an effective date of December 31, 2022. The enhanced disclosures of this Form 10-K/A are made to comply with guidance provided by Regulation S-K Subpart 1300.

2

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

Effective January 1, 2021, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance, which are currently set for in Item 102 of Regulation S-K Subpart 1300) under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amendments more closely align the SEC’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards. This Annual Report on Form 10-K/A incorporates the disclosures and information required under the guidance of Subpart 1300.

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

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004. Since 2004, we have not yet established any mineral reserves. As a result, we have not had any revenues from our exploration activities. While we have had a wholly-owned drilling services subsidiary which has generated revenues in past fiscal years, we no longer own that business.In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine.Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully.As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

In March 2023, we received an SEC Comment Letter dated March 1, 2023, which specified that:

1.

The Company has identified multiple mining properties without differentiating between material and non-material properties as required in Item 1301 of Regulation S-K, without providing or distinguishing between the summary and individual property disclosures. The Lookout Mountain project was of particular note and comment.

a.	This Form 10-K/A provides the additional disclosure required to resolve this comment.

2.

To meet the requirements of the comment letter, we needed to obtain a new technical report, summary and authors’ consents, which would disclose each of the required points of data, and attach those documents to an Amended Form 10-K.

a.

We contracted with qualified professionals to issue the prescribed update entitled “S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada” and a summary entitled Management Summary of SK1300 Technical Report along with authors’ consents. Those tasks have been completed and are attached as exhibits to this Form 10-K/A to incorporate all required amendments and disclosures.

3.

We were required to revisit and update our prior disclosures of the effectiveness of the design and operations of our disclosure controls and procedures. Our disclosures in Item 9A Controls and Procedures have been updated as part of this filing.

All staff comments have been addressed as of the date of filing of this report.

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

Nevada Gold Properties

The Company currently controls three mineral properties in Nevada including Eureka (including the Company’s sole material property, known as the Lookout Mountain project), Paiute, and Seven Troughs (Figure 1). With the exception of Lookout Mountain, none of the properties or projects rise to the level of a material property under the guidance of Item 1301 of Subpart 1300 of Regulation S-K.

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

Timberline
RESOURCES
CARLIN TREND
Winnemucca
Battle Mtn
Carlin
Paiute
Elko
BATTLE MTN-EUREKA TREND
Seven Troughs
Reno
Eureka
Eureka
Fallon
Ely
WALKER LANE
Tonopah
N
Timberline Properties
Mineralized Trends
Las Vegas
0 25 50 100 Miles
0 50 100 200 km

Figure 1. Timberline Project Locations

Eureka District
Mines and Prospects
Timberline RESOURCES
N
0 1 2 3 km
Ruby Hill/Archimedes Mine
(1) Production: 1.5 M oz 1998-2020
Resource: 4.1 M oz Ind; 3.7 M oz Inf
Fad Shaft
Ruby Hill Stopes
Wabash
Diamond
Dugout
Rocky Canyon
Geddes Bertrand
South Adit
Windfall Trend
Lookout Mountain Trend
Oswego Trend
(2) Paroni Pit
30,000 oz
(2) Windfall Production
UG: 24,000 oz @ 0.368 oz/t
Open Pit: 31,000 oz @ 0.04 oz/t
(2) Rustler Pit
Production: 50,000 oz
(2) Lookout Mountain Pit
17,700 oz Au @ 0.12 oz/t
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

Lookout Mountain Project, a material property:

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

Subsequent to the filing of the Company’s Annual Report on Form 10-K on December 29, 2022, we re-engaged Mr. Gustin, most recently of RESPEC, to provide an updated report and summary to meet the guidelines of Subpart 1300. This technical report is called S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada and is dated June 21, 2023, with an effectivity date of December 31, 2022. As a result, the information of this revised report and the associated Management Summary of SK 1300 Technical Report is reflected as follows:

Lookout Mountain - Mineral Resource Estimate

The gold resources at the Lookout Mountain project, including the Lookout Mountain and South Adit deposits, were modeled and estimated by evaluating the drill data statistically, utilizing the geologic interpretations provided by Timberline to interpret mineral domains on cross sections spaced at 50- and 100-foot intervals, refining the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization statistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.  All modeling of the Lookout Mountain project resources was performed using Gemcom Surpac® mining software.

The Lookout Mountain project resources are presented in Table 2 below:

Table 2. Lookout Mountain Project Gold Resources

Notes:

·	The estimate of the Lookout Mountain project Mineral Resources was completed by RESPEC Company LLC of Reno, Nevada.
·

The Mineral Resources are comprised of oxidized model blocks that lie within optimized pits at a cutoff grade of 0.005 oz Au/ton plus unoxidized blocks within the optimized pits at a 0.055 oz Au/ton cutoff.

·	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
·

The Mineral Resources are potentially amenable to open pit mining methods and are therefore constrained by optimized pits created using a gold price of US$1,800/oz, a throughput rate of 10,000 tons/day, assumed metallurgical recoveries of 80% for heap-leaching of oxidized materials and 86% for toll milling of unoxidized materials, a mining cost of US$2.50/ton, heap-leaching processing cost of $3.60/ton, toll milling cost of $80.00/ton, general and administrative costs of $0.83/ton processed, a reclamation cost of $0.25/ton processed, refining cost of $3.00/oz Au produced, and an NSR royalty of 3.5%.

·	The effective date of the resource estimate is December 31, 2022.
·	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Timberline does not have permits to operate a mine.  The Company operates exploration activities at Lookout Mountain under a Plan of Operations (PoO) approved in 2010 by the BLM, subject to annual workplan amendments for drilling related disturbance.  Additional environmental and engineering studies will be required to support a mine plan of operations with the BLM to comply with the National Environmental Policy Act (NEPA), and to meet State of Nevada Bureau of Mine Regulation and Reclamation and other agency permit requirements.

(Explanatory Note: The original filing for Form 10-K on December 29, 2022 disclosed Measured & Indicated resources of 508,000 ounces and Inferred resources of 141,000 ounces, The table above reflects a reduction of those estimates of 85,000 ounces and 57,000 ounces, respectively, as a result of the application of the ‘pit-constrained’ methods as disclosed in the notes to the table above. The application of this constraint appropriately takes into account a measure of economic viability of mining the resources.)

Qualified Person’s Conclusions and Recommendations

RESPEC has reviewed the project data and has visited the site.  RESPEC believes that the data provided by Timberline are generally an accurate and reasonable representation of the Lookout Mountain project.

The resources reported above are open along strike in both directions, as well as down dip.  The possible extension of the Lookout Mountain deposit south through to the South Adit resource, located approximately 3,500 feet south of the southern limit of the modeled mineralization at Lookout Mountain, provides the best opportunity for near-term enhancement of project resources.  In addition, there is excellent potential to add to the existing resources that lie west of the Ratto Canyon fault at the Lookout Mountain deposit.

A Phase I program is recommended to include infill drilling, resource-expansion drilling, further metallurgical testing, full three-dimensional geological modeling, and the completion of an Initial Assessment based on the current resources.  The cost of this program is estimated to be about $4.5 million dollars.

If the Initial Assessment returns positive results, a Phase II program is recommended that is designed to prepare the project for a pre-feasibility study.  The Phase II program includes hydrologic, environmental, and preliminary design studies, as well as continuations of the drilling program and metallurgical studies of Phase I.  The cost of the proposed Phase II program is about $6.655 million (the Phase I and II estimated costs exclude all personnel, landholding, reclamation, reclamation bonding, permitting and related environmental costs).

Historical Drilling Data for Lookout Mountain:

586000
586500
587000
North
East
Timberline RESOURCES
Oe
Oav
Ce
Cg
Cs
Ti-p
Ti-o
Qca
Cs?
Ogl
Ogm
Eastern Boundary Fault 'splay zone'
Dugout Tunn Fault strands
Highwall Fault
Pediment
Cwl
206C
Qc
Oswego
Tj
Lookout Mtn.
Tjw
BHSE-152 -171, -172, -173
191C
188C
Tv
Eastern Boundary Fault
Cd
Cwb
0
500m
0.25
0.5 km
"Buried" Fault
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

Additional Technical Data of the Eureka Project, including Lookout Mountain (Water Well Zone, Oswego and other Eureka properties are non-material properties):

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
Rocky
Ratto Spring
Surprise Peak
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
Channel-Cut Au
25.9m @ 14.42 g/t
27.4m @ 12.02 g/t
Gold Resource
508K oz M&I
141K oz Inf
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

Rocky Canyon Zone
Graben Zone
Relay Zone
Relay Fault
Lookout Mountain Fault
Devonian
Siluro-Ordovician
Cambrian (lower)
Dugout Tunnel Fault
BHSE-236
BHSE-237C
Au: 3.1 m @ 3.77 g/t
Ag: 30.5m @ 12.31 g/t
Ag: 79.2m @ 8.28 g/t
Au: 9.4m @ 1.09 g/t
BHSE-206C
Ag: 203 m @ 5.3 g/t
56.9m @ 9.7 g/t
BHSE-239C
BHSE-221C
Au: 6.1m @ 1.83 g/t
BHSE-238C
Au: 16.8 m @ 2.64 g/t
Oswego
BHSE-213
Ag: 22.9m @ 5.59 g/t
Water Well Zone
Highwall Fault
Buried Normal Fault
Eastern Boundary Fault
Cambrian (upper)
200 0 200m
N
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

Paiute Project, a non-material property:

The Paiute Project (formerly referred to as the ICBM Project) is located 6.5 miles due west of Battle Mountain, in the Battle Mountain Mining District, Lander and Humboldt Counties, Nevada. The property consists of 1,346 acres (2.1 square miles) on BLM-administered lands. (See Figure 1: Timberline Project Locations).

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

N
494000
495000
496000
4500000
4499000
4498000
Gold - Silver Structural Zone
Gold Porphyry Target
NW
SE
Cross-Section
PCRC 19-01
PCRC-19-02
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

Seven Troughs Project, a non-material property:

During the year ended September 30, 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. (See Figure 1: Timberline Project Locations). Our acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. While the Company is certain of its rights and obligations under the lease, the lessor’s identification has become somewhat clouded over the years due to passing of the early lessor principal to the agreement and a lack of full clarity as to all the eventual inheritors of the property. We have met our obligations under the lease and have located and secured agreements with the heirs to acquire any of their residual rights. We are moving to have the agreements adjudicated appropriately. We have the option to purchase one-half of the NSR production royalty for $1 million.

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

New York Canyon, a non-material property:

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

The New York Canyon claims block is located just to the north of the Eureka properties on Figure 1: Timberline Project Locations above.

Wolfpack Gold Properties, non-material properties:

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

ITEM 4.MINE SAFETY DISCLOSURES

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

•	On May 11, 2022, the Company reported significant shallow oxide gold mineralization from the Oswego Target:
o	35.1m at 2.32 g/t gold from 6.1m depth in BHSE-213,
•	including 19.8m at 3.93 g/t gold from 7.6m depth;
o	13.7m at 1.31 g/t gold from 3.0m depth in BHSE-215,
•	including 6.1m at 2.49 g/t gold from 9.1m depth; and
o	9.1m at 1.72 g/t gold from surface and 12.2m at 1.22 g/t gold from 15.2m depth in BHSE-214.
•	The final news release concerning the 2021-2022 drill program was released on May 18, 2022. The key results from that release included drillholes BHSE-192C and BHSE-206C:
o	24.4m at 3.85 g/t gold from 349.6 depth in BHSE-209C,
•	including 4.6m at 8.35 g/t gold from 354.2m depth; and
•	including 7.6m at 5.72 g/t gold from 364.8m depth.
o	30.5m at 0.41 g/t gold from 182.0m depth in BHSE-206C,
•	including 7.6m of 1.04 g/t gold from 192.6 m depth.
o	202.7m at 5.28 g/t SILVER from 121.0m depth in BHSE-206C,
•	including 56.4m at 9.69 g/t SILVER from 264.3m depth.

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

65

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The accrued interest on the senior unsecured note payable – related party was $57,966 and $4,145 at September 30, 2022 and September 30, 2021, respectively. Interest expense related to the senior unsecured note payable to this related party was $55,660 and $82,643 for the fiscal years ended September 30, 2022 and 2021, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. At May 2, 2022 and continuing through September 30, 2022, Mr. Matlack provided a waiver of default on the note that would otherwise have existed due to a non-payment of cash from sales of common stock for cash under this contract term for the note.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.Based upon that evaluation, it had been concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

Integral to resolution of comments made by SEC staff regarding our property disclosures under Subpart 1300 of Regulation S-K, management has revised its conclusion of the effectivity of disclosure controls at the end of the period covered by this report. Management now reports that the disclosure controls were ineffective in regard to disclosures under Subpart 1300.

Management’s Remediation Initiatives

Management’s remediation initiatives included engaging qualified professionals to update and revise its technical report on Lookout Mountain, its material property, along with an effective summary of the technical report, and has revised its Annual report on Form 10-K/A to include additional disclosures as directed by Item 1302 of Subpart 1300. That revised data will be utilized in future reporting, with appropriate and timely updates to future technical information and disclosure as required as exploration activities continue.

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

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(10) ($)		All Other Compensation ($)		Total ($)
Patrick Highsmith, President, Chief	2022	168,000	-	44,321	(3)	11,033		179,033
Executive Officer(1)	2021	166,727	-	270,250	(3)(4)	-		436,977
Steven Osterberg, VP-Exploration(2)	2022	150,000	-	-		33,473		183,473
	2021	150,000	-	96,391	(5)	-		246,391
Donald McDowell, VP-Corporate	2022	-	-	-		60,750	(8)	60,750
Development	2021	-	-	37,300	(6)	49,100	(8)	86,400
Ted R. Sharp, Chief Financial Officer	2022	-	-	-		34,824	(9)	34,824
	2021	-	-	27,975	(7)	66,510	(9)	94,485

(1)	Mr. Patrick Highsmith was appointed President & Chief Executive Officer on October 8, 2020.
(2)	Mr. Osterberg was President and Chief Executive Officer, appointed on January 19, 2016, until October 8, 2020, resigned from those positions and was then appointed VP – Exploration.
(3)	Includes 750,000 stock option awards with an exercise price of $0.25 per share, 25% which vested immediately with the balance vesting at 25% on subsequent anniversaries.
(4)	Includes 500,000 stock option awards with an exercise price of $0.25 per share, which vested immediately.
(5)	Includes 450,000 stock option awards with an exercise price of $0.25 per share, which vested immediately.
(6)	Includes 200,000 stock option awards, with an exercise price of $0.25 per share, which vested immediately.
(7)	Includes 150,000 stock option awards, with an exercise price of $0.25 per share, which vested immediately.
(8)	Mr. McDowell provides services as VP-Corporate Development under a consulting arrangement.
(9)	Mr. Sharp provides services as Chief Financial Officer under a consulting contract.
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

88

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

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
3.3	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 14, 2021.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of Warrant Agreement incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
4.3	Form of Warrant Agreement for March and April 2017 Offering of Units, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017.
4.4	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.5	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.6	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.7	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.8	Form of the Series K Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.9	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
4.10	Form of the Series M Warrant
4.11	Form of the Series N Warrant
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
10.12

Real Estate Purchase Contract with Newmont Capital Limited signed August 23, 2022, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2022

10.13

Real Estate Purchase Contract with University of Nevada – Reno Foundation signed September 28, 2022, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2022

10.14	Memo of Agreement with Normandy Gold Ltd signed April 26, 2022, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2022
10.15#	Technical report entitled S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada dated June 21, 2023 with an effective date of December 31, 2022
10.16#	Management Summary of SK 1300 Report
10.17#	Consent of Qualified Person for RESPEC
10.18#	Consent of Qualified Person for Steven A. Osterberg
21.1	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on January 10, 2020
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Patrick Highsmith

Patrick Highsmith, President and Chief Executive Officer, Principal Executive Officer

Date: July 12, 2023

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:      /s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date: July 12, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: July 12, 2023	/s/ Leigh Freeman
Leigh Freeman, Chairman of the Board of Directors

Date: July 12, 2023	/s/ Patrick Highsmith
Patrick Highsmith, Director, President and Chief Executive Officer

Date: July 12, 2023	/s/ Donald McDowell
Donald McDowell, Director, VP-Corporate Development

Date: July 12, 2023	/s/ Pamela Saxton
Pamela Saxton, Director

Date: July 12, 2023	/s/ William Matlack
William Matlack, Director

Date: July 12, 2023	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer

