Form 10-Q
period 2023-06-30
Timberline Resources Corp
filed 2023-08-11
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Number of shares of issuer’s common stock outstanding at August 11, 2023: 159,676,152

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$172,416	$2,438,587
Prepaid expenses and other current assets	32,946	18,444
TOTAL CURRENT ASSETS	205,362	2,457,031

PROPERTY, MINERAL RIGHTS AND EQUIPMENT, net	14,127,178	13,980,855

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	534,343	534,343

TOTAL ASSETS	$14,866,883	$16,972,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,827	$639,994
Accrued expenses	4,204	22,214
Accrued interest – related party	104,998	57,966
Accrued payroll, benefits and taxes	38,480	42,143
Senior unsecured note payable – related party	270,991	270,991
TOTAL CURRENT LIABILITIES	495,500	1,033,308

LONG-TERM LIABILITIES:
Asset retirement obligation	142,325	124,159
TOTAL LONG-TERM LIABILITIES	142,325	124,159
TOTAL LIABILITIES	637,825	1,157,467

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 159,676,152 and 159,676,152 shares issued and outstanding, respectively	159,676	159,676
Additional paid-in capital	90,029,519	89,955,640
Accumulated deficit	(75,960,137)	(74,300,554)
TOTAL STOCKHOLDERS' EQUITY	14,229,058	15,814,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,866,883	$16,972,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended			Nine months ended
	June 30,			June 30,
	2023		2022	2023	2022

OPERATING EXPENSES:
Mineral exploration		$108,761	$896,465	$727,827	$2,696,797
Salaries and benefits		88,363	71,819	278,840	219,750
Professional fees		58,393	61,234	171,904	155,938
Insurance expense		40,821	43,204	125,739	116,651
Other general and administrative		80,477	149,748	313,156	332,254
TOTAL OPERATING EXPENSES		376,815	1,222,470	1,617,466	3,521,390

LOSS FROM OPERATIONS		(376,815)	(1,222,470)	(1,617,466)	(3,521,390)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)		648	(214,347)	6,931	(210,683)
Interest expense		(1,049)	(503)	(2,530)	(1,636)
Interest expense – related party		(16,381)	(13,701)	(47,031)	(39,337)
Miscellaneous other income		56	72	513	151
TOTAL OTHER INCOME (EXPENSE)		(16,726)	(228,479)	(42,117)	(251,505)

LOSS BEFORE INCOME TAXES		(393,541)	(1,450,949)	(1,659,583)	(3,772,895)

INCOME TAX PROVISION (BENEFIT)		-	-	-	-

NET LOSS		$(393,541)	$(1,450,949)	$(1,659,583)	$(3,772,895)

NET LOSS PER SHARE
BASIC AND DILUTED	$	nil	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		159,676,152	159,468,089	159,676,152	146,378,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) For the three and nine months ended June 30, 2023 and 2022
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$-	$(74,300,554)	$15,814,762
Stock based compensation	-	-	51,708	-	-	51,708
Net loss	-	-	-	-	(881,543)	(881,543)
Balance December 31, 2022	159,676,152	$159,676	$90,007,348	$-	$(75,182,097)	$14,984,927
Stock based compensation	-	-	11,087	-	-	11,087
Net loss	-	-	-	-	(384,499)	(384,499)
Balance, March 31, 2023	159,676,152	$159,676	$90,018,435	$-	$(75,566,596)	$14,611,515
Stock based compensation	-	-	11,084	-	-	11,084
Net loss	-	-	-	-	(393,541)	(393,541)
Balance, June 30, 2023	159,676,152	$159,676	$90,029,519	$-	$(75,960,137)	$14,229,058

			Additional			Total
	Common Stock	Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$-	$(68,338,647)	$17,146,262
Stock based compensation	-	-	44,321	-	-	44,321
Net loss	-	-	-	-	(1,624,223)	(1,624,223)
Balance December 31, 2021	139,696,022	$139,696	$85,389,534	$-	$(69,962,870)	$15,566,360
Common stock issued for exercise of warrants	1,546,425	1,546	214,953	(70,000)	-	146,499
Net loss	-	-	-	-	(697,723)	(697,723)
Balance, March 31, 2022	141,242,447	$141,242	$85,604,487	$(70,000)	$(70,660,593)	$15,015,136
Common stock issued for cash, net	18,933,705	18,934	4,420,653	-	-	4,439,587
Refund of subscription receivable	(500,000)	(500)	(69,500)	70,000	-	-
Net loss	-	-	-	-	(1,450,949)	(1,450,949)
Balance, June 30, 2022	159,676,152	$159,676	$89,955,640	$-	$(72,111,542)	$18,003,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,659,583)	$(3,772,895)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	73,879	44,321
Accretion of asset retirement obligation	5,145	4,434
Changes in assets and liabilities:
Prepaid expenses and other current assets	(14,502)	(21,858)
Accounts payable	(563,167)	19,310
Accrued expenses	(18,010)	(22,946)
Accrued expenses – related party	-	19,790
Accrued interest – related party	47,032	39,337
Accrued payroll, benefits and taxes	(3,663)	3,946
Net cash used by operating activities	(2,132,869)	(3,686,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(54,000)	(54,000)
Refund of reclamation bond	-	10,053
Payments for mineral rights	(79,302)	-
Net cash used by investing activities	(133,302)	(43,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	-	4,439,587
Proceeds from exercise of warrants	-	146,499
Net cash provided by financing activities	-	4,586,086

Net increase (decrease) in cash and cash equivalents	(2,266,171)	855,578

CASH AT BEGINNING OF PERIOD	2,438,587	3,327,352

CASH AT END OF PERIOD	$172,416	$4,182,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Basis of Presentation and Going Concern – The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.

For further information refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K/A as amended for the year ended September 30, 2022.

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds and fund planned exploration programs that require significant cash expenditures. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise equity and/or debt capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these condensed consolidated financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

The dilutive effect of outstanding securities as of June 30, 2023 and 2022 is as follows:

	June 30, 2023	June 30, 2022
Stock options	6,035,000	8,335,000
Warrants	38,402,384	57,414,898
Total potential dilution	44,437,384	65,749,898

At June 30, 2023 and 2022, the effect of the Company’s common stock equivalents would have been anti-dilutive and therefore are excluded in the calculation of diluted EPS.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at June 30, 2023 and September 30, 2022, respectively:

	Expected Useful Lives (years)	June 30, 2023	September 30, 2022

Mineral rights – Eureka	-	$13,701,838	$13,647,838
Mineral rights – Seven Troughs, New York Canyon and other	-	248,227	168,925
ARO Asset		125,636	112,615
Total mineral rights		14,075,701	13,929,378

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,127,178	$13,980,855

Mineral rights at Eureka increased by $18,000 and $54,000 for advanced royalty payments to Rocky Canyon Mining Company at Lookout Mountain during the three and nine months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and 2022, the ARO asset and the ARO liability increased by $13,021 and $nil, respectively as a result of additional acreage disturbed at Eureka.  Depreciation expense for the three and nine months ended June 30, 2023 and 2022, was $0 for each period.

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

During the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, the Company purchased an interest in patented claims within the New York Canyon claim block from private parties for $10,933. In conjunction with the purchase, the Company granted a 0.5% net smelter return royalty to the sellers. During the second quarter of fiscal 2023, the Company purchased an interest in additional patented claims within the New York Canyon claim block from private parties for $67,237. During the third quarter of fiscal 2023, the Company purchased an interest in additional patented claims within the New York Canyon claim block from private parties for $1,132.

NOTE 4 – SENIOR UNSECURED NOTE PAYABLE – RELATED PARTY:

On July 30, 2018, the Company entered into a loan agreement and promissory note with William Matlack, a significant shareholder and a director. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note payable, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and has a maturity date of January 20, 2023. On January 20, 2023, the Company entered into an agreement with Mr. Matlack to extend the due date of the note for a period of six months to mature on July 20, 2023, and again on July 31, 2023, agreed with Mr. Matlack to extend the due date of the note for another six months to January 2024. At June 30, 2023 and September 30, 2022, the senior unsecured note payable balance was $270,991.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

The accrued interest on the senior unsecured note payable – related party was $104,998 and $57,966 at June 30, 2023 and September 30, 2022, respectively. Interest expense related to the senior unsecured notes payable to this related party was $16,381 and $13,701 for the three months ended June 30, 2023 and 2022, respectively, and $47,031 and $39,337 for the nine months ended June 30, 2023 and 2022, respectively.

The $270,991 senior unsecured note payable would be senior to any other debt obtained by the Company subsequent to September 30, 2021. The note requires that when the Company enters into any other financings, 25% of the proceeds of such financings will be paid toward reduction of the principal and interest accrued on this note. At May 2, 2022 and continuing through June 30, 2023, and again on July 31, 2023 and continuing through January 20, 2024. Mr. Matlack provided a waiver of default on the Note that would otherwise have existed due to a non-payment of cash from sales of common stock for cash under this contract term for the note.

NOTE 5 – COMMON STOCK AND WARRANTS:

During the nine months ended June 30, 2023, 2,880,867 Series C warrants, 4,000,000 Series K warrants, and 12,131,647 Series M warrants expired.

At June 30, 2023, the Company has a total of 38,402,384 warrants outstanding with a weighted average exercise price of $0.19 with a weighted average remaining contractual term of 0.50 years.

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

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $259,985. These options vested immediately, with the exception of 750,000 options that vest at 25% upon grant with the remaining 75% vesting over a three-year period. During the three and nine months ended June 30, 2023, $11,084 and $73,879, respectively, was expensed to share-based compensation, compared to $nil and $44,321 for the three and nine months ended June 30, 2022, respectively.

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2021	8,335,000	0.18
Granted	-	-
Expired	-	-
Outstanding at September 30, 2022	8,335,000	$0.18
Granted	-	-
Expired	(2,300,000)	0.18
Outstanding at June 30, 2023	6,035,000	0.18
Outstanding and exercisable at June 30, 2023	5,847,500	$0.17
Weighted average remaining contractual term (years)		2.07

The aggregate of options exercisable as of June 30, 2023 had an intrinsic value of $nil for both outstanding and vested options, based on the closing price of $0.06 per share of the Company’s common stock on June 30, 2023.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES:

The Company has the following commitments and contingencies:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements including advance minimum royalty payments, with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it estimates annual fees to total approximately $236,000 per year in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K/A filed with the United States Securities and Exchange Commission (the “SEC”) on July 12, 2023. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Corporate Overview

Our business is mineral exploration in Nevada with a focus on district-scale gold projects such as our Eureka Project, which includes our material Lookout Mountain Project. We are focused on discovery of high-grade Carlin-type gold and carbonate replacement-type silver-lead-zinc-gold deposits (CRD) at Eureka. The Eureka Property includes the historic Lookout Mountain and Windfall Mines in a total property position of approximately 28 square miles (72 square kilometers).

Lookout Mountain Project, a material property:

A technical report entitled, Technical Report on the Lookout Mountain Project, Eureka County, Nevada, USA, compliant with Canadian NI 43-101 (“2013 Technical Report”), was completed on March 1, 2013. The 2013 Technical Report was prepared by Mine Development Associates (MDA) of Reno, Nevada under the supervision of Michael M. Gustin, Senior Geologist, who is a qualified person under NI 43-101. The Technical Report details mineralization at the Lookout Mountain Deposit. In addition, significant exploration potential was noted.

Subsequent to the filing of the Company’s Annual Report on Form 10-K on December 29, 2022, we re-engaged Mr. Gustin, most recently of RESPEC, to provide an updated report and summary to meet the standards of US Securities and Exchange Commission (SEC) Regulation S-K Subpart 1300. This technical report is entitled S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada and is dated June 21, 2023, with an effective date of December 31, 2022. The S-K 1300 report updates the previous gold resource calculation to include the potential amenability of the resource to mining by open pit methods. Key information from the Management Summary of the S-K 1300 Technical Report is included here:

Lookout Mountain - Mineral Resource Estimate

The gold resources at the Lookout Mountain project (Figure 1), including the Lookout Mountain and South Adit deposits, were modeled and estimated by evaluating the drill data statistically, utilizing the geologic interpretations provided by Timberline to interpret mineral domains on cross sections spaced at 50- and 100-foot intervals, refining the mineral-domain interpretations on level plans spaced at 10-foot intervals, analyzing the modeled mineralization statistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.  All modeling of the Lookout Mountain project resources was performed using Gemcom Surpac® mining software.

The Lookout Mountain project resources are presented in Table 2 below:

Table 2. Lookout Mountain Project Gold Resources

Notes:

•	The estimate of the Lookout Mountain project Mineral Resources was completed by RESPEC Company LLC of Reno, Nevada.

•	The Mineral Resources are comprised of oxidized model blocks that lie within optimized pits at a cutoff grade of 0.005 oz Au/ton plus unoxidized blocks within the optimized pits at a 0.055 oz Au/ton cutoff.

•	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

•

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

•	The effective date of the resource estimate is December 31, 2022.

•	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Timberline does not have permits to operate a mine. The Company operates exploration activities at Lookout Mountain under a Plan of Operations (PoO) approved in 2010 by the Bureau of Land Management (BLM), subject to annual workplan amendments for drilling related disturbance. Additional environmental and engineering studies will be required to support a mine plan of operations with the BLM to comply with the National Environmental Policy Act (NEPA), and to meet State of Nevada Bureau of Mine Regulation and Reclamation and other agency permit requirements.

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

Qualified Person’s Conclusions and Recommendations on Lookout Mountain

RESPEC has reviewed the project data and has visited the site. RESPEC and Timberline’s non-independent QP, Dr. Steven Osterberg, believe the data reviewed is an accurate and reasonable representation of the Lookout Mountain project.

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

Ongoing Exploration Work at Lookout Mountain

Since 2013 Timberline has focused its exploration work outside the Lookout Mountain resource in other parts of the Eureka Property. However, the exploration Plan of Operations includes provisions for drilling and other exploration activity within the resource area and beyond it into other target areas such as the Water Well Zone, Rocky Canyon, and the Graben Zone. While these targets are not addressed in the S-K 1300 Technical Report as part of the Lookout Mountain Project, they and other targets are part of the larger Eureka Property.

To support additional exploration at Lookout Mountain, the Company’s environmental consultant advanced an update of the exploration Plan of Operations by expanding the site Cultural Resources Survey. Field work for the survey was completed in 2022, with follow-up analysis continuing through the second quarter of calendar year 2023. The contractor submitted a final report to the BLM in July 2023. As with earlier reviews, multiple cultural avoidance areas are identified and will require additional site screening and potential mitigation prior to completion of field work such as drilling activities. Management does not consider the avoidance areas to be a significant impediment to planned exploration activities as they are typically small areas around which drill sites and access roads can be positioned.

New Exploration Targeting for Carlin-type Gold and Carbonate Replacement Deposits:

Timberline’s primary exploration efforts to-date have focused on the discovery of Carlin-type gold deposits such as that at Lookout Mountain and the historical Windfall Mine. Through evaluation of district data, our geologists also recognize potential for the discovery of silver-lead-zinc and gold deposits of the CRD type. Timberline has advanced some of these targets during Q3 of FY 2023.

Ongoing analysis of district exploration data has defined three primary target areas (New York Canyon, Windfall, and Lookout-Oswego areas) for discovery of CRD silver-lead-zinc deposits at Eureka (identified in blue in Figure 1). The following is a discussion of recent work on these targets.

New York Canyon Target

During Q3/FY2023, the Company completed an acquisition of additional fractional interest in 3 of 9 patented claims previously acquired at New York Canyon. As patented claims, drilling is permissible with minimal permit requirements. The drilling will initially target highly de-calcified and/or silicified rocks of the Ordovician Hanson Creek formation, which carry high-grade gold and silver (Figure 2). Selected rock samples were reported in a Company news release dated February 2, 2023 and are highlighted in the figure. These included samples containing gold values of 55, 32, 23.3, 22.5, and 14.95 g/t and silver values of 750, 582.5, 558, 555, and 299 g/t.

Mapping and sampling at New York Canyon have confirmed the presence of important northwest trending structures that seem to control high-grade rock sampling and much of the historical mining in the area. Company geologists see the potential for the development of more mineralization along these structures, both in the near surface and to greater depth. There is also a major north-northeast striking fault through New York Canyon that may be important in focusing mineralization. The Ordovician Pogonip group of rocks (shaded light blue on Figure 2) is dipping east beneath the area of anomalous rock samples. The Pogonip includes potentially important host rocks that may constitute strong silver-gold targets at depth.

Figure 1. Location of Lookout Mountain Gold Resource and CRD Exploration Target Areas.

Timberline
North
East
N
i80 Gold
Ruby Hill Mine
Hilltop
Eureka
ADAMS HILL
Fad Shaft
RUBY HILL
RICHMOND MOUNTAIN
New York Canyon
Eureka CRD District (Ag-Pb-Zn)
SWISS MOUNTAIN
MOUNTAIN BOY RANGE
Silver Conner
Diamond
4th of July
SPANISH MOUNTAIN
DOME MOUNTAIN
Windfall
East Slope
Hoosac
Burning Moscow
WHITE MOUNTAIN
Eureka Gold Belt
SENTINEL MOUNTAIN
Lookout Mountain
Oswego
LEADER MOUNTAIN
PINTO BASIN
Lookout Mountain Gold Resource
South Adit Gold Resource
SOUTH HILL
Ag-Pb-Zn (Au) CRD Targets
Historical Mines
Active Mine
Open Pit Mines
Gold Resource Areas
Timberline Patented Claims
Timberline Property Block
US Hwy 50
0
4Km
20230706 District Overview Map.pex

Figure 2. New York Canyon Geology and Ag-Au Rock Geochemistry.

Timberline RESOURCES
N
Trt
Qal
Qal
Drillhole Target Area
Ag: 299 g/t
Ohc
Ag: 750 g/t
Ag: 380 g/t
Ag: 251 g/t
Op
Au: 32 g/t
Ag: 256 g/t
Au: 15 g/t
Ag: 339 g/t
Ag: 555 g/t
Au: 55 g/t
Au: 22.5 g/t
Ag: 286 g/t
New York Canyon Claim Block
Oe
Knc
Pcr
Au: 12.8 g/t
0
500m
Fault-concealed
Fault
Timberline Property Block
Timberline Patented Claims
Roads
US Hwy 50
Rock Sample Silver (g/t)
<1 g/t
1 to 10
10 to 50
50 to 100
100 to 250
>= 250
Rock Units
Qal - Alluvium
Trt - Tertiary Rhyolite
Trs - Tertiary Rhyodacite
Pcr - Carbon Ridge Fm
Knc - Newark Canyon Fm
Ohc - Hanson Creek Fm
Oe - Eureka Quartzite
Op - Pogonip Group
20230317 NYC Ag Rock Geochem.pex

Figure 3. 3-D Perspective of the Windfall area Exploration Target Areas, Structures, and IP Anomaly Trends.

Timberline RESOURCES
Fault
North
East
RL
Jackson
Prospect Mountain East Slope
IP Anomaly Trend
Paroni Pit
Au: 1.8 g/t
Au: 43.0 g/t
Au: 2.3 g/t
Au: 1.1 g/t
Au: 1.7 g/t
Windfall Pit
Windfall Mine Trend
Au: 2.0 g/t
Au: 4.5 g/t
Au: 1.5 g/t
Rustler Pit
Au: 0.3 g/t
Ag: 171 g/t
Pb: 6.1%
IP Anomaly Trend
Fault
Au: 2.1 g/t
Ag: 166 g/t
Au: 0.75 g/t
Ag: 95 g/t
Hoosac Trend
Hoosac
Hoosac Mine
Au: 2.0 g/t
Ag: 172 g/t
Au: 0.75 g/t
Ag: 95 g/t
Au: 1.55 g/t
Ag: 96 g/t
Rock Sample Gold (g/t)
<0.25 g/t
0.25 to 1 g/t
1 to 5 g/t
5 to 10 g/t
10 to 25 g/t
≥ 25
Au Grade-Thick (g*m)
2 to 25
25 to 50
50 to 100
100 to 200
> 200
0
500
1000m
Target Areas
Open Pits-Historical
Property Boundary
Faults
Patented Claims
20230806 WF IP_3D.pex

Windfall-area Targets: Hoosac, Windfall Mine trend, and Prospect Mountain

Rock sampling and historical drilling from the vicinity of the Rustler, Windfall, and Paroni pits clearly indicate remaining potential for Carlin-type gold along the Windfall trend. Figure 3 includes selected rock samples and drill intercepts from the Timberline database. Sampling from 2022 returned numerous samples with more than 1.0 g/t gold, including one sample that assayed 43g/t gold.

Anomalous CRD-type silver-gold occurs in the Windfall area east-southeast of the historical Rustler open pit gold mine (Figure 3). Silver and gold mineralization, including rock samples of 271 g/t Ag and 2.1 g/t Au, occurs along several hundred meters of strike of a structural corridor that parallels the Windfall trend. The Hoosac Trend exhibits intense alteration (silicification) and induced polarization (IP) chargeability anomalies, locally with elevated base metals (6.1% lead). The historical Old Hoosac Mine occurs in this area. Historical samples from mine waste dumps identified gold up to 1.6 g/t and silver up to 96 g/t. Drilling to-date has not significantly tested this structural corridor or the related geophysical anomalies, identified in Figure 3 as the Hosac Trend.

A second linear IP Anomaly occurs west of the Windfall Trend along the east slope of Prospect Mountain (Figure 3). The strong anomaly is hosted within the Cambrian-aged Eldorado Dolomite adjacent to the Jackson Fault. Little is known about this target yet, except that it occurs in a favorable geologic setting for CRD mineralization – analogous to historical mines such as the Diamond Mine and Fad Shaft to the north and the Burning Moscow to the south (Figure 1). There is considerable exploration work occurring along the apparent northern continuation of this feature (North Peak Resources at the historical Prospect Peak Mine Complex and i80 Gold Corp. at the Hilltop and Blackjack targets at the Ruby Hill Mine).

Oswego Area:

Timberline has previously reported significant high-grade gold from the Oswego target, approximately 1.5 kilometers east of Lookout Mountain. A Company news release dated December 6, 2021 detailed the results of rock chip and channel sampling along a fault scarp of the Dugout Tunnel Fault at Oswego, which included 25.9m @ 14.4 g/t Au and 27.4m @ 12.0 g/t Au. The same channel samples included significant silver, 25.9m @ 24.2 g/t Ag and 27.4m @ 8.5 g/t Ag. While occurring in a fault zone, this gold and silver occurrence is hosted in the Eldorado Dolomite, one of the most important hosts of CRD mineralization in the district (Figure 4).

The multielement geochemistry on this target is complex, including typical Carlin-type gold indicators (gold, arsenic, and antimony) and elements usually associated with CRD deposits (silver, lead, zinc, antimony, and bismuth). As reported elsewhere in the Eureka District, this could be the result of overlapping CRD silver-gold and Carlin-type gold. The nearby historical Oswego and Geddes-Bertrand Mines demonstrate even higher silver values (as high as 2,000 g/t) with strong peak values in lead (7.5%) and zinc (23.3%), including associated arsenic and antimony. There is insufficient drilling in this area to assess the potential for either Carlin-type gold or CRD silver-gold, and historical drilling in the area was very shallow (typically less than 500 ft).

Lookout Mountain Area:

Timberline geologists continue their assessment of the Lookout Mountain part of the district in the context of the Water Well Zone gold results and deeper results from the Graben Zone reported in 2022 i80 Gold Corp also continues to release significant gold and silver results from their ongoing exploration at the Ruby Hill Mine and its numerous exploration targets. These results indicate the presence of multiple types of mineral deposits, including Carin-type gold, CRD-type silver-lead-zinc, and possibly skarn or epithermal gold-silver deposits. The various historical deposits, current resources, and exploration targets at Ruby Hill are hosted in sedimentary rocks of Cambrian and Ordovician age, as well as intrusive rocks of likely Cretaceous age. Lookout Mountain and Water Well Zone are host to significant gold mineralization a similar section of Cambrian rocks, but nearby silver mineralization drilled by Timberline may be hosted in younger Ordovician rocks, and potentially in intrusive rocks of unknown age (Company news release dated March 24, 2022).

Three Timberline drill holes in 2021 and 2022 drilled peripheral to the strong IP anomaly intersected likely CRD-related mineralization associated with granitic dikes and intensely altered contact-metamorphosed sedimentary rocks. The silver intercepts included:

•	203m @ 5.3 g/t Ag, including 56.9m @ 12.2 g/t;
•	35m @ 10.1 g/t Ag; and
•	79.2 m @ 8.2 g/t Ag and and 30.5 m @ 12.2 g/t Ag.

Figure 4. Lookout Mountain and Oswego Surface Rock Au and Ag geochemistry, and Drillhole Silver.

Timberline Resources
N
Rocky Canyon
IP Anomaly (open to north)
Lookout Mountain Fault Zone
Ag: 360 ppm
Zn: 6.7%
Geddes-Bertrand Mine
Ag: 1427
Zn: 20%
Au: 3 g/t
Tunnel Fault Zone
Ag: 773 g/t
Pb: 1.4%
Zn: 8.7%
79.2m @ 8.2 g/t Ag,
and 30.5m @ 12.2 g/t
Ag: 613 g/t
Pb: 1.3%
Zn: 3%
35m @ 10.1 g/t Ag
Channel Samples:
25.9m @ 14.4 g/t Au, 24.2 g/t Ag,
27.4m @ 12.0 g/t Au, 8.5 g/t Ag
203m @ 5.3 g/t Ag
incl. 56.9m @ 9.7 g/t
Au: 0.6 g/t
Ag: 1,493 g/t
Pb: 4.2%
Zn: 12.4%
Water Well Zone
IP Anomaly (20 msec)
Oswego Mine
Au: 1.8 g/t
Au: 2.9 g/t
Surprise Peak
Ag: 596 g/t
Lookout Mountain Gold Resource
Rock Units
Qal - Alluvium
Trt - Tertiary Rhyolite
Trs - Tertiary Rhyodacite
Ohc - Hanson Creek Fm
Oe - Eureka Quartzite
Op - Pogonip Group
Cwb - Windfall Fm
Cd - Dunderberg Fm
Ch - Hamburg Fm
Cs - Secret Canyon Fm
Cg - Geddes Fm
Ce - Eldorado Dolomite
Cpm - Prospect Mtn Quartzite
Rock Sample Silver (g/t)
1 to 10
10 to 50
50 to 100
100 to 250
>= 250
0
500m
Rock Sample Gold (g/t)
0.05 to 0.25 g/t
0.25 to 0.5 g/t
0.5 to 5 g/t
5 to 10 g/t
≥ 10
Fault
Patented Claims
Open Pit
Drill Hole Ag (g/t)
≥ 1 g/t
≥ 10 g/t
20230731 Oswego Ridge Geochem over Geology base.pex

A strong IP chargeability anomaly (Figure 4) extends 1.3 km north-south and on-trend with similar anomalies to both north and south. The geophysical anomalies seem to be aligned with deep throughgoing high-angle faults. While the geophysical target has only been peripherally tested, the occurrence of Carlin-type gold and CRD type silver intercepts in this area with granitic dikes and hornfelsed and altered carbonate rocks compares favorably with the more advanced polymetallic discoveries being made at the Ruby Hill Mine in the northern part of the district.

A key ingredient in the large and growing metal endowment in the northern part of the district seems to be the large-scale igneous complex in the area (Graveyard Flats, Ruby Hill, and Mineral Point intrusives). Timberline geologists are working to assess the intrusive rocks already encountered in the Lookout Mountain area, including conducting age dating. A preliminary interpretation of historical magnetic data suggests that the Lookout Mountain area is underlain by a significant intrusive phase that may be similar to the Graveyard Flats intrusion at Ruby Hill. Much more work is needed to address this question, but early drill testing in the area has already encountered granitic dikes with associated silver at less than 1,000 feet depth. In addition to the various Carlin-type gold targets in the Lookout Mountain area, Timberline expects to develop CRD-type targets for drilling at the earliest opportunity.

Non-Material Properties:

We also control multiple projects that are not material to the Company at this time, pending further exploration activities, including:

•	The multiple targets of the Eureka Property apart from the Lookout Mountain project, such as the Windfall Trend, Water Well Zone, Rocky Canyon, Oswego New York Canyon, and others, are actively being explored but have not yet advanced to a point of materiality for the Company.

•	The Paiute Project, held jointly with Nevada Gold Mines, is in the Battle Mountain District at the northern end of the Battle Mountain-Eureka Trend. There was no significant work conducted at Paiute during the quarter.

•	The Seven Troughs Project in northwestern Nevada is a historical high-grade epithermal vein district. We conducted no significant work at Seven Troughs during the quarter.

Results of Operations for the three and nine months ended June 30, 2023 and 2022

Consolidated Results

(US$)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Exploration expenses:
Eureka	$46,478	$808,519	$533,449	$2,462,543
Other exploration properties	62,283	87,946	194,378	234,254
Total exploration expenditures	108,761	896,465	727,827	2,696,797
Non-cash expenses:
Stock option expenses	11,084	-	73,879	44,321
Depreciation, amortization and accretion	1,715	1,478	5,145	4,434
Total non-cash expenses	12,799	1,478	79,024	48,755
Professional fees expenses	58,393	61,234	171,904	155,938
Insurance expenses	40,821	43,204	125,739	116,651
Salaries and benefits expenses	77,279	71,819	204,961	219,750
Interest and other (income) expense	16,726	228,479	42,117	251,505
Other general and administrative expenses	78,762	148,270	308,011	283,499
Net loss	$393,541	$1,450,949	$1,659,583	$3,772,895

Our consolidated net loss for the three months ended June 30, 2022 was $393,541, compared to a consolidated net loss of $1,450,949 for the three months ended June 30, 2022. Total exploration expenses of $108,761 were recorded on our statement of operations for the three months ended June 30, 2023, compared with $896,465 for the three months ended June 30, 2022. The year-over-year decrease in net loss is mainly due to a decrease in exploration expense, combined with slight decreases in professional fees expense, insurance expense, interest and other (income) expense, and other general and administrative expense during the three months ended June 30, 2023.

Our consolidated net loss for the nine months ended June 30, 2023 was $1,659,583, compared to a consolidated net loss of $3,772,895 for the nine months ended June 30, 2022. Total exploration expenses of $727,827 were recorded on our statement of operations for the nine months ended June 30, 2023, compared with $2,696,727 for the nine months ended June 30, 2022. The year-over-year decrease in net loss is due to the significant decrease in exploration expenses and other (income) expense.

Subject to adequate funding in 2023, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At June 30, 2023, we had assets of $14,866,883, consisting of cash of $172,416, property, mineral rights and equipment of $14,127,178, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $38,646.

On June 30, 2023, we had total liabilities of $637,825 and total assets of $14,866,883. This compares to total liabilities of $1,157,467 and total assets of $16,972,229 on September 30, 2022. As of June 30, 2023, our liabilities consist of $142,325 for asset retirement obligations, $270,991 of senior unsecured note payable – related party, and $119,511 of trade payables and accrued liabilities and $104,998 of interest and expenses payable to related parties. Of these liabilities, $495,500 are due within twelve months. The liabilities compared to September 30, 2022 have changed as a result of a decrease in trade payables and accrued liabilities offset by increases in accrued interest - related party. The decrease in total assets was due to the usage of cash to reduce accounts payable and to pay Company operating expenses, offset by an increase in property, mineral rights, and equipment.

On June 30, 2023, we had negative working capital of $290,138 and stockholders’ equity of $14,229,058 compared to working capital of $1,423,723 and stockholders’ equity of $15,814,762 for the year ended September 30, 2022. Working capital experienced an unfavorable change because of the decrease in cash associated with payments of accounts payable and operating expenses, offset by increases in accrued interest - related party.

During the nine months ended June 30, 2023, we used cash from operating activities of $2,132,869, compared to cash used of $3,686,561 for the nine months ended June 30, 2022. The use of cash from operating activities results primarily from the net loss of $1,659,583 for the nine-month period ended June 30, 2023 compared to net loss of $3,772,895 for the nine months ended June 30, 2022. Changes to the net loss for the comparative periods are described above.

During the nine-month period ended June 30, 2023, cash of $133,302 was used by investment activities, compared with cash of $43,947 used by investment activities for the nine-month period ended June 30, 2022. During the nine months ended June 30, 2023, we used $133,302 for mineral rights compared to $54,000 paid for mineral rights and received a reclamation bond refund of $10,053 for the nine months ended June 30, 2022.

During the nine-month period ended June 30, 2023, no financing activities occurred, compared to cash of $4,586,086 provided during the nine-month period ended June 30, 2022.

Going Concern:

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2022 disclose a ‘going concern’ qualification to our ability to continue in business. These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

At June 30, 2023, we had negative working capital of $290,138. We had $495,500 outstanding in current liabilities and a cash balance of $172,416. As of the date of this report on Form 10-Q, we do not have sufficient cash to meet our normal operating commitments for the next 12 months, without raising additional funds. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

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

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2022 Form 10K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

On July 12, 2023, we filed Amendment No. 1 to Timberline Resources Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, to incorporate additional information concerning Timberline’s properties, including revisions made in the report entitled “S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada” which has a revised and amended date of June 21, 2023 and an effective date of December 31, 2022. The enhanced disclosures of this Form 10-K/A were made to comply with guidance provided by Regulation S-K Subpart 1300. The Form 10-K/A disclosed ineffective disclosure controls and procedures for the period ended September 30, 2022, due to amendments we made in that Form 10-K/A concerning disclosures of variables and computations of mineral resources, as required by Subpart 1300 of Regulation S-K, which had been amended in a prior year. During the quarter ended June 30, 2023, we engaged qualifying professionals to re-issue our technical report on the Lookout Mountain project and included the required information in the Form 10-K/A filed on July 12, 2023.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2023, the Company’s internal controls over financial reporting are effective.

Management’s Remediation Initiatives

Management’s remediation initiatives included implementing additional segregation of duties over cash management, specifically in bank account reviews and reconciliations. An additional person, independent of the processing of processing of vendor invoices and payments has been engaged and assigned to perform the reviews and reconciliations of bank accounts on a monthly basis. Those responsibilities were initiated during the quarter ended March 31, 2023 and were fully in place and operation for the quarter ended June 30, 2023. The Company has three employees, and management has concluded that anticipated business growth and the accompanying expansion of staffing will improve effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

The Company made no changes in internal controls over financial reporting in the quarter ended June 30, 2023.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2022, which was filed with the SEC on July 12, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2023, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

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
10.1

Technical report entitled S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada dated June 21, 2023 with an effective date of December 31, 2022, incorporated by reference to exhibit 10.15 to the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on July 12, 2023.

10.2	Management Summary of SK 1300 Report, incorporated by reference to exhibit 10.16 to the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on July 12, 2023.
10.3	Consent of Qualified Person for RESPEC, incorporated by reference to exhibit 10.17 to the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on July 12, 2023.
10.4	Consent of Qualified Person for Steven A. Osterberg, incorporated by reference to exhibit 10.18 to the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on July 12, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Patrick Highsmith
Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer)
Date:	August 11, 2023

By:	/s/ Ted R. Sharp
Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 11, 2023

