Form 10-K
period 2023-09-30
Timberline Resources Corp
filed 2024-01-02
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9030 North Hess St., Suite 161
Hayden, Idaho	83835
(Address of Principal Executive Offices)	(Zip Code)

(208) 664-4859

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	TLRS TBR	OTCQB TSX-V

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of March 31, 2023, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $6,903,983. This figure is based on the closing sale price of $0.08 per share of the Registrant’s common stock on March 31, 2023 on the OTCQB.

Number of shares of Common Stock outstanding as of December 29, 2022:  189,996,152

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

Effective January 1, 2021, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance, which are currently set forth in Item 102 of Regulation S-K Subpart 1300 under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amendments more closely align the SEC’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards. This Annual Report on Form 10-K incorporates the disclosures and information required under the guidance of Subpart 1300.

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

In August 2014, we closed our acquisition of Wolfpack Gold (Nevada) Corp. (“Wolfpack US”), a U.S. company and a wholly owned subsidiary of Wolfpack Gold Corp., a Canadian-based resource company (“Wolfpack Gold”), that was in the business of acquiring, exploring, and developing mineral properties with a focus on gold exploration in the dominant gold producing trends in Nevada. As a result of this acquisition, we obtained cash and several projects at various stages of exploration in the gold trends in Nevada.

On March 17, 2015, Timberline signed a definitive option agreement to purchase 100% ownership in the Talapoosa Project in Nevada from Gunpoint Exploration Ltd. (Gunpoint). The Talapoosa Project is located in western Nevada and contains a resource of over 1 million ounces of gold. Under terms of the agreement Timberline paid Gunpoint $300,000 in cash and 2,000,000 shares of common stock on signing the agreement and was required to pay $10,000,000 (“Option Payment”) within 30 months of the agreement date to acquire 100% ownership, subject to significant contingent payments if the price of gold traded above US $1,600 per ounce for extended periods in the five (5) ensuing years. On October 26, 2016, the agreement was amended to extend the option exercise period to March 31, 2019 with the following schedule: payment of $1,000,000 and 1,000,000 common shares of the Company by March 31, 2017, payment of $2,000,000 and 1,000,000 common shares by March 31, 2018, and a final payment of $8,000,000 and 1.5 million common shares by March 31, 2019. Timberline chose to not make the required payment due on March 31, 2018, and, therefore, the Agreement was terminated, resulting in a $3.2 million write off of a loss on abandonment of mineral rights.

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

The ICBM Joint Venture Earn-in Agreement has expired, and Timberline vested its property interest at 74.1%.

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

Under terms of the LLC Agreement, PM&G committed to $3,000,000 of work expenditure during each of the first two years following the agreement effective date of June 28, 2019. PM&G committed $755,605 towards the first-year obligation due on June 28, 2020, but failed to deliver sufficient capital to meet the required first year investment. Under the terms of the agreement, after written notice and a 30-day cure period, PM&G did not cure the matter and thereby resigned from the LLC Agreement, giving up all claims and rights to the property.

Overview of Our Mineral Exploration Business

We are a mineral exploration business and, if and when we establish mineral reserves, a development company. Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. We acquire properties which we believe have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims on private property owned by others. An unpatented mining claim is an interest that can be acquired in the mineral rights on open lands of the federally owned public domain. Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management (the Federal agency that administers America’s public lands), that grant the holder of the claim a possessory interest in the mineral rights, subject to the paramount title of the United States.

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

Portions of our mineral properties at September 30, 2023 are owned by third parties and leased to us, or carry a financial commitment from us, as outlined in the following table:

Property Name	Third Party	Number of Claims	Area	Agreements/ Royalties
Lookout Mountain (Eureka)	Rocky Canyon Mining Company	373	6,368 acres	3.5% NSR + 1.5% NSR capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.
Silverado	Silver International	10	100 acres	1% NSR + $10,000 Annual lease payment
Seven Troughs	Slash, Inc.	302	4,030 acres	2% NSR; 50-year lease term commencing December 31, 1975; no annual lease payments;
Paiute	Nevada Gold Mines by assignment from LAC Minerals (USA) LLC	65	1,343 acres	ICBM Joint Venture Earn-in Agreement expired. Timberline vested property interest at 74.1%.

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

Our Offices and Other Facilities

We currently maintain our administrative office at 9030 North Hess St., Suite 161, Hayden, ID 83835. The telephone number is (866) 513-4859 (toll free) or (208) 664-4859. We also maintain warehouse space in Eureka, NV 89316.

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

Reclamation

We generally are required to mitigate long-term environmental impacts of prospecting and drilling activities, which are normally minor but may require contouring, re-sloping and re-vegetating roads and drill sites. Similarly, the greater impacts of mining and mineral processing operations must also be mitigated by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies and may require us to remit cash to pay for reclamation bonds. Should we cease operations without performing the required reclamation, these bonds would cover the cost of reclamation activities to be performed by the regulatory agency.

The Commodities Market

The prices of gold and silver have fluctuated during the last several years, with the prices of gold and silver falling to their lowest levels in the past several years in 2015 and early 2016, before rebounding. In 2017, gold traded between approximately $1,151 and $1,346 per ounce. In 2018, gold traded between approximately $1,175 and $1,355 per ounce. In 2019, gold traded between approximately $1,270 and $1,547 per ounce. In 2020, gold traded between approximately $1,474 and $2,067 per ounce. In 2021, gold traded between $1,683 and $1,943 per ounce. In 2022, gold traded between approximately $1,634 and $2,039 per ounce. The price of gold was $2,048 per ounce in April 2023, but traded considerably lower during the year, reaching as low as $1,628 per ounce in November 2022, before rising back up to approximately $2,032 at the time of this writing. All of these gold prices are based on the London PM Fix Price per troy ounce of gold in U.S. dollars.

In 2017, silver traded between approximately $15.22 and $18.56 per ounce. In 2018, silver traded between approximately $13.97 and $17.52 per ounce. In 2019, silver traded between approximately $14.38 and $19.42 per ounce. In 2020, silver traded between approximately $12.01 and $28.89 per ounce. In 2021, silver traded between $21.52 and $29.58. In 2022, silver traded between $17.77 and $26.17 per ounce. The price of silver was $18.39 per ounce in October 2022, and continued to rise to a high of $26.02 in April 2023 before settling at approximately $24.19 at the time of this writing. All of these silver prices are based on the London Fix Price per troy ounce of silver in U.S. dollars.

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

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2023, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. As of September 30, 2023, we have negative working capital of approximately $108,000. We will need to raise funds in the form of equity or debt financings to fund normal operations for the next 12 months.

Full disclosure of the going concern qualification appears in Part II, Item 7 - Financial Condition and Liquidity, and also in the notes to the financial statements (See Note 2 – Summary of Significant Accounting Policies.)

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral properties since our incorporation in 1968, we were inactive for many years prior to our new management in 2004. Since 2004, we have not yet established any mineral reserves. As a result, we have not had any revenues from our exploration activities. While we have had a wholly owned drilling services subsidiary which has generated revenues in past fiscal years, we no longer own that business.In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine.Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully.As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We have incurred losses since inception and expect to continue to incur losses in the future. We incurred the following net losses during each of the following periods:

•	$2,180,344 for the year ended September 30, 2023
•	$5,961,907 for the year ended September 30, 2022; and
•	$4,707,815 for the year ended September 30, 2021

We had an accumulated deficit of approximately $76.5 million as of September 30, 2023. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and re-establish pre-disturbance landforms and vegetation.

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

There are hundreds of public and private companies that are actively engaged in mineral exploration. A representative sample of exploration companies that are similar to us in size, financial resources, and primary objective include such publicly traded mineral exploration companies as Allegiant Gold Ltd. (AUAU.V), NuLegacy Gold Corp (NUG.V), Comstock Mining Inc. (LODE), Viva Gold Corp (VAUCF), Nevgold Corp (NAUFF), Ridgeline Minerals Corp (RDGMF) and Summa Silver Corp (SSVR).

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

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be challenged as defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims. If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse effect on our financial position or results of operations. There can be no assurance that any such disputes or challenges will be resolved in our favor.

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

Conflicts of Interest

Certain of our officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in mineral properties. Such associations may give rise to conflicts of interest from time to time. Our directors are required by Delaware’s General Corporation Law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any of our projects or opportunities. In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

We have not adopted any separate formal corporate policy regarding conflicts of interest; however, other corporate governance measures have been adopted, such as creating a directors’ audit committee requiring independent directors. Additionally, our Code of Ethics does address areas of possible conflicts of interest. As of the date of filing of this report, we had two independent directors on our board of directors (Leigh Freeman and Pamela Saxton). We have formed three committees to ensure our legal compliance. We established an independent audit committee consisting of two independent directors, both of whom were determined to be “financially literate” and one of whom was designated as the “financial expert.” We also formed a compensation committee comprised entirely of independent directors and a corporate governance and nominating committee, the majority of which is comprised of independent directors. At this time, we feel that these committees and our Code of Ethics provide sufficient corporate governance for our purposes.

Dependence on Key Management Employees and Contractors

Our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures such as Patrick Highsmith, Steven Osterberg, and Ted Sharp. The loss of any of these key people could have a material adverse effect on our business. In this regard, we have attempted to reduce the risk associated with the loss of key personnel and have obtained directors and officers insurance coverage. In addition, our shareholders have approved our 2015 Stock and Incentive Plan and 2018 Incentive Plan so that we can provide incentives for our key personnel.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of September 30, 2023, there are also outstanding options and warrants granted that are exercisable into 17,898,522 common shares. If all of these options and warrants were exercised, the underlying shares would represent approximately 9.32% of our issued and outstanding shares. If all of these options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

Nevada Gold Properties

The Company currently controls three mineral properties in Nevada including Eureka, Paiute, and Seven Troughs (Figure 1).

Eureka Project (Battle Mountain/Eureka Trend)

We acquired the Eureka Project as part of our acquisition of Staccato Gold Resources Ltd. (“Staccato Gold”) and its wholly owned subsidiary, BH Minerals USA, Inc. (“BH Minerals”), in June 2010. Eureka comprises an area of 18,464 acres (~29 square miles) within the Battle Mountain – Eureka Mineral Trend. The property’s northern boundary is located approximately 1 mile south of the town of Eureka, Nevada, in Eureka County (Figure 2).

Historical production of gold in the project area included approximately 112,000 oz at the Windfall Mine, which began operation in 1975 (Russell, 2005). An additional 17,700 oz of gold was produced from the Lookout Mountain Pit which operated in 1987 (Cargill, 1988, Jonson, 1991).

Property Description

The Eureka Project is situated in the southern part of the Eureka mining district, within T19N, R53E and unsurveyed T17N and T18N, and R53E (Figure 2). The property is also within the bounds of the United States Geological Survey (USGS) 1:24,000-scale 7.5-minute topographic series maps of the Pinto Summit and Spring Valley Summit quadrangles.

The property consists of 1,036 claims totaling 18,249 acres most of which are US Bureau of Land Management (BLM) unpatented claims with the remainder being patented (Table 1). Timberline pays federal and county claim maintenance fees on the Eureka Project. The federal claim fees are due to the BLM before September 1 of each year, and the county fees are due to Eureka County on November 1 of each year. All unpatented mining claims on the Eureka property have been located under the General Mining Laws of the United States on BLM managed lands.

Timberline
RESOURCES
Winnemucca
Battle Mtn
Carlin
Elko
CARLIN TREND
Paiute
BATTLE MTN-EUREKA TREND
Seven Troughs
Reno
Fallon
Eureka
Eureka
Ely
WALKER LANE
Tonopah
N
Timberline Properties
Mineralized Trends
Las Vegas
0 25 50 100 Miles
0 50 100 200 km
Document Name: 20200714_General Location NEVADA_Presentation Version

Figure 1. Timberline Project Locations

Timberline
RESOURCES
i80 Gold
Ruby Hill Mine
Hilltop
Eureka
Fad Shaft
New York
Canyon
Ruby Hill
Stopes
Seventy
Six
Wabash
Diamond
Paroni
Production (historical)
Open Pit: 30,000 oz Au
Windfall
Production (historical)
Underground: 24,000 oz Au @ 0.368 oz/ton
Open Pit: 31,000 oz Au @ 0.04 oz/ton
Rustler
Production (historical)
Open Pit: 50,000 oz Au
Burning
Moscow
Hoosac
Lookout Mountain
Production (historical)
17,700 oz Au @ 0.12 oz/ton
Geddes-
Bertrand
Oswego
Lookout Mountain Au Resource:
423,000 oz (M&I) @ 0.017 oz/ton
84,000 oz (Inf) @ 0.011 oz/ton
South Adit
ADAMS HILL
RUBY HILL
RICHMOND MOUNTAIN
SWISS MOUNTAIN
SPANISH MOUNTAIN
WHITE MOUNTAIN
PINTO BASIN
LEADER MOUNTAIN
MOUNTAIN BOY RANGE
4,375,000m
4,370,000m
4,365,000m
4,360,000m
4,355,000m
585,000m
590,000m
595,000m
580,000m
N
Drill-indicated Gold
Historical CRD Ag-Pb-Zn-Au Mine
Gold Resource Area
Open Pit Mine
Property Outline
US Hwy 50
0 1 2 miles
0 2 4m
20231221_Eureka District Mines and Prospects.pex

Figure 2. Timberline’s Eureka Project Area

The following table summarizes the claims and royalties for the Eureka Project:

Table 1 - Eureka Project Claim and Royalty Summary

Property Name & Agreements/Royalties	Type of Claim	Number of Claims	Area
Lookout Mountain Mining lease and agreement dated August 22, 2003, and amended on June 1, 2008, between Timberline and Rocky Canyon Mining Company; 3.5% Net Smelter Return (NSR) royalty + 1.5% NSR royalty capped at $1.5 million (excludes Trevor and Dave claims); 20-year lease term commencing June 1, 2008; annual advanced royalty payment of $72,000.	Unpatented	373	6,368 acres
Trail Timberline holds title	Unpatented	30	620 acres
South Ratto Timberline holds title; 4% NSR	Unpatented	108	1,850 acres
Hoosac North Amselco 4% NSR	Unpatented	192	3,100 acres
Little Rosa (Hoosac royalty applies)	Patented	1	7 acres
Rambler (North Amselco royalty applies)	Patented	1	7 acres
TLRat Timberline holds title	Unpatented	5	72 acres
Silverado/TL 12 1%-3% NSR	Unpatented	47	947 acres
Secret Canyon/Oswego Timberline holds title. (Includes 2 mill sites on Syracuse 1 & 2) 0 – 3% NSR	Unpatented	111	1,488 acres
Secret Canyon 1% NSR	Patented	6	36 acres
Windfall Timberline holds title; 4% NSR	Patented	13	165 acres
New York Canyon Timberline holds title; 4% NSR	Unpatented	45	862 acres
New York Canyon 1.5% NSR	Patented	11	67 acres
Q Claims Timberline holds title	Unpatented	104	2,149 acres
LS Claims	Unpatented	28	578

Total Unpatented Lode Claims		1,043	18,034 acres
Total Patented Lode Claims		32	282 acres
Grand Total of Claim Holdings		1,075	18,316 acres

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

The Secret Canyon/Oswego, South Ratto, and New York Canyon claim groups are owned by Timberline, subject to royalty agreements. NSR royalties of 2% exist on the projects for claims located within one mile of the Windfall Patented claims. A small portion of the Heiro-Syracuse claim group is subject to an additional 1% NSR royalty. The NSR on the unpatented New York Canyon claims is 4%, while the NSR on the patented New York Canyon claims is 1.5%.

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

Accessibility, Physiography, Climate and Infrastructure

U.S. Highway 50 passes to the east of the Eureka Project and access is gained by heading south out of Eureka on the highway and connecting with unpaved local roads, some of which are periodically maintained by Eureka County (Figure 2). The turnoff for the New York Canyon claim group is about a half mile south of Eureka on U.S. Highway 50 and is an unpaved road running up New York Canyon on the east side of the claim group.

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

Overview of Eureka Project Geology and Exploration

The Eureka Project includes Timberline’s Lookout Mountain gold resource along with a pipeline of earlier-stage targets that feature past gold production, historic gold estimates, and/or drill-indicated gold mineralization. Timberline’s discovery to-date at Lookout Mountain includes a gold resource estimate at Lookout Mountain (reported under SEC regulation S-K 1300 and Canadian National Instrument 43-101) and an associated, but separate, high-grade zone (Water Well Zone), and several other prospects with drill indicated gold mineralization.

Exploration interest in the area of Timberline’s Eureka property began in the late 1800s as overflow from Eureka area prospecting and development of historic lead-zinc-silver+gold mines beginning in 1864 with discovery of mineralization in New York Canyon at what would become the Seventy-Six Mine, a patented claim now owned by Timberline (Figure 2). The first discovery of gold with no base metals was made in 1904 at Windfall. Mining subsequently occurred from the Windfall underground mine where approximately 24,000 oz was produced intermittently between 1909 and 1952. Silver was discovered south of Windfall with production of unknown scale from the Geddes-Bertrand mine around 1974-1975 and similarly gold and/or silver with lead from other lesser operations such as the Hoosac, Oswego, and Paige Corwin mines.

Geologic studies (King, 1878; Hague, 1883, 1892; Curtis, 1884; Walcott, 1884) began in the Eureka district approximately concurrent with the start of silver-lead mining by government geologists and formed the initial foundation for further exploration. Studies continued with the work of Nolan and others (1956), and Nolan and Hunt (1968). The district lies at the northern end of the Fish Creek Range and is underlain by a miles-thick sequence of Cambrian through Devonian sedimentary rocks that were affected by the Late Devonian to Early Mississippian Antler Orogeny (Figure 3). Tertiary volcanic rocks, and Mesozoic and Tertiary intrusions occur locally. Rocks as young as Permian were deformed and cut by thrust faults, which themselves were deformed into a series of north-trending folds by compression that continued into Cretaceous time. Basin-range normal faults subsequently formed the present mountains and valleys.

Figure 3. Geology of the Eureka District

The sedimentary rocks exposed in the district are made up of limestone, dolomite, and minor amounts of shale and quartzite which total 14,500 feet in thickness in the Eureka area. Cretaceous(?) pluton(s), as well as felsic dikes thought to be of Eocene age intrude the sedimentary rocks

The lower Paleozoic calcareous rocks in Timberline’s project area are complexly folded and faulted as part of a Paleozoic thrust system that places Cambrian rocks on top of Ordovician and Silurian rocks (Nolan, 1962, Long et al., 2014), Hode et al., 2015). East-trending compression formed large north-trending folds; a later, weaker episode of north-trending compression warped the north-south folds into one large anticline with an east-trending axial plane. Three principal sets of normal faults have been identified, striking northeast, northwest, and east-west, and there are also strike-slip faults that appear to be tear faults associated with the thrusting.

“Modern” exploration in the project area began in the early 1960s and led to discovery of low grade, near-surface gold at Windfall. The geologic elements of the discovery, including sedimentary rock-hosted disseminated gold with indistinct assay walls in oxidized rocks, became understood to be Carlin-type gold (CTG) mineralization. The mineralization at the Windfall mine was developed by open pit mining in three sites totaling approximately 110K oz of production from the Paroni, Windfall, and Rustler open pits between 1975 and approximately 1989. The success of these open pits and geologic studies triggered further exploration through the end of the century in the broader project area resulting in identification of several new targets along three north-to-south zones trends known as Windfall, Lookout, and Oswego, each of which is approximately 3 to 4 miles (4.8-6.5 km) in length (Figure 2).

Exploration in the Ratto Ridge area resulted in discovery of Windfall-like CTG gold mineralization at Lookout Mountain where approximately 18,000 oz was mined in the mid-late 1980s (Figure 2). In follow-up to the mining, several companies explored the property prior to Staccato Gold’s work between 2003 and 2010. Exploration included extensive geologic mapping, ground magnetic surveys, property scale soil and rock sampling, and extensive drilling focused on expansion of the Lookout Mountain gold deposit. Timberline continued this exploration after their acquisition of Staccato Gold in 2010 with additional magnetics, a property scale gravity survey, IP grid surveys at Lookout Mountain and Windfall, and CSAMT surveys along with additional drilling most recently in 2022, and resource calculations. See below for further description of the property exploration results.

Timberline’s primary exploration efforts to-date have focused on the discovery of CTG gold deposits such as that at Lookout Mountain and the historical Windfall Mine. Through evaluation of district data, our geologists also recognize potential for the discovery of silver-lead-zinc + gold deposits of the intrusion-related polymetallic carbonate-replacement deposit (CRD) type, which are similar to those of the northern Eureka district. The CRD deposits in the Eureka district comprise massive to semi-massive deposits primarily of pyrite, galena, sphalerite with silver and significant amounts of gold hosted within dolomite. The Cambrian Eldorado Dolomite and Hamburg Dolomite formations are favorable hosts in the district. Timberline has advanced some of these targets during FY 2023.

2023 Lookout Mountain Gold Resource

SPECIAL NOTE TO READERS: Lookout Mountain is a material property as defined by Regulation S-K Subpart 1300 (S-K 1300) issued by the Security and Exchange Commission (SEC). All other properties described in this Annual Report are immaterial under S-K 1300.

During the 2023 fiscal year, RESPEC Company LLC completed a mineral resource estimate and an initial Technical Report Summary (TRS) for the Lookout Mountain gold deposit. The TRS and mineral resource disclosure is a requirement S-K 1300, which governs US mining projects. The updated mineral resource estimate is summarized in Table 2. The resource estimate has been constrained by optimized open pits utilizing revenue and cost inputs as summarized in the Notes to Table 2 below.

Table 2.  Updated Lookout Mountain Project Gold Resources

Notes:

•	The Mineral Resources are comprised of oxidized model blocks that lie within optimized pits at a cutoff grade of 0.005 oz Au/ton plus unoxidized blocks within the optimized pits at a 0.055 oz Au/ton cutoff.
•	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
•

The Mineral Resources are potentially amenable to open pit mining methods and are therefore constrained by optimized pits created using a gold price of US$1,800/oz, a throughput rate of 10,000 tons/day, assumed metallurgical recoveries of 80% for heap-leaching of oxidized materials and 86% for toll milling of unoxidized materials, a mining cost of US$2.50/ton, heap-leaching processing cost of $3.60/ton, toll milling cost of $80.00/ton, general and administrative costs of $0.83/ton processed, a reclamation cost of $0.25/ton processed, refining cost of $3.00/oz Au produced, and an NSR royalty of 3.5%. This study does not constitute an Initial Assessment under S-K 1300.

•	The effective date of the resource estimate is December 31, 2022.
•	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.
•	Technical Report Summary is authored by Steven Osterberg, PhD, PG (Timberline’s qualified person) and RESPEC Company LLC of Reno, Nevada

The S-K 1300 mineral resource estimate reflects our first limited economic analysis on the project. The TRS documents much work that has been accomplished over the last several years at Lookout Mountain, including initial metallurgical, environmental, and engineering studies. Advancing the deposit to pit-constrained resources has also identified opportunities for growth and optimization of the project towards economic viability. The recommendations from this study, as well as the exciting developments in the district, highlight the potential growth for both gold and silver at the Eureka Project.

The gold resources at the Lookout Mountain project were modeled and estimated by evaluating the drill data statistically, utilizing the geologic interpretations provided by Timberline to interpret mineral domains on cross sections spaced at 50- and 100-foot intervals, analyzing the modeled mineralization statistically to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model. Although geologic modeling and the early stages of drilling completed to-date at the Water Well Zone (WWZ), located east of and adjacent to the north end of the gold resource (Figure 4), suggest mineralization is related to that in the Lookout Mountain gold resource area, the low density of drilling precludes it from incorporation into the current resource model.

The resources reported by RESPEC are open along strike in both directions as well as down dip. The possible extension of the Lookout Mountain deposit south through to the South Adit resource (Figure 2), located approximately 3,500 feet south of the southern limit of the modeled mineralization at Lookout Mountain, provides the best opportunity for near-term enhancement of project resources. In addition, there is excellent potential to add to the existing resources that lie west of the Ratto Canyon fault at the Lookout Mountain deposit.

In November 2023 the Company released the updated mineral resource estimate (MRE) for the Lookout Mountain gold deposit under Canadian National Instrument (NI) 43-101, Companion Policy 43-101CP, and Form 43-101F1, which is a Canadian Securities Administrators’ requirement for mining projects governing the disclosure of mineral reserves and resources. The updated MRE as reported under NI 43-101 is summarized in Table 2.

Timberline drilling northeast of the gold resource area has also intersected lead-zinc-silver mineralization that is consistent with CRD-type deposits. A large, induced polarization (IP) chargeability anomaly occupies the corridor adjacent to and below the known Carlin-type gold and CRD-type drill intercepts (see further discussion below). The IP anomaly has not been thoroughly drill-tested.

2023 Lookout Mountain Project Gold Exploration

The FY 2023 exploration program continued to focus primarily on exploration drilling in the WWZ (Figure 4) to test the extent of the gold mineralization at the contact between the Dunderberg and Hamburg formations (Figure 5). Three drill holes from the 2022 - 2023 drill program tested the southern end of the WWZ, constituting approximately 3,670 feet (1,119m) out of the 21,856 feet (6,662 m) program. The Company reported these results during early calendar year 2023. This drilling continued to confirm the consistent presence of gold mineralization at the key contact, but the results also encountered numerous faults that complicate the WWZ deposit – resulting in apparent gaps, as well as zones of enrichment, in the mineralization. Timberline geologists believe that recent drilling is within the footprint of a significant discovery at the Water Well Zone, and the best potential for expansion by surface drilling lies to the east (downdip) and south.

Assay highlights from the three FY 2023 drillholes in the southern WWZ are included below (using a cutoff grade of 0.3 g/t for gold):

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

Rocky Canyon
Zone
Cambrian
(lower)
Siluro - Ordovician
Graben Zone
Relay Zone
BHSE-236
BHSE-237C
BHSE-239C
BHSE-221C
BHSE-206C
BHSE-238C
BHSE-232
Oswego
Devonian
BHSE-231C
BHSE-225C
BHSE-241C
Lookout Mtn
Gold Resource
Water Well
Zone
Cambrian
(middle)
Au Grade-Thick (g
<10
10 to
25 to
50 to
75 to
0 500 1000 1500 feet
200 0 200m
Outcrop Area
Fault
Lookout Mtn Au Resource
Drillhole Type
Drill Hole Ag

Figure 4.  Plan View of Water Well Zone and Oswego Drilling

Figure 5 – Cross Section of Line 4363875N through the South WWZ with New Drilling

Additional exploration drilling completed early in FY 2023 tested the northern limits of the WWZ and its association with the Lookout Mountain gold resource (Figure 4). Four drillholes, constituting approximately 5,960 feet (1,817m) of the approximately 21,850 feet (6,662m) drill program, began in 2022 and finished in 2023.

Four drillholes in the northern WWZ encountered significant gold mineralization, while two holes intersected significant lead-zinc-silver, including drillhole BHSE-237C which cut more than 200m of strongly enriched silver. The drilling confirmed that the Carlin-type gold system continues across a major fault zone bounding the north of the WWZ and into younger Ordovician rocks. Lead-zinc-silver mineralization related to granitic intrusions is thought to be CRD-related. Assay highlights from the drilling include (using cutoff grades of 0.3 g/t for gold and 1.0 g/t for silver):

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

The overlapping CTG gold and older CRD silver mineralization is becoming characteristic of the Eureka area, as is now in evidence at various places along more than 8 km of the trend from i80 Gold’s Ruby Hill Mine in the north to the WWZ in the south (Figure 2).

2023 Exploration Permitting at Lookout Mountain

Permitting at Lookout Mountain was also advanced during 2023. Field activities such as exploration drilling are completed at Lookout Mountain under the provisions of an exploration Plan of Operations (PoO) initially approved by the BLM in 2010 and subject to annual Work Plan Amendments. In 2023, to support ongoing exploration, the Company’s environmental consultant completed an updated cultural resources field review to avoid potential site-specific impacts caused by drill-activities. Field work by archeologists was completed in 2022 with follow-up analysis including review by the State Historic Preservation Office (SHPO) continuing into 2023. A final report was submitted to the BLM in July 2023. Based on the field review, the number and cumulative size of sites which will require additional site-specific screening and potential mitigation prior to completion of drilling activities has been reduced. Management does not consider the avoidance areas to be a significant impediment to planned exploration activities as they are typically small areas around which drill sites and access roads can be positioned.

2023 Priorities for District Exploration – Carlin-type Gold and Carbonate Replacement Deposits:

Ongoing analysis of district exploration data has defined three primary target areas for Timberline at Eureka: New York Canyon, Windfall Trend, and Lookout-WWZ-Oswego areas. These target areas, or sub-districts, include the potential for discovery of additional CTG and gold-bearing CRD deposits (Figure 6). The following is a discussion of recent work characterizing these targets.

2023 New York Canyon Target

During Q3/FY2023, the Company completed acquisition of additional fractional interests in 3 of 9 patented claims previously acquired at New York Canyon. At New York Canyon, rocks sampled from Ordovician Hanson Creek formation outcrops carry high-grade gold and silver (Figure 7). Selected rock samples collected on and around the patented claims yielded gold assays of 55, 32, 23.3, 22.5, and 14.95 g/t and silver assays of 750, 582.5, 558, 555, and 299 g/t. There are small historical mines and prospects over the area, which further highlight the prospectivity. However, this area remains undrilled because these patented claims have been held by private parties for many years and never consolidated by one company.

Mapping and sampling at New York Canyon have confirmed the presence of important northwest trending structures that seem to control high-grade rock samples and much of the historical mining in the area. Company geologists see the potential for the development of more mineralization along these structures, both near surface and at greater depth. There is also a major north-northeast striking concealed fault through New York Canyon that may be important in focusing mineralization. The Ordovician Pogonip group of rocks (shaded light blue on Figure 7) is dipping east beneath the area of anomalous rock samples. The Pogonip includes potentially important host rocks that may constitute strong silver-gold targets at depth.

Timberline
i80 Gold
Ruby Hill Mine
(1) Production:
1.5M oz (1998-2020)
2021 Au Resource: 4.1 M oz (Ind.)
3.6 M oz Inf.
Fad Shaft
Eureka CRD District (Ag-Pb-Zn)
New York Canyon
(2) Rock Samples:
750 g/t Ag, 55 g/t Au
7.2% Pb, 8.4% Zn
Eureka
Windfall Mine
(3) Historical Au Production
(Windfall, Paroni, Rustler Pits):
UG: 24K oz @ 12.6 g/t
Open Pits: 112K oz @ 1.4 g/t
Gold
Belt
Lookout Mountain
(2) 17,700 oz Au @ 0.12 oz/ton
Oswego
(3) Channel Samples:
25.9m @ 14.4 g/t Au
27.4m @ 12.0 g/t Au
Lookout Mountain Au Resource
(2) 423,000 oz (M&I) @ 0.017 oz/ton
84,000 oz @ 0.011 oz/ton
Water Well Zone
(4) Drillcore Au:
41.1m @ 5.0 g/t
44.2m @ 4.1 g/t
SWISS MOUNTAIN
SPANISH MOUNTAIN
WHITE MOUNTAIN
DOME MOUNTAIN
SENTINEL MOUNTAIN
LEADER MOUNTAIN
SILVERADO MOUNTAIN
PROSPECT MOUNTAIN
RICHMOND MOUNTAIN
ADAMS HILL
RUBY HILL
SOUTH HILL
N
0 2 Miles
0 4Km
Historical Mines
Open Pit Mines
Gold Resource Areas
Timberline Patented Claims
Timberline Property Block
Access Roads
US Hwy 50
References
(1) i80 Gold NI43-101, Wood (2021)
(2) Timberline S-K 1300, Respec (2023)
(3) Timberline Press Release dated Dec 6, 2021
(4) Timberline Press Release dated Jun 21, 2022
(5) Timberline Press Release dated Feb 2, 2023
20231226 Eureka District Overview Map.pex

Figure 6. Timberline’s Eureka Project Showing Major Targets and Patented Claims

Timberline
RESOURCES
N
Trt
Qal
Qal
Drillhole
Target Area
Ag: 299 g/t
Ohc
Ag: 750 g/t
Ag: 380 g/t
Ag: 251 g/t
Op
Au: 32 g/t
Ag: 256 g/t
Au: 15 g/t
Ag: 339 g/t
Ag: 555 g/t
Au: 55 g/t
Au: 22.5 g/t
Ag: 286 g/t
New York
Canyon
Claim Block
Oe
Knc
Pcr
Au: 12.8 g/t
Fault-concealed
Fault
Timberline Property Block
Timberline Patented Claims
Roads
US Hwy 50
Rock Sample Silver (g/t)
<1 g/t
1 to 10
10 to 50
50 to 100
100 to 250
>= 250
Rock Units
Qal - Alluvium
Trt - Tertiary Rhyolite
Trs - Tertiary Rhyodacite
Pcr - Carbon Ridge Fm
Knc - Newark Canyon Fm
Ohc - Hanson Creek Fm
Oe - Eureka Quartzite
Op - Pogonip Group
0
500m
20230317 NYC Ag Rock Geochem.pex

Figure 7. New York Canyon Geology and Silver-Gold Rock Geochemistry.

Windfall Trend: Hoosac, Windfall Mine Targets, and Prospect Mountain

Rock sampling and historical drilling from the vicinity of the Rustler, Windfall, and Paroni pits clearly indicates remaining potential for Carlin-type gold along the Windfall trend. Figure 8 shows numerous samples with more than 1.0 g/t gold, including one sample that assayed 43 g/t gold, and multiple drillholes with significant grade-thickness of gold, quantified as meters of drill intercept multiplied by gold assay (g/t) or gram-meters per ton of gold (abbreviated as g*m).

Anomalous CRD-type silver-gold occurs in the Windfall area east-southeast of the historical Rustler open pit gold mine (Figure 8). Silver and gold mineralization, including rock samples of 271 g/t Ag and 2.1 g/t Au, occurs along several hundred meters of strike of a Hoosac Trend structural corridor that parallels the Windfall Trend. Many of the samples are also enriched in base metals, including lead values of 6.1%. The Hoosac Trend also exhibits intense alteration (silicification) and strong IP chargeability anomalies. The historical Hoosac Mine occurs in this area; where samples from mine waste dumps identified gold up to 1.6 g/t and silver up to 96 g/t. Drilling to-date has not significantly tested this structural corridor or the related geophysical anomalies identified in the Hoosac Trend.

A second linear IP anomaly occurs west of the Windfall Trend along the east slope of Prospect Mountain (Figure 8). The strong East Slope anomaly is hosted within the Cambrian-aged Eldorado Dolomite adjacent to the Jackson Fault. This target is located in a favorable geologic setting for CRD mineralization that is directly analogous to historical mines such as the Diamond Mine and Fad Shaft to the north and the Burning Moscow occurrence to the south (Figure 2). There is considerable exploration work occurring along the apparent northern continuation of this IP feature, such as North Peak Resources at the historical Prospect Peak Mine Complex, and i80 Gold Corp. at the Hilltop and Blackjack targets near the Ruby Hill Mine.

Lookout Mountain to Oswego Area

The Lookout Mountain gold resource extends for approximately 1.1 miles (1,770 m) in a roughly north-south direction (Figure 9). The discovery history in the resource area has shown that when higher grades of gold cluster in drill holes, there are opportunities to offset along structural or lithologic targets and identify significant new mineralization. This model led to the discovery of the WWZ. Timberline geologists recognize there are additional untested or at least under-explored areas in immediate proximity to the defined gold resource. Several such areas, including South Lookout, Rocky Canyon, North Gap and Water Well East, are defined as priority target areas for additional gold discovery.

Several historical drillholes in the South Lookout target area offer encouragement that zones of thicker +1 g/t gold oxide mineralization may be more extensive than previously thought (Figure 9). An example from historical drilling was drillhole BHSE-096, which intercepted 61m of 1.54 g/t gold hosted primarily in oxidized Hamburg formation. This drillhole dated to approximately 2011, and it was included in the resource calculation, however, the drill spacing is wide in this area. This type of thicker higher-grade oxide mineralization may have a positive impact on the resource once better tested and defined.

There is very little drilling immediately north of the Lookout Resource in the North Gap Zone (Figure 9), perhaps because of previously defined cultural avoidance areas that have recently been reclassified, providing easier access. The Gap Zone is extensively faulted and surface rock exposures are intensely altered. Faulting also juxtaposes younger Siluro-Ordovician rocks against Cambrian strata, both of which known to be important hosts at the Ruby Hill Mine. There are also several widely spaced high-grade intercepts in the Rocky Canyon area that merit additional offset drilling to test Timberline’s improved geologic model.

Timberline’s 2021 and 2022 drilling to the east and down-dip of the resource (Figure 9) intercepted numerous significant intercepts in the WWZ of higher-grade gold (see Company news releases dated October 27, 2021, February 24, 2022, and March 9, 2022). The geologic model for the Lookout mineral system now clearly illustrates the presence of major faulting that both localizes higher grades of gold and offsets the rocks down to the east. The deeper high-grade sulfide Carlin-type mineralization in the WWZ remains open to the east and south. An area called Water Well East is associated with important faults in the area and a strong IP chargeability anomaly.

Timberline
RESOURCES
Fault
North
East
Jackson
Prospect Mountain
East Slope
Paroni Pit
Au: 1.8 g/t
IP Anomaly
Trend
Au: 43.0 g/t
Au: 2.3 g/t
Au: 1.1 g/t
Au: 1.7 g/t
Windfall
Pit
Windfall Mine Trend
Au: 2.0 g/t
Au: 4.5 g/t
Au: 1.5 g/t
Rustler Pit
Au: 0.3 g/t
Ag: 271 g/t
Pb: 6.1%
IP Anomaly
Trend
Fault
Au: 2.1 g/t
Ag: 166 g/t
Au: 0.75 g/t
Ag: 95 g/t
Hoosac Trend
Hoosac
Hoosac
Mine
Au: 2.0 g/t
Ag: 172 g/t
Au: 0.75 g/t
Ag: 95 g/t
Au: 1.55 g/t
Ag: 96 g/t
Rock Sample Gold (g/t)
<0.25 g/t
0.25 to 1 g/t
1 to 5 g/t
5 to 10 g/t
10 to 25 g/t
≥ 25
Au Grade-Thick (g*m)
2 to 25
25 to 50
50 to 100
100 to 200
> 200
0
500
1000m
Target Areas
Open Pits-Historical
Property Boundary
Faults
Patented Claims
Access Road
20231221 WF IP_3D.pex

Figure 8. Perspective of the Windfall Trend Exploration Target Areas, Structures, and IP Anomalies

Timberline RESOURCES
N
Rocky Canyon
(Au: oxide offset,
Ag: CRD-type)
open
IP Anomaly:
Peripheral Ag
(CRD-type)
North Gap Zone
(un-drilled)
Oswego Ag: CRD-type
(Eldorado Formation)
Water
Well Zone
IP Anomaly
(20 msec)
Lookout Mountain Open Pit
Au: 18K oz @ 0.12 oz/ton
(historical)
Lookout Mtn
Lookout Mtn Project
NI43-101 Gold Resource
423K oz @ 0.017 oz/ton (M&I)
84K oz @ 0.011 oz/ton (Inf)
Water Well East
(un-drilled to target
depth; west margin
of IP anomaly)
South Lookout
(high-grade infill and
oxide offset, down-dip
extension)
open
open
BHSE-096
Pinnacle Pk
4,364,000m
4,362,000m
586,000m
0 1000 2000 feet
0 500m
2023 Drill Target Areas
Au Resource
Historic Open Pit
Fault
IP Anomaly (20 msec shell)
Drillhole Au (g/t)
Au: ≥10 g/t
Au: > 0.3 g/t
Au: < 0.3 g/t
20231222_LM-WWZ Plan Map

Figure 9. Lookout Mountain Resource Area and 2023 Drill Targets

The multielement geochemistry on this target is complex, including typical Carlin-type gold indicators (gold, arsenic, and thallium) and elements usually associated with CRD deposits (silver, lead, zinc, antimony, and bismuth). As reported elsewhere in the Eureka District, this could be the result of overlapping CRD silver-gold and Carlin-type gold. The nearby historical Oswego and Geddes-Bertrand Mines demonstrate even higher silver values (as high as 1,493 g/t) with strong peak values in lead (6.7%) and zinc (20%), including associated arsenic and antimony. There is insufficient drilling in this area to assess the potential for either Carlin-type gold or CRD silver-gold, and historical drilling in the area was typically shallow (less than 500 ft).

District Scale Analogies

I80 Gold Corporation continues to disclose significant gold and silver results from their ongoing exploration at the Ruby Hill Mine area and its numerous exploration targets (Figure 2) in similar stratigraphy and rock types as at Lookout Mountain. Our geologists do recognize the potential for similar discoveries at Lookout Mountain of multiple types of mineral deposits, including CRD-type lead-zinc-silver, and possibly skarn deposits. Three Timberline drill holes in 2021 and 2022, targeted peripheral to the strong IP anomaly, intersected likely CRD-related mineralization associated with granitic dikes and intensely altered contact-metamorphosed sedimentary rocks. The silver intercepts (Figure 10) included:

•	203m @ 5.3 g/t Ag, including 56.9m @ 12.2 g/t;
•	35m @ 10.1 g/t Ag; and
•	79.2m @ 8.2 g/t Ag and 30.5m @ 12.2 g/t Ag.

A strong IP chargeability anomaly (Figure 9) extends 1.3 km north-south and on-trend with similar anomalies to both north and south. While the geophysical target has only been peripherally tested, the occurrence of Carlin-type gold and CRD type silver intercepts in this area with multiple intersecting faults, granitic dikes, and hornfelsed and altered carbonate rocks compares favorably with the more advanced polymetallic discoveries being made at the Ruby Hill Mine in the northern part of the district.

A key element in the large and growing metal endowment in the northern part of the district seems to be the large-scale igneous complex in the area (Graveyard Flats, Ruby Hill, and Mineral Point intrusives). Timberline geologists are working to assess the intrusive rocks already encountered in the Lookout Mountain area, including conducting age dating. A preliminary interpretation of historical magnetic data (Figure 11) suggests that the Lookout Mountain area is underlain by a significant intrusive phase that may be similar to the Graveyard Flats intrusion at Ruby Hill. Much more work is needed to address this question, but early drill testing in the area has already encountered granitic dikes with associated silver at less than 1,000 feet depth. CRD-type and (possibly) skarn-type targets are apparent at Lookout Mountain and are being prepared for drilling at the earliest opportunity.

Summary of Modern Exploration by Timberline Resources: 2010-2022 (See below for pre-2010 historic summaries)

From 2010 through 2013, the exploration work programs totaled approximately $9,000,000 on the Eureka Project. The work during that period delivered sufficient data to support a mineral resource estimate at Lookout Mountain (including a technical report compliant with Canadian NI 43-101), conduct initial gold recovery studies, initiate environmental baseline investigations, better understand the controls of mineralization, and to outline additional exploration drill targets. In summary, these objectives were met in the 2010-2013 exploration by completion of the following:

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

The non-pit-constrained mineral resource was modeled and estimated by MDA by statistical evaluation of available drill data utilizing geologic interpretations provided by Timberline. The geologic interpretations were used to constrain gold mineral domains on vertical cross sections spaced at 50- to 100-foot intervals across the extent of the Lookout Mountain mineralization. The cross sections were rectified to the mineral-domain interpretations on level plans spaced at 10-foot intervals, allowing the geostatistical analysis of the modeled mineralization to aid in the establishment of estimation parameters, and interpolating grades into a three-dimensional block model.

Timberline Resources
N
Rocky Canyon
IP Anomaly (open to north)
IP Anomaly (open to north)
Ag: 360 ppm
Zn: 6.7%
Geddes-Bertrand Mine
Ag: 1427
Zn: 20%
Lookout
Mountain
Fault
Zone
Au: 3 g/t
Tunnel
Fault
Zone
79.2m @ 8.2 g/t Ag,
and 30.5m @ 12.2 g/t
Ag: 773 g/t
Pb: 1.4%
Zn: 8.7%
Ag: 613 g/t
Pb: 1.3%
Zn: 3%
Channel Samples:
25.9m @ 14.4 g/t Au, 24.2 g/t Ag,
27.4m @ 12.0 g/t Au, 8.5 g/t Ag
35m @ 10.1 g/t Ag
Water Well Zone
203m @ 5.3 g/t Ag
incl. 56.9m @ 9.7 g/t
Au: 0.6 g/t
Ag: 1,493 g/t
Pb: 4.2%
Zn: 12.4%
Oswego Mine
IP Anomaly (20 msec)
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
Drill Hole Ag (g/t)
≥ 1 g/t
≥ 10 g/t
20230731 Oswego Ridge Geochem over Geology base.pex

Figure 10. Lookout Mountain and Oswego Surface Rock Gold and Silver Geochemistry, and Drillhole Silver Intercepts

Timberline RESOURCES
N
Rocky Canyon Magnetic "High"
4,365,000m
Lookout Mountain Open Pit
Lookout Mountain Gold Resource
Magnetics Elev. 1600m Model Level Plan
South Adit Gold Resource
4,360,000m
TMI nT
Lookout Mtn Au Resource
Historic Open Pit
Access Roads
Property Outline
0 500 1000m
0 2000 4000feet
20231222 LM Magnetics.pex

Figure 11. 1600m Level SCA Model Magnetic Plan Map of the Lookout Mountain Area

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

The Lookout Mountain Deposit is a large “Carlin-type” gold system with a defined gold resource (see 2013 Technical Report) and drill-indicated mineralization that extends over a north-to-south trend of approximately 3 miles (~ 5 km). The MDA gold resource estimate included 508,000 oz (Measured & Indicated) and 141,000 oz (Inferred) as summarized below (Table 3) at the noted cut-off grades.

Table 3. Lookout Mountain Gold Resource (1)(2)(3)(4)

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

(4)	The 2013 Resource Estimate does not consider economic constraints.

Gold mineralization near the historical open pit at Lookout Mountain (Figure 12) includes multiple intercepts ranging from approximately 0.1 to 2.25 opt gold (3.4 to 77.14 g/t) (see Table 4 and news releases dated July 10, 2018 and Dec 1, 2020 at http://timberlineresources.co/press-releases). The mineralization is associated with extensive zones of fault breccias, collapse breccias, and with orpiment and realgar (arsenic sulfides) which are commonly found in major Carlin-type gold deposits.

Exploration activities at the Eureka Project, including Lookout Mountain, were curtailed during 2014 due to the limited availability of capital. In fiscal 2015, Timberline drilled three holes to the east of the Lookout Mountain resource and confirmed a 2012 partial drill intercept of higher-grade gold mineralization at depth in hole BHSE-152 (Figure 12). The geology in the hole stratigraphically correlates well with gold intercepts occurring up-dip in the resource area. The host rocks tend to be carbonaceous collapse breccias and jasperoid with pyrite (and sometimes arsenic sulfides) at the contact between the Cambrian-aged Dunderberg and Hamburg formations. The four intercepts are thought by Timberline geologists to be mineralogically consistent with higher-grade occurrences as recognized in deeper levels of many Carlin-type gold systems. One of the strongest intercepts from the 2015 drilling included 65 feet (19.8 m) @ 0.09 opt gold (3.09 g/t), including 25.2 feet (7.7 m) @ 0.146 opt gold (5.02 g/t) in BHSE-171 (Table 4). This new zone of higher-grade gold, downdip from the Lookout Mountain Resource, would become known as the WWZ.

Timberline Resources
586000
586500
587000
North
East
Oe
Oav
Ce
Cg
Cs
Ti-o
Ti-p
Qca
Cs?
Ogl
Ogm
Qca
Oe
Tj
Cwc
Eastern Boundary Fault 'splay zone'
Dugout Tunn Fault strands
Highwall Fault
Pediment
Cwt
206C
Oswego
Lookout Mtn.
Tjw
Tj
Qc
Cs?
BHSE-152 -171, -172, -173
191C
188C
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
Historic Open Pit
Major Fault Zone
Water Well Zone
Section Trace

Figure 12. Lookout Mountain Geology and High-Grade Gold Zone Including Drilling through FY 2021

Table 4. Representative High-Grade Gold Drill Intercepts through 2020 from the Lookout Mountain Resource Area

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

In late 2020 and early 2021 Timberline announced additional drill results of high-grade gold inside the existing resource and to the east in the WWZ (Figure 13) (see Company news releases dated December 1, 2020 and January 7, 2021). Highlights included:

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

Timberline RESOURCES
BHSE-239C
BHSE-221C
BHSE-238C
BHSE-231C
BHSE-225C
BHSE-241C
Rocky
Surprise Peak
Ratto Spring
PROSPECTS
PROSPECT
MINE SHAFT
N
Drilling Year
2022 (maroon)
2021 (blue)
2020 (black)
Pre-2020 (grey)
Drillhole Types
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Cross-Section Trace (Figure 14)
Gold Resource Area
Historic Open Pit
0
500m
0
2000 feet
231010_2020-2022 LM-Oswego Drillholes.PE

Figure 13. Lookout Mountain Resource Area 2020-2022 Drilling

A schematic cross section view from just south of the historical Lookout Mountain pit shows the geology of the resource and WWZ areas (Figure 14). Much of the Lookout Mountain gold resource is associated with the east-dipping Highwall Fault and the east-dipping contact between the Dunderberg formation and the underlying Hamburg formation. Timberline geologists have noted significant multi-staged collapse brecciation at the contact that likely accounts for the development of porosity and permeability. The mineralizing fluids exploited fault zones and favorable horizons as evidenced by associated intense silicification, sulfidation, and carbonaceous replacement. The resulting jasperoid contains abundant fine sooty pyrite and oftentimes, the arsenic sulfide minerals orpiment and realgar. Jasperoid is present as irregular pods and masses of silicification at various levels within the Dunderberg formation, replacing beds and forming locally cross-cutting veins and veinlets. East of the Lookout Mountain resource, the gold mineralization tends to be localized in the basal 10 to 40m of the Dunderberg, which may or may not be silicified.

The shale and limestone above the gold mineralization often demonstrate calcite veining that passes into zones of argillic alteration. The Hamburg formation dolomite below the contact is usually pervasively oxidized, weakly mineralized and variably decalcified and, in many areas, completely “sanded” by removal of all interstitial calcite.

Figure 14. Schematic Cross Section through Lookout Mountain and Graben Zone

As the rock units dip to the east, the mineralization in the WWZ is east, downdip and open from the 2013 gold resource area. The basal Dunderberg formation host is well understood and the 2021 drilling successfully intercepted mineralization approximately where expected.

In 2021, the Timberline team applied geophysics in conjunction with geologic mapping and 3D modeling of drill data to further advance exploration targets beyond the resource area for drill testing. A district-scale gravity survey was extended from the Lookout Mountain area over the Eureka property block in the quarter ending December 31, 2021 (Figure 15). In his interpretation and reporting of the gravity data, Jim Wright of Wright Geophysics (Elko, NV) recognized the presence of multiple structures and alteration zones that are consistent with the architecture of a Carlin-type gold district.

In late 2020, the Company also retained Simcoe Geoscience Limited to complete a 28 line-km IP survey on the Lookout Mountain Trend. IP geophysics is useful for identifying rocks that are rich in sulfide minerals (such as pyrite) and carbonaceous material, both of which can be enriched in Carlin-type gold systems. The 2021 survey followed-up on sulfides and carbonaceous material encountered in some of the deeper drill holes in 2020. Strong north-south trending IP anomalies were identified within the central part of the graben zone at Lookout Mountain (Figure 10). A second IP survey of 25 line-km was completed by Zonge Geosciences, Inc. (Zonge), which identified similar IP anomalies in the Windfall area farther northeast. Zonge also completed a CSAMT survey along four lines totaling 19 line-kilometers with lines transecting major target areas at the WWZ, West Lookout, Oswego, Rocky Canyon, South Lookout - South Adit, and at Windfall. The additional resistivity data generated from the CSAMT provided enhanced insights into the alteration, faults, and host rock stratigraphy. The combined new geophysical data generated significant improvements in the Company’s three-dimensional model of the gold targets at Eureka.

The gold systems at the Eureka Project often come to the surface where faults and altered rocks yield soil geochemical anomalies in gold and pathfinder elements. Each of the three major trends at Eureka is reflected in gold anomalies in Timberline’s historical soil geochemical dataset. During the summer of 2021, Timberline collected approximately 900 soil samples across the northeastern portion of the Eureka property, which had never been covered by previous workers. The 2021 survey employed new ultra-trace level multi-element analyses of the samples, offering a wider range of elements and much higher sensitivity. We also engaged Mary Doherty of International Geochemical Consultants, LLC (IGC) to integrate the new data with the approximately 5,750 historical samples and statistically level the dataset for new interpretation work. The resulting maps provide near-complete soil geochemical coverage over the northern two thirds of the Eureka Project. The new maps and interpretation provided by IGC recognized numerous distinct soil anomalies consistent with Carlin-type gold geochemistry, particularly emphasizing the Lookout, Windfall, and Oswego trends. The soil data also mapped silver-lead-zinc anomalies consistent with carbonate-replacement type deposits (CRD), best developed in the far northeast of the property at New York Canyon. Modern interpretation tools have helped the team map crosscutting NW-SE and NE-SW trends likely delineating faults (Figure 16). It is clear from the data that silver and gold mineralization is likely to extend well beyond existing drilling in several areas.

Figure 15. Eureka Project 2020 – 2021 Geophysical Surveys

Timberline
RESOURCES
N
US Hwy 50
Property Outline
Gold Resource Area
Historic Open Pit
0
2500m

Figure 16. Soil Geochemistry Factor Map Area showing Normalized Au+As+Sb data

Drilling resumed at Eureka in July 2021, though the program was broken into two parts based on availability of drills and drill crews. Drilling began in July with several RC drillholes and then a diamond core rig commenced work in October 2021. In total, the program included 11,465 feet (3,495 m) of core and 21,444 ft (6,536 m) of RC drilling. In some cases, the Company employed RC drilling for the upper portions of the holes (“pre-collars”) and drilled core through the deeper target zones (“core tails”). The primary targets for this program were step-outs around earlier gold intercepts and selected fault zones in the WWZ as well as the IP anomaly in the Graben Zone east of the WWZ (Figure 17). We added a few drill holes at Oswego late in the program when surface sampling results became available.

The program was successful at expanding the footprint of the WWZ and its average grade and thickness. One of the holes, BHSE-206C also encountered the first significant silver-lead-zinc (CRD type) intercepts reported from the central portion of the project. Most of the 2021 drilling program was reported during the first quarter of 2022, and the highlights include:

•	BHSE-212C: 41.1m at 5.03 g/t Au, including 19.8m at 9.49 g/t Au;
•	BHSE-220C: 44.2m at 4.10 g/t Au, including 12.2m at 9.18 g/t Au;
•	BHSE-192C: 24.4m at 3.85 g/t Au, including 4.6m at 8.35 g/t Au; and
•	BHSE-206C: 202.7m at 5.28 g/t silver (Ag), including 56.4m at 9.69 g/t Ag, 0.17% Zn, and 0.11% Pb

The most important finding from the 2021 drilling campaign was confirmation of the consistency of Carlin-type gold mineralization at the basal contact of the Cambrian aged Dunderberg formation with the Cambrian Hamburg formation. The Hamburg is a limestone-bearing formation that is variably altered to dolomite and often subject to solution collapse; the resulting volume loss has also caused the collapse of the overlying altered Dunderberg formation. The contact zone is converted into an almost ubiquitous breccia body over a large area at Lookout and the WWZ. This breccia varies from approximately five to more than 40 meters thick, and it was an excellent host for the hydrothermal fluids that deposited the gold.

The 2021 drilling encountered thick and high-grade (>3 g/t) gold over a north-south corridor spanning more than 400 meters, as defined by the intercepts in BHSE-220C in the north and BHSE-212C in the south. Using a long section view that extends that trend southwest into the Lookout Mountain resource area, one can see that the Dunderberg-Hamburg contact is mineralized with gold for more than 1 kilometer (Figure 18). The thickness and grade vary, but gold and associated Carlin-type pathfinder elements are enriched in every drillhole that penetrates the contact. As recorded in Table 5, some of the new WWZ intercepts from the 2021 drill program are among the richest on the project when expressed as grade-thickness in gram – meters of gold (thickness of interval multiplied by the average gold grade of the interval).

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

Timberline
RESOURCES
RL
North
East
High-grade Au
drill intercepts
BHSE-220C
BHSE-206C
BHSE-192C
BHSE-212C
Water Well
Zone
IP Anomaly
Oswego
BHSE-213,
-214,
-215
Channel-Cut Au
25.9m @ 14.42 g/t
27.4m @ 12.02 g/t
Gold Resource
508K oz M&I
141K oz Inf
Au (g/t) Intercepts
≥ 3 g/t
≥ 10 g/t
0
500m
Drillhole Types
Reverse Circulation
Diamond Drill Core
RC with Core Tail
Drillhole Year
2021 Program
2020 Program
Fault
Gold Resource Area
Historic Open Pit
Water Well Zone

Figure 17. Lookout Mountain Gold Resource Area and Graben Zone with Major Faults, IP anomalies, and 2021 Drill Holes in Target Areas

Figure 18. Long Section from Lookout Mountain Resource through Water Well Zone

Table 5. Summary of Drillhole Intercepts in the Water Well Zone (2015 - 2021)

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

While exploration at Eureka during 2021 focused on the Lookout Trend and nearby WWZ, the team also returned to the Oswego target (approximately 1 kilometer east – See Figures 12 and 13) during the fourth quarter of the year. Timberline geologists collected 67 rock samples from a systematic chip, channel, and trenching campaign at the Oswego gold occurrence (Figure 19). The sampling extended along a 65-metre exposed fault scarp, where historical grab sample results had indicated the presence of high-grade gold. The mapping and sampling in the area identified the Trench Fault as a splay of the Dugout Tunnel Fault. The fault zone hosts an outcrop of oxidized and pervasively silicified rocks that is up to 10 meters high and stretches for more than 60 meters in a northwesterly direction. The results of the channel and trench samples were very positive and are summarized in Table 6.

Table 6. Summary of Oswego Channel Sample Gold Assay Results (No cutoff grade applied)

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

[3] Six additional surface outcrop samples west of the South Channel returned no significant gold

Timberline RESOURCES
N
Trench Fault
Ce: Eldorado Dolomite
Cs: Secret Canyon Formation
BHSE-217
BHSE-216
North Channel 25.9m @ 14.42 g/t Au
SS-3
2300-m
BHSE-215
BHSE-214
BHSE-201
BHSE-202
South Channel 27.4 m @ 12.02 g/t Au
SS-2
Au: 35.1m @ 2.32 g/t
Incl. 19.8m @ 3.93 g/t
BHSE-213
BHSE-207
Alluvium
Trenches
Silicification
Faulted Rock
2021-22 Oswego Drill Holes
Historic Drill Holes
Gold Intercepts in Drillholes
10
0
10m
Channel Samples
Au (g/t)
> 20.0
10.0 - 20.0
3.50 - 10.0
1.50 - 3.50
0.50 - 1.50
0.012 - 0.50
2250-m

Figure 19. Geologic Map of the Oswego Gold Occurrence with Channel Sample Locations and Results

The strong results from surface sampling at Oswego came just in time to allow adjustments to the 2021 drill program such that eight RC holes totaling 767 meters could be drilled there. Several of the drill holes at Oswego encountered significant near-surface gold mineralization, much of which appears to be oxidized (See Figure 19). The most significant new gold intercepts from these holes included:

•	35.1m at 2.32 g/t gold (oxide) from 6.1m depth in BHSE-213, including 19.8m at 3.93 g/t gold from 7.6m depth;
•	13.7m at 1.31 g/t gold from 3.0m depth in BHSE-215, including 6.1m at 2.49 g/t gold from 9.1m depth; and
•	9.1m at 1.72 g/t gold from surface and 12.2m at 1.22 g/t gold from 15.2m depth in BHSE-214.

The strong gold endowment at Oswego is considered important as Timberline’s geologists recognize that the mineralized fault is associated with the eastern margin of the Graben Zone (Figure 4). The fact that some of the mineralization is near-surface and oxidized is also potentially important for future development plans on the project. However, the Oswego mineralization has also been shown to be tightly structurally controlled and (so far) difficult to follow to depth or along strike.

Exploration by Timberline Resources in 2022

The success of the 2021 exploration drilling campaign significantly upgraded the WWZ due to repeated drill intercepts of thicker (> 15 meters) and higher grade (>3.0 g/t) gold mineralization. The 2022 drill campaign continued with a focus on the WWZ, but also included exploration holes farther north and south of the WWZ and at Oswego (see Figure 13). The program included 20 holes totaling 6,367 meters, approximately 65% of the footage was with diamond core as opposed to RC. Results for four of the core holes were reported in 2022 with highlights including (using a 0.3 g/t gold cutoff grade):

•	BHSE-223C: 39.0m at 1.71 g/t gold from 259.7m depth, including
o	28.3m at 1.97 g/t gold from 259.7m depth, and including
•	5.9m at 3.71 g/t gold from 259.7m depth;
•	BHSE-224C: 30.5m at 2.56 g/t gold from 317.6m depth, including
o	18.4m at 3.80 g/t gold from 317.6m depth, and including
•	3.35m at 13.36 g/t gold from 331.3m depth;
•	BHSE-226C: 22.8m at 4.29 grams per tonne (g/t) gold from 339.9m depth, including
o	7.6m at 11.56 g/t gold from 342.9m depth;
•	BHSE-230C: 3.1m at 10.88 g/t gold from 288.6m depth;

Holes BHSE-221C, -238C, and -239C were released in 2023 and reported above (see “2023 Lookout Mountain Project gold Exploration”). Two holes in the southern part of the WWZ (BHSE-224C and -226C) encountered high grade (>3 g/t) gold and extended the WWZ another 75 meters farther south to a total of approximately 475m; the system remains open to the south and southeast.

Drilling at the north end of the WWZ tested the northward extension of mineralization beyond hole BHSE-220C (drilled in the 2021 program) and exploration targets farther north in a younger Silurian-Ordovician terrane (Figure 4). Three of the holes in the northern part of the WWZ encountered significant gold mineralization, while two holes intersected notable silver-lead-zinc mineralization (Figures 12 and 18). Although the WWZ mineralization at the Dunderberg-Hamburg contact appears to be cut-off or down dropped by a major fault on the north, there are lesser intercepts in BHSE-236 and BHSE-239C indicating that Carlin-type gold mineralization does extend into the younger rocks north of the major Relay Zone fault.

The silver-enriched intercepts from the 2022 drillholes BhSE-221C and 237C were reported in 2023 and are discussed in a previous above section.

As previously discussed (see section “2023 Lookout Mountain Project Gold Exploration”) more than 200 m of strongly enriched silver (drillhole BHSE-237C) , as previously reported hole BHSE-206C (see press release dated March 24, 2022) with anomalous lead and zinc (up to 1% over narrow widths), and low levels of anomalous gold. These polymetallic zones are often associated with intrusive dikes of granitic composition. These characteristics are consistent with CRD type mineralization, and it is noteworthy that neither the known occurrences of intrusive rocks nor the huge IP anomaly in the underlying graben have been well drilled. These are only the first holes into a new type of target along the Lookout Trend.

The Company is currently awaiting collect age dates on intrusive rocks that may be associated with the silver mineralization. Elsewhere in the district, similar units have been determined to be of Cretaceous age, the likely age of the silver deposits for which Eureka became famous.

The 2022 drilling also included three holes at the Oswego target where some drill success has been had in the wake of high-grade surface gold sampling reported in 2021. At the time of this Annual Report, assays are pending for these drill holes (Figure 4).

The 2022 drilling of the WWZ successfully expanded the zone to a footprint of 475m north-south and up to 125m east-west. The WWZ remains open to the south and downdip to the east. Based on a total of 23 drillholes completed through 2022 which have now passed through the section, the mineralized horizon averages 17.8m thick with an average gold grade of 2.97 g/t. There were several intervals within the WWZ footprint ranging from 3 to 41.1m thick in which the gold grade was higher than 4.5 g/t. The expanded footprint of the zone, if demonstrated to have continuity, has the potential to significantly grow the Lookout Mountain Resource.

A further significant outcome of the 2022 drilling campaign was an improved understanding of the structural geology of the WWZ. Timberline geologists identified a number of faults that were not previously known. In some cases, the faults appear to control higher-grade, and in other cases, the faults have offset the host rocks and therefore appear to cut off the mineralization. The newly updated cross sections shown in Figures 12 and 13 reflect the improved understanding of the geology of the WWZ. The zone still appears to have good continuity, as alteration and anomalous gold are consistently present at the key contact, but the controls on higher-grade gold are sometimes difficult to determine.

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

Drillhole BHSE-212C located near the southern end of the WWZ has the best gold intercept yet drilled into the zone. Here, as in the northern part of the zone (near BHSE-220C), the drilling indicates that mineralization is more than 40m thick, including a high-grade interval near the top of the zone spanning 19.8m that averaged 9.49 g/t gold (Figure 4). There are differences in the WWZ between north and south. For instance, the strong gold zone starts at only 140m below surface in the north, whereas the key horizon begins at greater depth in the south, 316m below surface. The Dunderberg-Hamburg contact is the primary host throughout the WWZ, but increased drilling has revealed that the high-grade interval in BHSE-212C is associated with a trough, or topographic low, in the top of the Hamburg. This is contrary to the relative topographic high in the top of the Hamburg exhibited in the north.

During 2022, Timberline drilled offsetting holes around BHSE-212C with varying results. BHSE-226C extended the zone to the south by 75m with an intercept of 22.8m averaging 4.29 g/t gold, whereas BHSE-230C encountered thinner, but still strong, mineralization to the north (8.7m at 2.01 g/t gold and 3.1m at 10.88 g/t gold). It is again apparent that the gold zone in the WWZ is consistent but variable. A contour map (Figure 20) of the total drillhole gold endowment strongly indicates that the gold distribution at the Lookout Mountain resource area and adjacent WWZ pinches and swells. The controls on the thicker and higher-grade sections are primarily related to faults.

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

Figure 21 shows the 2021 test of BHSE-205 vs 220 alongside the 2022 test of BHSE-187 vs 223. In the case of 205 vs. 220, the results show few similarities. The distribution of gold grade between the core and RC holes is quite different, particularly with respect to the central part of the interval that was consistently high grade in the core hole. In fact, the RC samples did not return any +10 g/t gold assays. Whereas both the grade distribution and absolute gold assay values compare much better between BHSE-187 and 223. The richest part of the interval is near the top in both cases, but the RC samples yielded higher gold maxima in the assays. The Timberline technical team has concluded that RC drilling can be effective at WWZ, so long as the drill has sufficient compressor capacity and is operated by an experienced team.

Timberline
Rocky Canyon Zone
Cambrian (lower)
N
4,364,000m
Geddes-Bertrand Ag
Devonian
Relay Zone
Siluro - Ordovician
Oswego
4,363,000m
Lookout Mtn Gold Resource
Water Well Zone
Surprise Peak
Cambrian (middle)
4,362,000m
586,000m
587,000m
0 100 200 300 400m
0 500 1000 1500 2000feet
Au: Grade-Thickness
oz/ton x feet
< 0.1
0.1 - 0.5
0.5 - 1
1 - 2
2 - 4
4 - 8
8 - 15
15 - 30
Drillhole Au and Ag (oz/ton)
Au: > 0.1 oz/ton
Au: ≥ 0.3 oz/t
Ag: > 0.1 oz/ton
Ag: ≥ 0.3 oz/ton
Fault
Major Fault Zone
Lookout Mtn Au Resource
Historic Open Pit
Water Well Zone
20231016 Gold GT opt x ft over Geology Domains.pex

Figure 20.  Lookout Mountain Resource and WWZ Drillhole Gold Grade-Thickness (oz/ton x feet) Map

Figure 21.  Comparison of RC vs Core Drilling Tests at WWZ

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

Paiute Project, an Immaterial Property:

The Paiute Project (formerly referred to as the ICBM Project) is located 6.5 miles due west of Battle Mountain, in the Battle Mountain Mining District, Lander and Humboldt Counties, Nevada. The property consists of 1,346 acres (2.1 square miles) on BLM-administered lands. Paiute is not a material project to the Company.

Timberline originally acquired the project in 2010 through acquisition of Staccato Gold, who controlled the project as a non-core asset along with the flagship Eureka Project. Staccato controlled the project through an earn-in joint venture (JV) agreement with Lac Minerals (LAC) (the “Pathfinder – LAC Agreement”), a subsidiary of Barrick Gold. Timberline acted as operator of the project through November 2013 earning a 73.7% interest in the project, with LAC holding the remaining interest. The terms of the Pathfinder-LAC Agreement were as follows:

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

Although Timberline controlled the project, as a non-core asset no exploration was completed between 2010 and December, 2013. In December of 2013, Timberline and LAC entered into an agreement with Americas Gold Exploration, Inc. (AGEI) to continue exploration at the project. Under the terms of the agreement, AGEI could earn up to a 51% ownership position in the property and the joint venture by making certain exploration expenditures over a four-year period. If AGEI earned an initial 51% interest, LAC agreed to withdraw from the Joint venture in exchange for a 5% Net Proceeds royalty and to amend the agreement allowing AGEI to increase its equity interest by 19% by making additional exploration expenditures with Timberline retaining the balance of ownership. AGEI also assumed the role as operator of the joint venture. AGEI did not materially advance the property during its option period. The Pathfinder-LAC Agreement also expired during this period, and property ownership was split at 74.1% Timberline and 25.9% LAC in accordance with the earned-interests as of that date.

On August 14, 2018, Timberline finalized the re-acquisition of a controlling interest in the property from AGEI along with the contiguous Elder Creek property as part of a two-property acquisition from AGEI.

Timberline continued to self-fund the project and as of 2018, and under the terms of the Joint venture would have earned a 75.4% interest in the project. LAC’s parent company, Barrick, is now the operator of Nevada Gold Mines (NGM), a Nevada joint venture between Barrick and Newmont. NGM operates the nearby Fortitude/Phoenix Complex and Lone Tree Mines.

On November 28, 2018, the Company announced completion of a NI 43-101 Technical Report on the Paiute copper-gold project. The report provides a comprehensive description of the project. The Paiute Project has no known reserves, as defined under Regulation S-K Subpart 1300, and the proposed program for the property is exploratory in nature.

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

2018-2019 Timberline Exploration

Exploration expenditures for FY 2018 were limited to geological field reviews, rock grab sampling and assays to characterize surface mineral showings. In addition, an application was submitted to the BLM, with receipt thereafter, of an approved Notice of Intent (NOI) to allow disturbance related to construction of drill roads and pads. The BLM approved the application and the property was fully permitted for road construction and drilling. Work during FY2019 included continued data compilation and review in preparation for drilling planned for FY2020.

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

Timberline conducted no work on the Paiute Project during fiscal years 2021, 2022, or 2023 but all BLM and county claim fees have been paid in full.

N
494000
495000
496000
4500000
4499000
4498000
Structural Zone
Gold - Silver
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

Seven Troughs Project, an Immaterial Property:

During the year ended September 30, 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. The Seven Troughs Project is not a material project to the Company.

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

We are under no obligation to make exploration expenditures at Seven Troughs. Since acquiring the property, we have compiled historical mine workings data and completed limited geologic mapping, and geochemical sampling within the district. The Company conducted no significant work on the ground during fiscal years 2020 - 2023, but all BLM and county claim fees have been paid in full. During FY2022, the Company entertained queries from outside parties about the project’s availability and hosted visitors on site.

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

The Company received $50,000 of the initial cash payment in May 2022 and recorded it as a reduction to mineral rights during that period. At the time of this writing, the Company has extended the Memorandum of Agreement with NDY until April 2024.

New York Canyon, an Immaterial Property:

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

Wolfpack Gold Properties, Immaterial Properties:

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

Gold processing plants often generate tailings (the residual material left behind after recovery of the gold-bearing minerals), which require permitted and engineered disposal facilities or tailings ponds. Mines and processing plants also often require extensive water treatment, which again will necessitate extensive interaction with the community and regulators during permitting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended September 30, 2023, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Company’s exploration operations received no notices, citations, or orders during the year pertaining to health and safety violations.

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

	OTCQB(US$)		TSX-V (CDN$)
Period(1)	High	Low	High	Low

2023
First Quarter	$0.16	$0.10	$0.22	$0.14
Second Quarter	$0.14	$0.08	$0.19	$0.11
Third Quarter	$0.11	$0.06	$0.14	$0.08
Fourth Quarter	$0.07	$0.04	$0.09	$0.05

2022
First Quarter	$0.21	$0.12	$0.28	$0.16
Second Quarter	$0.29	$0.13	$0.36	$0.17
Third Quarter	$0.28	$0.16	$0.36	$0.20
Fourth Quarter	$0.20	$0.11	$0.26	$0.14

2021
First Quarter	$0.38	$0.24	$0.49	$0.31
Second Quarter	$0.38	$0.20	$0.49	$0.24
Third Quarter	$0.30	$0.19	$0.36	$0.24
Fourth Quarter	$0.25	$0.14	$0.32	$0.18

(1) Quarters indicate calendar year quarters.

The quotations on the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

On September 30, 2023, the closing sale price for our common stock was USD$0.06 on the OTCQB and CDN$0.08 on September 30, 2023 on the TSX-V.

As of December 15, 2023, we had 174,246,152 shares of common stock issued and outstanding and approximately 591 registered shareholders. In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Incentive Plans

The purpose of the Stock and Incentive Plan is to promote our interests and our Stockholders’ interests by aiding us in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of ensuring the future success of our Company. Under the current 2018 Stock and Incentive Plan, as amended, we are authorized to issue up to 15,000,000 shares.

Equity Compensation Plans

The following summary information is presented as of September 30, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,035,000(1)	$0.17	8,965,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	6,035,000(1)	$0.17	8,965,000

(1) See “Stock Incentive Plans,” above.

There were no options exercised during the years ended September 30, 2023 and September 30, 2022.

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

Fiscal 2023 Accomplishments

Technical Report Summary and Updated Loockout Mountain Gold Resources:

During the 2023 fiscal year, RESPEC Company LLC completed a mineral resource estimate and an initial Technical Report Summary (TRS) for the Lookout Mountain gold deposit. The TRS and mineral resource disclosure is a requirement S-K 1300, which governs US mining projects. The updated mineral resource estimate is summarized in Table 2 below. The resource estimate has been constrained by optimized open pits utilizing revenue and cost inputs as summarized in the Notes to Table 2 below.

Table 2.  Updated Lookout Mountain Project Gold Resources

Notes:

•	The Mineral Resources are comprised of oxidized model blocks that lie within optimized pits at a cutoff grade of 0.005 oz Au/ton plus unoxidized blocks within the optimized pits at a 0.055 oz Au/ton cutoff.
•	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
•	The Mineral Resources are potentially amenable to open pit mining methods and are therefore constrained by optimized pits created using a gold price of US$1,800/oz, a throughput rate of 10,000 tons/day, assumed metallurgical recoveries of 80% for heap-leaching of oxidized materials and 86% for toll milling of unoxidized materials, a mining cost of US$2.50/ton, heap-leaching processing cost of $3.60/ton, toll milling cost of $80.00/ton, general and administrative costs of $0.83/ton processed, a reclamation cost of $0.25/ton processed, refining cost of $3.00/oz Au produced, and an NSR royalty of 3.5%. This study does not constitute an Initial Assessment under S-K 1300.
•	The effective date of the resource estimate is December 31, 2022.
•	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.
•	Technical Report Summary is authored by Steven Osterberg, PhD, PG (Timberline’s qualified person) and RESPEC Company LLC of Reno, Nevada

The S-K 1300 mineral resource estimate reflects our first limited economic analysis on the project. The TRS documents much work that has been accomplished over the last several years at Lookout Mountain, including initial metallurgical, environmental, and engineering studies. Advancing the deposit to pit-constrained resources has also identified opportunities for growth and optimization of the project towards economic viability. The recommendations from this study, as well as the exciting developments in the district, highlight the potential growth for both gold and silver at the Eureka Project.

In November 2023 the Company released the updated mineral resource estimate (MRE) for the Lookout Mountain gold deposit under Canadian National Instrument (NI) 43-101, Companion Policy 43-101CP, and Form 43-101F1, which is a Canadian Securities Administrators’ requirement for mining projects governing the disclosure of mineral reserves and resources.

2023 Lookout Mountain Project Gold Exploration:

The FY 2023 exploration program continued to focus primarily on exploration drilling in the Water Well Zone (WWZ) to test the extent of the gold mineralization at the contact between the Dunderberg and Hamburg formations. Three drill holes from the 2022 - 2023 drill program tested the southern end of the WWZ, constituting approximately 3,670 feet (1,119m) out of the 21,856 feet (6,662 m) program. The Company reported these results during early calendar year 2023. This drilling continued to confirm the consistent presence of gold mineralization at the key contact, but the results also encountered numerous faults that complicate the WWZ deposit – resulting in apparent gaps, as well as zones of enrichment, in the mineralization. Timberline geologists believe that recent drilling is within the footprint of a significant discovery at the WWZ, and the best potential for expansion by surface drilling lies to the east (downdip) and south.

Assay highlights from the three FY 2023 drillholes in the southern WWZ are included below (using a cutoff grade of 0.3 g/t for gold):

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

Additional exploration drilling completed early in FY 2023 tested the northern limits of the WWZ and its association with the Lookout Mountain gold resource. Four drillholes, constituting approximately 5,960 feet (1,817m) of the approximately 21,850 feet (6,662m) drill program, began in 2022 and finished in 2023.

Four drillholes in the northern WWZ encountered significant gold mineralization, while two holes intersected significant lead-zinc-silver, including drillhole BHSE-237C which cut more than 200m of strongly enriched silver. Assay highlights from the drilling include (using cutoff grades of 0.3 g/t for gold and 1.0 g/t for silver):

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

The overlapping CTG gold and older CRD silver mineralization is becoming characteristic of the Eureka area, as is now in evidence at various places along more than 8 km of the trend from i80 Gold’s Ruby Hill Mine in the north to the WWZ in the south.

2023 Exploration Permitting at Lookout Mountain

Permitting at Lookout Mountain was also advanced during 2023. Field activities such as exploration drilling are completed at Lookout Mountain under the provisions of an exploration Plan of Operations (PoO) initially approved by the BLM in 2010 and subject to annual Work Plan Amendments. In 2023, to support ongoing exploration, our environmental consultant completed an updated cultural resources field review to avoid potential site-specific impacts caused by drill-activities. Field work by archeologists was completed in 2022 with follow-up analysis including review by the State Historic Preservation Office (SHPO) continuing into 2023. A final report was submitted to the BLM in July 2023. Based on the field review, the number and cumulative size of sites which will require additional site-specific screening and potential mitigation prior to completion of drilling activities has been reduced. Management does not consider the avoidance areas to be a significant impediment to planned exploration activities as they are typically small areas around which drill sites and access roads can be positioned.

2023 Priorities for District Exploration – Carlin-type Gold and Carbonate Replacement Deposits:

Ongoing analysis of district exploration data has defined three primary target areas for Timberline at Eureka: New York Canyon, Windfall Trend, and Lookout-WWZ-Oswego areas. These target areas, or sub-districts, include the potential for discovery of additional Carlin-type gold and gold-bearing carbonate-replacement deposits.

2023 New York Canyon Target

During Q3/FY2023, the Company completed acquisition of additional fractional interests in three of nine patented claims previously acquired at New York Canyon. At New York Canyon, rocks sampled from Ordovician Hanson Creek formation outcrops carry high-grade gold and silver. Selected rock samples collected on and around the patented claims yielded gold assays of 55, 32, 23.3, 22.5, and 14.95 g/t and silver assays of 750, 582.5, 558, 555, and 299 g/t. There are small historical mines and prospects over the area, which further highlight the prospectivity. However, this area remains undrilled because these patented claims have been held by private parties for many years and never consolidated by one company.

Maps, tables and figures in Part I of this Annual Report include these results reported for the Company’s fiscal year 2023.

Summary of gold prices

Fiscal year 2023 has seen continuing strong trends in the gold price from a low of approximately $1,628 to a high of approximately $2,048 per ounce, with a trend moving around $1,871 per ounce at year end. We believe the global economic environment and monetary climate continue to favor a strong gold price for the foreseeable future. While volatility is to be expected, our expectation is that we can identify and pursue opportunities to advance our projects and take advantage of the current gold price and market volatility.

Exploration Plans and Budgets

Our exploration focus during fiscal 2024 will continue to be on the Eureka Project. Our financial and human resources will be dedicated to the advancement of the Lookout Mountain, Water Well, Oswego, and other targets across the property. The results of our drilling, mapping, geochemical and geophysical work completed during fiscal years 2020 and 2021 exploration seasons significantly advanced our understanding of the overall geologic setting of the Eureka Project, highlighting several areas with potential for significant gold mineralization. The drilling results of fiscal 2022 significantly added to the geology and mineralization of our target areas in the Eureka Project and the analysis performed during fiscal 2023 expanded our understanding of the drill results from prior years, which will guide our fiscal 2024 exploration plan.

Execution of any 2024 exploration activities will be contingent upon our ability to secure additional financing prior to the exploration season. Our preliminary exploration budget for fiscal 2024 is expected to exceed $3.0 million, funded largely by additional financing activities as we enter into the new 2024 calendar year. Details of the exploration plan for fiscal 2024 will follow anticipated financing successes, which will determine the nature and extent of an exploration program.

Results of Operations for Years Ended September 30, 2023 and 2022

Consolidated Results

	Year Ended September 30,
	2023	2022
Exploration expenses:
Eureka/Lookout Mountain, net of non-cash expenses	1,022,032	$4,614,490
Total exploration expenditures	1,022,032	4,614,490
Non-cash expenses:
Stock option and stock issuance expense	84,962	44,321
Depreciation, amortization, and accretion	6,860	5,912
Total non-cash expenses	91,822	50,233
Operating expenses paid in cash:
Salaries and benefits, net of non-cash expenses	281,128	293,097
Professional fees expense	213,348	181,811
Other general and administrative expenses	516,420	551,815
Interest and other (income) expense, net of non-cash expenses	55,594	270,461
Income tax provision (benefit)	-	-
Net loss	$2,180,344	$5,961,907

Our consolidated net loss for the fiscal year ended September 30, 2023 decreased significantly from the prior year, primarily as a result of our decreased exploration program during fiscal year ended September 30, 2023 compared to the same period of 2022, which included significant increases in drilling and geophysical activities during fiscal year ended September 30, 2022. We also experienced significant increases in shared-based compensation. Professional fees expenses were higher as a result of increased utilization of financial professionals during fiscal 2023. General and administrative expenses decreased. Other expenses for fiscal 2023 were significantly lower than the prior year.

Financial Condition and Liquidity

At September 30, 2023, we had assets of $14,795,875, consisting of cash of $98,224, property, mineral rights and equipment, net of depreciation, of $14,155,178, reclamation bonds of $528,643, and other assets in the amount of $13,830.

On September 30, 2023, we had total liabilities of $358,095 and total assets of $14,795,875. This compares to total liabilities of $1,157,467 and total assets of $16,972,229 on September 30, 2022. As of September 30, 2023, our liabilities consist of $144,040 for asset retirement obligations and $214,055 of trade payables and accrued expenses. Of these liabilities, $214,055 are due within 12 months. The decrease in liabilities compared to September 30, 2023 is largely due the senior unsecured note payable - related party and accrued interest payable – related party that was paid during September 30, 2023. The decrease in total current assets was due to a decrease in cash.

On September 30, 2023, we had negative working capital of $107,701 and stockholders’ equity of $14,437,780 compared to working capital of $1,423,723 and stockholders’ equity of $15,814,762 for the year ended September 30, 2022. Working capital experienced an unfavorable change because of a decrease in cash with other liabilities affected positively or negatively by individual small changes in other components of liabilities.

During the fiscal year ended September 30, 2023, we used cash from operating activities of $2,626,470, compared to $5,325,134 used for fiscal 2022. There was a net loss of $2,180,344 for fiscal 2023 compared to a net loss of $5,961,907 for fiscal 2022. The causal factors are disclosed above in the comparative table and discussion above.

At the end of fiscal 2023, Timberline Resources Corp has accumulated approximately $58.3 million and $22.9 million in federal and state net operating losses, respectively, which may enable us to generate like amounts in net income prior to incurring any significant income tax obligation. Federal net operating losses of $44.8 million will expire in various amounts from 2024 through 2038, while $13.5 million do not expire and the usage of these loss carryforwards is limited to 80% of taxable income. The state net operating losses will expire in fiscal years ending September 30, 2023 through September 30, 2043.

Additionally, BH Minerals has total federal net operating loss carryforwards of approximately $25.8 million, of which $15.8 million expire in fiscal years ending September 30, 2025 through September 30, 2038. Federal net operating loss carryforwards of $10.0 million will not expire and the usage of these loss carryforwards is limited to 80% of taxable income.

At September 30, 2022, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

During the fiscal year ended September 30, 2023, we used cash of $161,302 from investing activities, compared with cash used by investment activities of $149,717 in fiscal 2022. During fiscal 2023, we paid $161,302 to purchase mineral rights. During fiscal 2022, we paid $209,770 to purchase mineral properties, while receiving a refund of reclamation bonds of $10,053, and a non-refundable payment per a memorandum of understanding for sale of mineral rights of $50,000.

During the fiscal year ended September 30, 2023, cash of $447,409 was provided by financing activities, compared to cash of $4,586,086 provided during the fiscal year ended September 30, 2022. For the fiscal year ended September 30, 2023, cash of $718,400 was provided through the sale of stock, net of offering costs, and we used $270,991 for payments of debt. This compares to cash of $4,439,587 provided through the sale of stock and warrants, net of offering costs and $146,499 was provided from exercise of warrants for the fiscal year ended September 30, 2022.

Going Concern:

These consolidated financial statements have been prepared on the basis that the Company will continue as going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

At September 30, 2023, we had negative working capital of $107,701. We have $214,055 outstanding in current liabilities and a cash balance of $98,224. As of the date of this Annual Report on Form 10-K, we do not have sufficient cash to meet our normal operating commitments for the next 12 months. Therefore, we expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. Such cash-raising efforts may include equity financings, corporate transactions, joint venture agreements, sales of assets, credit facilities or debenture issuances, or other strategic transactions.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2023 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Financing activities

Private Placements:

On August 30, 2023, we closed a non-brokered private placement of the Company to accredited investors at a price of $0.05 per unit. Units consist of one common share and one-half class O warrant shares. We issued 14,570,000 common shares for cash proceeds of $728,500. Finders fees in the amount of $10,100 were paid to licensed brokers and consultants in association with the offering. The warrants have a term of three years and are exercisable at $0.08 per common share.

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

Subsequent Events

On December 27, 2023, we closed a $630,000 non-brokered private placement offering of units of the Company at a price of $0.04 per unit solely to persons who qualify as accredited investors under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. Each unit consists of one share of our common stock and one four-year warrant, with each warrant exercisable to acquire one share of our common stock at a price of $0.06 per share. A total of 15,750,000 common shares and 15,750,000 warrants were issued.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2023 and 2022

Timberline Resources Corporation and Subsidiaries

73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Timberline Resources Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timberline Resources Corporation (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

December 29, 2023

Firm ID: 444

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$98,224	$2,438,587
Prepaid expenses and other current assets	8,130	18,444
TOTAL CURRENT ASSETS	106,354	2,457,031

PROPERTY, MINERAL RIGHTS, AND EQUIPMENT, net (NOTE 3)	14,155,178	13,980,855

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	5,700	5,700
TOTAL OTHER ASSETS	534,343	534,343

TOTAL ASSETS	$14,795,875	$16,972,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,867	$639,994
Accrued expenses	6,245	22,214
Accrued interest – related party (NOTE 5)	-	57,966
Accrued payroll, benefits and taxes	123,943	42,143
Senior unsecured note payable – related party (NOTE 5)	-	270,991
TOTAL CURRENT LIABILITIES	214,055	1,033,308

LONG-TERM LIABILITIES:
Asset retirement obligation	144,040	124,159
TOTAL LONG-TERM LIABILITIES	144,040	124,159

TOTAL LIABILITIES	358,095	1,157,467

COMMITMENTS AND CONTINGENCIES (NOTES 5 and 10)	-	-

STOCKHOLDERS' EQUITY: (NOTE 8)
Preferred stock, $ 0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $ 0.001 par value; 500,000,000 shares authorized, 174,246,152 and 159,676,152 shares issued and outstanding, respectively	174,246	159,676
Additional paid-in capital	90,744,432	89,955,640
Accumulated deficit	(76,480,898)	(74,300,554)
TOTAL STOCKHOLDERS' EQUITY	14,437,780	15,814,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,795,875	$16,972,229

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	September 30,
	2023	2022

OPERATING EXPENSES:
Mineral exploration	$1,022,032	$4,614,490
Salaries and benefits	366,091	337,418
Professional fees	213,348	181,811
Insurance	167,003	160,004
Other general and administrative	356,276	397,723
TOTAL OPERATING EXPENSES	2,124,750	5,691,446

LOSS FROM OPERATIONS	(2,124,750)	(5,691,446)

OTHER INCOME (EXPENSE):
Other income	551	218
Foreign exchange gain (loss)	6,080	(215,019)
Interest expense	(3,590)	-
Interest expense – related party	(58,635)	(55,660)
TOTAL OTHER EXPENSE	(55,594)	(270,461)

LOSS BEFORE INCOME TAXES	(2,180,344)	(5,961,907)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(2,180,344)	$(5,961,907)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	163,348,590	149,730,321

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, September 30, 2021	139,696,022	$139,696	$85,345,213	$(68,338,647)	$17,146,262

Common stock issued for exercise of warrants	1,046,425	1,046	145,453	-	146,499
Common stock issued for cash, net	18,933,705	18,934	4,420,653	-	4,439,587
Stock-based compensation	-	-	44,321	-	44,321
Net loss	-	-	-	(5,961,907)	(5,961,907)
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$(74,300,554)	$15,814,762

Common stock issued for cash and warrants, net	14,570,000	14,570	703,830	-	718,400
Stock-based compensation	-	-	84,962	-	84,962
Net loss	-	-	-	(2,180,344)	(2,180,344)
Balance, September 30, 2023	174,246,152	$174,246	$90,744,432	$(76,480,898)	$14,437,780

See accompanying notes to consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,180,344)	$(5,961,907)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	84,962	44,321
Accretion of asset retirement obligation	6,860	5,912
Changes in assets and liabilities:
Prepaid expenses and other current assets	10,314	5,129
Accounts payable	(556,127)	525,175
Accrued expenses	(15,969)	(1,535)
Accrued interest – related party	(57,966)	53,821
Accrued payroll, benefits and taxes	81,800	3,950
Net cash used by operating activities	(2,626,470)	(5,325,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(161,302)	(209,770)
Refund of reclamation bonds	-	10,053
Deposit received on potential sale of mineral rights	-	50,000
Net cash used by investing activities	(161,302)	(149,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	718,400	-
Proceeds from sale of common stock, net	-	4,439,587
Proceeds from exercise of warrants	-	146,499
Payment on senior unsecured note payable – related party	(270,991)	-
Net cash provided by financing activities	447,409	4,586,086

Net decrease in cash	(2,340,363)	(888,765)

CASH AT BEGINNING OF YEAR	2,438,587	3,327,352

CASH AT END OF YEAR	$98,224	$2,438,587

Supplemental disclosure of cash flow information:

Cash paid for interest	$120,191	$1,839

See accompanying notes to consolidated financial statements.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline”, “Timberline Resources” or “the Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production. In 2008, the Company reincorporated into the State of Delaware, pursuant to a merger agreement approved by its shareholders.

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

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise equity and/or debt capital to fund future exploration and working capital requirements. The Company’s plans include financing its future operations through sales of common stock and/or debt and the eventual profitable exploitation of its mining properties. See Note 11 Subsequent Events. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b.	New Accounting Pronouncements – The Company adopted no new accounting pronouncements during the periods reported. Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

c.	Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Lookout Mountain LLC; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

d.	Property and Equipment – Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from two to seven years. Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

e.	Mineral Rights, Capitalization and Exploration Expenditures – All exploration expenditures are expensed as incurred. Significant property acquisition payments for exploration properties are capitalized, including mineral lease payments. If no mineable ore body is discovered, the Company determines to focus its exploration efforts elsewhere, claims fees and holding fees are not remitted, or for other reasons, previously capitalized costs are expensed in the period the property is abandoned. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed. When a mineral property is sold or abandoned, the net of the sales price of the property and its carrying cost are recognized as a gain or loss on sale or abandonment on the Statement of Operations.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

f.	Property Holding Costs – Holding costs to maintain a property are expensed in the period they are incurred. These costs include security and maintenance expenses, claim fees and payments, and environmental monitoring and reporting costs.

g.	Fair Value Measurements – When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those recurring assets and liabilities still held at the reporting date.

At September 30, 2023 and 2022, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable, accrued liabilities, interest payable – related party, senior unsecured note payable – related party, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest.

h.	Cash Equivalents – For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000 for accounts at each financial institution.

I.	Reclamation Bonds – Bonds paid to assure reclamation of properties covered by exploration permits are capitalized in the period paid, reduced as refunds are received or expensed as they are applied to reclamation obligations.

j.	Estimates and Assumptions – The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments, asset retirement obligations, and stock-based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

k.	Accounting for Investments in Joint Ventures - Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If there is a change in our ownership percentage of a company or venture in which we have an investment, we recognize a gain or loss on the investment in the period of change. The Company has no investments accounted for under the equity method.

For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the Statement of Operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. The Company periodically assesses its investments in joint ventures for impairment. If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

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

o.	Translation of Foreign Currencies – All amounts in the financial statements are presented in US dollars, and the US dollar is the Company’s functional currency. The Company has a Canadian subsidiary, but this subsidiary has no operations, assets, or liabilities in Canada for the years ended September 30, 2023 and 2022, respectively. The US-based operations of the Company incur certain expenses in Canada, and the foreign translation and transaction gains and losses relating to such expenses incurred in Canada have been included in the Company’s net loss as a component of other income (expense).

p.	Stock-based Compensation – The Company estimates the fair value of its stock-based option compensation, and warrants when issued, using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time holders will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options that are forfeited or expired are returned to the pool of options available for grant with no effect on the Company’s Statement of Operations, but fair values are reduced from deferred share-based compensation in the calculation of current or deferred income tax assets or obligations.

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The dilutive effect of potentially dilutive common shares as of September 30, 2023 and 2022 is as follows:

	2023	2022
Stock options	6,035,000	8,335,000
Warrants	12,051,022	57,414,898
Total potential dilution	18,086,022	65,749,898

At September 30, 2023 and 2022, the effect of the Company’s common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 3 – PROPERTY, MINERAL RIGHTS AND EQUIPMENT:

The following is a summary of property, mineral rights, equipment and accumulated depreciation at September 30, 2023 and 2022:

	Expected Useful Lives (years)	2023	2022

Mineral rights – Eureka	-	$13,729,838	$13,647,838
Mineral rights – Seven Troughs, New York Canyon and other	-	248,227	168,925
ARO Asset	-	125,636	112,615
Total mineral rights		14,103,701	13,929,378

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,155,178	$13,980,855

Mineral rights at Eureka increased by $82,000 for advanced royalty payments to Rocky Mountain Mining Company for Lookout Mountain during the year ended September 30, 2023 and 2022. Depreciation expense for the years ended September 30, 2023 and 2022, was $ 0 for each period.

Seven Troughs:

In its fiscal 2012, Timberline announced the acquisition from CIT Microprobe Holdings, LLC (California Institute of Technology) (“CIT”) of CIT’s interest in 3,900 acres (6.1 square miles) of patented and unpatented mining claims comprising the majority of the Seven Troughs gold mining district near Lovelock, Nevada. The acquired interest is as lessee under the terms of a 50-year lease, originally executed in 1975. Terms of the purchase agreement included a cash payment of $50,000 and a 2-percent NSR production royalty reserved to CIT. While the Company is certain of its rights and obligations under the lease, the lessor’s identification became somewhat clouded over the years due to passing of the early lessor principal to the agreement and a lack of full clarity as to all the eventual inheritors of the property. The Company has met its obligations under the lease and has located and secured agreements with the heirs to acquire any of their residual rights. The Company is moving to have the agreements adjudicated appropriately. The Company has the option to purchase one-half of the NSR production royalty for $1 million for the entirety of the lease term.

On April 26, 2022, the Company entered into a Memorandum of Agreement with Normandy Gold Limited (“NDY”) to grant NDY a 12-month exclusive option to enter into an earn-in joint venture agreement with the Company regarding the Seven Troughs property. The option was extended for an additional indefinite period to allow for additional actions to clear technical title issues, expected to occur in the second quarter of fiscal 2024. Subject to negotiation and execution of a definitive agreement, the option may provide NDY with the opportunity to solely fund $5,000,000 of exploration over 6 years, make cash payments of $250,000 to the Company and issue 2,000,000 NDY shares to the Company to ultimately earn a 75% interest in the property.

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

During the first quarter of fiscal 2023, the Company capitalized a purchased interest in patented claims within the New York Canyon claim block from private parties for $10,933. In conjunction with the purchase, the Company granted a 0.5% net smelter return royalty to the sellers. During fiscal 2023, the Company purchased an interest in additional patented claims within the New York Canyon claim block from private parties for $68,369.

NOTE 4 – RELATED-PARTY TRANSACTIONS:

Mr. William Matlack, a director of the Company, is the holder of the note described in Note 5.

Mr. Donald McDowell, a director of the Company, performs geological consulting services for the Company, for which he received compensation of $7,000 and $60,750 in the fiscal years ended September 30, 2023 and 2022, respectively.

NOTE 5 – SENIOR UNSECURED NOTES PAYABLE – RELATED PARTY:

On July 30, 2018, prior to him becoming a significant shareholder and director, the Company entered into a loan agreement and promissory note with William Matlack. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and had a maturity date of January 20, 2023, which was extended to July 20, 2023. During fiscal 2021, the Company repaid $29,009 of principal along with $220,991 of interest. At September 30, 2022, the note balance was $270,991. During fiscal 2023, the Company paid the note in full; principal of $270,991 and interest of $116,601, with all discounts fully amortized.

The accrued interest on the senior unsecured note payable – related party was $nil and $57,966 at September 30, 2023 and September 30, 2022, respectively. Interest expense related to the senior unsecured note payable to this related party was $58,635 and $55,660 for the fiscal years ended September 30, 2023 and 2022, respectively.

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

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes to the Company’s asset retirement obligation on its mineral properties are as follows:

	2023	2022
Beginning balance	$124,159	$118,247
Change in asset retirement obligation estimate	13,021	-
Accretion expense	6,860	5,912
Ending balance	$144,040	$124,159

The insignificant change recorded in the asset retirement obligation during the year ended September 30, 2023 relates to the additional acres of land that was disturbed during the year ended September 30, 2022 on the Company’s Eureka claims. There was no significant disturbance of acres during fiscal 2023.

NOTE 7 – INCOME TAXES:

At September 30, 2023 and 2022, the Company did not record a tax provision or benefit due to continuing losses and availability of net operating loss carry forwards.

At September 30, 2023 and 2022, the Company had deferred tax assets arising principally from net operating loss carryforwards for income tax purposes. As the Company’s management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2023 and 2022.

The components of the Company’s deferred taxes at September 30, 2023 and 2022 are as follows:

Timberline Resources Corp.	2023	2022
Net deferred tax assets:
Exploration costs	$50,000	$127,000
Investments in subsidiaries	181,000	184,000
Share-based compensation	228,000	362,000
Federal and state net operating loss carryforwards	13,294,000	12,163,000
Foreign net operating loss carryforwards	1,803,000	1,803,000
Total deferred tax asset	15,556,000	14,639,000
Valuation allowance	(15,556,000)	(14,639,000)
Net deferred tax asset	$-	$-

BH Minerals USA, Inc.
Net deferred tax assets (liabilities):
Property, mineral rights, and equipment	$(2,258,000)	$(2,260,000)
Exploration costs	336,000	255,000
Federal and state net operating loss carryforwards	5,428,000	5,353,000
Total deferred tax asset	3,506,000	3,348,000
Valuation allowance	(3,506,000)	(3,348,000)
Net deferred tax asset	$-	$-

The federal income taxes of the Company’s wholly owned subsidiary, BH Minerals USA, Inc., are not consolidated with those of the rest of the Company since BH Minerals USA, Inc. is wholly owned by the Company’s Canadian subsidiary, Staccato Gold Resources Ltd.

Timberline Resources Corporation

Notes to Consolidated Financial Statements

The annual tax benefit is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s pretax loss for the following reasons:

	2023	2022

Net Loss	$(2,180,000)	$(5,962,000)
Statutory Federal income tax rate	21.0%	21.0%
Expected income tax benefit based on statutory rate	(458,000)	(1,252,000)
Effect of state taxes	(81,000)	(61,000)
Effect of change in tax rates	89,000	-
Change in valuation allowance	1,075,000	1,308,000
Prior year change in estimates	(625,000)	5,000
Income tax provision	$-	$-

At September 30, 2023, Timberline Resources Corp had total federal net operating loss carryforwards of approximately $58.3 million, of which $44.8 million expire in fiscal years ending September 30, 2024 through September 30, 2038. Federal net operating loss carryforwards of $13.5 million will not expire and the usage of these loss carryforwards is limited to 80% of taxable income. State net operating losses total approximately $22.7 million and will expire in fiscal years ending September 30, 2023 through September 30, 2043.

BH Minerals has total federal net operating loss carryforwards of approximately $25.8 million, of which $15.8 million expire in fiscal years ending September 30, 2025 through September 30, 2038. Federal net operating loss carryforwards of $10.0 million will not expire and the usage of these loss carryforwards is limited to 80% of taxable income.

At September 30, 2023, the Company also has approximately $6.7 million in net operating loss carryforwards in Canada which will expire in fiscal years ending September 30, 2024 through September 30, 2032.

The Company has not identified any unrecognized tax benefits. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. Fiscal years 2020 through 2023 remain subject to examination by state and federal tax authorities. The Company has reviewed its tax returns and believes the Company has not taken any unsubstantiated tax positions. Tax attributes from years prior to that can be adjusted as a result of examination.

IRS Code Section 382 limits the loss and credit carryforwards in the event of an “ownership change” of a corporation. The equity placement activities during the year ended September 30, 2023 did not give rise to an ownership change under Section 382.

As a result of previous acquisitions, the Company acquired approximately $15,000,000 of federal net operating loss carryovers that are limited by Code Section 382. As of September 30, 2023, the Company has not determined if any other losses are limited by IRS Code Section 382.

NOTE 8 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

The Company is authorized to issue 500,000,000 common shares.

Private Placements

On August 30, 2023, we closed a non-brokered private placement of the Company to accredited investors at a price of $0.05 per unit. Units consist of one common share and one-half class O warrant shares. We issued 14,570,000 common shares for cash proceeds of $728,500. Finders fees in the amount of $10,100 were paid to licensed brokers and consultants in association with the offering. The warrants have a term of three years and are exercisable at $0.08 per common share.

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

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Warrants

Total warrants of 7,285,000 Series O Warrants and 1,016,022 Series N warrants were issued in association with the private placement offerings during the fiscal years ended September 30, 2023 and 2022, respectively. Total warrants of 52,648,876 and 16,271,016 expired during the fiscal years ended September 30, 2023 and 2022, respectively. There were 12,051,022 and 57,414,898 warrants outstanding as of September 30, 2023 and 2022, respectively.

The following is a summary of warrants as of September 30, 2023:

	Shares	Exercise Price ($)	Expiration Date
Series C Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	2,880,867	0.45	October 31, 2022
Outstanding and exercisable at September 30, 2022	2,880,867
Expired	(2,880,867)
Outstanding and exercisable at September 30, 2023	-
Series E Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	6,825,000	0.14	October 29, 2021
Expired	(6,825,000)
Outstanding and exercisable at September 30, 2022 and 2023	-
Series G Warrants: (Issued for Mineral Property Purchase)
Outstanding and exercisable at September 30, 2021	5,000,000	0.24	December 18, 2021
Expired	(5,000,000)
Outstanding and exercisable at September 30, 2022 and 2023	-
Series H Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	5,992,441	0.14	March 22, 2022
Exercised	(1,546,425)
Expired	(4,446,016)
Outstanding and exercisable at September 30, 2022 and 2023	-
Series J Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	3,750,000	0.12	October 15, 2024
Outstanding and exercisable at September 30, 2022	3,750,000
Outstanding and exercisable at September 30, 2023	3,750,000
Series K Warrants: (Issued for Extension of Unsecured Note Payable)
Outstanding and exercisable at September 30, 2021	4,000,000	0.08	January 20, 2023
Outstanding and exercisable at September 30, 2022	4,000,000
Expired	(4,000,000)
Outstanding and exercisable at September 30, 2023	-
Series L Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	33,636,362	0.20	August 15, 2023
Outstanding and exercisable at September 30, 2022	33,636,362
Expired	(33,636,362)
Outstanding and exercisable at September 30, 2023	-
Series M Warrants: (Issued for Private Placement)
Outstanding and exercisable at September 30, 2021	12,131,647	0.30	May 21, 2023
Outstanding and exercisable at September 30, 2022	12,131,647
Expired	(12,131,647)
Outstanding and exercisable at September 30, 2023	-
Series N Warrants: (Issued for Private Placement)
Issued May 2, 2022	1,016,022	0.25	November 2, 2023
Outstanding and exercisable at September 30, 2022	1,016,022
Outstanding and exercisable at September 30, 2023	1,016,022
Series O Warrants: (Issued for Private Placement)
Issued August 30, 2023	7,285,000	0.08	August 31, 2026
Outstanding and exercisable at September 30, 2023	7,285,000

Weighted average remaining contractual term is 2.1 years at September 30, 2023 Warrants outstanding and weighted average exercise price at September 30, 2023	12,051,022	0.11

Timberline Resources Corporation

Notes to Consolidated Financial Statements

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors is authorized to issue the preferred stock from time to time in series, and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. There was no preferred stock issued as of September 30, 2023 and 2022.

NOTE 9 – STOCK-BASED AWARDS:

During the year ended September 30, 2019, the Company’s shareholders approved, and the Company’s Board of Directors adopted, the Company’s 2018 Stock and Incentive Plan. This plan replaced the Company’s 2015 Equity Incentive Plan. The aggregate number of shares that could be issued to employees, directors, and consultants under all stock-based awards made under the 2018 Stock and Incentive Plan was 8 million shares of the Company’s common stock.

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

The share-based compensation for the option awards granted during 2021 recognized during the years ended September 30, 2023 and 2022 was $84,962 and $44,321, respectively. Unrecognized compensation of $3,679 will be recognized during the first quarter of fiscal year 2024. All stock based compensation recognized in the years ended 2023 and 2022 are included in salaries and benefits.

The following is a summary of the Company’s options issued under the Amended 2005 Equity Incentive Plan, the 2015 Stock and Incentive Plan and the 2018 Stock and Incentive Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,335,000	0.18
Expired	(2,300,000)
Outstanding at September 30, 2023	6,035,000	$0.17

Exercisable at September 30, 2023	5,847,500	$0.17

Average remaining contractual term of options outstanding and exercisable at September 30, 2023 (years)		1.82
Intrinsic value of options outstanding at September 30, 2023		$-
Intrinsic value of options exercisable at September 30, 2023		$-

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

NOTE 11 – SUBSEQUENT EVENTS:

On December 27, 2023, the Company closed a $630,000 non-brokered private placement offering of units of the Company at a price of $0.04 per unit solely to persons who qualify as accredited investors under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one four-year warrant, with each warrant exercisable to acquire one share of common stock of the Company at a price of $0.06 per share.

A total of 15, 750,000 common shares and 15,750,000 warrants were issued.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of September 30, 2023, the Company’s internal control over financial reporting is effective.

Management’s Remediation Initiatives

Management’s remediation initiatives included implementing additional segregation of duties over cash management, specifically in bank account reviews and reconciliations. An additional person, independent of the processing of vendor invoices and payments has been engaged and assigned to perform the reviews and reconciliations of bank accounts on a monthly basis. Those responsibilities were initiated during the quarter ended December 31, 2022 and were fully in place during subsequent quarters. The Company has three employees, and management has concluded that anticipated business growth and the accompanying expansion of staffing will improve effectiveness of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2023.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and nominees, executive officers and key employees. The term for each director expires at our next Annual Meeting or until his or her successor is appointed and qualified. The ages of the directors and officers are shown as of December 20, 2023.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Patrick Highsmith(1)	President & Chief Executive Officer and Director	Mining Executive, Geologist & Geochemist	October 8, 2020	56
Steven Osterberg(2)	VP- Exploration and Director, former President & Chief Executive Officer	VP – Exploration, Geologist	February 1, 2012	63
Ted R. Sharp	Chief Financial Officer, Principal Financial Officer	Chief Financial Officer, Founder and Owner of Sharp Executive Associates, Inc., Certified Public Accountant	September 10, 2018	67
Leigh Freeman(3)	Director	Principal, Leigh Freeman Consultancy	January 18, 2013	74
Donald McDowell	Former VP Corporate Development and Director	President of Americas Gold Exploration Inc.	June 21, 2018	64
William Matlack	Director	Geologist	October 29, 2019	69
Pamela Saxton (3)	Director	Professional Director	May 6, 2021	71

1)	Mr. Highsmith was appointed President and Chief Executive Officer on October 8, 2020, and was appointed to the Board of Directors on January 1, 2021.
2)	Mr. Osterberg was appointed VP- Exploration on October 8, 2020, was former President and Chief Executive Officer appointed on January 19, 2016 and resigned from those positions on October 8, 2020.
3)	“Independent” in accordance with Rules 121 and 803A of the NYSE American Company Guide.
4)	On August 7, 2023, the Board voted to not renew Mr. McDowell’s contract as VP – Corporate Development. He remains a member of the Board.

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

Donald McDowell – former VP-Corporate Development and Director

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

On August 7, 2023, the Board voted to not renew Mr. McDowell’s contract as VP – Corporate Development. He remains a member of the Board.

William Matlack - Director

On October 29, 2019, our Board of Directors appointed Mr. Matlack as a director of the Company. Mr. Matlack is a veteran geologist over a 20-year career in the mining industry, working primarily with Santa Fe Pacific Gold Corp. (now Newmont Mining) and Gold Fields. Mr. Matlack was involved in the exploration and development of several world-class gold discoveries in Nevada and California. Later, he was an equity research analyst in metals & mining with Citigroup and BMO Capital Markets, and an investment banker in metals & mining with Scarsdale Equities. He was interim CEO and a director of Klondex Mines Limited during its transformation from an explorer to gold producer in Nevada. Mr. Matlack currently serves on the board of Silver Bull Resources, Inc. since March 2023.

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

Ted R. Sharp, CPA – Chief Financial Officer

Mr. Sharp was appointed as our Chief Financial Officer, Secretary, and Treasurer effective September 10, 2018. Mr. Sharp is a Certified Public Accountant and has a Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003 to the present, he serves as President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Unless specified, each of the following companies are publicly-traded. Since March 2006 to the present, he serves as Chief Financial Officer of Goldrich Mining Company. From July 2012 through July 2021, Mr. Sharp was a principal and served part-time as Chief Financial Officer of US Calcium LLC, a privately-held natural resource company. In the past, from December 2018 to April 10, 2020, he served as Chief Financial Officer of U.S. Gold Corp. From May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation. From September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc. Each of the latter three companies are mining exploration companies. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc, an environmental services company. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc, a then-publicly-traded manufacturer of capital goods. Mr. Sharp has more than 35 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

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

Audit Committee and Audit Committee Financial Experts

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the NYSE American LLC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of two (2) directors each of whom, in the opinion of the Board, are independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially literate (pursuant to the requirements of Section 803B of the NYSE American Company Guide): Pamela Saxton (Chairwoman) and Leigh Freeman. Ms. Saxton and Mr. Freeman each satisfy the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K and meets the requirements for financial sophistication under the requirements of Section 803B of the NYSE American Company Guide. At December 29, 2023, Ms. Saxton and Mr. Freeman are the only members of the Audit Committee.

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

Our Code of Business and Ethical Conduct is available on our web site at https://timberlineresources.co A copy of the Code of Business and Ethical Conduct will be provided to any person without charge upon written request to us at our executive offices: Timberline Resources Corporation, 9030 North Hess St., Suite 161, Hayden, Idaho 83835.

We intend to disclose any amendment to or any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Business and Ethical Conduct during the year ended September 30, 2023, or during the subsequent period from October 1, 2023 through the date of this Form 10-K.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended September 30, 2023, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended September 30, 2023 of those persons who were, at September 30, 2022 (i) the Chief Executive Officer (Patrick Highsmith), (ii) the Chief Financial Officer (Ted R. Sharp), and (iii) any other highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Unit and Stock Option Awards(3) ($)		All Other Compensation ($)	Total ($)
Patrick Highsmith, President, Chief Executive Officer	2023	168,000	-	84,962	(1)	11,543	222,506
	2022	168,000	-	44,321	(1)	11,033	223,354
Steven Osterberg, VP-Exploration	2023	150,000	-	-		36,653	155,403
	2022	150,000	-	-		33,473	183,473
Ted R. Sharp, Chief Financial Officer(2)	2023	-	-	-		56,243	56,243
	2022	-	-	-		34,824	34,824

(1)	Includes 750,000 stock option awards with an exercise price of $0.25 per share, 25% which vested immediately with the balance vesting at 25% on subsequent anniversaries.
(2)	Mr. Sharp provides services as Chief Financial Officer under a consulting contract.
(3)

Stock Option awards are valued using the Black-Scholes method in accordance with FASB ASC Topic 718 and stock unit awards are valued at the market price of the stock on the date of grant. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K for fiscal year ended September 30, 2023 and Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for fiscal years ended September 30, 2022.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers, as of September 30, 2023. No stock appreciation rights have been awarded.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date
Patrick Highsmith	750,000	$0.25	10/8/2025
	500,000	$0.25	5/6/2026
Steven Osterberg	456,522	$0.08	10/29/2024
	250,000	$0.25	10/8/2025
	200,000	$0.25	5/6/2026
Donald McDowell	456,522	$0.08	10/29/2024
	200,000	$0.25	5/6/2026
Ted R. Sharp	100,000	$0.10	1/17/2024
	152,173	$0.08	10/29/2024
	150,000	$0.25	5/6/2026

Directors

The following table sets forth the compensation granted to our directors during the fiscal year ended September 30, 2023. Compensation to Directors that are also executive officers is detailed above and is not included on this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Leigh Freeman	0	0	0	0	0	0		0
Patrick Highsmith(1)	0	0	0	0	0	0		0
William Matlack	0	0	0	0	0	0		0
Donald McDowell	0	0	0	0	0	7,000	(2)	7,000
Pam Saxton	0	0	0	0	0	0		0

(1)	Mr. Highsmith was appointed director on January 1, 2021. He was appointed President and Chief Executive Officer on October 8, 2020, for which he receives a salary, which is not listed here.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth information as of September 30, 2023, regarding the ownership of our common stock by:

•	each named executive officer, each director and all of our directors and executive officers as a group; and
•	each person who is known by us to own more than 5% of our shares of common stock.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 174,246,152 shares of common stock outstanding as of September 30, 2023. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options that are exercisable within 60 days following September 30, 2023 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

DIRECTORS AND EXECUTIVE OFFICERS

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Leigh Freeman (a)(1) Chairman of the Board, Director	65,066/605,217	*
Common Stock	Steve Osterberg (c)(2) VP - Exploration	1,108,994/1,057,609	1.24%
Common Stock	Donald McDowell (b)(3) Former VP - Corporate Development, Director	-/10,143,522	5.80%
Common Stock	William Matlack (a)(4) Director	17,204,961/4,166,848	11.98%
Common Stock	Patrick Highsmith(b)(5) Chief Executive Officer, Director	-/1,250,000	*
Common Stock	Pamela Saxton (a)(6) Director	-/200,000	*
Common Stock	Ted R. Sharp (c)(7) Chief Financial Officer	-/402,173	*

Common Stock	Total Directors and Executive Officers as a group (7 persons)	18,379,021/17,825,369	20.46%

5% STOCKHOLDERS
Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	William Matlack (a)(4) Director	17,270,961/4,166,848	11.98%
Common Stock	Americas Gold Exploration, Inc. (3) Donald McDowell 2131 Stone Hill Circle Reno, NV 89519	9,487,000/656,552	5.82%
Common Stock	Condire Resource Master Partnership (8) John Bateman, 2000 McKinney Ave, Suite 2125, Dallas TX 75201	11,300,000/-	6.49%
Common Stock	Crescat Global Macro Master Fund LTD Crescat Long/Short Fund LLP Crescat Precious Metals Master Fund LTD Kevin and Linda Smith Living Trust (9) Kevin Smith, 1560 Broadway, Suite 2270, Denver, CO 80202	25,763,636/2,000,000	14.62%
Common Stock	Jupiter Investment Management(10) Zig Zag Building 70 Victoria Street London, United Kingdom SW1E 6SQ	25,933,705/5,000,000	17.26%

* less than 1%.

** The percentages listed for each shareholder are based on 174,246,152 shares outstanding as of September 30, 2023 and assume the exercise by that shareholder only of his/her entire option or warrant, exercisable within 60 days of September 30, 2023.

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

(2)

A vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024. A vested option to purchase 250,000 shares was granted to this stockholder on October 8, 2020 with an exercise price of $0.25 and an expiration date of October 8, 2025.A vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026. Total options include 151,087 owned by Mr. Osterberg’s spouse.

(3)

Mr. McDowell, a director of the Company, is the principal holder of shares of Americas Gold Exploration, Inc., owning approximately 75% of the voting securities of that company. A vested option to purchase 456,522 shares was granted to this stockholder on October 29, 2019 with an exercise price of $0.08 per share and an expiration date of October 29, 2024, a vested option to purchase 200,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026, each held personally by Mr. McDowell. Includes 9,487,000 shares owned by Americas Gold Exploration, Inc.

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

(5)

An option to purchase 750,000 shares was granted to this stockholder on October 8, 2020 with an exercise price of $0.25 per share and an expiration date of October 8, 2025, of which 562,500 are vested with another 187,500 vesting on October 8, 2023. A vested option to purchase 500,000 shares was granted to this stockholder on May 6, 2021 with an exercise price of $0.186 per share and an expiration date of May 6, 2026.

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

(8)	This stockholder acquired units on August 13, 2020 which included 8,800,000 shares of common stock. This stockholder acquired units on June 29, 2021 which included 2,500,000 shares of common stock.
(9)

This group of affiliated stockholders acquired units on August 13, 2020 which included 16,363,636 shares of common. This stockholder acquired units on June 29, 2021 which included 1,250,000 shares of common stock. This stockholder acquired 2,000,000 shares of common stock in a private placement on April 22, 2022. This stockholder acquired units on August 31, 2023 which included 4,000,000 common shares and 2,000,000 warrants exercisable at a price of $0.08 per share that expire on August 31, 2026. Includes 150,000 common shares purchased on the open market.

(10)

This stockholder acquired 15,933,705 shares of common stock in April of 2022. This stockholder acquired units on August 24, 2023 which included 10,000,000 common shares and 5,000,000 warrants exercisable at a price of $0.08 per share that expire on August 31, 2026.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no reportable transactions with related parties, including 5% or greater security holders, during the fiscal year ended September 30, 2023, except as noted below.

On July 30, 2018, prior to him becoming a significant shareholder and director, the Company entered into a loan agreement and promissory note with William Matlack. Mr. Matlack loaned the Company $300,000 in the form of a senior unsecured note, with the principal bearing interest at an annual rate of 18%, compounded monthly. The loan is unsecured and had a maturity date of January 20, 2023, and extended until July 20, 2023. During fiscal 2021, the Company repaid $29,009 of principal along with $220,991 of interest. During fiscal 2023, the Company paid the note in full bringing the balance to $0. At September 30, 2023 and 2022, the note payable balance was $nil and $270,991, respectively, with all of the discount fully amortized.

Mr. Donald McDowell, a director of the Company, performed geological consulting services for the Company, for which he received compensation of $7,000 and $60,750 in the fiscal years ended September 30, 2023 and 2022, respectively.

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

Director Independence

We have five directors as of December 29, 2023, including two independent directors, Leigh Freeman and Pamela Saxton.

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under Section 803A of the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Assure CPA, LLC was the Independent Registered Public Accounting Firm for the Company in the fiscal year ended September 30, 2023.

Our financial statements have been audited by Assure CPA, LLC, independent registered public accounting firm, for the years ended September 30, 2006 through September 30, 2023.

The following table sets forth information regarding the amount billed to us by our independent auditor, Assure CPA, LLC for our two fiscal years ended September 30, 2023 and 2022, respectively:

	Years Ended September 30,
	2023	2022
Audit Fees	$63,133	$68,426
Audit Related Fees	-	-
Tax Fees	14,550	11,110
All Other Fees	-	-
Total	$77,683	$79,536

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance, all particular engagements for services provided by the Company’s independent auditor. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for 2023 and 2022 were pre-approved by the Audit Committee. The Audit Committee reviews with Assure CPA, LLC whether the non-audit services to be provided are compatible with maintaining the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm dated December 29, 2023.
2.	Consolidated Balance Sheets—At September 30, 2023 and 2022.
3.	Consolidated Statements of Operations—Years ended September 30, 2023 and 2022.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended September 30, 2023 and 2022.
5.	Consolidated Statements of Cash Flows—Years ended September 30, 2023 and 2022.
6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

Exhibit	Description of Document
3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
3.3	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 14, 2021.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of the Series H Warrant, incorporated by reference to exhibit 99.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 1, 2019
4.3	Form of the Series G Warrant, incorporated by reference to exhibit 4.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019
4.4	Form of the Series I Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.5	Form of the Series J Warrant, incorporated by reference to exhibit 4.5 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 25, 2019
4.6	Form of the Series K Warrant, incorporated by reference to exhibit 4.8 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on Jan 10, 2020
4.7	Form of the Series L Warrant, incorporated by reference to exhibit 4.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 1, 2020
4.8#	Form of the Series M Warrant
4.9#	Form of the Series N Warrant
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
10.4*

Sharp Executive Associates, Inc. (Ted R. Sharp) CFO Engagement Letter dated September 10, 2018, incorporated by reference to exhibit 10.36 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 27, 2018

10.5	Lookout Mountain LLC Agreement dated June 28, 2019, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 10, 2020
10.6*	Patrick Highsmith Employment Agreement dated October 3, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020

10.7*	Steven Osterberg Employment Agreement dated October 9, 2020, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2020
10.8

Real Estate Purchase Contract with Newmont Capital Limited signed August 23, 2022, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2022

10.9

Real Estate Purchase Contract with University of Nevada – Reno Foundation signed September 28, 2022, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2022

10.10	Memo of Agreement with Normandy Gold Ltd signed April 26, 2022, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 29, 2022
10.11

Technical report entitled S-K 1300 Technical Report Summary: Lookout Mountain Project, Eureka Property, Eureka, Nevada dated June 21, 2023 with an effective date of December 31, 2022, incorporated by reference to the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on July 12, 2023.

10.12	Management Summary of SK 1300 Report, incorporated by reference to the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on July 12, 2023.
21.1	List of Subsidiaries, incorporated by reference to the Company’s Form 10-K as filed with the Securities Exchange Commission on January 10, 2020
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* - Denotes management contract or compensatory plan

# - Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Patrick Highsmith

Patrick Highsmith, President and Chief Executive Officer, Principal Executive Officer

Date:  January 2, 2024

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Ted R. Sharp

Ted R. Sharp, Chief Financial Officer, Principal Financial Officer

Date:  January 2, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: January 2, 2024	/s/ Leigh Freeman
Leigh Freeman, Chairman of the Board of Directors

Date: January 2, 2024	/s/ Patrick Highsmith
Patrick Highsmith, Director, President and Chief Executive Officer

Date: January 2, 2024	/s/ Donald McDowell
Donald McDowell, Director, VP-Corporate Development

Date: January 2, 2024	/s/ Pamela Saxton
Pamela Saxton, Director

Date: January 2, 2024	/s/ William Matlack
William Matlack, Director

Date: January 2, 2024	/s/ Ted R. Sharp
Ted R. Sharp, Chief Financial Officer

