Form 10-K/A
period 2023-09-30
Timberline Resources Corp
filed 2024-01-17
CIK 1288750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

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

Figure 1. Timberline Project Locations

Figure 2. Timberline’s Eureka Project Area

19

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

Figure 6. Timberline’s Eureka Project Showing Major Targets and Patented Claims

Figure 7. New York Canyon Geology and Silver-Gold Rock Geochemistry.

29

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

31

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

33

Figure 10. Lookout Mountain and Oswego Surface Rock Gold and Silver Geochemistry, and Drillhole Silver Intercepts

Figure 11. 1600m Level SCA Model Magnetic Plan Map of the Lookout Mountain Area

35

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

37

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

