Form 10-Q
period 2023-12-31
Timberline Resources Corp
filed 2024-02-13
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34055

TIMBERLINE RESOURCES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-0291227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9030 NORTH HESS ST., SUITE 161
HAYDEN, ID	83835
(Address of Principal Executive Offices)	(Zip Code)

 (208) 664-4859

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	TLRS TBR	OTCQB TSX-V

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

Number of shares of issuer’s common stock outstanding at February 13, 2024: 189,996,152

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2023	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$541,493	$98,224
Prepaid expenses and other current assets	16,029	8,130
TOTAL CURRENT ASSETS	557,522	106,354

Property, mineral rights, and equipment, net	14,173,178	14,155,178

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	1,200	5,700
TOTAL OTHER ASSETS	529,843	534,343

TOTAL ASSETS	$15,260,543	$14,795,875

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,775	$83,867
Accrued expenses	9,022	6,245
Accrued payroll, benefits and taxes	172,744	123,943
TOTAL CURRENT LIABILITIES	275,541	214,055

LONG-TERM LIABILITIES:
Asset retirement obligation	145,840	144,040
TOTAL LONG-TERM LIABILITIES	145,840	144,040
TOTAL LIABILITIES	421,381	358,095

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $ 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $ 0.001 par value; 500,000,000 shares authorized, 189,996,152 and 174,246,152 shares issued and outstanding, respectively	189,996	174,246
Additional paid-in capital	91,362,351	90,744,432
Accumulated deficit	(76,713,185)	(76,480,898)
TOTAL STOCKHOLDERS' EQUITY	14,839,162	14,437,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,260,543	$14,795,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended December 31,
	2023	2022

OPERATING EXPENSES:
Mineral exploration	$59,247	$522,643
Salaries and benefits	77,690	112,164
Professional fees	59,462	62,859
Insurance expense	13,967	44,528
Other general and administrative	21,513	127,902
TOTAL OPERATING EXPENSES	231,879	870,096

LOSS FROM OPERATIONS	(231,879)	(870,096)

OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(156)	3,402
Interest expense – related party	-	(15,151)
Interest expense	(271)	-
Other income	19	302
TOTAL OTHER INCOME (EXPENSE)	(408)	(11,447)

LOSS BEFORE INCOME TAXES	(232,287)	(881,543)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(232,287)	$(881,543)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	174,588,543	159,676,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2023	174,246,152	$174,246	$90,744,432	$(76,480,898)	$14,437,780
Stock based compensation	-	-	3,669	-	3,669
Common stock issued for cash and warrants	15,750,000	15,750	614,250	-	630,000
Net loss	-	-	-	(232,287)	(232,287)
Balance December 31, 2023	189,996,152	$189,996	$91,362,351	$(76,713,185)	$14,839,162

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$(74,300,554)	$15,814,762
Stock based compensation	-	-	51,708	-	51,708
Net loss	-	-	-	(881,543)	(881,543)
Balance, December 31, 2022	159,676,152	$159,676	$90,007,348	$(75,182,097)	$14,984,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,287)	$(881,543)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	3,669	51,708
Accretion of asset retirement obligation	1,800	1,715
Changes in assets and liabilities:
Prepaid expenses and other current assets	(7,899)	(52,655)
Deposits and other assets	4,500	-
Accounts payable	9,908	(574,188)
Accrued expenses	2,777	(10,032)
Accrued interest – related party	-	15,151
Accrued payroll, benefits and taxes	48,801	(3,663)
Net cash used by operating activities	(168,731)	(1,453,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mineral rights	(18,000)	(18,000)
Purchase of mineral rights	-	(10,933)
Net cash used by investing activities	(18,000)	(28,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	630,000	-
Net cash provided by financing activities	630,000	-

Net increase (decrease) in cash and cash equivalents	443,269	(1,482,440)

CASH AT BEGINNING OF PERIOD	98,224	2,438,587

CASH AT END OF PERIOD	$541,493	$956,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2023 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Basis of Presentation and Going Concern – The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.

For further information refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2023.

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such are those we have planned, can result in depletion of cash and return us to a position of insufficient cash to support normal operations for 12 months. The Company currently has no historical recurring source of revenue, and its ability to continue as a going concern is dependent on its ability to raise equity and/or debt capital to fund future exploration and working capital requirements, or the Company’s ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of common stock, Company assets and/or debt and the eventual profitable exploitation of its mining properties. While the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these condensed consolidated financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

b. New Accounting Pronouncements – In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2023 (Unaudited)

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

c. Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BH Minerals USA, Inc.; Wolfpack Gold (Nevada) Corp.; Staccato Gold Resources, Ltd.; Lookout Mountain LLC, and Talapoosa Development Corp., after elimination of intercompany accounts and transactions.

d. Net Income (Loss) per Share – Basic earnings per share (“EPS”) is computed as net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of outstanding securities as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Stock options	6,035,000	8,335,000
Warrants	26,785,000	50,534,031
Total potential dilution	32,820,000	58,869,031

At December 31, 2023 and 2022, the effect of the Company’s common stock equivalents would have been anti-dilutive.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at December 31, 2023 and September 30, 2023, respectively:

	Expected Useful Lives (years)	December 31, 2023	September 30, 2023

Mineral rights – Eureka	-	$13,747,838	$13,729,838
Mineral rights – Seven Troughs, New York Canyon and other	-	248,227	248,227
ARO Asset		125,636	125,636
Total mineral rights		14,121,701	14,103,701

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,173,178	$14,155,178

Mineral rights at Eureka increased by $18,000 and $18,000 for advanced royalty payments to Rocky Mountain Mining Company for Lookout Mountain during the three-month periods ended December 31, 2023 and 2022, respectively. Depreciation expense for the three months ended December 31, 2023 and 2022, was $0 for each period.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2023 (Unaudited)

NOTE 4 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

On December 28, 2023, the Company closed a non-brokered private placement to accredited investors at a price of $0.04 per unit. Units consist of one share of common stock and one series P warrant share. The Company issued 15,750,000 common shares and a like number of warrants for cash proceeds of $630,000. The warrants have a term of four years and are exercisable at $0.06 per common share.

During the quarter ended December 31, 2023, 1,016,022 series N warrants expired. During the quarter ended December 31, 2022, 2,880,867 series C warrants expired.

At December 31, 2023, the Company has a total of 26,785,000 warrants outstanding with a weighted average exercise price of $0.07 and a weighted average remaining contractual term of 3.19 years.

NOTE 5 – STOCK-BASED AWARDS:

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $259,985. These options vested immediately, with the exception of 750,000 options that vest at 25% upon grant with the remaining 75% vesting over a three-year period. At December 31, 2023, all options have fully vested. During the three months ended December 31, 2023 and 2022, $3,669 and $51,708 was expensed as share-based compensation.

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,335,000	0.18
Granted	-	-
Expired	(2,300,000)	(0.18)
Outstanding at September 30, 2023	6,035,000	$0.17
Granted	-	-
Expired	-	-
Outstanding at December 31, 2023	6,035,000	0.17
Outstanding and exercisable at December 31, 2022	6,035,000	$0.17
Weighted average remaining contractual term (years)		1.57

The aggregate of options exercisable as of December 31, 2023 had no intrinsic value, based on the closing price of $0.05 per share of the Company’s common stock on December 31, 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

The Company has the following commitments and contingencies:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements including advance minimum royalty payments, with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it estimates annual fees to total $236,277 per year in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in herein, the terms “Timberline,” the “Company,” “we,” “us,” and “our” refer to Timberline Resources Corporation.

This discussion and analysis contains forward-looking statements that involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under the heading “Risk Factors” in our Form 10-K/A filed with the United States Securities and Exchange Commission (the “SEC”) on January 17, 2024. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and the Company undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

The Eureka Project, includes the Lookout Mountain Property and the historical Lookout Mountain and Windfall Mines in a total property position of approximately 28 square miles (72 square kilometers). The Lookout Mountain mineral resource estimate was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, Effective March 1, 2013, filed on SEDAR April 12, 2013:

During the 2023 fiscal year, RESPEC Company LLC completed a mineral resource estimate and an initial Technical Report Summary (TRS) for the Lookout Mountain gold deposit. The TRS and mineral resource disclosure is a requirement of S-K 1300, which governs US mining projects. The updated mineral resource estimate is summarized in Table 1. The resource estimate has been constrained by optimized open pits utilizing revenue and cost inputs as summarized in the Notes to Table 1 below:

Table 1.  Updated Lookout Mountain Project Gold Resources

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

•	The effective date of the resource estimate is December 31, 2022.
•	Rounding may result in apparent discrepancies between tons, grade, and contained metal content.
•	The Technical Report Summary is authored by Steven Osterberg, PhD, PG (Timberline’s qualified person) and RESPEC Company LLC of Reno, Nevada

Complete descriptions, data and analysis of the Company’s mineral interests, together with graphs, tables and diagrams, can be viewed in our fiscal 2023 annual report dated December 31, 2023, as amended, originally filed with the Securities and Exchange Commission on January 2, 2024.

Detailed maps and mineral resources estimates for the Eureka Project, the 2023 Technical Report Summary and other technical reports and information on the Company’s projects may be viewed at http://timberlineresources.co.

Summary of the exploration activities for the three months ended December 31, 2023:

During the three months ended December 31, 2023, Management’s efforts were directed toward securing additional financing to advance the mineral rights owned by the Company, in which it was successful in the short term. Additional funds will be required to perform planned exploration programs on the Company’s properties, but the funds required to support the administration and operating activities of the Company in the interim period until long-term financing can be obtained, were secured with a cash infusion of $630,000 to the Company as a result of selling common shares and warrants in a private placement transaction.

Exploration Plans and Budgets

Our exploration focus during fiscal 2024 will continue to be on the Eureka Project. Our financial and human resources will be dedicated to the advancement of the Lookout Mountain, Water Well, New York Canyon, and other targets across the property. The results of our drilling, mapping, geochemical and geophysical work completed during fiscal years 2020 through 2022 exploration seasons significantly advanced our understanding of the overall geologic setting of the Eureka Project, highlighting several areas with potential for significant gold mineralization. Our most significant advances during this period were the strong drill results announced in FY 2022, the acquisition of patented claims in New York Canyon, surface sampling results for silver and gold in New York Canyon, and the growing potential of carbonate replacement silver-lead-zinc deposits (CRD) on the Eureka Project and more broadly in the district. During fiscal year 2023, management conducted extensive analysis of historical data, newer geophysical and geological data, and district geology to advance integrated targets for CRD silver-lead-zinc and Carlin-type gold exploration. This work will serve as a guide for our fiscal 2024 exploration plan.

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

Results of Operations for the three months ended December 31, 2023 and 2022

Consolidated Results

(US$)	Three Months Ended December 31,
	2023	2022
Exploration expenses:
Eureka	$19,919	$442,037
Other exploration properties	39,328	80,606
Total exploration expenditures	59,247	522,643
Non-cash expenses:
Stock option expenses	3,669	51,708
Depreciation, amortization and accretion	1,800	1,715
Total non-cash expenses	5,469	53,423
Professional fees expenses	59,462	62,859
Insurance expenses	13,967	44,528
Salaries and benefits expenses	74,021	60,456
Interest and other (income) expense	408	11,447
Other general and administrative expenses	19,713	126,187
Net loss	$232,287	$881,543

Our consolidated net loss for the three months ended December 31, 2023 was $232,287, compared to a consolidated net loss of $881,543 for the three months ended December 31, 2022. The decrease in net loss is largely due to the significant decrease in exploration expenses, stock option expenses and other general and administrative expenses as a result of our intentional scale-back of operating activities during management’s efforts to raise funds for operations.

Subject to adequate funding in 2024, we expect to continue to incur exploration expenses for the advancement of our Eureka Project.

Financial Condition and Liquidity

At December 31, 2023, we had assets of $15,260,543, consisting of cash in the amount of $541,493; property, mineral rights and equipment of $14,173,178, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $17,229.

On December 31, 2023, we had total liabilities of $421,381 and total assets of $15,260,543. This compares to total liabilities of $358,095 and total assets of $14,795,875 on September 30, 2023. As of December 31, 2023, our liabilities consist of $145,840 for asset retirement obligations, and $275,541 of trade payables and accrued liabilities. Of these liabilities, $275,541 are due within twelve months. The liabilities compared to September 30, 2023 have increased, due to increased trade payables, accrued payroll, benefits and taxes, and accrued liabilities during the three months ended December 31, 2023.

On December 31, 2023, we had working capital of $281,981 and stockholders’ equity of $14,839,162 compared to negative working capital of $107,701 and stockholders’ equity of $14,437,780 for the year ended September 30, 2023. Working capital experienced a favorable change due to the increase in available cash from a completed private placement financing during the three months ended December 31, 2023.

During the three months ended December 31, 2023, we used cash from operating activities of $168,731, compared to cash used of $1,453,507 for the three months ended December 31, 2022. The use of cash from operating activities results primarily from the net loss of $232,287 for the three-month period ended December 31, 2023 compared to net loss of $881,543 for the quarter ended December 31, 2023. Changes to the net loss for the comparative periods are described above.

During the three-month period ended December 31, 2023, cash of $18,000 was used by investment activities, compared with cash of $28,933 used for the three-month period ended December 31, 2022. During the quarter ended December 31, 2023, we paid $18,000 for mineral rights, compared to $28,933 paid for mineral rights for the quarter ended December 31, 2022.

During the three-month period ended December 31, 2023, cash of $630,000 was provided by financing activities compared to $nil for the quarter ended December 31, 2022.

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

At December 31, 2023, we had working capital of $281,981. We had $275,541 outstanding in current liabilities and a cash balance of $541,493. As of the date of this report on Form 10-Q, we do not have sufficient cash to meet our normal operating commitments for the next 12 months without additional financing. Therefore, we expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have executed in prior years, can result in depletion of cash and would be prohibitive unless we can secure sufficient cash to support normal operations for the following 12 months.

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

We plan, as funding allows, to follow up on our positive drill results on our Eureka Project. Subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.

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

Financing Activities

On December 28, 2023, we closed a non-brokered private placement to accredited investors at a price of $0.04 per unit. Units consist of one share of common stock and one series P warrant share. We issued 15,750,000 common shares and a like number of warrants for cash proceeds of $630,000. The warrants have a term of four years and are exercisable at $0.06 per common share.

Subsequent Events

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2023 Form 10-K/A.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2023.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2023, which was filed with the SEC on January 17, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 28, 2023, we closed a non-brokered private placement to accredited investors at a price of $0.04 per unit. Units consist of one share of common stock and one series P warrant share. We issued 15,750,000 common shares and a like number of warrants for cash proceeds of $630,000. The warrants have a term of four years and are exercisable at $0.06 per common share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended December 31, 2023, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2*	Form of the Series M Warrant, filed herewith
4.3*	Form of the Series N Warrant, filed herewith
4.4*	Form of the Series P Warrant, filed herewith
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Patrick Highsmith
Patrick Highsmith
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2023

By:	/s/ Ted R. Sharp
Ted R. Sharp
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 13, 2023

