Form 10-Q
period 2024-03-31
Timberline Resources Corp
filed 2024-05-15
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Number of shares of issuer’s common stock outstanding at May 15, 2024: 189,996,152

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Forward- looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Forward-looking statements including, among other things, statements regarding our anticipated near-term capital needs, our ability to fund planned activities and potential sources of capital; information regarding the Eureka Property, including the estimates included in our mineral resource estimate and initial technical report summary; our plans regarding further advancement of the Eureka project; the potential impacts of entering into the Merger Agreement with McEwen Mining Inc.; and statements concerning our financial condition, business strategies and business and legal risks and our financial outlook for fiscal 2024, including anticipated expenditures and cash inflows during the year.

The above statements are not the exclusive means of identifying forward-looking statements herein. Although forward-looking statements contained in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known to us. Forward-looking statements are always subject to risks and uncertainties, and become subject to greater levels of risk and uncertainty as they address matters further into the future.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: inability to satisfy the closing conditions in connection with the proposed McEwen merger; unexpected changes in business and economic conditions; significant increases or decreases in gold prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; results of current and future exploration and production activities; local and community impacts and issues; timing of receipt and maintenance of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all, and those set forth under Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2023 filed with the United States Securities and Exchange Commission (the “SEC”) on January 17, 2024.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$91,612	$98,224
Prepaid expenses and other current assets	137,294	8,130
TOTAL CURRENT ASSETS	228,906	106,354

Property, mineral rights, and equipment, net	14,191,178	14,155,178

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	1,200	5,700
TOTAL OTHER ASSETS	529,843	534,343

TOTAL ASSETS	$14,949,927	$14,795,875

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,107	$83,867
Accrued expenses	12,970	6,245
Accrued payroll, benefits and taxes	206,827	123,943
TOTAL CURRENT LIABILITIES	287,904	214,055

LONG-TERM LIABILITIES:
Asset retirement obligation	147,640	144,040
TOTAL LONG-TERM LIABILITIES	147,640	144,040
TOTAL LIABILITIES	435,544	358,095

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 189,996,152 and 174,246,152 shares issued and outstanding, respectively	189,996	174,246
Additional paid-in capital	91,362,351	90,744,432
Accumulated deficit	(77,037,964)	(76,480,898)
TOTAL STOCKHOLDERS' EQUITY	14,514,383	14,437,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,949,927	$14,795,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,				Six months ended March 31,
	2024		2023		2024		2023

OPERATING EXPENSES:
Mineral exploration		$57,212		$96,422		$116,459	$619,065
Salaries and benefits		75,928		78,312		153,618	190,476
Professional fees		37,572		50,651		97,033	113,511
Insurance expense		41,252		40,389		55,219	84,918
Other general and administrative		115,017		104,779		136,530	232,679
TOTAL OPERATING EXPENSES		326,981		370,553		558,859	1,240,649

LOSS FROM OPERATIONS		(326,981)		(370,553)		(558,859)	(1,240,649)

OTHER INCOME (EXPENSE):
Foreign exchange gain		4,328		2,880		4,172	6,282
Interest expense – related party		-		(15,499)		-	(30,651)
Interest expense		(2,135)		(1,481)		(2,406)	(1,481)
Other income		9		154		27	457
TOTAL OTHER INCOME (EXPENSE)		2,202		(13,946)		1,793	(25,393)

LOSS BEFORE INCOME TAXES		(324,779)		(384,499)		(557,066)	(1,266,042)

INCOME TAX PROVISION (BENEFIT)		-		-		-	-

NET LOSS		$(324,779)		$(384,499)		$(557,066)	$(1,266,042)

NET LOSS PER SHARE BASIC AND DILUTED	$	(nil)	$	(nil)	$	(nil)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		189,996,152		159,676,152		182,250,250	159,676,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2023	174,246,152	$174,246	$90,744,432	$(76,480,898)	$14,437,780
Stock based compensation	-	-	3,669	-	3,669
Common stock and warrants issued for cash	15,750,000	15,750	614,250	-	630,000
Net loss	-	-	-	(232,287)	(232,287)
Balance December 31, 2023	189,996,152	$189,996	$91,362,351	$(76,713,185)	$14,839,162
Net loss	-	-	-	(324,779)	(324,779)
Balance March 31, 2024	189,996,152	$189,996	$91,362,351	$(77,037,964)	$14,514,383

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$(74,300,554)	$15,814,762
Stock based compensation	-	-	51,708	-	51,708
Net loss	-	-	-	(881,543)	(881,543)
Balance, December 31, 2022	159,676,152	$159,676	$90,007,348	$(75,182,097)	$14,984,927
Stock based compensation	-	-	11,087	-	11,087
Net loss	-	-	-	(384,499)	(384,499)
Balance, March 31, 2023	159,676,152	$159,676	$90,018,435	$(75,566,596)	$14,611,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(557,066)	$(1,266,042)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	3,669	62,795
Accretion of asset retirement obligation	3,600	3,430
Changes in assets and liabilities:
Prepaid expenses and other current assets	(129,164)	(47,304)
Deposits and other assets	4,500	-
Accounts payable	(15,760)	(620,010)
Accrued expenses	6,725	(13,040)
Accrued interest – related party	-	30,651
Accrued payroll, benefits and taxes	82,884	(3,663)
Net cash used by operating activities	(600,612)	(1,853,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mineral rights	(36,000)	(36,000)
Purchase of mineral rights	-	(78,170)
Net cash used by investing activities	(36,000)	(114,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	630,000	-
Net cash provided by financing activities	630,000	-

Net decrease in cash and cash equivalents	(6,612)	(1,967,353)

CASH AT BEGINNING OF PERIOD	98,224	2,438,587

CASH AT END OF PERIOD	$91,612	$471,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS:

Timberline Resources Corporation (“Timberline” or the “Company”) was incorporated in August of 1968 under the laws of the State of Idaho as Silver Crystal Mines, Inc., for the purpose of exploring for precious metal deposits and advancing them to production. In 2008, the Company reincorporated into the State of Delaware, pursuant to a merger agreement approved by its shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Basis of Presentation and Going Concern – The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included. Operating results for the six-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.

For further information refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. In connection with the Merger described in Note 8 - Subsequent Events, the Company entered into a bridge financing with McEwen Mining Inc. pursuant to which McEwen has agreed to provide Loans totaling approximately $500,000 to fund the Company’s ongoing expenses through the closing. The closing of the Merger will allow the Company to exit the going concern condition as it becomes a subsidiary of McEwen Mining. If the Merger is not completed, all borrowed amounts will become due on October 15, 2024, or sooner in some circumstances. In that event, the Company will require additional financing in order to repay the borrowed amounts and obtain sufficient funds in order to continue as a going concern.

b. New Accounting Pronouncements –In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

The dilutive effect of outstanding securities as of March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
Stock options	5,935,000	6,335,000
Warrants	26,785,000	50,534,031
Total potential dilution	32,720,000	56,869,031

At March 31, 2024 and 2023, the effect of the Company’s common stock equivalents would have been anti-dilutive.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at March 31, 2024 and September 30, 2023, respectively:

	Expected Useful Lives (years)	March 31, 2024	September 30, 2023

Mineral rights – Eureka	-	$13,765,838	$13,729,838
Mineral rights – Seven Troughs, New York Canyon and other	-	248,227	248,227
ARO Asset		125,636	125,636
Total mineral rights		14,139,701	14,103,701

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,191,178	$14,155,178

Mineral rights at Eureka increased by $18,000 and $36,000 for advanced royalty payments to Rocky Mountain Mining Company for Lookout Mountain during the three and six-month periods ended March 31, 2024 and 2023, respectively. Depreciation expense for the three and six months ended March 31, 2024 and 2023, was $0 for each period.

NOTE 4 – RELATED PARTY PAYABLE:

The Company has accrued amounts to the Company’s Chief Executive Officer and Vice President of Exploration for amounts earned but not yet paid. Beginning in July 2023 and through March 31, 2024, the salaries have not been paid in full and at March 31, 2024, $174,904 is included in accrued payroll, benefits, and taxes on the condensed consolidated balance sheet, compared to $108,654 at September 30, 2023.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 5 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

On December 28, 2023, the Company closed a non-brokered private placement to accredited investors at a price of $0.04 per unit. Units consist of one share of common stock and one series P warrant share. The Company issued 15,750,000 common shares and a like number of warrants for cash proceeds of $630,000. The warrants have a term of four years and are exercisable at $0.06 per common share.

During the six months ended March 31, 2024, 1,016,022 series N warrants expired. During the six months ended March 31, 2023, 2,880,867 series C warrants and 4,000,000 series K warrants expired.

At March 31, 2024, the Company has a total of 26,785,000 warrants outstanding with a weighted average exercise price of $0.07 and a weighted average remaining contractual term of 2.94 years.

NOTE 6 – STOCK-BASED AWARDS:

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $259,985. These options vested immediately, with the exception of 750,000 options that vest at 25% upon grant with the remaining 75% vesting over a three-year period. At March 31, 2024, all options have fully vested. During the three and six months ended March 31, 2024, respectively, $0 and $3,669 was expensed to share-based compensation, compared to $11,087 and $62,795 for the three and six months ended March 31, 2023, respectively.

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,335,000	0.18
Granted	-	-
Expired	(2,300,000)	(0.18)
Outstanding at September 30, 2023	6,035,000	$0.17
Granted	-	-
Expired	(100,000)	(0.10)
Outstanding at March 31, 2024	5,935,000	0.18
Outstanding and exercisable at March 31, 2024	5,935,000	$0.18
Weighted average remaining contractual term (years)		1.35

The aggregate of options exercisable as of March 31, 2024 had no intrinsic value, based on the closing price of $0.04 per share of the Company’s common stock on March 31, 2024.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS:

On April 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McEwen Mining Inc., a Colorado corporation (“McEwen”), and Lookout Merger Sub, Inc., a Delaware corporation and direct subsidiary of McEwen (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving and continuing as the surviving corporation as a direct, wholly owned subsidiary of McEwen (such transaction, the “Merger”).

At the effective date of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 0.01 of a share of common stock of McEwen.  The Company will call a special meeting of its stockholders to consider and approve the Merger.  If approved by the Company’s stockholders, the Merger is expected to be consummated in the third calendar quarter of 2024.

Bridge Financing

In connection with the Merger Agreement, on April 16, 2024, the Company and McEwen entered into a Note whereby McEwen will provide the Company with loans totaling approximately $500,000, as the Company may request from time to time (each, a “Loan” and, the aggregate of such Loans, the “Principal Amount”). For each calendar month, McEwen is not obligated to make any Loan that would cause the aggregate amount of Loans for such calendar month to exceed the lesser of (i) the monthly budget for each calendar month provided by the Company to McEwen in advance of such applicable month from time to time or (ii) the Company’s monthly budget as provided on a schedule to the Note. The Note bears interest at a per annum rate of 15%, accruing monthly, and matures on October 15, 2024 (the “Maturity Date”); provided, however, that if the Merger Agreement is terminated by the Company pursuant to Section 7.01(d)(ii) of the Merger Agreement, then the Maturity Date shall be 5 business days following the effective date of such termination; provided further, however, that if the Merger Agreement is terminated by McEwen pursuant to Section 7.01(c)(i) or Section 7.01(c)(ii) of the Merger Agreement, then the Maturity Date shall be 20 calendar days following the effective date of such termination. The Company has the right to prepay the Note, in whole or in part, at any time without penalty.

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

Merger Agreement

On April 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McEwen Mining Inc., a Colorado corporation (“McEwen”), and Lookout Merger Sub, Inc., a Delaware corporation and direct subsidiary of McEwen (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving and continuing as the surviving corporation as a direct, wholly owned subsidiary of McEwen (such transaction, the “Merger”).

At the effective date of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 0.01 of a share of common stock of McEwen.  The Company will call a special meeting of its stockholders to consider and approve the Merger.  If approved by the Company’s stockholders, the Merger is expected to be consummated in the third calendar quarter of 2024.

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

SPECIAL NOTE TO READERS: Lookout Mountain is a material property as defined by Regulation S-K Subpart 1300 (S-K 1300) issued by the Security and Exchange Commission (SEC). All other properties described in this Annual Report are not individually material under S-K 1300.

The Eureka Project includes the Lookout Mountain Property and the historical Lookout Mountain and Windfall Mines in a total property position of approximately 28 square miles (72 square kilometers). The maiden Lookout Mountain mineral resource estimate was reported in compliance with Canadian NI 43-101 in an Updated Technical Report on the Lookout Mountain Project by Mine Development Associates, effective March 1, 2013, filed on SEDAR April 12, 2013.

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

In November 2023, the Timberline also announced an updated mineral resource estimate reported under Canadian National Instrument 43-101, Companion Policy 43-101CP, and Form 43-101F1, which is a Canadian Securities Administrators’ requirement for mining projects governing the disclosure of mineral reserves and resources. RESPEC Company LLC of Reno, Nevada prepared the mineral resource estimate and authored a technical report, which was subsequently filed on SEDAR+. The mineral resource estimates reported under SEC Regulation S-K 1300 and Canadian NI 43-101 are not materially different.

Detailed maps and mineral resources estimates for the Eureka Project, the 2023 Technical Report Summary and other technical reports and information on the Company’s projects may be viewed at http://timberlineresources.co.

Summary of the exploration activities for the six months ended March 31, 2024:

During the six months ended March 31, 2024, management’s efforts were directed toward securing additional financing to advance the mineral rights owned by the Company, in which it was successful in the short term, as well as in the long term, with the expected closing of the Merger with McEwen announced on April 16, 2024. The funds required to support the operating activities and administration of the Company through the first trimester of the year were secured with a cash infusion of $630,000 to the Company from the sale of common shares and warrants in a private placement transaction. Timberline subsequently arranged a $500,000 interim financing as part of the Merger Agreement.

Exploration Plans and Budgets

Timberline’s focus during fiscal 2024 will continue to be on the Eureka Project. The results of our drilling, mapping, geochemical and geophysical work completed during fiscal years 2020 through 2022 exploration seasons significantly advanced our understanding of the overall geologic setting of the Eureka Project, highlighting several areas with potential for significant gold mineralization. Our most significant advances during this period were the strong drill results announced in FY 2022, the acquisition of patented claims in New York Canyon, surface sampling results for silver and gold in New York Canyon, and the growing potential of carbonate replacement silver-lead-zinc deposits (CRD) on the Eureka Project and more broadly in the district. During fiscal year 2023, management conducted extensive analysis of historical data, newer geophysical and geological data, and district geology to advance integrated targets for CRD silver-lead-zinc and Carlin-type gold exploration. Subject to the availability of sufficient funds, this work will serve as a guide for the fiscal 2024 work program.

Execution of any 2024 exploration activities will be contingent upon the closing of the Merger with McEwen. If the Merger is consummated, there is no certainty that McEwen will continue to pursue the Company’s current exploration plan.

Results of Operations for the three and six months ended March 31, 2024 and 2023

Consolidated Results

(US$)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Exploration expenses:
Eureka	$14,767	$44,934	$34,686	$486,971
Other exploration properties	42,445	51,488	81,773	132,094
Total exploration expenditures	57,212	96,422	116,459	619,065
Non-cash expenses:
Stock option expenses	-	11,087	3,669	62,795
Depreciation, amortization and accretion	1,800	1,715	3,600	3,430
Total non-cash expenses	1,800	12,802	7,269	66,225
Professional fees expenses	37,572	50,651	97,033	113,511
Insurance expenses	41,252	40,389	55,219	84,918
Salaries and benefits expenses	75,928	67,225	149,949	127,681
Interest and other (income) expense	(2,202)	13,946	(1,793)	25,393
Other general and administrative expenses	113,217	103,064	132,930	229,249
Net loss	$324,779	$384,499	$557,066	$1,266,042

Our consolidated net loss for the three months ended March 31, 2024 was $324,779, compared to a consolidated net loss of $384,499 for the three months ended March 31, 2023. The decrease in net loss is largely due to the significant decrease in exploration expenses, stock option expenses, professional fees, and interest expense as a result of our intentional scale-back of operating activities during management’s efforts to raise funds for operations.

Our consolidated net loss for the six months ended March 31, 2024 was $557,066, compared to a consolidated net loss of $1,266,042 for the six months ended March 31, 2023. The decrease in net loss is largely due to the significant decrease in exploration expenses, stock option expenses and other general and administrative expenses as a result of our intentional scale-back of operating activities during management’s efforts to raise funds for operations.

Financial Condition and Liquidity

At March 31, 2024, we had assets of $14,949,927, consisting of cash in the amount of $91,612; property, mineral rights and equipment of $14,191,178, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $138,494.

On March 31, 2024, we had total liabilities of $435,544 and total assets of $14,949,927. This compares to total liabilities of $358,095 and total assets of $14,795,875 on September 30, 2023. As of March 31, 2024, our liabilities consist of $147,640 for asset retirement obligations, and $287,904 of trade payables and accrued liabilities. Of these liabilities, $287,904 are due within twelve months. The liabilities compared to September 30, 2023 have increased, due to increased accrued payroll, benefits and taxes, and accrued liabilities during the six months ended March 31, 2024.

On March 31, 2024, we had negative working capital of $58,998 and stockholders’ equity of $14,514,383 compared to negative working capital of $107,701 and stockholders’ equity of $14,437,780 for the year ended September 30, 2023. Working capital experienced a favorable change due to the increase in available cash from a completed private placement financing during the six months ended March 31, 2024.

During the six months ended March 31, 2024, we used cash from operating activities of $600,612, compared to cash used of $1,853,183 for the six months ended March 31, 2023. As a result of our intentional scale-back of operating activities and reduced cash position, we experienced a significant change in our operating assets and liabilities. The change at March 31, 2024 was $(50,814) compared to $(653,366) for the six-month period ended March 31, 2023. The use of cash from operating activities results primarily from the net loss of $557,066 for the six-month period ended March 31, 2024, compared to net loss of $1,266,042 for the six-month period ended March 31, 2023. Changes to the net loss for the comparative periods are described above.

During the six-month period ended March 31, 2024, cash of $36,000 was used by investment activities, compared with cash of $114,170 used for the six-month period ended March 31, 2023. During the six months ended March 31, 2024, we paid $36,000 for mineral rights, compared to $36,000 paid for mineral rights and $78,170 paid for the purchase of mineral locations for the six months ended March 31, 2023.

During the six-month period ended March 31, 2024, we completed a private placement financing resulting in cash of $630,000 provided by financing activities compared to $nil for the six months ended March 31, 2023.

Going Concern

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

At March 31, 2024, we had negative working capital of $58,998. We had $287,904 outstanding in current liabilities and a cash balance of $91,612. As of the date of this report on Form 10-Q, we do not have sufficient cash to meet our normal operating commitments for the next 12 months without additional financing. In connection with the Merger, we entered into a bridge financing with McEwen pursuant to which McEwen has agreed to provide Loans totaling approximately $500,000 to fund the Company’s ongoing expenses through the closing. The closing of the Merger will allow the Company to exit the going concern condition as it becomes a subsidiary of McEwen Mining. If the Merger is not completed, all borrowed amounts will become due on October 15, 2024, or sooner in some circumstances. In that event, the Company will require additional financing in order to repay the borrowed amounts and obtain sufficient funds in order to continue as a going concern.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2024, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Due to the proposed Merger with McEwen, there have been material changes to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2023.  For a complete discussion of the Company’s risk factors, refer to the risk factors included under Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2023, and the following risk factors:

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect to Timberline. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Employee retention at Timberline may be challenging during the pendency of the Merger, as employees may experience uncertainty about their roles. In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of McEwen, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete, or significant delays in completing, the Merger could negatively affect the trading prices of our common stock and our future business and financial results.

Completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from Timberline stockholders, (ii) the absence of any order or law prohibiting consummation of the Merger, and (iii) the authorization for listing on the New York Stock Exchange and the Toronto Stock Exchange of the shares of McEwen common stock to be issued in connection with the Merger. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

•	the requirement that we pay McEwen a termination fee of approximately $400,000 under certain circumstances provided in the Merger Agreement;

•	negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•	having to pay certain significant costs relating to the Merger; and

•	the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board of Directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended March 31, 2024, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

2.1

Agreement and Plan of Merger by and among McEwen Mining Inc., Lookout Merger Sub, Inc. and the Company, dated as of April 14, 2024, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April, 16, 2024.

3.1

Certificate of Incorporation of the Registrant as amended through October 31, 2014, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2014.

3.2	Amended By-Laws of the Registrant, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 13, 2015.
4.1	Specimen of the Common Stock Certificate, incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on September 29, 2005
4.2	Form of the Series M Warrant, incorporated by reference to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2024.
4.3	Form of the Series N Warrant, incorporated by reference to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2024.
4.4	Form of the Series P Warrant, incorporated by reference to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on February 13, 2024.
10.1	Form of Voting and Support Agreement, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April, 16, 2024.
10.2	Promissory Note by the Company in favor of McEwen Mining Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April, 16, 2024.
10.3	Amendment to Highsmith Employment Letter Agreement, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April, 16, 2024.
10.4	Amendment to Osterberg Employment Letter Agreement, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April, 16, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE RESOURCES CORPORATION

By:	/s/ Patrick Highsmith
Patrick Highsmith
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024

By:	/s/ Ted R. Sharp
Ted R. Sharp
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2024

