Form 10-Q
period 2024-06-30
Timberline Resources Corp
filed 2024-08-09
CIK 1288750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of issuer’s common stock outstanding at August 9, 2024: 189,996,152

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$109,859	$98,224
Prepaid expenses and other current assets	92,118	8,130
TOTAL CURRENT ASSETS	201,977	106,354

Property, mineral rights, and equipment, net	14,209,178	14,155,178

OTHER ASSETS:
Reclamation bonds	528,643	528,643
Deposits and other assets	1,200	5,700
TOTAL OTHER ASSETS	529,843	534,343

TOTAL ASSETS	$14,940,998	$14,795,875

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,074	$83,867
Accrued expenses	6,696	6,245
Accrued interest payable – related party	6,568	-
Accrued payroll, benefits and taxes	173,995	123,943
Note payable – related party	346,000	-
TOTAL CURRENT LIABILITIES	575,333	214,055

LONG-TERM LIABILITIES:
Asset retirement obligation	149,440	144,040
TOTAL LONG-TERM LIABILITIES	149,440	144,040
TOTAL LIABILITIES	724,773	358,095

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $ 0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $ 0.001 par value; 500,000,000 shares authorized, 189,996,152 and 174,246,152 shares issued and outstanding, respectively	189,996	174,246
Additional paid-in capital	91,362,351	90,744,432
Accumulated deficit	(77,336,122)	(76,480,898)
TOTAL STOCKHOLDERS' EQUITY	14,216,225	14,437,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,940,998	$14,795,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30,				Nine months ended June 30,
	2024		2023		2024		2023

OPERATING EXPENSES:
Mineral exploration		$61,634		$108,761		$178,093	$727,827
Salaries and benefits		60,984		88,363		214,602	278,840
Professional fees		64,341		58,393		161,374	171,904
Insurance expense		38,787		40,821		94,006	125,739
Other general and administrative		76,528		80,477		213,058	313,156
TOTAL OPERATING EXPENSES		302,274		376,815		861,133	1,617,466

LOSS FROM OPERATIONS		(302,274)		(376,815)		(861,133)	(1,617,466)

OTHER INCOME (EXPENSE):
Foreign exchange gain		12,126		648		16,298	6,931
Interest expense – related party		(6,568)		(16,381)		(6,568)	(47,031)
Interest expense		(1,442)		(1,049)		(3,848)	(2,530)
Other income		-		56		27	513
TOTAL OTHER INCOME (EXPENSE)		4,116		(16,726)		5,909	(42,117)

LOSS BEFORE INCOME TAXES		(298,158)		(393,541)		(855,224)	(1,659,583)

INCOME TAX PROVISION (BENEFIT)		-		-		-	-

NET LOSS		$(298,158)		$(393,541)		$(855,224)	$(1,659,583)

NET LOSS PER SHARE BASIC AND DILUTED	$	(nil)	$	(nil)	$	(nil)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		189,996,152		159,676,152		184,822,794	159,676,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2023	174,246,152	$174,246	$90,744,432	$(76,480,898)	$14,437,780
Stock based compensation	-	-	3,669	-	3,669
Common stock and warrants issued for cash	15,750,000	15,750	614,250	-	630,000
Net loss	-	-	-	(232,287)	(232,287)
Balance December 31, 2023	189,996,152	$189,996	$91,362,351	$(76,713,185)	$14,839,162
Net loss	-	-	-	(324,779)	(324,779)
Balance March 31, 2024	189,996,152	$189,996	$91,362,351	$(77,037,964)	$14,514,383
Net loss	-	-	-	(298,158)	(298,158)
Balance June 30, 2024	189,996,152	$189,996	$91,362,351	$(77,336,122)	$14,216,225

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2022	159,676,152	$159,676	$89,955,640	$(74,300,554)	$15,814,762
Stock based compensation	-	-	51,708	-	51,708
Net loss	-	-	-	(881,543)	(881,543)
Balance, December 31, 2022	159,676,152	$159,676	$90,007,348	$(75,182,097)	$14,984,927
Stock based compensation	-	-	11,087	-	11,087
Net loss	-	-	-	(384,499)	(384,499)
Balance, March 31, 2023	159,676,152	$159,676	$90,018,435	$(75,566,596)	$14,611,515
Stock based compensation	-	-	11,084	-	11,084
Net loss	-	-	-	(393,541)	(393,541)
Balance, June 30, 2023	159,676,152	$159,676	$90,029,519	$(75,960,137)	$14,229,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(855,224)	$(1,659,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	3,669	73,879
Accretion of asset retirement obligation	5,400	5,145
Changes in assets and liabilities:
Prepaid expenses and other current assets	(83,988)	(14,502)
Deposits and other assets	4,500	-
Accounts payable	(41,793)	(563,167)
Accrued expenses	451	(18,010)
Accrued interest – related party	6,568	47,032
Accrued payroll, benefits and taxes	50,052	(3,663)
Net cash used by operating activities	(910,365)	(2,132,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mineral rights	(54,000)	(54,000)
Purchase of mineral rights	-	(79,302)
Net cash used by investing activities	(54,000)	(133,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	630,000	-
Proceeds from note payable – related party	346,000	-
Net cash provided by financing activities	976,000	-

Net increase (decrease) in cash	11,635	(2,266,171)

CASH AT BEGINNING OF PERIOD	98,224	2,438,587

CASH AT END OF PERIOD	$109,859	$172,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. Basis of Presentation and Going Concern – The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included. Operating results for the nine-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.

For further information refer to the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds. In connection with the Merger described in Note 8 - Subsequent Events, the Company entered into a bridge financing with McEwen Mining Inc. pursuant to which McEwen has agreed to provide loans totaling approximately $500,000 to fund the Company’s ongoing expenses through the closing. The closing of the Merger will alleviate the doubt about the Company’s ability to continue as a going concern. If the Merger is not completed, all borrowed amounts will become due on October 15, 2024, or sooner in some circumstances. In that event, the Company will require additional financing in order to repay the borrowed amounts and obtain sufficient funds in order to continue as a going concern.

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

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

The dilutive effect of outstanding securities as of June 30, 2024 and 2023 is as follows:

	June 30, 2024	June 30, 2023
Stock options	5,935,000	6,035,000
Warrants	26,785,000	38,402,384
Total potential dilution	32,720,000	44,437,384

At June 30, 2024 and 2023, the effect of the Company’s common stock equivalents would have been anti-dilutive.

NOTE 3 – PROPERTY, MINERAL RIGHTS, AND EQUIPMENT:

The following is a summary of property, mineral rights, and equipment and accumulated depreciation at June 30, 2024 and September 30, 2023, respectively:

	Expected Useful Lives (years)	June 30, 2024	September 30, 2023

Mineral rights – Eureka	-	$13,783,838	$13,729,838
Mineral rights – Seven Troughs, New York Canyon and other	-	248,227	248,227
ARO Asset		125,636	125,636
Total mineral rights		14,157,701	14,103,701

Equipment and vehicles	2-5	53,678	53,678
Office equipment and furniture	3-7	70,150	70,150
Land	-	51,477	51,477
Total property and equipment		175,305	175,305
Less accumulated depreciation		(123,828)	(123,828)
Property, mineral rights, and equipment, net		$14,209,178	$14,155,178

Mineral rights at Eureka increased by $18,000 and $54,000 for advanced royalty payments to Rocky Mountain Mining Company for Lookout Mountain during the three and nine-month periods ended June 30, 2024 and 2023, respectively. Depreciation expense for the three and nine months ended June 30, 2024 and 2023, was $0 for each period.

NOTE 4 – RELATED PARTY PAYABLE:

The Company has accrued amounts to the Company’s Chief Executive Officer and Vice President of Exploration for amounts earned but not yet paid. Beginning in July 2023 and through June 30, 2024, the salaries have not been paid in full and at June 30, 2024, $126,250 is included in accrued payroll, benefits, and taxes on the condensed consolidated balance sheet, compared to $108,654 at September 30, 2023.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 5 – MERGER AGREEMENT

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

At the effective date of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 0.01 of a share of common stock of McEwen. The Company has called for a special meeting of its stockholders to consider and approve the Merger, to be held on August 16, 2024. If approved by the Company’s stockholders, the Merger is expected to be consummated in the third calendar quarter of 2024.

Bridge Financing

In connection with the Merger Agreement, on April 16, 2024, the Company and McEwen entered into a note whereby McEwen would provide the Company with loans totaling approximately $500,000, as the Company may request from time to time (the “Note”). For each calendar month, McEwen is not obligated to make any loan that would cause the aggregate amount of loans for such calendar month to exceed the lesser of (i) the monthly budget for each calendar month provided by the Company to McEwen in advance of such applicable month from time to time or (ii) the Company’s monthly budget as provided on a schedule to the Note. The Note bears interest at a per annum rate of 15%, accruing monthly, and matures on October 15, 2024, provided, that if the Merger Agreement is terminated by the Company, then the Maturity Date shall be 5 business days following the effective date of such termination; provided further, however, that if the Merger Agreement is terminated by McEwen, then the Maturity Date shall be 20 calendar days following the effective date of such termination. The Company has the right to prepay the Note, in whole or in part, at any time without penalty.

During the nine months ended June 30, 2024, the Company received a total of $346,000 of the bridge financing. At June 30, 2024, the balance of the note payable – related party is $346,000. During the three and nine months ended June 30, 2024, $6,568 has been accrued for interest and is included in accrued interest payable – related party on the condensed consolidated balance sheet.

NOTE 6 – COMMON STOCK, WARRANTS AND PREFERRED STOCK:

On December 28, 2023, the Company closed a non-brokered private placement to accredited investors at a price of $0.04 per unit. Units consist of one share of common stock and one series P warrant share. The Company issued 15,750,000 common shares and a like number of warrants for cash proceeds of $630,000. The warrants have a term of four years and are exercisable at $0.06 per common share.

During the nine months ended June 30, 2024, 1,016,022 series N warrants expired. During the nine months ended June 30, 2023, 2,880,867 series C warrants and 4,000,000 series K warrants expired.

At June 30, 2024, the Company has a total of 26,785,000 warrants outstanding with a weighted average exercise price of $0.07 and a weighted average remaining contractual term of 2.69 years.

At April 16, 2024, the Company entered into a Merger Agreement which would convert all outstanding shares, in-the-money options and warrants into like instruments of common stock or equivalents of McEwen, as described in Note 5 – Merger Agreement.

NOTE 7 – STOCK-BASED AWARDS:

On October 8, 2020, the Company granted a total of 1,100,000 options to purchase shares of the Company’s common stock that expire in five years with an exercise price of $0.25 in conjunction with the appointment of officers and a director. These granted options had a total fair value of $259,985. These options vested immediately, with the exception of 750,000 options that vest at 25% upon grant with the remaining 75% vesting over a three-year period. At June 30, 2024, all options have fully vested. During the three and nine months ended June 30, 2024, respectively, $0 and $3,669 was expensed to share-based compensation, compared to $11,084 and $73,879 for the three and nine months ended June 30, 2023, respectively.

TIMBERLINE RESOURCES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

The following is a summary of options issued and outstanding:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	8,335,000	0.18
Granted	-	-
Expired	(2,300,000)	(0.18)
Outstanding at September 30, 2023	6,035,000	$0.17
Granted	-	-
Expired	(100,000)	(0.10)
Outstanding at June 30, 2024	5,935,000	0.18
Outstanding and exercisable at June 30, 2024	5,935,000	$0.18
Weighted average remaining contractual term (years)		1.10

The aggregate of options exercisable as of June 30, 2024 had no intrinsic value, based on the closing price of $0.08 per share of the Company’s common stock on June 30, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

The Company has the following commitments and contingencies:

Mineral Exploration

A portion of the Company’s mining claims on the Company’s properties are subject to lease and option agreements including advance minimum royalty payments, with various terms, obligations, and royalties payable in certain circumstances.

The Company pays federal and county claim maintenance fees on unpatented claims that are included in the Company’s mineral exploration properties. Should the Company continue to explore all of the Company’s mineral properties, it estimates annual fees to total $285,523 per year in the future.

NOTE 9 – SUBSEQUENT EVENTS:

On July 15, 2024, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission, which discloses the Company’s planned special shareholder meeting on August 16, 2024, with anticipated closing of the merger with McEwen approximately August 19, 2024.

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

On July 15, 2024, the Company filed a Definitive Proxy Statement with the SEC, which discloses the Company’s planned special shareholder meeting on August 16, 2024, with anticipated closing of the merger with McEwen approximately August 19, 2024.

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

Summary of the exploration and administrative activities for the nine months ended June 30, 2024:

During the nine months ended June 30, 2024, management’s efforts were directed toward securing additional financing to advance the mineral rights owned by the Company, in which it was successful in the short term, as well as in the long term, through the Merger with McEwen announced on April 16, 2024. The proposed transaction required significant due diligence activities and support of the due diligence activities of the McEwen merger team prior to its announcement and related to the expected closing in August 2024. The funds required to support the operating activities and administration of the Company through the first trimester of the year were secured with a cash infusion of $630,000 to the Company from the sale of common shares and warrants in a private placement transaction. Timberline subsequently arranged a $500,000 interim financing as part of the Merger Agreement, against which the Company received a total of $346,000 of loan proceeds which were used to cover operating costs during the three months ended June 30, 2024.

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

Results of Operations for the three and nine months ended June 30, 2024 and 2023

Consolidated Results

(US$)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Exploration expenses:
Eureka	$14,692	$46,478	$49,377	$533,449
Other exploration properties	46,942	62,283	128,716	194,378
Total exploration expenditures	61,634	108,761	178,093	727,827
Non-cash expenses:
Stock option expenses	-	11,084	3,669	73,879
Depreciation, amortization and accretion	1,800	1,715	5,400	5,145
Total non-cash expenses	1,800	12,799	9,069	79,024
Professional fees expenses	64,341	58,393	161,374	171,904
Insurance expenses	38,787	40,821	94,006	125,739
Salaries and benefits expenses	60,984	77,279	210,933	204,961
Interest and other (income) expense	(4,116)	16,726	(5,909)	42,117
Other general and administrative expenses	74,728	78,762	207,658	308,011
Net loss	$298,158	$393,541	$855,224	$1,659,583

Our consolidated net loss for the three months ended June 30, 2024 was $298,158, compared to a consolidated net loss of $393,541 for the three months ended June 30, 2023. The decrease in net loss is largely due to the significant decrease in exploration expenses, salaries and benefits, insurance expense, and other general and administrative expenses as a result of our intentional scale-back of operating activities during management’s efforts to raise funds for operations.

Our consolidated net loss for the nine months ended June 30, 2024 was $855,224, compared to a consolidated net loss of $1,659,583 for the nine months ended June 30, 2023. The decrease in net loss is largely due to the significant decrease in exploration expenses, stock option expenses and other general and administrative expenses as a result of our intentional scale-back of operating activities during management’s efforts to raise funds for operations.

Financial Condition and Liquidity

At June 30, 2024, we had assets of $14,940,998, consisting of cash in the amount of $109,859; property, mineral rights and equipment of $14,209,178, net of depreciation, reclamation bonds of $528,643, and prepaid expenses, deposits and other assets in the amount of $93,318.

On June 30, 2024, we had total liabilities of $724,773 and total assets of $14,940,998. This compares to total liabilities of $358,095 and total assets of $14,795,875 on September 30, 2023. As of June 30, 2024, our liabilities consist of $149,440 for asset retirement obligations, $229,333 of trade payables and accrued liabilities, and $346,000 of note payable – related party. Of these liabilities, $575,333 are due within twelve months. The liabilities compared to September 30, 2023 have increased, due to increased accrued liabilities and the note payable – related party during the nine months ended June 30, 2024.

On June 30, 2024, we had negative working capital of $373,356 and stockholders’ equity of $14,216,225 compared to negative working capital of $107,701 and stockholders’ equity of $14,437,780 for the year ended September 30, 2023. Working capital experienced an unfavorable change due to the increase in notes payable-related party during the nine months ended June 30, 2024.

During the nine months ended June 30, 2024, we used cash from operating activities of $910,365, compared to cash used of $2,132,869 for the nine months ended June 30, 2023. As a result of our intentional scale-back of operating activities and reduced cash position, we experienced a significant change in our operating assets and liabilities. The change at June 30, 2024 was $(64,210) compared to $(552,310) for the nine-month period ended June 30, 2023. The use of cash from operating activities results primarily from the net loss of $855,224 for the nine-month period ended June 30, 2024, compared to net loss of $1,659,583 for the nine-month period ended June 30, 2023. Changes to the net loss for the comparative periods are described above.

During the nine-month period ended June 30, 2024, cash of $54,000 was used by investment activities, compared with cash of $133,302 used for the nine-month period ended June 30, 2023. During the nine months ended June 30, 2024, we paid $54,000 for mineral rights, compared to $54,000 paid for mineral rights and $79,302 paid for the purchase of mineral locations for the nine months ended June 30, 2023.

During the nine-month period ended June 30, 2024, we completed a private placement financing resulting in cash of $630,000 and received funds of $346,000 from the note payable – related party, resulting in $976,000 provided by financing activities compared to $nil for the nine months ended June 30, 2023.

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

At June 30, 2024, we had negative working capital of $373,356. We had $575,333 outstanding in current liabilities and a cash balance of $109,859. As of the date of this report on Form 10-Q, we do not have sufficient cash to meet our normal operating commitments for the next 12 months without additional financing. In connection with the Merger, we entered into a bridge financing with McEwen pursuant to which McEwen has agreed to provide Loans totaling approximately $500,000 to fund the Company’s ongoing expenses through the closing. The closing of the Merger will allow the Company to exit the going concern condition as it becomes a subsidiary of McEwen Mining. If the Merger is not completed, all borrowed amounts will become due on October 15, 2024, or sooner in some circumstances. In that event, the Company will require additional financing in order to repay the borrowed amounts and obtain sufficient funds in order to continue as a going concern.

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

Bridge Financing

In connection with the Merger Agreement, on April 16, 2024, the Company and McEwen entered into a Note whereby McEwen would provide the Company with loans totaling approximately $500,000, as the Company may request from time to time (each, a “Loan” and, the aggregate of such Loans, the “Principal Amount”). For each calendar month, McEwen is not obligated to make any Loan that would cause the aggregate amount of Loans for such calendar month to exceed the lesser of (i) the monthly budget for each calendar month provided by the Company to McEwen in advance of such applicable month from time to time or (ii) the Company’s monthly budget as provided on a schedule to the Note. The Note bears interest at a per annum rate of 15%, accruing monthly, and matures on October 15, 2024 (the “Maturity Date”); provided, however, that if the Merger Agreement is terminated by the Company pursuant to Section 7.01(d)(ii) of the Merger Agreement, then the Maturity Date shall be 5 business days following the effective date of such termination; provided further, however, that if the Merger Agreement is terminated by McEwen pursuant to Section 7.01(c)(i) or Section 7.01(c)(ii) of the Merger Agreement, then the Maturity Date shall be 20 calendar days following the effective date of such termination. The Company has the right to prepay the Note, in whole or in part, at any time without penalty.

During the nine months ended June 30, 2024, the Company received a total of $346,000 of the bridge financing. At June 30, 2024, the balance of the note payable – related party is $346,000. During the three and nine months ended June 30, 2024, $6,568 has been accrued for interest and is included in Interest payable – related party on the condensed consolidated balance sheet.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2024, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

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
Patrick Highsmith President and Chief Executive Officer (Principal Executive Officer) Date: August 9, 2024

By:	/s/ Ted R. Sharp
Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 9, 2024

